Form 10QSB
period 2003-03-31
PRIME RESOURCE INC
filed 2003-08-08
CIK 1173281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED March 31, 2003
                                                        OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD From                          to                     .
                               ------------------------    --------------------

                        Commission File Number 333-88480

                              PRIME RESOURCE, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

           Utah                                      04-3648721
---------------------------                       -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

                       1245 East Brickyard Road, Suite 590
                           Salt Lake City, Utah 84106
                          ----------------------------
                    (Address of principal executive officers)
                          (801) 433-2000 (Registrant's
                     telephone number, including area code)

                                      None
              (Former name, former address and former fiscal year,
                         if changed since last report)



                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes No Not Applicable

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock: 2,950,000 shares issued as of May 1, 2003, No Par Value. Authorized - 50,000,000 common voting shares.

                                      INDEX

                              Prime Resource, Inc.
                      For The Quarter Ending March 31, 2003


Part I.  Financial Information

     Item 1.   Financial Statements

               Consolidated Balance Sheets - March 31 2003 (Unaudited).

               Consolidated Statements of Operations (Unaudited) - For the three months ended March 31, 2003 and for the three months ended March 31, 2002.

               Consolidated Statements of Cash Flows (Unaudited) - For the three months ended March 31, 2003, and for the three months ended March 31, 2002.

               Notes to Consolidated Financial Statements (Unaudited) - March 31, 2003.

     Item 2. Management's Discussion and Analysis o Financial Condition or Plan of Operation.

               Controls and Procedures


Part II.  Other Information

     Item 2.   Changes in Securities and Use of Proceeds

     Item 5.   Other Matters

     Item 6.   Exhibits and Reports on Form 8-K

Signatures

Certifications

                         Part I - Financial Information
Item 1.  Financial Statements

                      PRIME RESOURCE, INC. AND SUBSIDIARIES
                 (Formerly Prime Resource, LLC and Subsidiaries)

                     CONSOLIDATED BALANCE SHEET (Unaudited)
                                 March 31, 2003


Assets

Current Assets:
     Cash and cash equivalents                                                                 $        36,672
     Accounts receivable                                                                               377,619
                                                                                               ---------------
Total current assets                                                                                   414,291
                                                                                               ---------------

Fixed Assets:
     Furniture and fixtures                                                                            123,963
     Office equipment                                                                                   28,218
     Computer equipment                                                                                 43,900
     Software                                                                                           18,814
     Vehicles                                                                                           92,540
                                                                                               ---------------
Total fixed assets                                                                                     307,436

     Less accumulated depreciation                                                                    (149,495)
                                                                                               ---------------

Net fixed assets                                                                                       157,941
                                                                                               ---------------

Advances and notes receivable from related parties                                                     117,408
Other assets                                                                                            12,769
Deferred income taxes                                                                                   22,897
                                                                                               ---------------

Total assets                                                                                   $       725,305
                                                                                               ===============

Liabilities and Stockholders' Equity

Current Liabilities:
     Accounts payable                                                                          $        11,298
     Accrued expenses                                                                                  275,104
     Current portion of notes payable, related parties                                                  87,149
                                                                                               ---------------
Total current liabilities                                                                              373,550

Notes payable to related party, less current portion                                                    35,233

Common stock, no par value; authorized 50,000,000 shares;
     issued and outstanding 2,800,000 shares                                                                 -
Additional paid-in capital                                                                             197,763
Retained earnings                                                                                      118,759
                                                                                               ---------------
                                                                                                       316,522
                                                                                               ---------------

Total liabilities and stockholders' equity                                                     $       725,305
                                                                                               ===============

                       See notes to financial statements.

                      PRIME RESOURCE, INC. AND SUBSIDIARIES
                 (Formerly Prime Resource, LLC and Subsidiaries)

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                   Three Months Ended March 31, 2003 and 2002



                                                                                  2003                    2002
                                                                           ---------------           -------------
Net Revenues
     Commissions                                                             $     819,946           $     434,852
     Investment and business advisory fees                                          86,385                  90,646
                                                                           ---------------           -------------
         Total net revenues                                                       906,331`                 525,498

Operating Expenses
     Commissions                                                                   247,463                 131,052
     Compensation and benefits                                                     278,764                 383,440
     General and administrative                                                    118,102                 114,800
     Occupancy and equipment                                                        29,370                  25,725
     Depreciation and amortization                                                  11,388                  12,165
                                                                           ---------------           -------------
         Total operating expenses                                                  685,087                 667,182
                                                                           ---------------           -------------

Income (loss) from operations                                                      221,244                (141,684)

Interest and dividend income                                                           260                   1,945
Interest expense                                                                    (1,022)                      -
Other income (expense)                                                             (10,328)                      -
                                                                           ----------------          -------------
Total other income (expense)                                                       (11,090)                  1,945

Net income (loss) before taxes                                                     210,154                (143,629)
                                                                           ---------------           --------------

Income tax expense (benefit)                                                        83,695                       -
                                                                           ---------------           -------------

Net income (loss)                                                          $       126,459           $    (143,629)
                                                                           ===============           ==============


                       See notes to financial statements.

                      PRIME RESOURCE, INC. AND SUBSIDIARIES
                 (Formerly Prime Resource, LLC and Subsidiaries)

          CONSOLIDATED STATEMENTS OF MEMBERS' AND STOCKHOLDERS' EQUITY
                                   (Unaudited)
                        January 1, 2002 to March 31, 2003


                                             Members'              Common Stock                 Paid-in         Retained
                                              Equity          Shares           Amount           Capital         Deficit
                                         --------------     -----------      -----------      -----------     ------------
Balance, January 1, 2002                 $      220,338               -      $         -      $         -     $          -

Net loss through date of
  incorporation (April 4, 2002)                (135,575)              -                -                -                -


Member contribution                             113,000               -                -                -                -

Reorganization from LLC to
  corporation (April 4, 2002)                  (197,763)      2,800,000                -          197,763                -

Net loss from April 4, 2002
  through December 31, 2002                           -               -                -                -           (7,700)
                                         --------------     -----------      -----------      -----------     ------------


Balance, December 31, 2002                            -       2,800,000                -          197,763           (7,700)


Net income                                            -               -                -                -         126,459
                                         --------------     -----------      -----------      -----------     -----------

Balance, March 31, 2003                  $            -       2,800,000      $         -      $   197,763     $   118,759
                                         ==============     ===========      ===========      ===========     ===========


                       See notes to financial statements.

                      PRIME RESOURCE, INC. AND SUBSIDIARIES
                 (Formerly Prime Resource, LLC and Subsidiaries)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                   Three Months Ended March 31, 2003 and 2002



                                                                                  2003                  2002
                                                                           ---------------         ---------------
OPERATING ACTIVITIES
Net Income (loss)                                                          $       126,459         $      (143,629)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:

     Depreciation                                                                   11,388                  12,165
     Write-off of notes receivable from related parties                              5,728                 194,845
     Change in deferred taxes                                                        3,609                       -
  Changes in operating assets and liabilities

     Accounts receivable                                                          (236,992)                (35,120)
     Other assets                                                                      335                 (50,026)
     Accounts payable                                                              (61,054)                 43,220
     Accrued expenses                                                              107,930                (208,913)
                                                                           ---------------         ---------------

NET CASH USED IN OPERATING ACTIVITIES                                              (42,597)               (187,458)

INVESTING ACTIVITIES
Purchase of property and equipment                                                  (5,466)                 (6,711)
Proceeds from sale of investment                                                         -                  50,125
                                                                           ---------------         ---------------

NET CASH PROVIDED BY (USED IN) INVESTING
ACTIVITIES                                                                          (5,466)                 43,414

FINANCING ACTIVITIES
Proceeds from notes payable to related parties                                           -                  53,822
Member investments                                                                       -                 113,000
                                                                           ---------------         ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                                                         -                 166,822

INCREASE (DECREASE) IN CASH                                                        (48,063)                 22,778

Cash and cash equivalents, beginning of period                                      84,735                  32,102
                                                                           ---------------         ---------------

Cash and cash equivalents, end of period                                   $        36,672         $        54,880
                                                                           ===============         ===============

Additional required disclosures:
Interest paid in cash                                                      $         1,022         $             -



                       See notes to financial statements.

                      PRIME RESOURCE, INC. AND SUBSIDIARIES
                 (Formerly Prime Resource, LLC and Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

(1) INTERIM FINANCIAL STATEMENT POLICIES AND DISCLOSURES

The unaudited, consolidated, condensed financial statements of Prime Resource, Inc. and Subsidiaries (the Company) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally required in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These consolidated, condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present a fair statement of the results of operations for the interim periods presented. All of the adjustments that have been made in these consolidated, condensed financial statements are of a normal recurring nature.

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report.

(2) SUBSEQUENT EVENT

The Company commenced an initial public offering of its shares on April 16, 2003, when its registration became effective. The Company raised $750,000 through the sale of 150,000 shares.

Item 2. Management's Discussion and Analysis o Financial Condition or Plan of Operation


Forward-Looking Information

Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect,""anticipate,""intend," and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results from experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the company, increasing competition, fluctuations in raw materials and energy prices, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Plan of Operation

Prime Resource, Inc. ("Prime") is a Utah Corporation which was organized and filed of record on March 29, 2002 as a successor entity to Prime, LLC. Prime is an integrated business entity that conducts all of its actual business activities through its two wholly owned subsidiaries: Belsen Getty, LLC ("Belsen Getty") and Fringe Benefit Analysts, LLC ("Fringe"). Unless otherwise specifically described in this offering, the reference to Prime shall collectively mean both Prime and its two operating subsidiaries.

The principal business activity of Prime has been, and will continue to be, for the foreseeable future, providing insurance and related insurance products principally in the health, life, dental and disability areas, as well as implementing and managing various employee related benefit programs and plans, such as 401(k) retirement accounts. The insurance activities of Prime are primarily conducted through Fringe. Belsen Getty supplies collateral services related primarily to pension and investment management programs, as well as financial advisory services, retirement planning and general business consulting.

Management intends to attempt to grow the company primarily through the acquisition of other insurance providers into the Fringe Benefit entity and the recruitment and training of new agents and their books of business. Concurrently, Belsen Getty is attempting to expand its financial and business consulting and pension planning services principally by creating a more extensive investment advisory role and aggressive marketing.

The company commenced an initial public offering of its shares on April 16, 2003 when its registration became effective. Prime raised $750,000 in this offering. It intends to employ these funds primarily for acquisitions to grow its core insurance services and products as generally discussed above. A more detailed description of the use of proceeds is contained in the prospectus for the public offering. Any person wishing to obtain a copy of that prospectus material, including the use of proceeds, may obtain a copy at the Securities and Exchange Commission ("SEC") online website at www.sec.gov\edgar. Alternatively, a copy of the prospectus will be made available to any shareholder, or other interested party, upon request to the company at its principal address at 1245 East Brickyard Road, Suite 590, Salt Lake City, UT 84106.

The company's long term growth and potential to realize profits is substantially dependent upon the ability of management of the company to successfully employ the expected proceeds of the public offering in a manner which will generate additional revenues and potential net income to Prime. No assurance or warranty of the success of Prime can be made or implied at this time. Prime can make no warranty it will be able to place the offering being sold as a self-underwriting. Under current SEC regulations, the use and disposition of the proceeds of the offering, if any, will be reported subsequently in the periodic filings of Prime under a specifically designated section on Use and Employment of Offering Proceeds. This section is not included in this 10-QSB because no shares have been sold as of the date of this report.

As may be noted from the foregoing financial statements, the company experienced a net loss of $143,275 in the first quarter of 2002. In the first quarter of 2003 the company realized a net profit of $ 126,459primarily due to increased insurance revenues and, to a lesser extent, increases in revenues for the financial advisory and consulting services of Belsen Getty. Each person reviewing this report should understand that the company has not had historical profits and that the first quarter of 2003 evidences the first profit realized by the company since inception. The failure of the company to have historical profits should be considered as a potential risk factor to any person acquiring securities of the company in that it does not have a proven or sustained profit history.

At present, the outstanding current liabilities of the company are presently $ 373,550 as of March 31, 2003. The company has retained earnings from its inception as a corporate entity to March 31, 2003 of $ 118,759.

Products and Markets

As generally described above, the revenue sources to Prime are primarily divided into two categories. The first being the sale of a broad line of insurance products and services through Fringe with a primary emphasis on group health, disability and life policies. The insurance activities of Prime are primarily offered within twelve western states. Prime acts as a general agent through Fringe for various companies in supplying the insurance policies and services. However, four companies account, collectively, for almost all of the policies provided. These four principal suppliers of policies to Prime are Altius Insurance, (previously Pacific Health Care); United Health Care; Intermountain Health Care and Regence Blue Cross. Commissions for the placement of these products range from approximately 2-20%. Fringe currently has, as of March 31, 2003, approximately 823 employers who are receiving ongoing insurance coverage and related services from Fringe. Fringe also has what it believes to be a unique program related to its insurance activities in which it provides at little or no cost to the client the administration for various insurance programs such as COBRA, ss.125((e) and State continuation plans and other insurance related consulting and management services. Fringe believes it has been successful in growing its business through supplying these services to the insurance policy client. The company believes it has been successful in maintaining a profit while providing these services without additional costs by obtaining discounts from its insurance providers on insurance products in
partial consideration for providing these ongoing management services.   This
program is generally called the "Advantage Program".

Belsen Getty supplies investment advisory and pension management services to various clients of Prime. Some, but not all, of these clients are referred by Fringe incident to completion of insurance funded products sold to various individuals and entities which then require pension fund management. The compensation for these valuable services is derived on a fee basis. The fees range from 38 basis points to 125 basis points per year depending upon the size of the portfolio or program managed. There are no commissions paid on investment products and the assets are held by third party custodians, such as various brokerage firms. It is anticipated that the Belsen Getty portion of the business will grow concurrently with the growth of the Fringe business, but for the foreseeable future will generate revenues substantially less than the Fringe component of the business. At present, Belsen Getty has approximately 426 clients as of March 31, 2003.

Liquidity and Sources of Capital

As previously noted, the parent entity, Prime Resource, Inc. had its initial public offering become effective April 16, 2003. It is believed and anticipated that proceeds from this offering will be sufficient to implement the general growth plan of the company, as generally described above, and which includes primarily acquisition of other insurance companies or insurance lines of business, as well as the recruitment and training of insurance agents with existing books of business and clients. No warranty or assurance of the success of this proposed plan of operation or of the sale of the offering can be made.

Since the end of 2002, recruiting efforts have attracted 12 new agents to Fringe Benefits. Prime is presently in a position where it believes that its general revenues can sustain other business operations, including salaries, rent, utilities and other overhead costs, without the employment of offering proceeds for those general purposes.

The company has no present plans for any additional offering of its securities or other capital formation activities for the foreseeable future.

Further, the company does not significantly rely on lines of credit or other bank loans for its present operations and has total outstanding debt obligations, as of March 31, 2003, of approximately $ 122,382.

Controls and Procedures

(a) Prime maintains controls and procedure designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the principal financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate for its present activities.

(b) Changes in internal controls. The Company made no significant changes in its internal controls since completing its public offering. The company is presently seeking a listing of its stock on the National Association of Securities Dealers ("NASD") sponsored Electronic Bulletin Board, but does not view such listing as requiring a change in its accounting or auditing practices at the present time.

(c) Should the company subsequently seek a listing on an exchange or any established NASD listing, such as the NASDAQ small cap markets, it is aware that other accounting/auditing standards, such as the establishment of an independent audit committee, would be required.

(d) The company is aware of the general standards and requirements of the recent Sarbanes-Oxley Act of 2002 and has implemented procedures and rules to comply so far as applicable, such as a prohibition on company loans to management and affiliates.

                           Part II - Other Information

Item 5.  Other Matters

         (1) Public Offering. As generally noted above, Prime commenced its initial public offering for up to $750,000 on April 16, 2003 which is now complete. Prime will report the use of proceeds as employed in subsequent periodic filings with the SEC and any significant expenditure of proceeds would constitute the basis for an 8-K filing as a special report item.
THESE ITEMS ARE REPORTED AS A MATERIAL SUBSEQUENT EVENT TO THE ACCOUNTING PERIOD FOR THIS REPORT ENDING MARCH 31, 2003 AND THE PROCEEDS OF SUCH OFFERING ARE, THEREFORE, NOT INCLUDED WITHIN THE FINANCIAL STATEMENTS OF THIS REPORT.

        (2) Trading. The company presently does not have any active trading market and, as of the date of this report, is engaged in attempting to complete, through a Salt Lake City brokerage firm, a filing for NASD listing on the Electronic Bulletin Board. The Electronic Bulletin Board is essentially an informal trading mechanism managed by the National Association of Securities Dealers, but does not constitute a regular NASDAQ exchange or listing, but is essentially an electronic intra-dealer quotation system for small public companies not meeting the requirements for regular NASDAQ listing. The company cannot presently give any warranty or assurance that it will be successful in completing such listing, but is presently actively engaged through a designated broker/dealer in attempting to obtain this listing and will, subsequently, report the completion of any listing requirements as an 8-K filing.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     99.1 Certification under Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. SECTION 1350)

(b) Reports on Form 8-K

         No reports on Form 8-K were filed during the reporting period.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 8, 2003           By:  /s/  Terry M. Deru
                                    ----------------------------------
                                    Mr. Terry M. Deru President, Director


Date: August 8, 2003          By:  /s/  Andrew W. Limpert
                                   -----------------------------------
                                  Mr. Andrew W. Limpert Director, Treasurer/CFO

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Prime Resource, Inc. (the "Company") on Form 10- QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Mr. Terry Deru, President and Chief Executive Officer and Mr. Andrew Limpert, Chief Financial Officer, certify to the best of our knowledge, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: August 8, 2003             /s/  Terry M. Deru
                                 ----------------------------------
                                 Mr. Terry M. Deru President,
                                 Director



Date: August 8, 2003            /s/ Andrew W. Limpert
                                ----------------------------------
                                 Mr. Andrew W. Limpert CFO, Director

                                  Attachment A

                                  CERTIFICATION


I, Terry M. Deru, President and Director of Prime Resource, Inc certify that:

     (1) I have reviewed this quarterly report on Form 10-QSB of Prime Resource, Inc;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date'); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: August 8, 2003             /s/Terry M. Deru
                                 ----------------------------------
                                  Mr. Terry M. Deru President

                                  Attachment A

                                  CERTIFICATION


I, Andrew W. Limpert, Chief Financial Officer and Director of Prime Resource, Inc certify that:

     (1) I have reviewed this quarterly report on Form 10-QSB of Prime Resource, Inc.;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date'); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: August 8, 2003    /s/ Andrew W. Limpert
                        ----------------------------------
                        Mr. Andrew W. Limpert Chief Financial Officer, Director