Form 10QSB
period 2003-06-30
PRIME RESOURCE INC
filed 2003-08-14
CIK 1173281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED June 30, 2003

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD From                      to                       .
                               --------------------    ----------------------

                        Commission File Number 333-88480

                              PRIME RESOURCE, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

              Utah                                          04-3648721
-------------------------------                             -----------
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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes No Not Applicable
                 --------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock: 2,950,000 shares issued as of August 13, 2003, No Par Value. Authorized 50,000,000 common voting shares.

                                      INDEX

                              Prime Resource, Inc.
                      For The Quarter Ending June 30, 2003


Part I.  Financial Information

     Item 1. Financial Statements

          Consolidated Balance Sheet - June 30, 2003 (Unaudited).

          Consolidated Statements of Operations (Unaudited) - For the three months and six months ended June 30, 2003 and for the three months and six months ended June 30, 2002.

          Consolidated Statements of Cash Flows (Unaudited) - For the six months ended June 30, 2003, and for the six months ended June 30, 2002.

          Notes to  Consolidated  Financial  Statements  (Unaudited)  - June 30,
          2003.

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

Signatures

Certifications

                         Part I - Financial Information
Item 1.  Financial Statements

                      PRIME RESOURCE, INC. AND SUBSIDIARIES
                 (Formerly Prime Resource, LLC and Subsidiaries)

                     CONSOLIDATED BALANCE SHEET (Unaudited)
                                  June 30, 2003



Assets


Current Assets:
     Cash and cash equivalents                                                                 $       698,399
     Accounts receivable                                                                               436,121
                                                                                               ---------------
Total current assets                                                                                 1,134,520


Fixed Assets:
     Furniture and fixtures                                                                            123,963
     Office equipment                                                                                   33,365
     Computer equipment                                                                                 44,025
     Software                                                                                           18,914
     Vehicles                                                                                          110,591
                                                                                               ---------------
Total fixed assets                                                                                     330,858

     Less accumulated depreciation                                                                    (161,824)
                                                                                               ---------------
Net fixed assets                                                                                       169,034


Advances and notes receivable from related parties                                                     117,368
Other assets                                                                                            35,503
                                                                                               ---------------

Total assets                                                                                   $     1,456,425
                                                                                               ===============

Liabilities and Stockholders' Equity

Current Liabilities:
     Accounts payable                                                                          $        17,533
     Accrued expenses                                                                                  273,134
     Current portion of notes payable, related parties                                                  87,149
                                                                                               ---------------
Total current liabilities                                                                              377,816


Deferred income taxes                                                                                   25,138
Notes payable to related party, less current portion                                                    34,502

Common stock, no par value; authorized 50,000,000 shares;
     issued and outstanding 2,950,000 shares                                                           750,000
Additional paid-in capital                                                                             197,763
Retained earnings                                                                                       71,206
                                                                                               ---------------
                                                                                                     1,018,969
                                                                                               ---------------

Total liabilities and stockholders' equity                                                     $     1,456,425
                                                                                               ===============

                 See notes to consolidated financial statements.

                      PRIME RESOURCE, INC. AND SUBSIDIARIES
                 (Formerly Prime Resource, LLC and Subsidiaries)

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                   Six months ended June 30,                Three months ended June 30,
                                                     2003                2002               2003                 2002
                                               --------------       -------------      -------------          -------------
Net Revenues
     Commissions                               $    1,647,232       $     864,225      $     827,286          $     429,373
     Investment and business advisory fees            159,199             252,742             72,814                162,096
                                               --------------       -------------      -------------          -------------
         Total net revenues                         1,806,431           1,116,967            900,100                591,469


Operating Expenses
     Commissions                                      690,474             283,839            443,011                152,787
     Compensation and benefits                        571,012             688,069            292,248                304,629
     General and administrative                       265,528             163,028            147,426                 48,228
     Occupancy and equipment                           57,859              52,205             28,489                 26,480
     Depreciation and amortization                     23,717              23,172             12,329                 11,007
                                               --------------       -------------      -------------          -------------
         Total operating expenses                   1,608,590           1,210,313            923,503                543,131
                                               --------------       -------------      -------------          -------------

Income (loss) from operations                         197,841             (93,346)           (23,403)                48,338

Interest and dividend income                            1,068               7,398                808                  5,453
Interest expense                                       (2,327)             (1,746)            (1,305)                (1,746)
Other income (expense)                                (15,024)                  -             (4,696)                     -
                                               --------------       -------------      -------------          -------------
Total other income (expense)                          (16,283)              5,652             (5,193)                 3,707

Net income (loss) before income taxes                 181,558             (87,694)           (28,596)                52,045
                                               --------------       -------------      -------------          -------------

Income tax expense (benefit)                          102,652              19,801             18,957                 19,801
                                               --------------       -------------      -------------          -------------

Net income (loss)                              $       78,906       $    (107,495)     $     (47,553)         $      32,244
                                               ==============       =============      ==============         =============

Earnings per weighted average
   shares outstanding                          $         0.03       $      (0.08)      $        (0.02)        $        0.01
                                               ==============       =============      ==============         =============

Weighted shares outstanding to
   calculate earnings per share                     2,862,155           1,345,856           2,923,626             2,676,923


                 See notes to consolidated financial statements.

                      PRIME RESOURCE, INC. AND SUBSIDIARIES
                 (Formerly Prime Resource, LLC and Subsidiaries)

          CONSOLIDATED STATEMENTS OF MEMBERS' AND STOCKHOLDERS' EQUITY
                                   (Unaudited)
                        January 1, 2002 to June 30, 2003


                                             Members'              Common Stock                 Paid-in         Retained
                                              Equity          Shares           Amount           Capital         Deficit
                                         --------------     -----------      -----------      -----------     ------------
Balance, January 1, 2002                 $      220,338               -      $         -      $         -     $          -

Net loss through date of
  incorporation (April 4, 2002)                (135,575)              -                -                -                -

Member contribution                             113,000               -                -                -                -
Reorganization from LLC to
  corporation (April 4, 2002)                  (197,763)      2,800,000                -          197,763                -
Net loss from April 4, 2002
  through December 31, 2002                           -               -                -                -           (7,700)
                                         --------------     -----------      -----------      -----------     ------------

Balance, December 31, 2002                            -       2,800,000                -          197,763           (7,700)
Shares issued in IPO                                  -         150,000          750,000                -                -
Net income                                            -               -                -                -           78,906
                                         --------------     -----------      -----------      -----------     ------------

Balance, June 30, 2003                   $            -       2,950,000      $   750,000      $   197,763     $     71,206
                                         ==============     ===========      ===========      ===========     ============



                 See notes to consolidated financial statements.

                      PRIME RESOURCE, INC. AND SUBSIDIARIES
                 (Formerly Prime Resource, LLC and Subsidiaries)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     Six Months Ended June 30, 2003 and 2002



                                                                                  2003                  2002
                                                                           ---------------         ---------------
OPERATING ACTIVITIES
Net Income (loss)                                                          $        78,906         $      (107,495)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
     Depreciation                                                                   23,717                  23,172
     Write-off of notes receivable from related parties                              5,768                 194,181
     Change in deferred taxes                                                       51,644                  15,774
  Changes in operating assets and liabilities
     Accounts receivable                                                          (295,494)                (26,818)
     Other assets                                                                  (22,399)                (67,687)
     Accounts payable                                                              (54,819)                 34,586
     Accrued expenses                                                              105,229                (176,553)
                                                                           ---------------         ---------------

NET CASH USED IN OPERATING ACTIVITIES                                             (107,448)               (110,840)

INVESTING ACTIVITIES
Purchase of property and equipment                                                 (28,888)                (11,381)
Proceeds from sale of investment                                                         -                  50,125
                                                                           ---------------         ---------------

NET CASH PROVIDED BY (USED IN) INVESTING
   ACTIVITIES                                                                      (28,888)                 38,744

FINANCING ACTIVITIES
Proceeds from notes payable to related parties                                           -                  52,349
Stock issuance                                                                     750,000                       -
Member investments                                                                       -                 113,000
                                                                           ---------------         ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                          750,000                 165,349

INCREASE (DECREASE) IN CASH                                                        613,664                  93,253
Cash and cash equivalents, beginning of period                                      84,735                  32,102
                                                                           ---------------         ---------------

Cash and cash equivalents, end of period                                   $       698,399         $       125,355
                                                                           ===============         ===============

Additional required disclosures:
Interest paid in cash                                                      $         2,327         $             -


                 See notes to consolidated financial statements.

                      PRIME RESOURCE, INC. AND SUBSIDIARIES
                 (Formerly Prime Resource, LLC and Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

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

(2) INITIAL PUBLIC OFFERING

The Company commenced an initial public offering of its shares on April 16, 2003, when its registration became effective. The Company raised $750,000 through the sale of 150,000 shares and closed the offering on July 16, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

Forward-Looking Information

Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect,""anticipate,""intend," and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results from experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the company, increasing competition, fluctuations in raw materials and energy prices, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward- looking statement.

Plan of Operation

Prime Resource, Inc. ("Prime") is a Utah Corporation which was organized and filed of record on March 29, 2002 as a successor entity to Prime, LLC. Prime is an integrated business entity that conducts all of its actual business activities through its wholly owned subsidiaries: Belsen Getty, LLC ("Belsen Getty") and Fringe Benefit Analysts, LLC ("Fringe"). Unless otherwise specifically described in this offering, the reference to Prime shall collectively mean both Prime and its two operating subsidiaries. Prime has recently created a new subsidiary, described under Item 5, but which limited liability company has not yet commenced business operations.

The principal business activity of Prime has been, and will continue to be, providing insurance and related insurance products principally in the health, life, dental and disability areas, as well as implementing and managing various employee related benefit programs and plans, such as 401(k) retirement accounts. The insurance activities of Prime are primarily conducted through Fringe. Belsen Getty supplies collateral services related primarily to pension and investment management programs, as well as retirement planning and general business consulting.

Management intends to attempt to grow the company primarily through the acquisition of other insurance providers into the Fringe Benefit entity. Concurrently, Belsen Getty is attempting to expand its financial and business consulting and pension planning services principally by creating a more extensive investment advisory role and aggressive marketing.

The company completed an initial public offering of its shares on June 16, 2003 in which it raised $750,000 in gross proceeds and $709,664 in net proceeds. It intends to employ these funds for acquisitions to grow its core insurance services and products as generally discussed above. A more detailed description of the use of proceeds is contained in the prospectus for the completed public offering. Any person wishing to obtain a copy of that prospectus material, including the use of proceeds outline, may obtain a copy online at the Securities and Exchange Commission ("SEC") website at www.sec.gov\edgar. Alternatively, a copy of the prospectus will be made available to any shareholder, or other interested party, upon request to the company at its principal address at 1245 East Brickyard Road, Suite 590, Salt Lake City, UT 84106.

To date, the company has expended only a minimal portion of offering proceeds which is reported under Item 5 of this report pursuant to SEC Rule 463. It is intended that most of the offering proceeds will be used for acquiring other insurance providers in an effort to grow our business.

The company's long term growth and potential to realize profits is substantially dependent upon the ability of management of the company to successfully employ the proceeds of the recent public offering in a manner which will generate additional revenues and potential net income to Prime. No assurance or warranty of the success of Prime can be made or implied at this time. The proceeds of the offering have just recently been received and have not been significantly employed in any manner. This section is not included in this 10-QSB because none of the proceeds, as of the date of this report, have been expended, except for costs of the offering which totaled approximately $40,336.00 of the gross proceeds.

As may be noted from the foregoing financial statements, the company experienced a net loss of $107,495 for the six months ended June 30,2002. In the first six months of 2003 the company realized a small net profit of $ 78,906 primarily due to increased insurance revenues. In the current quarter we had net loss of $ 47,553 on gross revenues of $ 900,100. We attribute this growth in revenue primarily to aggressive marketing of our services and products to new clients. Each person reviewing this report should understand that the company has not had historical profits and that the first six months of 2003 evidences the first profit realized by the company since inception. The failure of the company to have historical profits should be considered as a potential risk factor to any person acquiring securities of the company in that it does not have a proven or sustained profit history.

At present, the outstanding current liabilities of the company are presently $ 377,816 as of June 30, 2003. The company has accumulated retained earnings from its inception as a corporate entity to June 30, 2003 of $ 71,206 .

Products and Markets

As generally described above, the revenue sources to Prime are primarily divided into two categories. The first being the sale of a broad line of insurance products and services through Fringe with a primary emphasis on group health, disability and life policies. The insurance activities of Prime are primarily offered within twelve western states. Prime acts as a general agent through Fringe for various companies in supplying the insurance policies and services. However, four companies account, collectively, for almost all of the policies provided. These four principal suppliers of policies to Prime are Altius Insurance, (previously Pacific Health Care); United Health Care; Intermountain Health Care and Regence Blue Cross. Commissions for the placement of these products range from approximately 2-20%. The company currently has, as of March 31, 2003, approximately 829 customers who are receiving ongoing insurance coverage and related services from Fringe. Fringe also has what it believes to be a unique program related to its insurance activities in which it provides at little or no cost to the client the administration for various insurance programs such as COBRA, HIPAA and State continuation plans and other insurance related plans that require ongoing filing and consulting/management services. Fringe believes it has been successful in growing its business through supplying these services to the insurance policy client. The company believes it has been successful in maintaining a profit while providing these services without additional cost by obtaining discounts from its insurance providers on insurance products in partial consideration for providing these ongoing management services. This program is generally called the "Advantage Program".

Belsen Getty supplies investment advisory and pension management services to various clients of Prime. Some, but not all, of these clients are referred by Fringe incident to completion of insurance funded products sold to various individuals and entities which then require pension fund management. The compensation for these valuable services are derived on a fee basis. The fees range from 38 basis points to 125 basis points per year depending upon the size of the portfolio or program managed. There are no commissions paid on investment products and the assets are held by third party custodians, such as various brokerage firms. It is anticipated that the Belsen Getty portion of the business will grow concurrently with the growth of the Fringe business, but for the foreseeable future will generate revenues substantially less than the Fringe component of the business. At present, Belsen Getty has approximately 437 customers as of June 30, 2003.

Liquidity and Sources of Capital

As previously noted, the parent entity, Prime Resource, Inc., completed a public offering as of April 16, 2003 resulting in net proceeds to the company of $709,664. It is believed and anticipated that these proceeds will be sufficient to implement the general growth plan of the company, as generally described above, and which includes primarily acquisition of other insurance companies or insurance lines of business, as well as the recruitment and training of insurance agents with existing books of business and clients. No warranty or assurance of the success of this proposed plan of operation can be made, but it is believed that there is sufficient existing capital in the company to implement this plan from the proceeds of the offering. Prime is presently in a position where it believes that its general revenues can sustain other business operations, including salaries, rent, utilities and other overhead costs, without the employment of offering proceeds for those general operating purposes.

The company has no present plans for any additional offering of its securities or other capital formation activities for the foreseeable future.

Further, the company does not significantly rely on lines of credit or other bank loans for its present operations and has total outstanding debt obligations, as of June 30, 2003, of approximately $ 437,456.

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

                           Part II - Other Information

Item 5.  Other Matters

         (1) Public Offering & Use of Proceeds. As generally noted above, Prime completed its initial public offering of 150,000 shares to 17 new shareholders as of June 16, 2003. Pursuant to SEC Rule 463, the use or employment of the proceeds are periodically disclosed as part of this report. We have elected to set-out such information in a tabular format:



     1. Offering Effective Date 4/16/2003

     2. Offering Closed 6/16/2003             $    750,000        $   709,664
                                              Gross Proceeds    Net Proceeds

     3. Costs of offering including legal,
        accounting, filing fees, consulting
        and miscellaneous (No commissions
        were paid)                            $    40,336

     4. No direct payments were made to any
        officer, director or affiliated
        person. The offering was a
        self-underwriting with no
        commissions.                                    0                 0

    5.  Of the net proceeds, the following
        expenditures have been made:
         (i) Marketing Advantage Program      $  2,915.00
        (ii) Management Fees to Prime         $ 10,000.00


         (2) Formation of New Subsidiary. Prime reports, as a subsequent event, the creation of a new wholly owned subsidiary on July 3, 2003 known as Prime Retirement Services, LLC. This entity is a wholly owned Utah Limited Liability Company which intends to license from BenefitStreet, Inc. certain qualified retirement plan software, websites, and related services to offer daily valuation services to pension plans with an open investment platform, which provides potentially over 12,000 mutual funds to plan sponsors at a competitive cost. This subsidiary has not yet actively engaged in its intended business activities.

         (3) Appointment of New Auditors. . The company announced that, effective as of August 1, 2003, it has retained Child, Sullivan & Company of Kaysville, Utah as its new independent auditors. This notice is being filed as a substitute notice for an 8-K filing of this contemporary event. The new firm replaces the firm of Carver & Hovey, which resigned concurrently with the substitution of the new auditors. The company has no differences of opinion with its prior or current auditors.

         (4) Trading. The company presently does not have any active trading market and, as of the date of this report, is engaged in attempting to complete, through a Salt Lake City brokerage firm, a filing for NASD listing on the Electronic Bulletin Board. The Electronic Bulletin Board is essentially an informal trading mechanism managed by the National Association of Securities Dealers, but does not constitute a regular NASDAQ exchange or listing, but is essentially an electronic intra-dealer quotation system for small public companies not meeting the requirements for regular NASDAQ listing. The company cannot presently give any warranty or assurance that it will be successful in completing such listing, but is presently actively engaged through a designated broker/dealer in attempting to obtain this listing and will, subsequently, report the completion of any listing requirements as an 8-K filing.

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



Date: August 14, 2003             By: /s/ Terry M. Deru
                                    ----------------------------------
                                     Mr. Terry M. Deru President,
                                     Director


Date: August 14, 2003             By: /s/ Andrew W. Limpert
                                    ----------------------------------
                                     Mr. Andrew W. Limpert
                                     Director, Treasurer/CFO

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Prime Resource, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Mr. Terry Deru, President and Chief Executive Officer and Mr. Andrew Limpert, Chief Financial Officer, certify to the best of our knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




Date: August 14, 2003                /s/ Terry M. Deru
                                     ----------------------------------
                                     Mr. Terry M. Deru President,
                                     Director



Date: August 14, 2003                /s/ Andrew W. Limpert
                                    ----------------------------------
                                    Mr. Andrew W. Limpert CFO, Director

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

DATE: August 14, 2003                  /s/ Terry M. Deru
                                       ----------------------------------
                                       Mr. Terry M. Deru President

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

DATE: August 14, 2003            /s/ Andrew W. Limpert
                                 ----------------------------------
                                 Mr. Andrew W. Limpert Chief
                                 Financial Officer, Director