Form 10QSB
period 2003-09-30
PRIME RESOURCE INC
filed 2003-11-14
CIK 1173281

WORKING DRAFT FOR THIRD QUARTER 2003
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE PERIOD ENDED       September 30, 2003
                                           -------------------

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

                        From                          to                       .
                              ------------------------    ----------------------

                        Commission File Number 333-88480

                              PRIME RESOURCE, INC.
             (Exact name of registrant as specified in its charter)

              Utah                                       04-3648721
-------------------------------                      -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

                       1245 East Brickyard Road, Suite 590
                           Salt Lake City, Utah 84106
                    (Address of principal executive officers)
                                 (801) 433-2000
              (Registrant's telephone number, including area code)

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

Common Stock: 2,950,000 shares issued and outstanding as of November 10, 2003, No Par Value. Authorized - 50,000,000 common voting shares.

                                      INDEX

                              Prime Resource, Inc.
                    For The Quarter Ending September 30, 2003


Part I.  Financial Information

         Item  1.   Financial Statements

                    Consolidated Balance Sheet - September 30, 2003  (Unaudited)

                    Consolidated Statements of Operations (Unaudited) - For the nine months and three months ended September 30, 2003 and 2002

                    Consolidated Statements of Members' and Stockholders' Equity (Unaudited) - January 1, 2002 to September 30, 2003

                    Consolidated Statements of Cash Flows (Unaudited) - For the nine months ended September 30, 2003 and 2002

                   Notes to Consolidated Financial Statements (Unaudited)
                   - September 30, 2003

         Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation.

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

Certifications

                         Part I - Financial Information

         Item 1.  Financial Statements

                      PRIME RESOURCE, INC. AND SUBSIDIARIES
                 (Formerly Prime Resource, LLC and Subsidiaries)
                     CONSOLIDATED BALANCE SHEET (Unaudited)

                               September 30, 2003

Assets
Current Assets:
     Cash and cash equivalents                                                                  $       706,199
     Accounts receivable                                                                                292,783
                                                                                                ---------------
Total current assets                                                                                    998,982

Fixed Assets:
     Furniture and fixtures                                                                             123,963
     Office equipment                                                                                    26,278
     Computer equipment                                                                                  46,209
     Software                                                                                            15,289
     Vehicles                                                                                            86,847
                                                                                                ---------------
Total fixed assets                                                                                      298,586
     Less accumulated depreciation                                                                     (167,596)
                                                                                                ---------------
Net fixed assets                                                                                        130,990

Advances and notes receivable from related parties                                                      117,368
Other assets                                                                                             38,154
                                                                                                ---------------

Total assets                                                                                    $     1,285,494
                                                                                                ===============

Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable                                                                           $        24,690
     Accrued expenses                                                                                   149,241
     Current portion of notes payable, related parties                                                   81,216
                                                                                                ---------------
Total current liabilities                                                                               255,147

Deferred income taxes                                                                                    25,138
Notes payable to related party, less current portion                                                     37,504

Common stock, no par value; authorized 50,000,000 shares;
     issued and outstanding 2,950,000 shares                                                            750,000
Additional paid-in capital                                                                              197,763
Retained earnings                                                                                        19,942
                                                                                                ---------------
                                                                                                        967,705

Total liabilities and stockholders' equity                                                      $     1,285,494
                                                                                                ===============

                       See notes to financial statements.
                                       3

                      PRIME RESOURCE, INC. AND SUBSIDIARIES
                 (Formerly Prime Resource, LLC and Subsidiaries)
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                       Nine months ended                    Three months ended
                                                         September 30,                         September 30,
                                                     2003               2002              2003                2002
                                              -----------------  ----------------  -----------------   -----------------
Net Revenues
     Commissions                               $      2,383,759   $    1,313,407    $        736,527    $        449,182
     Investment and business
       advisory fees                                    235,816          400,172              76,617             147,430
                                               -----------------  ---------------   -----------------   ----------------
         Total net revenues                           2,619,575        1,713,579             813,144             596,612

Operating Expenses
     Commissions                                      1,196,759          452,330             506,285             168,491
     Compensation and benefits                          826,636        1,008,483             255,624             320,414
     General and administrative                         399,278          244,977             133,750              81,949
     Occupancy and equipment                             85,616           85,739              27,757              33,534
     Depreciation and amortization                       50,311           33,757              26,594              10,585
                                               -----------------  ---------------   -----------------   ----------------
         Total operating expenses                     2,558,600        1,825,286             950,010             614,973
                                               -----------------  ---------------   -----------------   ----------------

Income (loss) from operations                            60,975         (111,707)           (136,866)            (18,361)

Interest and dividend income                              6,065            8,316               4,997                 918
Interest expense                                         (4,617)          (1,793)             (2,290)                (47)
Other income (expense)                                   27,359               -               42,383                  -
                                               -----------------  --------------    -----------------   ---------------
Total other income (expense)                             28,807            6,523              45,090                 871

Net income (loss) before income taxes                    89,782         (105,184)            (91,776)            (17,490)
                                               -----------------  ---------------   ------------------  -----------------

Income tax expense (benefit)                             62,140           14,221             (40,512)             (5,580)
                                               -----------------  ---------------   ------------------  -----------------

Net income (loss)                              $         27,642   $     (119,405)   $        (51,264)   $        (11,910)
                                               =================  ================  ==================  =================


Earnings per weighted average
   shares outstanding                           $         0.01            (0.07)            (0.02)                (0.00)

Weighted shares outstanding to
   calculate earnings per share                       2,891,758        1,835,897         2,950,000             2,800,000



                       See notes to financial statements.

                      PRIME RESOURCE, INC. AND SUBSIDIARIES
                 (Formerly Prime Resource, LLC and Subsidiaries)
    CONSOLIDATED STATEMENTS OF MEMBERS' AND STOCKHOLDERS' EQUITY (Unaudited)
                      January 1, 2002 to September 30, 2003




                                             Members'              Common Stock             Paid-in        Retained
                                              Equity          Shares         Amount         Capital         Deficit
                                          --------------    -----------    -----------    -----------     ------------
Balance, January 1, 2002                  $      220,338          -        $     -        $     -         $     -

Net loss through date of
  incorporation (April 4, 2002)                 (135,575)         -              -              -               -

Member contribution                              113,000          -              -              -               -

Reorganization from LLC to
  corporation (April 4, 2002)                   (197,763)     2,800,000          -            197,763           -

Net loss from April 4, 2002
  through December 31, 2002                        __-__          __-__          __-__          __-__          (7,700)
                                          --------------    -----------    -----------    -----------     ------------

Balance, December 31, 2002                         -        2,800,000            -            197,763          (7,700)

Shares issued in IPO                               -            150,000        750,000          -               -

Net income                                          -__           __-__          __-__          __-__          27,642
                                          --------------    -----------    -----------    -----------     -----------

Balance, September 30, 2003               $          -__    2,950,000     $    750,000   $    197,763    $     19,942
                                          ==============   ==========     ============   ============    ============


                       See notes to financial statements.

                      PRIME RESOURCE, INC. AND SUBSIDIARIES
                 (Formerly Prime Resource, LLC and Subsidiaries)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                  Nine Months Ended September 30, 2003 and 2002

                                                                                 2003                  2002
                                                                          -----------------     ------------------
OPERATING ACTIVITIES
Net Income (loss)                                                           $        27,642       $      (119,405)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
     Depreciation                                                                    50,311                33,694
     Noncash compensation                                                               -                 115,805
     Loss on disposal of assets                                                         -                     297
     Interest expense on borrowings from member                                         -                   1,735
     Interest income on loans to related parties                                        -                  (6,217)
     Offering costs                                                                  40,336                   -
     Write-off of notes receivable from related parties                               5,768                   -
     Change in deferred taxes                                                        51,644                 3,821
  Changes in operating assets and liabilities
     Accounts receivable                                                           (152,156)              (44,704)
     Other assets                                                                   (25,050)               (4,588)
     Accounts payable                                                               (47,662)               70,358
     Accrued expenses                                                               (18,664)              (76,086)
                                                                            ----------------      ---------------
NET CASH USED IN OPERATING ACTIVITIES                                               (67,831)              (25,290)

INVESTING ACTIVITIES
Purchase of property and equipment                                                  (17,438)              (54,123)
Loans to related parties                                                                -                  (5,500)
Principal payments on related party notes receivable                                    -                 146,647
Proceeds from sale of investment                                                        -                  51,140
                                                                            ----------------      ---------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                 (17,438)              138,164

FINANCING ACTIVITIES
Bank borrowings                                                                         -                  50,000
Proceeds from notes payable to related parties                                          -                  53,647
Payments on notes payable to related parties                                         (2,931)                 -
Stock issuance                                                                      709,664                  -
Member buy-out                                                                          -                (100,000)
                                                                            ----------------      ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           706,733                 3,647

INCREASE (DECREASE) IN CASH                                                         621,464               116,521
Cash and cash equivalents, beginning of period                                       84,735                32,102
                                                                            ---------------       ---------------
Cash and cash equivalents, end of period                                    $       706,199       $       148,623
                                                                            ===============       ===============

Additional required disclosures:
Interest paid in cash                                                       $         2,327       $          -


                       See notes to financial statements.

                      PRIME RESOURCE, INC. AND SUBSIDIARIES
                 (Formerly Prime Resource, LLC and Subsidiaries)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Three Months Ended September 30, 2003 and 2002

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

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

Forward-Looking Information

Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect,""anticipate,""intend," and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results from experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the company, increasing competition, fluctuations in prices and demand, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Plan of Operation

Prime Resource, Inc. ("Prime") is a Utah Corporation which was organized and filed of record on March 29, 2002 as a successor entity to Prime, LLC, (a limited liability company). Prime is an integrated business entity that conducts all of its actual business activities through its wholly owned subsidiaries:
Belsen Getty, LLC ("Belsen Getty"), Fringe Benefit Analysts, LLC ("Fringe") and Prime Retirement Services, LLC, ("Prime Retirement"). Unless otherwise specifically described in this report, the reference to Prime shall collectively mean both Prime and its three operating subsidiaries.

The principal business activity of Prime has been, and will continue to be, providing insurance and related insurance products principally in the health, life, dental and disability areas, as well as implementing and managing various employee related benefit programs and plans such as 401(k) retirement accounts. The insurance activities of Prime are primarily conducted through Fringe. Belsen Getty supplies collateral services related primarily to formation and funding of pension and investment management programs, and retirement planning and general business consulting.

Management intends to attempt to grow the company primarily through the acquisition of other insurance providers into the Fringe Benefit entity. Concurrently, Belsen Getty is attempting to expand its financial and business consulting and pension planning services principally by creating a more extensive investment advisory role and aggressive marketing. Prime Retirement is attempting to focus upon retirement plan formation and management and related software development.

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

The company's long term growth and potential to realize profits is substantially dependent upon the ability of management of the company to successfully employ the proceeds of the recent public offering in a manner which will generate additional revenues and potential net income to Prime. No assurance or warranty of the success of Prime can be made or implied at this time. The proceeds of the offering have just recently been received and have not been significantly employed in any manner. See Part II, Item 5.5.

As may be noted from the foregoing financial statements, the company experienced a net loss of $119,405 for the nine months ended September 30, 2002. In the first three quarters of 2003 the company realized a small net profit of $27,642 primarily due to increased insurance revenues; and, to a lesser extent, increases in revenues for the financial advisory and consulting services of Belsen Getty.

In the current quarter we had net loss of $51,264 on gross revenues of $736,527. We attribute this growth primarily to aggressive marketing of our services and products to new clients. Each person reviewing this report should understand that the company has not had historical profits and that the first three quarters of 2003 evidence the first profit realized by the company since inception. The failure of the company to have historical profits should be considered as a potential risk factor to any person acquiring securities of the company in that it does not have a proven or sustained profit history.

At present, the outstanding current liabilities of the company are presently $255,147 as of September 30, 2003. The company has retained earnings from its inception as a corporate entity to September 30, 2003 of $19,942.

Products and Markets

As generally described above, the revenue sources to Prime are primarily divided into three categories. The first being the sale of a broad line of insurance products and services through Fringe with a primary emphasis on group health, disability and life policies. The insurance activities of Prime are primarily offered within eleven western United States. Prime acts as a general agent through Fringe for various companies in supplying the insurance policies and services. However, four companies account, collectively, for most of the policies provided. These four principal suppliers of policies to Prime are Altius Insurance, (previously Pacific Health Care); United Health Care; Intermountain Health Care and Regence Blue Cross. Commissions for the placement of these products range from approximately 2-20%. Fringe also has what it believes to be a unique program related to its insurance activities in which it consolidates services and reduces costs of administrative functions for various insurance, pension, and regulatory programs such as COBRA, HIPAA and State continuation plans and other insurance related plans that require ongoing filing and consulting/management services. Fringe believes it has been successful in growing its business through supplying these services, at no additional cost to the insurance policy client. The company believes it has been successful in maintaining a profit while providing these services without additional cost by obtaining discounts from its service providers and earning additional commissions on insurance products. This program is generally called the "Advantage Program".

Belsen Getty supplies investment advisory and pension management services to various clients of Prime. Most, but not all, of these clients are referred by Fringe incident to completion of insurance funded products sold to various individuals and entities which then require pension fund management. The compensation for these valuable services is derived on a fee basis. The fees range from 40 basis points to 125 basis points per year depending upon the size of the portfolio or program managed. There are no commissions paid on investment products and the assets are held by third party custodians, such as various brokerage firms. It is anticipated that the Belsen Getty portion of the business will grow concurrently with the growth of the Fringe business, but for the foreseeable future will generate revenues substantially less than the Fringe component of the business. At present, Fringe Benefit has approximately 1,979 customers and Belsen Getty has 353 as of September 30, 2003.

Prime Retirement intends to engage in the early stage development or acquisition of software to assist in retirement plan formation and marketing. It is hoped this software can be employed by Prime Retirement and independently marketed, but no results of its feasibility or marketability are presently available.

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

Further, the company does not significantly rely on lines of credit or other bank loans for its present operations and has total outstanding debt obligations, as of September 30, 2003, of approximately $118,720. It is not contemplated that any significant offering proceeds will be used to develop Prime Retirement LLC.


Controls and Procedures

         (a) Prime maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the principal financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate for its present activities. The Company knows of no fraudulent activities within the Company or any material accounting irregularities.

         (b) Changes in internal controls. The Company made no significant changes in its internal controls since completing its public offering. The company is presently seeking a listing of its stock on the National Association of Securities Dealers ("NASD") sponsored Electronic Bulletin Board, but does not view such listing as requiring a change in its accounting or auditing practices at the present time. The Company is presently experiencing unanticipated delays in obtaining this listing which is presently preventing its shares from trading publicly.

         (c) Should the company subsequently seek a listing on an exchange or any established NASD listing, such as the NASDAQ small cap markets, it is aware that other accounting/auditing standards may be required.

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

                           Part II - Other Information

Item 5.  Other Matters

         (1) Public Offering & Use of Proceeds. As generally noted above, Prime completed its initial public offering of 150,000 shares to 17 new shareholders as of June 16, 2003. Pursuant to SEC Rule 463, the use or employment of the proceeds are periodically disclosed as part of this report. We have elected to set-out such information in a tabular format:


1.   Offering Effective Date
      4/16/2003

2.    Offering Closed                             $750,000         $709,664
      6/16/2003                                   Gross Proceeds   Net Proceeds

3.   Costs of offering including                  $40,336
      legal, accounting, filing fees,
      consulting and miscellaneous
      (No commissions were paid)

4.   No direct payments were made to any          0                0
      officer, director or affiliated person.
      The offering was a self-underwriting
      with no commissions.

5. Of the net proceeds, the following principal expenditures have been made to the date of this Report:
      (i)   Software development                  $   1,400
      (ii)  Client relations                      $   7,500
      (iii) Equipment                             $   8,000
      (iv)     Service personnel                  $   8,275
      (v)      General & administrative expense   $   9,275
                                                  ---------
                  Total                           $  34,900
                                                  =========

         (2) Auditors. Child, Sullivan & Company of Kaysville, Utah will continue, subject to Board discretion, as the Company's new independent auditors. The auditors were appointed in August, 2003. The company has no differences of opinion with its prior or current auditors.

         (3) Trading. The company presently does not have any active trading market and, as of the date of this report, is engaged in attempting to complete, through a Salt Lake City brokerage firm, a filing for NASD listing on the Electronic Bulletin Board. The Electronic Bulletin Board is essentially an informal trading mechanism managed by the National Association of Securities Dealers, but does not constitute a regular NASDAQ exchange or listing, but is essentially an electronic intra-dealer quotation system for small public companies not meeting the requirements for regular NASDAQ listing. The company cannot presently give any warranty or assurance that it will be successful in completing such listing, but is presently actively engaged through a designated broker/dealer in attempting to obtain this listing and will, subsequently, report the completion of any listing requirements as an 8-K filing.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         99.1 Certification under Section 302 of the Sarbanes-Oxley Act of 2002

         99.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SECTION 1350)

(b) Reports on Form 8-K

         No reports on Form 8-K were filed during the reporting period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:   November 12, 2003          By:   /s/ Terry M. Deru
                                         ---------------------
                                         Mr. Terry M. Deru
                                         President, Director


Date:    November 12, 2003         By:   /s/ Andrew W. Limpert
                                         ------------------------
                                         Mr. Andrew W. Limpert
                                         Director, Treasurer/CFO

                                CERTIFICATION-302


I, Terry M. Deru, President and Director of Prime Resource, Inc certify that:

         (1) I have reviewed this quarterly report on Form 10-QSB of Prime Resource, Inc;

         (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

         DATE:     November 12, 2003


                                      /s/ Terry M. Deru
                                     ----------------------------------
                                     Mr. Terry M. Deru President

                                CERTIFICATION-302


I, Andrew W. Limpert, Chief Financial Officer and Director of Prime Resource, Inc certify that:

         (1) I have reviewed this quarterly report on Form 10-QSB of Prime Resource, Inc;

         (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

         DATE:     November 12, 2003


                                        /s/ Andrew W. Limpert
                                      ----------------------------------
                                      Mr. Andrew W. Limpert Chief
                                      Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Prime Resource, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Mr. Terry Deru, President and Chief Executive Officer and Mr. Andrew Limpert, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge and belief:

          (1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

          (2)  The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial   condition  and  result  of
               operations of the Company.




Date:    November 12, 2003          /s/ Terry M. Deru
                                      Mr. Terry M. Deru
                                      President, Director



Date:    November 12, 2003          /s/ Andrew W. Limpert
                                      Mr. Andrew W. Limpert
                                      CFO, Director


---------------------------------------


A signed original of this written statement required by Section 906 or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form with the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.