Form 10QSB/A
period 2003-09-30
PRIME RESOURCE INC
filed 2003-12-05
CIK 1173281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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



Date:   December  4, 2003          By:   /s/ Terry M. Deru
                                         ---------------------
                                         Mr. Terry M. Deru
                                         President, Director


Date:    December  4, 2003         By:   /s/ Andrew W. Limpert
                                         ------------------------
                                         Mr. Andrew W. Limpert
                                         Director, Treasurer/CFO

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

         DATE:     December  4, 2003


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

         DATE:     December  4, 2003


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




Date:    December  4, 2003          /s/ Terry M. Deru
                                      Mr. Terry M. Deru
                                      President, Director



Date:    December  4, 2003          /s/ Andrew W. Limpert
                                      Mr. Andrew W. Limpert
                                      CFO, Director


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