Form 10KSB
period 2003-12-31
PRIME RESOURCE INC
filed 2004-03-31
CIK 1173281

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

MARK ONE

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF
     1934

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

or

     TRANSITION REPORT pursuant to section 13 or 15(d) of the securities exchange act of 1934

                    FOR THE TRANSITION PERIOD FROM N/A TO N/A

                        COMMISSION FILE NUMBER: 333-88480

                              PRIME RESOURCE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           UTAH                                       84106
 (STATE OF INCORPORATION)                           ZIP CODE
                        1245 E. Brickyard Road, Suite 590
                              Salt Lake City, Utah
                     ADDRESS OF PRINCIPAL EXECUTIVE OFFICES


 (801) 433-2000 04-3648721 Registrant's telephone number, I.R.S. Employer Identification Number including area code


Securities registered pursuant to Section 12(b) of the Act:
_           150,000 Shares

                                             Name of each exchange on
        Title of each class                         which registered
        Common - No Par Value                             None


Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X] As of March 1, 2004, the aggregate market value of the common voting stock held by non-affiliates of the Registrant, computed by reference to the net worth of the company would be $900,000. The company has no current trading market.

State issuer's revenues for its most recent fiscal year.    $3,846,494

As of March 1, 2004, the Registrant had outstanding 2,934,000 shares of common stock (No par value); 50,000,000 common shares authorized.

                                TABLE OF CONTENTS

PART I
                                                                            Page

ITEM 1  DESCRIPTION OF BUSINESS                                                3

ITEM 2  DESCRIPTION OF PROPERTY                                               11

ITEM 3  LEGAL PROCEEDINGS                                                     12

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   12

PART II

ITEM 5  MARKET FOR COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS                                   12

ITEM 6  PLAN OF OPERATION                                                     13

ITEM 7  FINANCIAL STATEMENTS                                                  16

ITEM 8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURES                       17

ITEM 8A CONTROLS & PROCEDURES                                                 17

PART III

ITEM 9  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT                        18

ITEM 10 EXECUTIVE COMPENSATION                                                21

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT                                                22

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                        23

PART IV

ITEM 13 PRINCIPAL ACCOUNTANT FEES & SERVICES                                  24

ITEM 14 EXHIBITS AND REPORTS ON FORM 8-K                                      24


        SIGNATURES                                                            26

                                     PART I

                        Item 1. DESCRIPTION OF BUSINESS

Our discussion and analysis of the Business and subsequent discussion of Financial Conditions may contain forward-looking statements that involve risks and uncertainties. The statements contained in the Report are not purely historical but are forward-looking statements including, without limitations, statements regarding Prime Resource, Inc. ("Prime's") expectations, beliefs, estimates, intentions, anticipations and strategies about its future and future financial performance and those of its subsidiaries. Words such as, "anticipates," "expects," "intends," "plans," "believes, "seeks," "estimates," or variations of such words and similar expressions, are intended to identify such forward-looking statements, but their absence does not mean the statement is not forward-looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements as a result of various factors. Specifically, and not in limitation of these factors, Prime may alter its plans, strategies, objectives or business. This disclaimer is made in reliance upon the safe harbor provisions of the Private Securities Reform act of 1995.


GENERAL AND HISTORICAL

         Prime Resource, Inc. ("Prime"), as a corporate entity, was filed in Utah on March 29, 2002; however, essentially the same business purposes were engaged in by its predecessor entity, Prime Resource, LLC, a Utah limited liability company, as organized in 1996, but was not active until the 1998 acquisition of its present subsidiaries: Belsen Getty, LLC ("Belsen Getty") and Fringe Benefit Analysts, LLC ("Fringe Benefit"). Mr. Scott Deru acted as the manager for Prime LLC. From 1990 to 1998, Belsen Getty and Fringe Benefit collaborated as independent corporations. In 1998 Prime LLC became the parent and coordinating entity and the two operating companies also became wholly owned limited liability companies of Prime, LLC and changed their business structure from corporations to limited liability companies owned by Prime LLC. Prime Retirement Services, LLC ("Prime Ret.") was formed on July 3, 2003 after the initial public offering by Prime, which offering became effective on April 16, 2003. Prime Ret. was formed with expectation to provide daily valuation services to qualified retirement plans and related software, but is not yet active.

     As part of the 1998 reorganization of Prime, LLC, Mr. Scott Deru and Mr. Terry Deru each contributed their 50% ownership interest in Fringe Benefit to Prime. Mr. Terry Deru and Mr. William Campbell each contributed their 50% ownership interest in Belsen Getty to Prime and Mr. Don Deru, the father of Scott and Terry Deru, contributed capital. The resulting ownership percentages in Prime, LLC, were Scott and Terry Deru at 36 1/2% each; Mr. William Campbell at 23% and Mr. Don Deru 4%. Prime, LLC was later dissolved of record in April 2002 after transferring all assets to Prime, Inc. in anticipation of a public offering of its shares.

        Fringe Benefit was formed and licensed in November 1984 in Utah as a general insurance agency. The company initially was formed and operated as a Utah corporation with Mr. Scott Deru as its president. The Utah corporation was jointly owned by Scott Deru and Terry Deru from inception. It was converted to a Limited Liability Corporation in 1988. Fringe Benefit concentrated upon developing software to analyze employee benefits and writing insurance for business related purposes, such as key man life policies, group health plans and related insurance. Mr. Scott Deru and Mr. Terry Deru remained joint owners from 1984 to 1998 when their ownership was acquired by Prime, LLC.

        From 1998 forward, Fringe Benefit started collaborating closely with Belsen Getty LLC, which was also formed in 1998 to primarily engage in investment advisory services, business consulting and financial planning. Belsen Getty was initially formed in 1990 as a corporation. Belsen Getty, which was and is engaged as an investment advisor to individuals and firms and pension and related plans, frequently referred clients to Fringe Benefit when insurance funding was required. In like manner, Fringe Benefit would frequently refer insurance clients needing business planning and investment advisory services to Belsen Getty. However, neither firm operates upon an exclusive basis as to these referrals.

     Belsen Getty, Inc. was formed on November 9, 1990 by Mr. William Campbell and Mr. Terry Deru as a Utah successor to a Nevada corporation. Mr. Terry Deru joined the firm in the summer of 1985 and purchased a 50% interest in Belsen Getty, Inc. of Nevada from Mr. Campbell. All interest in Belsen Getty, Inc. was transferred to Belsen Getty LLC in 1998, which was then exclusively owned by Prime LLC. Mr. Terry Deru received a 361/2% interest in Prime and Mr. Campbell a 23% interest in Prime.

     In order to take advantage of some economies of scale and to work more cohesively in cross selling to the respective client base of Belsen Getty, Inc. and Fringe Benefit, the foregoing reorganization occurred in 1998. Prime Resource, LLC (an LLC organized on June 27, 1996, but having no real business activity) was used as a holding company for the newly formed entities of Belsen Getty, LLC and Fringe Benefit. These subsidiary entities were formed on October 2, 1998 and became the successor firms for Belsen Getty, Inc. and Fringe Benefit, respectively, each being wholly owned by Prime Resource, LLC.

     Mr. William Campbell became associated with Prime Resource LLC in 1998 resulting from a minimal cash contribution and his fifty per cent interest in Belsen Getty. He received a 23% interest in Prime LLC.

     In January 2002, Prime LLC purchased all of Mr. Campbell's interest in Prime for $100,000. The prior Campbell interest was assigned to Andrew Limpert on January 10, 2002 in consideration for the acknowledgment of Limpert's advisory and organizational services, which were valued at $113,000. The 26 percent (26%) membership share of the Company issued to Mr. Limpert was accounted for as compensation expense and is included in "compensation and benefits" in the statement of operations for the quarter ended March 31, 2002. The value of the share of the Company issued to Mr. Limpert was based on what the Company was required to pay a former member, Mr. William Campbell, for his 23 percent share of the Company, in connection with the Company's termination and buy-out of Mr. Campbell effective January 1, 2002. Mr. Don Deru, the father of Scott and Terry Deru, held a 4% interest in Prime LLC since inception and exchanged his interest in Prime LLC for a 1.8% shareholder interest in Prime,

Inc. In March 2002, Prime LLC decided to incorporate in Utah in anticipation of its initial public offering and issued in April 2002 to Mr. Limpert 750,000 shares of its common stock, (26% of the issued and outstanding) for his prior and continuing consulting services and for his Prime LLC ownership contribution. The other stockholders are Mr. Terry Deru, 1,000,000 shares; Mr. Scott Deru, 1,000,000 shares; and Mr. Don Deru, 50,000 shares. Fringe Benefit and Belsen Getty continued under their existing structure as wholly owned subsidiaries of Prime, Inc. with Mr. Terry Deru continuing as the manager of Belsen Getty and Mr. Scott Deru for Fringe Benefit.

        As limited liability companies, the historical revenues of Belsen Getty, LLC and Fringe Benefit, LLC have flowed through to its member and sole owner, Prime Resource, LLC. Within Prime the revenues, after payment of all operating costs and wages and allowance for working capital reserves, were divided between Mr. Scott Deru, Mr. Terry Deru and Mr. William Campbell, in accordance with their limited liability ownership percentage, through December 31, 2001.

         It was determined, upon incorporation of Prime Resource, Inc., that the form of compensation and revenue transfer described by the prior paragraph will no longer be feasible and that the corporation will need to retain and report its income, if any, after salaries, overhead and other expenses as retained earnings. Further, Prime, Inc. has now entered into an employment contract with its three principal officers, as generally described under the Executive Compensation Section. In their respective capacities, management will be paid a fixed salary.

     Mr. Terry Deru, in addition to acting for Prime as its President and Chief Executive Officer, will also continue to act as the Manager and principal operator of Belsen Getty. Mr. Scott Deru will also devote a substantial majority of his time to the business affairs of Fringe Benefit and such other time as necessary as a corporate officer of Prime. It is anticipated that Mr. Terry Deru will then assume most of the day-to-day management responsibilities for Prime. Mr. Limpert will coordinate most governmental filings and reporting duties for Prime, as well as continuing with Belsen Getty as an employee. Mr. Terry Deru will act as the manager for Prime Ret., LLC.

     Over the past three years, Belsen Getty has contributed approximately 18% of the present revenues to Prime Resource, Inc. and Fringe Benefit has contributed the remaining 82% of net revenue to Prime, LLC. As noted above, Prime, LLC was dissolved in April 2002 upon the transfer of assets to Prime, Inc. Prime, Inc., like its predecessor, Prime LLC, is not anticipated to generate any independent sources of revenue or income. All salaries and benefits in Belsen Getty and Fringe Benefit have been and will be paid directly by Prime. The future contribution to revenues by Prime Retirement, as a start-up entity, has not yet been determined.

Initial Public Offering (IPO):

        The company completed its initial public offering in June 2003 in which it raised $750,000 in gross proceeds and $709,664 in net proceeds. It has only expended, to date, approximately $97,867 or approximately 14% of net proceeds. The expenditure of offering proceeds is more particularly treated under the Rule 463 disclosures of Management's Plan of Operation.

Belsen Getty Business

        Belsen Getty is a Utah financial management company offering investment advisory services, financial planning, pension and retirement planning and general business consulting and planning for firms or individuals who may participate to the extent they deem appropriate in any of these financial products and services. Belsen Getty was originally formed as a Nevada corporation in 1990. Belsen Getty remained active until 1996, was a lapsed corporation continuing to conduct business from 1996 to 1998 when it was reorganized as a Utah limited liability company. Belsen Getty has continued to date as a Utah limited liability company. Belsen Getty manages assets primarily under a fee based management system. Belsen Getty uses sophisticated modeling software to complete its investment advisory aspects of its services to clients who wish it to manage their funds for various pension and retirement or other offered plans. In this capacity, Belsen Getty also acts as an investment advisory firm.

        Belsen Getty also has expertise in providing consulting services for retirement planning, pension and general business financing and planning.

        Belsen Getty offers its services to individuals' retirement accounts, trust accounts, as well as creating 401(k) plans and other pension plans for corporate clients. These services may range from simple cash management to complex custom growth portfolio planning for wealthy individuals or businesses.

        Belsen Getty markets through several mediums. First, the firm has a sophisticated database for tracking services to clients, prospects and business associates. This tracking assures each client and prospect are contacted monthly by mail and at least quarterly by phone or in person. Second, prospects that go into this tracking system are located in several ways, such as referrals from existing clients, referrals from other business associates and referrals from Fringe Benefit Analysts, as well as direct mailing and educational seminars. To a limited extent, the firm currently engages in prospect mailings and may explore other media type advertising.

     In November of 2002, Belsen Getty received 684,000 shares of restricted common stock in an inactive public company known as Mortgage Professionals Lead Source, Inc. (MPLS) incident to consulting and advisory services provided to MPLS by Andrew Limpert. MPLS became known as Neuro Bioscience, Inc. (NBI) pursuant to an acquisition of this private company. The shares were issued and held in the name of Belsen Getty, by informal assignment from Andrew Limpert who performed the consulting services as an employee of Belsen Getty. While Limpert acted to locate the acquired company, NBI, neither he nor Belsen Getty had a contractual duty to locate or provide such entity as part of his consulting services or entitlement to earn the shares for consulting services to MPLS. At present there is no active public trading by NBI. No value has been assigned to these shares in the accounting records, as there is no readily ascertainable value for these shares.

        Belsen Getty is currently managed by Mr. Terry Deru and has nine full-time employees.

Fringe Benefit Analysts Business

        Fringe Benefit is primarily a diversified independent insurance broker which provides various lines of insurance, such as health, life, dental, disability, etc., as needed by its clients to fund various business, as well as employee related programs and plans. Fringe Benefit also intends in the future to engage in recruiting independent agents, rolling up and acquiring existing health care insurance agencies and/or their book of business.

        Fringe Benefit is currently managed by Mr. Scott Deru and has nine full-time employees, one part-time employee and over twenty sub-agents who act as independent contractors in various insurance lines. Part of the proceeds raised in the IPO will be used to retain and recruit additional agents. Funding for anticipated future acquisitions will come from the anticipated acquisition reserves to be held by Prime. There are no present acquisition agreements, candidates, proposals or negotiations. Fringe Benefit has not historically, nor does it presently, intend to engage in any acquisition of an insurance or other business from any related or affiliated party.

Prime Retirement Services Business:

        Prime Retirement Services intends to provide services for qualified plans that are yet to be determined. In this capacity, it would have a synergistic relationship with Belsen Getty, who frequently acts as an investment advisor for the various pension or retirement plans which may be set up by Prime Retirement Services and with Fringe Benefit Analysts who provide a substantial amount of any of the insurance products tailored to the plans and programs created by Belsen Getty. Prime Retirement was formed in July of 2003, but does not yet have revenues, nor can it competently report what percentage of total revenues, if any, it will generate for the parent entity, Prime. This entity is a development stage company conducting initial research of the intended business activities and software related to qualified plans. At the present, it has no independent employees.

PRODUCTS AND MARKETS

I. Prime Resource, Inc.

        As the parent management entity for its subsidiaries, Prime does not have any significant independent income. Prime derives the majority of its income from its subsidiary operations as described below. Prime does not independently market any service or product, but acts solely and exclusively through its operating subsidiaries as more specifically described under the following paragraphs. Prime is generally responsible for the payment from subsidiary income of all general operating expenses of the consolidated companies.

II. Belsen Getty, LLC

        Belsen Getty is a Utah financial advisory company offering investment advice, financial planning as well as pension and retirement planning and general business consulting. Belsen Getty acts both for individuals and firms who may participate to the extent they deem appropriate in any of these financial products and services.

        For the calendar year ending 2003, Belsen Getty generated $485,320 or 13% of Prime's revenues. Of these amounts approximately $302,500 or 62% of its revenues were derived from direct financial advisory services and approximately $182,900 or 38% were derived from other pension retirement and general business consulting services. Approximately 1% of the business services performed by Belsen Getty in 2003 are a direct result of referrals by the other Prime subsidiaries, Fringe Benefit Analysts and Prime Retirement Services, LLC.

III. Fringe Benefit Analysts, LLC

     Fringe Benefit Analysts has become the primary insurance arm for the Prime companies. It has a synergistic relationship in that it provides insurance coverage to various pension and retirement plans developed by Prime Retirement Services and to a lesser extent, by Belsen Getty.

        Fringe Benefit estimates that for calendar year 2003 that its total contribution to the revenues of Prime was approximately $3,329,844 or 87%. Approximately 2% of the services performed by Fringe Benefit Analysts in 2003 are a direct result of referrals by Belsen Getty.

IV. Prime Retirement Services, LLC

        Prime Retirement Services, LLC is a start-up subsidiary corporation of Prime, which intends to engage in daily accounting and reporting services for pension and related plans and the development of related software, which it hopes to independently sell as an additional revenue source.

        Prime Retirement Services has not generated any revenues from its start-up in the summer of 2003 to date; and, therefore, cannot report its percentage of earnings as a percentage of the whole of revenues to the parent company, Prime, Inc. at the present time.

PLAN OF OPERATION

        Prime intends generally to continue to grow and expand each phase of its related business practices by internal growth through the application of retained earnings to expand services and acquire new clients. In addition to the standard growth anticipated through retained earnings, Prime also intends to employ a substantial portion of the net proceeds from its recent IPO. The company currently has approximately $611,797 of its initial net offering proceeds of $709,664 left for business expansion and operations. As more specifically outlined in the Use of Proceeds section of its IPO, it presently intends to use a substantial portion of these net proceeds, as market conditions allow, to acquire compatible insurance companies or individual agents who have an existing book of business and to expand its existing marketing efforts.

        To date, Prime has not primarily concentrated in acquisitions due to the softness of the insurance market, but believes that during the third and fourth quarter of the current 2004 calendar year it will be able to increase its efforts at acquiring suitable insurance business lines. If the company is successful in this proposed business activity, it would necessarily mean that the greatest increase in the company's size and revenue base would most likely occur in the Fringe Benefit Analysts subsidiary.

        To a lesser extent, the company believes that it may be able to further grow and expand its business through retained earnings. It would project, at this time and without being able to assure or warrant, that it may realize approximately $265,000 of potential retained earnings in calendar year 2004 to apply to further business expansion and growth.

        Secondary to the direct acquisition of the insurance businesses and lines will be the further training and enhancement of independent insurance agents and other employees for which a significant portion of the proceeds of the offering have been reserved.

SPECIFIC BUSINESS PLAN AND PROJECTIONS

        At the present time, Prime is projecting an 11 % growth in revenue during calendar year 2004 in the Fringe Benefit Analysts division of the company primarily related to providing insurance services with revenues from such division reasonably projected to be $3,700,000 for 2004.

         It is anticipated, though not warranted, that the Belsen Getty subsidiary, which is primarily engaged in financial advisory and consulting services, projects a 39% growth in revenue during 2004 to $675,000.

        It should also be emphasized that the anticipated and projected growth of each of the divisions would occur both through internal financing from anticipated retained earnings and from proceeds of the offering as more particularly set-out in the Proceeds Section of the company's initial public offering which may be reviewed online as an SEC filing at www.sec.gov/edgar or a copy of the Prospectus for the earlier registration may be obtained directly from the company by any interested party or shareholder. It needs to be further emphasized that projected growth of each of the entities is deemed to be symbiotic and that growth in one division should have, because of referral services, a positive growth effect on other divisions, though no warranty or assurance of this relationship can be made.

        Finally with regard to Fringe Benefit Analysts, its growth is dependent upon four principal insurance underwriters or providers for the insurance policies written by this subsidiary. These include: Altius Insurance, United Health Care, Intermountain Health Care and Regence Blue Cross.

COMPETITIVE FACTORS

     All of the business areas in which the company operates (Belsen Getty in financial advisory services and planning; Prime Retirement Services in planning and implementing retirement and pension plans for various business entities; and Fringe Benefit Analysts which is primarily engaged in insurance programs related to business and retirement planning) are highly competitive industry segments. In each of these business segments, the company is faced with competition from larger and better capitalized companies such as Marsh & McLellen and AON Corporation in the applicable insurance lines offered by the company; Merrill Lynch & Co. and Smith Barney in the financial advisory and consulting areas. In the business of pension planning services competition arises from many large public accounting firms and law firms.

     Each of these competitive and related competitive entities may pose a significant competitive risk to the company in that they may be able, because of size and scale, to provide additional services, as well as providing the same services at a lower per unit cost to various customers of the client.

        Prime believes that it may remain competitive in these industries due to some unique programs which it employs, but can give no assurance or warranty that it will ultimately be successful in competing in any of the given areas in which it has elected to provide business services.

        Fringe Benefit joined United Benefit Advisors ("UBA") in November 2003. UBA is a national affiliation of independent health insurance providers. This affiliation may bring national programs and insurance carriers to the markets Fringe Benefit serves that were not previously available and may create discounts on software and other insurance industry related services. Fringe Benefit hopes that this affiliation may enhance its competitive position in the relevant market.

NUMBER OF PERSONS EMPLOYED

        As listed above Prime has attempted to break out under the general description of each business subsidiary the number of persons employed by each business subsidiary. In the aggregate, the Prime organizations employ 18 full-time personnel, one part-time personnel and approximately 20 insurance agents as of the date of this report. These numbers also include officers of the corporation employed on a full-time basis.

        No projection of future employees or agents which may be required, in addition to those described above, can be determined until the nature and extent of the acquisition and other business expansion which is projected for the company has been determined. Changes in employment are reported by Prime as part of its annual 10-KSB Report and may be included where deemed significant in the various quarterly reports filed by the company.

ENVIRONMENTAL COMPLIANCE

        Prime does not regard itself as operating primarily in industries with a high degree of environmental risk exposure or environmental regulation by various governmental entities. However, the Board of Directors has reviewed with legal counsel and determined, at the present time, there is no known environmental compliance regulations to which the company in its present lines of business would be subject other than customary safety standards in the workplace discussed below. The company maintains a policy of reviewing periodically with various legal counsel any potential environmental disclosures, filings or other regulatory requirements which may arise with regard to the company. The company's office workers are subject to various state and local regulations on employment conditions, as well as common standards for the office environment place which may be imposed by the Occupation and Safety and Health Administration ("OSHA") and the United States Environmental Protection Agency ("EPA"). To the best of the knowledge of the company's present management, the company is fully in compliance with all safety, health and OSHA standards for its office workers and insurance sales agents.

GOVERNMENTAL COMPLIANCE

        Each of the areas in which the company presently operates is subject to some specific governmental regulation. For instance, to provide investment advisory services, Belsen Getty must maintain a licensure within the state of Utah and the Securities and Exchange Commission ("SEC") as a registered and licensed investment advisor and have maintained that status incident to the services provided.

        Fringe Benefit Analysts, as an insurance provider, is subject to licensing and regulation by various state insurance departments where it conducts business and has maintained in a current status its licensing requirements as a general insurance agency.

        Prime Retirement Services is not now known to be presently subject to any specific licensing or regulatory requirements, but confers periodically with legal counsel to make sure it is not engaging in any type of business practice which would constitute an illegal practice of law or engage in any violations of regulatory statutes for business and pension planning by an independent business entity. Prime, as a collective entity, is a public company subject to various reporting and regulatory requirements of the Securities and Exchange Commission ("SEC").

REPORT ON INITIAL PUBLIC FINANCING

        As generally described above, the company completed its initial public offering in July, 2003 in which it raised gross proceeds of $750,000 resulting in net proceeds to the company after offering related costs of $709,664. To date, the company has expended approximately $97,865 of net offering proceeds in accordance with its use of proceeds guidelines contained in the initial public offering and has available for future expenditure the remaining balance of approximately $611,797 reported as a portion of its cash and marketable securities in its December 31, 2003 financial statements. This report of the current expenditure and application of offering proceeds is made in accordance with SEC Rule 463. Any interested shareholder or other qualified party wishing to review a more specific breakdown and application of the proceeds of the offering by the company to date may obtain a copy on request from management of the company at the address indicated on the cover page of this annual report.


Item 2.  DESCRIPTION OF PROPERTY

        Prime and Belsen Getty presently maintain a lease in business suites located at 1245 East Brickyard Road, Suite 590, Salt Lake City, Utah. Prime leases approximately 3,239 square feet of lease space with a remaining 3.5-year term on its present lease in an office tower at this location. Within this office space it has approximately four separate offices, together with two conference rooms and secretarial and support staff areas. The monthly lease payment is currently $4,724 per month.

        Fringe Benefit Analysts presently maintains a lease in an office building located at 393 West Gordon Avenue, Suite #1A, Layton, Utah 84040. Fringe Benefit Analysts leases approximately 3280 square feet of lease space on a month-to-month basis. Within this office space is two conference rooms, 7 offices and secretarial and support staff areas. Fringe Benefits pays $4,394 per month for this space.

        In addition to the foregoing leasehold estate, Prime owns various office and furnishings and equipment which have a net book value of approximately $134,967.

        Prime does not have any other place of business nor does it anticipate moving its principal place of business at any time in the foreseeable future.

                            Item 3. LEGAL PROCEEDINGS

        Prime does not have any legal actions or claims in which the company is presently engaged.


          Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Since its incorporation in March, 2002, Prime has not held a general shareholder meeting, but intends to hold a standard shareholder meeting at some later date in 2004 for the election of directors, confirmation of an auditor and such other business as may properly come before the company. Prime does not anticipate any special or other shareholder meetings in the foreseeable future.

                                     Part II

                  Item 5. MARKET FOR COMMON EQUITY AND RELATED
                               STOCKHOLDER MATTERS

        Prime has not yet obtained a current public market for its shares which were registered as of July 2003.

        The company has consistently and vigorously pursued listing through a local broker/dealer with the National Association of Securities Dealers ("NASD") on its Electronic Bulletin Board from the date of the effectiveness of its registration statement. Prime has not anticipated the difficulties which it has encountered with the NASD in obtaining an authorization for trading on the Electronic Bulletin Board and a trading symbol. While Prime believes that it has promptly and fully complied with any requirements communicated back to it through the broker/dealer from the NASD, it has apparently not been able to satisfy the NASD to date sufficiently to acquire the right to be traded publicly or to obtain a symbol. Prime takes exception to the position of the NASD with regard to this denial and will continue to vigorously pursue listing of its registered shares for the benefit of its shareholders.

        THE ABSENCE OF BEING ABLE TO COMPLETE A LISTING AND TRADING ON THE ELECTRONIC BULLETIN BOARD TO DATE CONSTITUTES A SIGNIFICANT RISK FACTOR TO INVESTMENT IN THIS OFFERING.

        As a result of the foregoing, Prime is unable to supply any listing of public markets for its stock or any price quotations. Currently, Prime has 2,934,000 issued and outstanding shares held by 97 shareholders of which three are affiliates of the company. Of the issued shares, approximately 150,000 are free trading and approximately 2,784,000 are restricted.


                           Item 6. PLAN OF OPERATION

        This Form 10-KSB includes "forward-looking" statements about future financial results, future business changes and other events that have not yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We will not necessarily update the information in this Form10-KSB in any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are discussed throughout this Form 10-KSB. Investors should read all of these risks carefully.

LIQUIDITY AND CONTINUED OPERATIONS

        On December 31, 2003, Prime had assets of $1,299,313. At December 31, 2003, the company's current assets totaled $1,073,209 compared to current liabilities of $362,673. Working capital at December 31, 2003 totaled $710,536 an increase of $837,280 compared to $(126,744) at December 31, 2002. The company had a current ratio at December 31, 2003 of approximately 3. Because of the problem with obtaining a market listing, as described above, Prime is unable to value its market securities as of December 31, 2003. The long-term debt of the company as of December 31, 2003 was $12,817 and the retained earnings are $94,151.

        At December 31, 2003, there were no significant commitments for capital expenditures, though the company intends to continue with expenditure of its net proceeds from its public offering in accordance with the general description contained previously in this Annual Report and more specifically in accordance with the Use of Proceeds sections of the registration statement.

        Prime fully intends to primarily grow its insurance company portion of its business through the net proceeds of the public offering and to apply other estimated net earnings for calendar year 2004 to the growth of other aspects of its business. Net retained earnings for 2004 are estimated to be approximately $ 280,000. The company will attempt to allocate net earnings to different aspects of its business growth, as it shall determine in accordance with its independent business discretion.

        At present, Prime has no major financing commitments or other significant long-term debt. The company believes it can continue to operate with modest growth based upon its employment of the offering proceeds and retained earnings as described by the preceding paragraph. The company has no present intent to engage in any further borrowing or capital formation activities for the foreseeable future. The company further has no standing line of credit or other credit facility.

CAPITAL RESOURCES

        If the company was required in the future to raise additional capital, it would have to either attempt to engage in another sale of its capital stock through a registered offering, seek private placement financing or seek to obtain one or more lines of credit for debt financing. As noted previously, the company has no plans to engage in any type of capital or debt creation for the foreseeable future.

RESULTS OF OPERATIONS

        Revenues for 2003 totaled $3,846,494, an increase of $1,547,239 from calendar year 2002. Net income for 2003 totaled $101,851 compared to $(143,275) in 2002. The increase in revenues and net earnings was due primarily to growth of the business activities of the company and particularly the writing of more insurance policies with higher average profit margins. Prime realized more modest growth in its Belsen Getty financial consulting and planning. The individual sector revenue and profit breakdowns for these subsidiaries are setout as follows:


                                               NET PROFITS      % OF PRIME
CALENDAR YEAR                GROSS              (LOSSES)          TOTAL
2003                       REVENUES            (Pre-tax)        REVENUES
Fringe Benefit Analysts   $3,329,844          $ 566,913            87%
Belsen Getty              $  485,320          $(245,948)           13%



                                               NET PROFITS      % OF PRIME
CALENDAR YEAR                GROSS              (LOSSES)          TOTAL
2002                       REVENUES            (Pre-tax)        REVENUES
Fringe Benefit Analysts   $1,773,981          $ 515,312           77%
Belsen Getty              $  512,580          $(450,056)          22%


        The profit margin for Prime was approximately 3% in 2003 with Belsen Getty having a loss margin of approximately (51)%, Fringe Benefit Analysts margin being approximately 17%.

        Expenses for the company primarily involved executive salaries, commissions and operation of the business offices, including general salaries and overhead. These expenses for 2003 can be set-out and compared with 2002 in the following table:

                                                                     % CHANGE
                                                                    BETWEEN 2002
                                          2003         2002           & 2003
Officers' salaries and compensation     $587,076     $562,963            4%
Commissions                            1,972,966      585,501          229%
General operating expenses             1,174,597    1,296,137          (9)%
TOTALS                                $3,734,639   $2,444,601           53%

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. SFAS No. 148 was effective for the company's year ended December 31, 2002 and for interim financial statements commencing in 2003. The adoption of this pronouncement did not have a present impact on the company's financial condition or results of operation as Prime does not presently have any stock based compensation.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this pronouncement did not have a present impact on the company's financial condition or results of operations.

        In May, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument within its scope as a liability (or asset in some circumstances). SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective and adopted by the company on July 1, 2003. As the company has no such instruments, the adoption of this statement did not have a present impact on the company's financial condition or results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The principal market risk which the company presently faces, as outlined above, is that it has been unable to date to obtain public trading in its securities. The failure to obtain public trading means that the securities of its shareholders may have limited or diminished value due to the inability to be able to freely transfer such shares in a public market. The company is working vigorously to remedy the situation, but cannot, at the present time, promise any date or terms of resolution of this issue.

        Secondarily, the next primary risk faced by the company is the market risks from larger and better capitalized companies engaging in the same services which the company provides at a lower price or other competitive advantage to the company.

        Thirdly, Prime faces some risk arising out of operating within tightly regulated areas of industry which may be subject to limitations and controls by various governmental regulatory authorities.


Item 7.  FINANCIAL STATEMENTS

        The consolidated financial statements and independent auditors' report appear on pages F-1 through F-19 and are incorporated into this Item 7 by reference. These financial statements constitute the formal presentation of financial information by the company, such that all other financial information contained in this 10-KSB report should be read and reviewed in light of the following Financial Statements and notes thereto. Should there exist any conflict between information appearing elsewhere in this Report and the following Financial Statements, the Financial Statements should be given primary definition and control. The notes attached to the Financial Statements constitute an integral part of the financial disclosure and should be read and reviewed in connection with the Financial Statements.

                     Prime Resource, Inc. and Subsidiaries
                (Formerly Prime Resource, LLC and Subsidiaries)

                        Consolidated Financial Statements
                                      with
                      Independent Auditors' Report Thereon
                     Years Ended December 31, 2003 and 2002

                      Prime Resource, Inc. and Subsidiaries

                        Consolidated Financial Statements


                                December 31, 2003


                                    Contents

Independent Auditors' Report                                                 F-1

Consolidated Financial Statements:

        Consolidated Balance Sheet                                           F-2

        Consolidated Statements of Operations                                F-3

        Consolidated Statements of Members' and Stockholders' Equity         F-4

        Consolidated Statements of Cash Flows                                F-5

Notes to Consolidated Financial Statements                                   F-7

                          Independent Auditors' Report



To the Board of Directors
Prime Resource, Inc. and Subsidiaries
(formerly Prime Resource, LLC and Subsidiaries)


We have audited the accompanying consolidated balance sheet of Prime Resource, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, members' and stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Prime Resource, Inc. and subsidiaries as of and for the year ended December 31, 2002 were audited by other auditors whose report, dated February 7, 2003, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prime Resource, Inc. and Subsidiaries as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


Child, Sullivan & Company
Kaysville, Utah
March 24, 2004

                     Prime Resource, Inc. and Subsidiaries
                (Formerly Prime Resource, LLC and Subsidiaries)

                           Consolidated Balance Sheet
                                December 31, 2003

ASSETS
Current assets:
   Cash and cash equivalents                                               $   399,403
   Accounts receivable                                                         341,943
   Interest receivable                                                           7,333
   Trading securities (Note 2)                                                 281,176
   Income taxes receivable (Note 11)                                            33,354
   Other current assets                                                         10,000
                                                                           -----------
Total current assets                                                         1,073,209

Leasehold improvements and equipment, net of accumulated
    depreciation and amortization of $114,256 (Note 3)                         134,967
Notes receivable                                                                40,000
Other assets                                                                    13,104
Deferred tax assets (Note 11)                                                   38,033
                                                                           -----------

Total assets                                                               $ 1,299,313
                                                                           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                  $     8,324
   Accrued compensation, commissions and benefits                              281,557
   Current portion of notes payable, including line of credit (Note 4)          48,264
   Deferred tax liabilities (Note 11)                                           24,528
Total current liabilities                                                      362,673

Notes payable, excluding current portion (Note 4)                               12,817
                                                                           -----------

                                                                                12,817

Commitments and contingencies (Note 10)                                              -

STOCKHOLDERS' EQUITY (Note 5)
   Common stock, no par value; 50,000,000 authorized
    shares; 2,934,000 shares issued and outstanding                            907,427
   Treasury stock                                                              (77,755)
   Retained earnings                                                            94,151
                                                                           -----------
Total stockholders' equity                                                     923,823
                                                                           -----------

Total liabilities and stockholders' equity                                 $ 1,299,313
                                                                           ===========


                       See notes to financial statements.
                                       F-2

                     Prime Resource, Inc. and Subsidiaries
                (Formerly Prime Resource, LLC and Subsidiaries)

                      Consolidated Statements of Operations



                                                                Years ended December 31,
                                                                2003              2002
                                                           ---------------   ----------------
Revenues
   Commissions                                             $     3,329,844   $      1,773,981
   Investment and business advisory fees                           485,320            512,580
   Interest and dividends                                           25,284             12,694
   Other income                                                      6,046                  -
                                                           ---------------   ----------------
                                                                 3,846,494          2,299,255

Expenses
   Commissions                                                   1,972,966            585,501
   Compensation and benefits                                     1,122,312          1,264,621
   General and administrative                                      444,421            429,329
   Occupancy and related expenses                                  132,733            111,014
   Interest                                                         14,015              6,900
   Depreciation and amortization                                    48,192             47,236
                                                           ---------------   ----------------
                                                                 3,734,639          2,444,601
Net operating income (loss)                                        111,855           (145,346)

Gains and losses
   Unrealized gains on trading securities                           1,927                   -
   Net gains (losses) from disposals of fixed assets               (7,177)                  -
                                                           ---------------   ----------------
      Net losses                                                    (5,250)                 -

Net income (loss) before income tax expense (benefit)              106,605           (145,346)

Income tax expense (benefit)                                         4,754             (2,071)
                                                           ---------------   ----------------

NET INCOME (LOSS)                                          $       101,851   $       (143,275)
                                                           ===============   ================

Weighted average shares outstanding                              2,875,000          2,800,000

Basic and fully diluted net income (loss) per share        $           .04   $           (.05)



                       See notes to financial statements.

                     Prime Resource, Inc. and Subsidiaries
                (Formerly Prime Resources, LLC and Subsidiaries)

          Consolidated Statements of Members' and Stockholders' Equity


                                                                                             Retained
                                       Members'            Common Stock         Treasury     Earnings
                                       Equity           Shares      Amount        Stock      (Deficit)     Total
                                   -----------       ----------   ----------   ----------   ----------   ----------
Balance at January 1, 2002         $   220,338                -   $        -   $        -   $        -   $        -

Net loss through date of
        Incorporation
        (April 4, 2002)               (135,575)               -            -            -            -            -

Member contributions                   113,000                -            -            -            -            -

April 4, 2002 reorganization
        from a limited liability
        company to a corporation      (197,763)       2,800,000      197,763            -            -      197,763

Net loss from April 4, 2002
        through December 31, 2002            -                -            -            -       (7,700)      (7,700)
                                   -----------       ----------   ----------   ----------   ----------   ----------

Balance at January 1, 2003                   -        2,800,000      197,763            -       (7,700)     190,063

Net proceeds from common
        stock offering                       -          150,000      709,664            -            -      709,664

Shares exchanged to settle note
        receivable obligation                -          (16,000)           -      (77,755)           -      (77,755)

Net income                                   -                -            -            -      101,851      101,851
                                   -----------       ----------   ----------   ----------   ----------   ----------

Balance at December 31, 2003       $         -        2,934,000   $  907,427   $  (77,755)  $   94,151   $  923,823
                                   ===========       ==========   ==========   ==========   ==========   ==========


                       See notes to financial statements.

                     Prime Resource, Inc. and Subsidiaries
                (Formerly Prime Resource, LLC and Subsidiaries)

                      Consolidated Statements of Cash Flows

                                                                 Years ended December 31,
                                                                 2003              2002
                                                           ---------------   ----------------
Cash Flows From Operating Activities:
Net income (loss)                                          $       101,851   $       (143,275)
Adjustments to reconcile net income (loss) to cash
used in operating activities:
  Depreciation  and amortization                                    48,192             47,236
  Bad debt expense                                                   7,721                  -
  Non-cash compensation                                             10,086            121,384
  Receipt of client stock for services rendered                     (6,003)                 -
  Loss on disposal of assets                                         7,177                297
  Unrealized gain on sale of trading securities                     (1,927)                 -
  Loss on sale of trading securities                                     -              1,400
  Interest expense on borrowings from member                             -              3,157
  Interest income on loans to related parties                      (11,247)            (8,625)
  Changes in operating assets and liabilities:
    Trade and other accounts receivable                           (208,649)           (41,340)
    Other current assets                                            (1,054)            (4,588)
    Income taxes receivable                                        (32,498)                 -
    Deferred tax assets                                            (12,422)                 -
    Accounts payable                                               (64,028)            55,694
    Accrued liabilities and compensation                           138,817            (85,828)
    Income taxes payable                                                 -             24,435
    Deferred tax liabilities                                            93            (26,506)
                                                           ---------------   ----------------
                   Net cash used in operating activities           (23,891)           (56,559)
                                                           ---------------   ----------------
Cash Flows From Investing Activities:
Purchases of equipment and leasehold improvements                  (18,508)           (84,253)
Employee advances                                                        -             (7,050)
Collections on loans to related parties                                  -            147,110
Proceeds from sale of trading securities                                 -             49,740
Purchases and reinvestments of trading securities                 (273,246)                 -
                                                           ---------------   ----------------
     Net cash provided by (used in) investing activities          (291,754)           105,547
                                                           ---------------   ----------------
Cash Flows From Financing Activities:
Payments on notes payable to related parties                       (72,149)            53,645
        Payments on note payable                                    (1,728)                 -
        Net proceeds from stock offering                           709,664                  -
Member buy-out                                                           -           (100,000)
Net (payments) borrowings on line of credit                         (5,474)            50,000
                                                           ---------------   ----------------
               Net cash provided by financing activities           630,313              3,645
                                                           ---------------   ----------------

Net increase  in cash and cash equivalents                         314,668             52,633
Cash and cash equivalents at beginning of year                      84,735             32,102
                                                           ---------------   ----------------
        Cash and cash equivalents at end of year           $       399,403   $         84,735
                                                           ===============   ================


                       See notes to financial statements.

                     Prime Resource, Inc. and Subsidiaries
                (Formerly Prime Resource, LLC and Subsidiaries)

               Consolidated Statements of Cash Flows (continued)

                                                                 Years ended December 31,
                                                                 2003              2002
                                                           ---------------   ----------------

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest                                     $        13,109   $              -
                                                           ===============   ================

Cash paid for taxes                                        $        48,623   $              -
                                                           ===============   ================

Non-cash Investing and Financing Activities:

Company vehicle purchased and financed through a
trade-in $9,500 and note payable $18,051                   $        27,551   $              -
                                                           ===============   ================

        Principal and interest on related party note receivable
in exchange for 16,000 shares of Company stock,
net of interest of $11,247                                 $        66,508   $              -
                                                           ===============   ================


                       See notes to financial statements.

                     Prime Resource, Inc. and Subsidiaries
                (Formerly Prime Resource, LLC and Subsidiaries)
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

1.      Summary of Significant Accounting Policies

Organization and Business Activity
Prime Resources, Inc. (the Company), is a 100 percent owner of Belsen Getty, LLC, (Belsen Getty), and Fringe Benefits Analysts, LLC, (FBA), with offices in Salt Lake City and Layton, Utah, respectively. Belsen Getty is a fee-only financial management firm, providing investment advice to high-wealth individuals and employee groups in connection with company retirement plans. FBA sells group and employee benefit products, primarily health insurance, to employers and individuals throughout Utah.

Reorganization
In January of 2002, the Company and its members granted a 26 percent membership interest to an officer and current shareholder of the Company valued at $113,000, as an inducement to remain with the Company and for services to be rendered in connection with a planned reorganization, registration and offering of Company stock. The 26 percent membership share of the Company issued to the officer and current shareholder was accounted for as compensation expense and is included in "compensation and benefits" in the statement of operations for the year ended December 31, 2002. The value of the share of the Company issued to the officer and current shareholder was based on the amount the Company was required to pay a former member for its 23 percent share of the Company, in connection with the Company's termination and buy-out of the member, effective January 1, 2002.

On April 4, 2002, the Company was reorganized from a limited liability company to corporation. The Company was authorized to issue 50,000,000 shares of a single class of common stock with no par value. The Company issued 2,800,000 of such shares to existing members representing the entire ownership interest of the Company at the time of incorporation. As there was no change in control of the organization, the value of the stock, issued in the reorganization, was based on the net book value of the predecessor organization of approximately $197,763, as of March 31, 2002. Accordingly, there was no change in the recorded book values of Company assets or liabilities due to the reorganization.

Basis of Financial Presentation
The accompanying consolidated financial statements include the accounts of Prime Resource, Inc., and its wholly owned subsidiaries, Belsen Getty, LLC and Fringe Benefits Analysts, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Uses of Estimates
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures as of the date of the balance sheet and revenues and expenses for the period. Actual results could significantly differ from those estimates.

                      Prime Resource, Inc. and Subsidiaries
                (Formerly Prime Resource, LLC and Subsidiaries)
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

1. Significant Accounting Policies (continued)

Cash and Cash Equivalents
Cash and cash equivalents consist of checking and money market accounts. For purposes of the statement of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. As of December 31, 2003 cash and cash equivalents of $308,336 were either not covered by federal insurance or exceeded those limits.

Trade Receivables

Trade receivables are estimates of commissions and fees due to the Company for insurance sales and investment advice earned but not yet received. No allowance for bad debts has been established for any of these amounts as the process for recording receivables is based on reviews and analysis of actual historical cash receipts. This cash receipt analysis takes into account both bad debt and potential charge backs on premium cancellations and excludes them from receivables balances when recording revenues and trade receivables. Management estimates that bad debts and charge backs do not change significantly from period to period. Accordingly, an additional reserve at any point in time is not considered necessary.

Trading Securities
Trading securities are recorded at fair value. Unrealized holding gains or losses on trading securities are reported on the statement of operations. A decline in the market value of the securities below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. Reinvested dividends increase the basis of the related investments.

Leasehold Improvements and Equipment
Leasehold improvements and equipment are recorded at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of depreciable assets as follows:

                                                      Years
                        Automobiles                     5
                        Furniture & equipment           7
                        Computer software & equipment 3-5

Management reviews its leasehold improvements and equipment for impairment on an annual basis and records any related loss on impairments at the time such an impairment is recognized.

                      Prime Resource, Inc. and Subsidiaries
                (Formerly Prime Resource, LLC and Subsidiaries)
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

1. Significant Accounting Policies (continued)

Notes Receivable
Notes receivable consisted of one note for $40,000 at December 31, 2003. This note has a stated interest rate of 10% per year on outstanding principle recorded at $7,233 in interest receivable on the balance sheet. The note requires no payments of principal or interest and is due with all outstanding principal and accrued interest on March 1, 2007. Interest is accrued on notes receivable according to the terms of the note. Management evaluates each note on an annual basis or sooner if necessary to determine the financial status of the note holder. Upon a determination that there is doubt as to the collectibility of any or all portions of principal and interest due, the Company will write off of the applicable accrued interest and an allowance is established against the principal amount determined uncollectible as estimated by management. The Company wrote-off notes receivable during the year ended December 31, 2003 in the amount of $7,721.

Income Taxes
The Company became subject to income taxation effective April 4, 2002 when it was converted from a limited liability company to a corporation. Prior to the Company's reorganization, the income tax liability was the responsibility of the individual members.

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be settled or recovered. The effect on deferred tax assets and liabilities of a change in tax rates in recognized in the period that includes the enactment date.

Revenue Recognition
The Company generates revenues from two primary sources, commissions on the sale of insurance and fees on the provision of investment advice.

Fees from the provision of investment advice are billed and earned based on an agreed upon percentage of the fair value of investment portfolios under management. Such fees are typically one percent per year, and are calculated and billed on a monthly basis at one twelfth of one percent of the fair value of investments under management as of the beginning of each calendar month, and are recognized as revenue in the month billed.

Revenues, in the form of commissions, are earned on brokered sales of group and individual health insurance products under agency marketing agreements with applicable health insurance providers. Commissions are generally collected on a monthly basis and are recognized as revenue in the month for which the related insurance premiums apply. Commissions earned by the Company are split, at management's discretion, between the Company and its licensed agents, on a case-by-case basis. The Company recognizes the full amount of commissions received under its

                     Prime Resource, Inc. and Subsidiaries
                (Formerly Prime Resource, LLC and Subsidiaries)
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

1. Significant Accounting Policies (continued)

Revenue Recognition (continued)
agency agreements as commission revenue and the portion paid to its licensed agents as commission expense.

Credit Risks and Concentrations
The Company's primary customers are individuals and small to medium sized businesses that may be affected by changes in economic conditions. The Company believes that approximately 99% of its customers are geographically based in Utah. The Company has no client that accounts for more than 2% of its revenues. The Company's largest insurance carriers that pay the commissions on insurance sales generate 37%, 24%, and 10% of its annual insurance commissions revenues. Investment advisory fees make up approximately 13% of the Company's total revenues and no one individual or customer accounts for more than 7% of that revenue.

Earnings Per Share
The Company adopted Statement of Financial Accounting Standard No. 128 (SFAS No.
128), "Earnings per Share", which is effective for annual periods ending after December 15, 1997. Earnings per share (EPS) are computed based on the weighted average number of shares actually outstanding. Basic earnings per share and fully diluted earnings per share are the same as there are no dilutive or anti-dilitive shares as of December 31, 2003 and 2002.

New Accounting Pronouncements
In December of 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirement of Statement No. 123 to require prominent disclosures in both annual an interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In April, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

                      Prime Resource, Inc. and Subsidiaries
                (Formerly Prime Resource, LLC and Subsidiaries)
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

1. Significant Accounting Policies (continued)

New Accounting Pronouncements (continued)
In May, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument within its scope as a liability (or asset in some circumstances). SFAS No. 150 was effective for financial statements entered into or modified after May 31, 2003 and otherwise was effective and adopted by the Company in 2003.

None of the above new pronouncements have current application to Prime, but may be applicable to Prime's future financial reporting.

2.      Trading Securities

Trading securities comprise investments in mutual funds and common stocks as of December 31, 2003. The cost of trading securities at December 31, 2003 totaled $276,226. Unrealized gains on such securities at December 31, 2003 and 2002 totaled $1,927 and $0, respectively. Dividends realized and reinvested in 2003 and 2002 totaled $3,023 and $194, respectively.

In November of 2002, Belson Getty received 684,000 restricted common shares of Mortgage Professionals Lead Source, Inc. (MPLS), a shell corporation. The shares were received in exchange for providing consulting services with no readily ascertainable value in connection with MPLS's merger with Neuro Bioscience, Inc.
(NBI), a development-stage privately held company. Prime possessed all 684,000 MPLS shares as of December 31, 2003 and 2002; however, no value has been ascribed to the shares due to major uncertainties involving recoverability of any value ascribed to such shares. The MPLS shares are listed on the over-the-counter market; however, trading activity has been very limited. The operations of NBI are in the early development stage and management is unable to estimate the value of the shares, if any, received from MPLS. Any gains realized by Prime from the disposition of MPLS shares will be recognized at the time of sale or disposition.

3.      Leasehold Improvements and Equipment

Leasehold improvements and equipment and related accumulated depreciation and amortization at December 31 consists of the following:

                                                        2003           2002
                                                     ----------   -----------
        Leasehold improvements                       $   31,980   $    31,597
        Furniture and equipment                         118,373       118,644
        Computer equipment and software                  54,419        60,454
        Vehicles                                         44,451        92,540
                                                     ----------   -----------
                                                        249,223       303,235
        Accumulated depreciation and amortization      (114,256)     (139,372)
                                                     ----------   -----------
                                                     $  134,967   $   163,863
                                                     ==========   ===========

                     Prime Resource, Inc. and Subsidiaries
                (Formerly Prime Resource, LLC and Subsidiaries)
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

4.      Notes Payable

The Company had notes payable outstanding to two financial institutions as of December 31, 2003:

Note payable, bearing interest at 1.9% per annum, principle and interest payments of $316 due on the 14th of each month, maturing June 14, 2008. The note
is collateralized by a Company vehicle with a net book value of $24,337.            $  16,323

Bank line of credit, bearing interest at prime plus 2% per annum, interest only
payments due the 5th of each month, maturing on March 5, 2004.                         44,758
                                                                                    ---------
        Total notes payable                                                            61,081
        Less current portion                                                          (48,264)
        Total long-term notes payable                                               $  12,817
                                                                                    =========

Schedule of notes payable principal maturities:

        Year ended
        December 31,
            2004        $ 48,264
            2005           3,574
            2006           3,644
            2007           3,715
            2008           1,884
        Thereafter             -
                         -------
                        $ 61,081
                        ========

Management expects to refinance the bank line of credit that matures on March 5, 2004 under similar terms as currently exist.

5.      Stockholders' Equity

On April 4, 2002, the Company was reorganized from a limited liability company to corporation. The Company was authorized to issue 50,000,000 shares of a single class of common stock with no par value. The Company issued 2,800,000 of such shares to existing members representing the entire ownership interest of the Company at the time of incorporation. As there was no change in control of the organization, the value of the stock, issued in the reorganization, was based on the book value of the predecessor organization of approximately $197,763, as of March 31, 2002. Accordingly, there was no change in the recorded book values of Company assets or liabilities due to the reorganization.

                      Prime Resource, Inc. and Subsidiaries
                (Formerly Prime Resource, LLC and Subsidiaries)
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

5.      Stockholders' Equity (continued)

In April of 2003, the Company registered its common stock with the Securities and Exchange Commission and was successful in offering 150,000 shares for $750,000. Net proceeds to the Company were $709,664.

6.      Employee Benefit Plan

The Company has a defined contribution 401(K) plan and profit sharing plan. All employees who meet certain minimum requirements are eligible to participate in the plan. Employees may make contributions to the plan up to the applicable federal limits, of at $14,000 or $12,000 depending on age. Company contributions under both the 401(K) and profit sharing provisions of the plan are also discretionary. The Company's expense from contributions to the plan totaled $30,273 and $18,311, for 2003 and 2002, respectively.

7.      Segment Information

Information as to the operations of the Company's different business segments is set forth below. Segments are identified based on the nature of the products and services offered. The Company's reportable segments are asset management, insurance products and other. The asset management segment includes investment portfolio management services provided by Belson Getty. The insurance products segment includes employee health insurance brokerage services provided by FBA. Certain headquarters functions are included in the "other" segment. Income on Company-wide savings and investments is also included in "other".

The Company's segments use the same policies as those described in the "Summary of Significant Accounting Policies". The Company has no intersegment revenues or expenses and the intercompany accounts were eliminated.

                                    Asset Management             Insurance Products
                              Year Ended      Year Ended      Year Ended      Year Ended
                              December 31,    December 31,    December 31,    December 31,
                                   2003           2002            2003            2002
                              ------------    ------------    ------------    -----------
Revenues                      $    485,320    $    512,587    $  3,329,844    $ 1,773,974
Expenses                           731,268         962,643       2,762,931      1,258,662
Income (loss) before tax          (245,948)       (450,056)        566,913        515,312
Income tax expense (benefit)       (10,969)         (6,413)         25,284          7,343
                              ------------    ------------    ------------    -----------
Net income (loss)             $   (234,979)   $   (443,643)   $    541,629    $   507,969
                              ============    ============    ============    ===========

                      Prime Resource, Inc. and Subsidiaries
                (Formerly Prime Resource, LLC and Subsidiaries)
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

7.      Segment Information (continued)

                                         Other                        Consolidated
                              Year Ended      Year Ended      Year Ended      Year Ended
                              December 31,    December 31,    December 31,    December 31,
                                  2003            2002            2003           2002
                              ------------    ------------    ------------    -----------
Revenues                      $     31,330    $     12,694  $    3,846,494    $ 2,299,255
Expenses                           245,690         223,296       3,739,889      2,444,601
Income (loss) before tax          (214,360)       (210,602)        106,605       (145,346)
Income tax expense (benefit)        (9,561)         (3,001)          4,754         (2,071)
                              ------------    ------------    ------------    -----------
Net income (loss)             $   (204,799)   $   (207,601)   $    101,851    $  (143,275)
                              ============    ============    ============    ===========


Depreciation expense for the year ended December 31, 2003 was $22,932, $22,780, and $2,480 at the asset management, insurance products and other segments, respectively.

                                     2003          2002
                                -----------   -----------
        Asset Management        $   181,560   $   231,472
        Insurance Products          369,180       218,148
        Other                       748,573       102,351
                                -----------   -----------
                                $ 1,299,313   $   551,971
                                ===========   ===========

Expenditures for long-lived assets by segment during the year ended December 31, 2003 were as follows: Asset management $13,030, Insurance products $33,029 and other $0.

8.      Fair Value of Financial Instruments

The carrying amount of certain financial instruments in the accompanying consolidated financial statements including: cash and cash equivalents, trade receivables, accounts payable, and accrued liabilities, approximate fair value due to the short-term nature of the instruments. The carrying value of notes receivable and notes payable also approximate fair market value due to the short-term maturity of the notes or floating interest rates that approximate current market rates.

Trading securities at December 31, 2003 and 2002 are set forth in Note 2.

9.      Related Party Transactions

Notes Receivable
The Company had notes receivable from members totaling $74,074 as of December 31, 2002.

Amounts due from members were subject to the accrual of interest income at rates ranging from 4.5 to 4.9 percent. Interest income on amounts due from related parties totaled $11,247 in 2003 and $8,833 in 2002.

                      Prime Resource, Inc. and Subsidiaries
                (Formerly Prime Resource, LLC and Subsidiaries)
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

9. Related Party Transactions (continued)

Notes Receivable (continued)
In December of 2003, the Company's management agreed to accept 16,000 shares of Company stock from one of its shareholders and officers as complete and full consideration for advances and accrued interest previously made to its shareholder and officer. The total obligation was $77,755 including principal and accrued interest. The note receivable and accrued interest have been removed from the balance sheet with the 16,000 shares recorded as treasury stock in the amount of $77,755. Management deemed the exchange to be fair consideration as these shares will be unrestricted and free trading in April of 2004 and shares issued during the offering were issued at $5 per share. No premium or discount was recorded with this transaction. This transaction was recorded at the holding company level.

Notes Payable
The Company was indebted to shareholders and officers (previously members), under notes payable, in the amounts of $122,381, as of December 31, 2002, The notes bore interest at 4.5 percent and were due on demand.

In March of 2002, the Company was paid approximately $144,000 toward amounts due from members as of December 31, 2001 and was advanced an additional $56,000 from those same members. The proceeds were used to satisfy a $200,000 obligation to a former member, which arose in connection with such member's termination.

During the year ended December 31, 2003, the Company paid in full its outstanding notes payable to shareholders and officers including accrued interest of $77,101.

Royalty Expense
During the year ended December 31, 2003 and 2002, Prime made royalty payments totaling $96,000 and $76,495, respectively, to two partnerships, which are related to controlling shareholders and officers of Prime. The royalties were paid in connection with the use of certain intellectual rights to the "FBA Advantage Program" held by the related partnerships.

Rent Expense
The Company leases office space for two locations. One leased location has some common ownership to that of the Company's shareholders and officers. The rent paid for this location was approximately $55,000 in 2003. The initial lease term ends in March of 2004. Management intends to negotiate new lease rates at estimated fair market prices.

10.     Commitments and Contingencies

The Company leases certain office space under agreements classified as operating leases. The space was leased from two entities, one that had certain common owners to those of the Company, as previously discussed. Rent expense, under these leases, totaled $113,113 and $81,807 for the years ended December 31, 2003 and 2002, respectively.

                      Prime Resource, Inc. and Subsidiaries
                (Formerly Prime Resource, LLC and Subsidiaries)
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

10. Commitments and Contingencies (continued)

The Company has also entered into two binding license agreements to provided web based access for the Company's clients to review, research and analyze their insurance coverage plan(s). The terms of these agreements for a one and a two year period.

Future minimum payments required under these noncancellable agreements as of December 31, 2003 are as follows:
                 Year Ended
                December 31,
                        2004            $       99,589
                        2005                    89,922
                        2006                    61,541
                        2007                    20,512
                        2008                         -
                        Thereafter                   -
                                        --------------
                Total                   $      271,564
                                        ==============

11.     Income Taxes

Prime became subject to taxation for the first time effective April 4, 2002 when the Company was reorganized from a limited liability company to a corporation. Taxes on income prior to that date were the responsibility of the individual members. Accordingly, income tax benefit for the year ended December 31, 2002, is based on the Company's loss before income taxes for the period from April 4, 2002 through December 31, 2002.

Income tax expense (benefit) is comprised of the following for the year ended December 31, 2002:

                          Current     Deferred      Total
                        -----------  ----------  ------------
        U.S. Federal    $    19,584  $  (26,506) $     (6,922)
        State                 4,851           -         4,851
                        -----------  ----------  ------------
                        $    24,435  $  (26,506) $     (2,071)
                        ===========  ==========  ============

Income tax expense (benefit) is comprised of the following for the year ended December 31, 2003:

                          Current      Deferred         Total
                        -----------  ----------  ------------
        U.S. Federal    $    (6,185) $   14,689  $      8,504
        State                (2,062)     (1,688)       (3,750)
                        -----------  ----------  ------------
                        $    (8,247) $   13,001  $      4,754
                        ===========  ==========  ============

                     Prime Resource, Inc. and Subsidiaries
                (Formerly Prime Resource, LLC and Subsidiaries)
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

11. Income Taxes (continued)

Total income tax expense (benefit) differs from the amounts computed by applying the U.S. federal tax income rate of 35 percent (34 percent in 2002) to pretax income as a result of the following:

                                                                               Year Ended December 31,
                                                                                 2003         2002
                                                                              ---------    ---------
        Federal income tax expense (benefit) at statutory rate                $  37,312    $ (49,420)
        Deferred taxes relating to change in tax status                               -       10,391
        Current taxes relating to pre-charge income                                   -       47,511
        Benefit of graduated rates                                                8,246      (11,750)
        Redetermination of prior year taxes                                     (36,984)           -
        Other non-deductible and non-includable items                               (70)       1,197
        State taxes, net of federal benefit                                      (3,750)           -
                                                                              ---------    ---------
                Total                                                         $   4,754    $  (2,071)
                                                                              =========    =========

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

                                                                                 2003        2002
                                                                              ---------    ---------
        Current deferred tax assets (liability):
                Accounts receivable                                           $(139,710)   $ (52,454)
                Accrued liabilities                                               3,330       39,027
                Accounts payable                                                112,623       14,322
                Unrealized gains                                                   (771)           -
                                                                              ---------    ---------
                        Net current deferred tax asset (liability)            $ (24,528)   $     895
                                                                              =========    =========

        Long-term deferred tax assets (liability):
                Depreciation differences                                      $ (13,478)   $ (22,424)
                Deferred income-stock compensation                               51,511       48,035
                                                                              ---------    ---------
                        Net long-term deferred tax asset (liability)          $  38,033    $  25,611
                                                                              =========    =========

Realization of the deferred tax assets depends on the Company's ability to generate sufficient future taxable income. Management believes that the Company will generate such future earnings and, accordingly, realize the benefit of the gross deferred tax assets. Therefore, management has not provided for any valuation allowance.

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

        Prime has no disagreements with its prior or current independent auditors. In May 2003 Prime changed its independent auditors.

Item 8A. CONTROLS AND PROCEDURES

        (a) Prime's Board maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the principal financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate for its present activities. The Company knows of no fraudulent activities within the Company or any material accounting irregularities. The Company currently does not have an independent audit committee. The Company is advised that an independent audit committee is not required for Electronic Bulletin Board Listings, but will further review the advisability and feasibility of establishing such a committee in the future.

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

     (c) Should the company subsequently seek a listing on an exchange or any established NASD listing, such as the NASDAQ small cap markets, it is aware that other accounting/auditing standards, such as the establishment of an independent audit committee, may be required.

     (d) The company is aware of the general standards and requirements of the recent Sarbanes-Oxley Act of 2002 and has implemented procedures and rules to comply, so far as applicable, such as a prohibition on company loans to management and affiliates.

                                    PART III

             Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

        Following this table is a brief biographical description for each of the management principals with a brief description of their business experience and present relationship to Prime, together with all required relevant disclosures for the past five years.

         Following the biographical information for the directors and officers is a remuneration table showing current compensation and following this table is a security ownership table showing security ownership of the principal officers and directors, as well as those holding 5% or more of the issued and outstanding stock.

NAME                      POSITION
Mr. Terry Deru*           Director, CEO/President/
                          Chairman of the Board
CURRENT TERM OF OFFICE
Appointed Director in Organizational Minutes-April 2002. Will serve as a Director until first annual meeting, not yet set. Will serve as an officer pursuant to leave of the Board of Directors.

NAME                      POSITION
Mr. Scott Deru*           Director/V.P.
CURRENT TERM OF OFFICE
Operations Appointed Director in Organizational Minutes-April 2002 Will serve as Director until first annual meeting, not yet set. Will serve as an officer pursuant to leave of the Board of Directors.

NAME                      POSITION
Mr. Andrew Limpert* Director/Treasurer/Secretary/ CFO CURRENT TERM OF OFFICE Appointed Director in Organizational Minutes-April 2002. Will serve as Director until first annual meeting, not yet set. Will serve as an officer pursuant to leave of the Board of Directors.

*Mr. Scott Deru and Mr. Terry Deru are brothers. Mr. Limpert was an owner of Prime, LLC and acted as an advisor to Prime, LLC and has become a shareholder of Prime Resource, Inc., the successor entity to Prime, LLC.

BIOGRAPHICALS

TERRY M. DERU - PRESIDENT
Age: 49

     Mr. Deru is currently a consultant and manager with Belsen Getty LLC and an officer/director in Prime as outlined above. He also served Belsen Getty as an officer/director when operating as a predecessor corporation. Belsen Getty is a Salt Lake City, Utah based financial advisory and retirement planning firm. The firm, or its predecessor, has been a licensed investment advisory firm with the

State of Utah since 1984. Mr. Deru is a Certified Financial Planner and a Registered Financial Consultant. Mr. Deru has been with Belsen Getty or its predecessor since 1985. Since affiliation with Belsen Getty, he has served as a consultant and director from 1985 to 1998 and as a consultant from 1998 to the present. He has been the manager of Belsen Getty since July 2000. Mr. Deru will continue his part-time affiliation with Belsen Getty while also acting as the part-time officer of Prime. The estimated allocation of services to each entity is setout in the following table. Mr. Deru also acted as a part-time CEO for Kinship Systems, Inc., a small public company, which is not presently active. Kinship abandoned its original marketing efforts of attempting to sell licensed accident reconstruction software in early 2002 and has subsequently acquired a resort management company as its wholly owned operating subsidiary. Mr. Deru resigned as an officer and director pursuant to this reorganization on November 14, 2002, and he is no longer affiliated with that company. The company continues under a new name of Caribbean Club Group, Inc. (CCI). Mr. Deru obtained a B.A. degree from the University of Utah in Salt Lake City, Utah, in finance in 1977 and an M.B.A. degree from that institution in 1979.

MR. SCOTT DERU - DIRECTOR, VICE-PRESIDENT OPERATIONS Age: 43

     Mr. Scott Deru has been employed full-time since 1982 as a principal officer of Fringe Benefit Analysts, LLC. Since 1998 he has been the manager and principal officer of Fringe Benefit, one of the current subsidiary operating companies of Prime. In this capacity, he has primarily been engaged in creating and selling life, health and other insurance products for business clients of Prime. In addition to his full-time services to Fringe Benefit Analysts, he worked as a director of insurance for Care of Utah, Inc., developing insurance programs, primarily for the health care industry from October 1994 to July 2000. Mr. Deru is a 1984 graduate of the University of Utah with a B.S. degree in finance from that institution. He is also a Registered Health Underwriter and a Registered Employee Benefit Consultant. He presently is also a licensed insurance consultant and agent within the state of Utah, and by reciprocity in other western states.

MR. ANDREW W. LIMPERT - CHIEF FINANCIAL OFFICER Age: 34

        Mr. Limpert has been a financial and retirement planner associated with the Salt Lake based firm of Belsen Getty, LLC since 1998. He is licensed as a Registered Investment Advisor Representative, but he is not a Certified Financial Planner. As a licensed Investment Advisor, Mr. Limpert has completed licensing requirements and testing prescribed by the State of Utah. Mr. Limpert plans to continue his full-time employment with Belsen Getty. He will also serve as a director, treasurer, CFO and secretary for Prime. Prior to the foregoing positions, he worked with Prosource Software of Park City, Utah as a software sales agent from 1993 to 1998. Mr. Limpert is assisting Prime on a limited as needed basis. In 1998 Mr. Limpert served briefly as an interim outside director in a small public company, then known as Mt. Olympus Resources, Inc. Mr. Limpert resigned as part of a reorganization of Olympus in November 1998. Mr. Limpert was also affiliated, on a part-time as-needed basis, with a small presently inactive company known as Kinship Systems, Inc. as a director and its treasurer/secretary and CFO/accounting officer. Due to Kinship's change of control he is no longer affiliated with that firm. Mr. Limpert was appointed to these positions in February 2000 as part of the initial organization. As noted above, Kinship acquired a new operating subsidiary and Mr. Limpert resigned as an officer and director effective November 14, 2002. He has no continuing affiliation with Kinship/CCI. Mr. Limpert also acts as a business and financial consultant to various small public and private companies. Mr. Limpert holds a B.S. degree in finance from the University of Utah in Salt Lake City, Utah in 1995 and an M.B.A. from Westminster College of Salt Lake City, Utah in 1998.

ESTIMATED ALLOCATION OF TIME AND SERVICES

        The following table attempts to set-out the present estimated allocation of time to be devoted by the foregoing officers for Prime and each of the Prime related entities:


NAME               PRIME     BELSEN GETTY     FRINGE BENEFIT   PRIME (1) RETIREMENT    PRINCIPAL OFFICER OF:
Mr. Terry Deru      20%        80%               0%                 0%                  Belsen Getty
                                                                                      Prime Retirement
Mr. Scott Deru      20%        0%               80%                 0%                  Fringe Benefit
Mr. Andrew Limpert  40%       60%                0%                 0%                    N/A

(1)On an incidental basis, Mr. Deru is engaged in informal research on the intended services and software for this entity on his own time.

Remuneration of Directors & Officers

Directors

        No director will be provided remuneration for service in that capacity, but may be paid a stipend for attending meetings as future revenues may permit. It is anticipated Directors will receive $500 per Board Meeting.

Officers

        As previously noted, each officer in the corporation is paid directly by Prime regardless of where his services may be allocated among the various subsidiaries. Accordingly, the following table sets forth all compensation received by any officer in connection with these services to Prime, including any and all of the subsidiaries:

Item 10.  EXECUTIVE COMPENSATION

                                                                                                 Securities
                                                             Other Annual     Restricted         Underlying                 Other(3)
Name and Principal Position    Year   Salary(1)   Bonus(2)  Compensation (4)  Stock Awards(s)    Operations    LTIP Payouts (Loans)
Mr. Terry Deru, President      2003   $192,000      -       $48,000                    -             -             -
                               2002   $201,193      -       $38,248                    -             -             -          0
                               2001   $262,000    $65,000       -                      -             -             -
                               2000   $208,341      -           -                      -             -             -

Mr. Scott Deru, Secretary      2003   $192,000      -       $48,000                    -             -             -
                               2002   $201,611      -       $38,247                    -             -             -          0
                               2001   $240,000    $65,000       -                      -             -             -
                               2000   $212,000      -           -                      -             -             -

Mr. Andrew Limpert, Treasurer  2003   $210,000      -           -                      -             -             -
                               2002   $165,000      -           -                      -             -             -          0
                               2001   $118,000      -           -                      -             -             -
                               2000   $ 60,479      -           -                      -             -             -

     To date, directors have not been paid any compensation for attendance at Board of Directors meetings. It is anticipated that as soon as revenues would justify such expenditure, Directors will be paid a per diem payment of $500 for attending each Board of Directors meetings.

     (1) Historically, the principals of Prime Resource LLC have taken draws equal to a salary compensation of $240,000 per year in the case of Mr. Scott Deru, and $240,000 for Mr. Terry Deru. Mr. Terry Deru received a salary of $262,000 in 2001, and received $201,193 in 2002. He received a salary of $192,000 in 2003. Mr. Scott Deru received a salary of $262,000 in 2001, and received $201,611 in 2002. He received a salary of $192,000 in 2003. Mr. Limpert was paid compensation of $118,000 in 2001, $165,000 in 2002 and was paid $210,000 in 2003. The officers have decided under the new corporate structure of Prime Resource to fix their salaries at these levels as evidenced by an employment contract, earlier discussed under "Remuneration of Officers and Directors". The most essential term of such contract is that the company may terminate the employment agreement, without cause, at anytime upon notice. If
Prime is successful in completing this offering, the company may consider executive stock options or other incentive plans.

     (2) In addition to the foregoing salaries, Mr. Scott Deru and Mr. Terry Deru received a cash bonus distribution of $65,000 each in 2001.

     (3) In 2001 Mr. Terry Deru and Mr. Scott Deru each borrowed $70,000 from Prime due March 30, 2004 at 4.86% APR, which have been paid. Mr. Limpert has also borrowed $69,658.28 from Prime payable on demand at 4.86% APR. As of December 31, 2003, this note was paid. There are presently no loans and will be none in the future under current corporate policies.

     (4) Prime licenses certain intellectual property from two separate partnerships controlled by Terry Deru and Scott Deru who are officers and directors of the company. These partnerships are paid royalties based on the usage of said property on a monthly basis.

     Prime presently does not have any stock option or other warrant or stock option plan, but would deem it may adopt such a plan subsequent and in the event of the successful completion of this offering.

        Each of the three principal officers serves Prime pursuant to a written employment agreement which is essentially identical in terms for each officer, except for the compensation provisions outlined above. The essential terms of the employment agreements provide as follows:

     (1)  Each employment contract runs for three years from April 5, 2002;

     (2) There are no currently adopted benefits or stock rights, except 18 days of paid leave per year for each officer;

     (3) Prime may terminate the employment with or without cause. If termination is without cause, the employee is to receive a severance equal to three months pay. Otherwise, the employee is paid through the month the notice of termination is given. The employee has no right to terminate the agreement without cause.

     (4) The employment contract has standard provisions protecting proprietary rights and property of the company from being used by the employee or appropriated;

     (5) The employment agreement provides for the exclusive full-time service by each officer to Prime or one or more of its subsidiaries.

        Each shareholder or other interested person may view a copy of the employment agreements attached to the earlier SB-2 Registration Statement by viewing this registration statement online at the SEC filing site
(www.sec.gov/edgar), or by requesting a copy from Prime.

               Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT


SHARES OWNED BY MANAGEMENT AND CERTAIN SECURITY HOLDERS

        The following tables set forth the ownership, as of the date of this prospectus, of our common stock by each person known by us to be the beneficial owner of 5% or more of our outstanding common stock; by each of our directors; and by all executive officers and our directors as a group. To the best of our knowledge, all persons named below have sole voting and investment power with respect to such shares.

Title of Class   Name and Address of Owner     Current Shares Owned    Current Percentage of Outstanding
                                                                                 (Rounded)
Common Stock     Terry Deru                        974,000                      33%
                 99 Cove Lane
                 Layton, Utah 84040


Common Stock     Scott Deru                        999,500                      34%
                 6855 N. Frontier Drive
                 Mountain Green, Utah 84050

Common Stock     Andrew Limpert                    717,900                      24%
                 8395 S. Parkhurst Circle
                 Sandy, Utah 84094


Common Stock     Officers and Directors as        2,691,400                     91%
                 a Group


     There are currently no arrangements which would result in a change in our control. Prime has no warrants, options or other stock rights presently authorized.

     Changes in Control. There are currently no arrangements which would result in a change in our control.

            Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     o To date none of the management has had any independent determination of the reasonableness or amounts of compensation or benefits, such as shares issued to management or salaries, and it is not likely there will be any independent review of such matters in the future as the management, the Board and the principal shareholders are substantially the same persons.

     o The Company has historically made and received loans and advances from owners and employees without independent Board review. These historical loans are generally described in the preceding section and are now paid. Under the provisions of the recent Sarbanes-Oxley Act, Prime has discontinued, as a public company, any further loans or advances to officers, directors or employees.

     o Each of the principal officers of Prime have received shares and interest in Prime based primarily upon the contribution of their prior intangible business interest in Prime LLC and other intangible assets which are not capable of exact evaluation. As a result, each of the present principal owners of Prime may be deemed to hold shares and interest in the company which were not determined through any arm's length transaction or independent determination of value.

     o Messrs. Terry Deru, Scott Deru and Andrew Limpert would be considered founders and promoters of the current Prime Resource, Inc. As such, Scott Deru contributed his interest in the prior Prime LLC for his approximate 36% stock interest in Prime; Terry Deru has contributed his interest in Prime LLC for an approximate 36% stock interest; and Mr. Limpert has contributed his interest in Prime LLC for an approximate 27% stock interest in Prime. None of these transfers by the promoters can be considered independent or arms-length transactions.

        o The company is not aware of any further transactions which would require disclosure under this section by the company and any affiliated party.

                                     Part IV

                Item 13.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

        In a board meeting on May 8, 2003, the Board of Directors decided to change the principal and independent auditors for the company from the initial firm of Carver Hovey & Company to Child, Sullivan & Co. of 1284 West Flint Meadow Drive, Suite D, Kaysville, Utah 84037. This change was affected by board resolution, but has not yet been voted upon by shareholders pending the next annual meeting.

     For the calendar year 2003, the prior accounting firm of Carver Hovey charged the company a total of $38,540 for independent accounting and auditing fees. For the calendar year 2003, the newly appointed auditors have charged the firm a total of $8,980 for independent auditing and accounting services. It is anticipated that most of the billing for this December 31, 2003 audited financials will be charged by the new auditors in calendar year 2004. As noted above, the company has no material disagreements with its auditing firm as to the financial statements contained in this annual report.

                   Item 14. EXHIBITS AND REPORTS ON FORM 8-K

        Under the following exhibit index are all of the relevant exhibits and reports required to be filed or referenced by the 10-KSB.

        There was no 8-K Report filed in calendar year 2003.

(a) Exhibit Index:

     3.1 Articles of Incorporation of Registrant. Earlier filed and incorporated as part of SB-2 Registration Statement.

     3.2 By-Laws of Registrant. Earlier filed and incorporated as part of SB-2 Registration Statement.

     23.0 Consents.

     31.0 Certification - Certifying Officers

     32.0 Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                          REGISTRANT:

                                          PRIME RESOURCE, INC.

Date:   March 31, 2004            By:  /s/ Terry M. Deru
                                          Mr. Terry M. Deru,
                                          President, Chief Executive Officer

Dated:  March 31, 2004            By:  /s/ Andrew Limpert
                                       Andrew Limpert
                                       Chief Fiancial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date:   March 31, 2004            By:  /s/ Terry M. Deru
                                          Mr. Terry M. Deru
                                          Chairmant

Date:  March 31, 2004             By: /s/ Scott Deru
                                         Scott Deru
                                         Director

Date:   March 31, 2004            By:  /s/ Andrew W. Limpert
                                          Mr. Andrew W. Limpert
                                          Director

                                                                      Exhibit 23

Child, Sullivan & Company
A Professional Corporation of CERTIFIED PUBLIC ACCOUNTANTS
1284 W. Flint Meadow Dr., Suite D, Kaysville, UT 84037
PHONE: (801) 927-1337  FAX: (801) 927-1344




CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the inclusion in this annual report on Form 10-KSB (File No. 333-88480) of our report dated March 24, 2004 on our audit of the financial statements of Prime Resource, Inc. and Subsidiaries, as of December 31, 2003 and for the year ended December 31, 2003.


/s/ Child, Sullivan & Company
Child, Sullivan & Company
Kaysville, Utah
March 31, 2004

                                                                      Exhibit 23

To the Board of Directors
Prime Resource, Inc. and Subsidiaries

We consent to the reference in the annual report on Form 10-KSB (File No. 333-88480) to our independent auditors' report dated February 7, 2003 on our audits of the financial statements of Prime Resource, Inc. and Subsidiaries, as of December 31, 2002 and 2001.

/s/ Carver, Hovey & Florek

Layton, Utah
March 31, 2004

                                                                      Exhibit 31

                  CERTIFICATION PUSUANT TO SECURITIES EXCHANGE
             ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, AND 15d-15
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Terry Deru, certify that:

     (1) I have reviewed this annual report on Form 10-KSB of Prime Resource, Inc;

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     (4) The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     (c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors an the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     (6) The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATE:   March 31, 2004


                           /s/ Terry M. Deru
                           ----------------------------------
                                      Terry M. Deru
                                 Chief Executive Officer

                                                                      Exhibit 31

                  CERTIFICATION PUSUANT TO SECURITIES EXCHANGE
             ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, AND 15d-15
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Andrew Limpert, certify that:

     (1) I have reviewed this annual report on Form 10-KSB of Prime Resource, Inc;

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     (4) The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     (c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors an the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     (6) The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATE:   March 31, 2004


                           /s/ Andrew Limpert
                           ----------------------------------
                                      Andrew Limpert
                                 Chief Financial Officer

                                                                      Exhibit 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Prime Resource, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Mr. Terry
M. Deru, President of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The report fully complies with the requirements of section 13 (a) or 15
(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




Date:   March 31, 2004                 /s/ Terry M. Deru
                                      Terry M. Deru
                                    Chief Executive Officer

                                                                      Exhibit 32


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Prime Resource, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Mr. Terry
M. Deru, President of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The report fully complies with the requirements of section 13 (a) or 15
(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




Date:   March 31, 2004                 /s/ Andrew Limpert
                                      Andrew Limpert
                                    Chief Financial Officer