Form 10QSB
period 2004-03-31
PRIME RESOURCE INC
filed 2004-05-14
CIK 1173281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED March 31, 2004

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD From                          to                    .
                               ------------------------    --------------------

                        Commission File Number 333-88480

                              PRIME RESOURCE, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

                       Utah                                 04-3648721
                       -----                                -----------
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

               Securities registered pursuant to Section 12(b) of
                                    the Act:

                                      None


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant has required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [] No



                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock: 2,934,000 shares issued and outstanding as of May 10, 2004, No Par Value. Authorized - 50,000,000 common voting shares.

                                      INDEX

                              Prime Resource, Inc.
                      For The Quarter Ending March 31, 2004


Part I.  Financial Information

     Item 1. Financial Statements

          Condensed Consolidated Balance Sheet - March 31, 2004 (Unaudited)

          Condensed Consolidated Statements of Operations (Unaudited) - For the three months ended March 31,2004 and for the three months ended March 31, 2003.

          Condensed Consolidated Statements of Cash Flows (Unaudited) - For the three months ended March 31, 2004, and for the three months ended March 31, 2003.

          Notes to Condensed Consolidated Financial Statements (Unaudited) - March 31, 2004.

          Item 2. Management's Discussion and Analysis o Financial Condition or Plan of Operation.

          Controls and Procedures


Part II.  Other Information


     Item 5. Other Matters

     Item 6. Exhibits and Reports on Form 8-K

Signatures

Certifications

                         Part I - Financial Information

Item 1. Financial Statements


                           PRIME RESOURCES, INC.
                (Formerly Prime Resources, LLC and Subsidiaries)
                     Consolidated Balance Sheet (Unaudited)

                                                                                       March 31,
                                                                                 ---------------------
ASSETS                                                                                   2004
                                                                                 ---------------------

Current assets:
Cash                                                                             $             499,583
Accounts receivable                                                                            370,757
Interest receivable                                                                              8,333
Write-off of notes receivable from related parties                                             308,453
Income taxes receivable                                                                          9,539
Other current assets                                                                            12,794
                                                                                 ---------------------

Total current assets                                                                         1,209,459

Leasehold improvements and equipment, net of accumulated
depreciation and amortization of $126,246                                                      139,414

Notes receivable                                                                                40,000
Deferred tax assets                                                                             37,034
Other assets                                                                                    13,104
                                                                                 ---------------------

Total assets                                                                     $           1,439,011
                                                                                 =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                                                 $              57,787
Accrued compensation, commissions and benefits                                                 317,090
Notes payable, current portion                                                                  45,657
Deferred tax liabilities                                                                        17,046
                                                                                 ---------------------

Total Current Liabilities                                                                      437,580

Notes payable, net of current portion                                                           12,222

Commitments and contingencies                                                                        -

STOCKHOLDERS' EQUITY

Common stock, no par value,  50,000,000 authorized
 shares; 2,934,000 shares issued and outstanding                                               907,427
Treasury Stock                                                                                (77,755)
Retained earnings                                                                              159,537
                                                                                 ---------------------

Total stockholders' equity                                                                     989,209
                                                                                 ---------------------

Total liabilities and stockholders' equity                                       $           1,439,011
                                                                                 =====================

                        PRIME RESOURCES, INC
                (Formerly Prime Resources, LLC and Subsidiaries)
                Consolidated Statements of Operations (Unaudited)

                                                                                     For the Three Months
                                                                                        Ended March 31,
                                                                                 2004                     2003
                                                                        ---------------------     ---------------------
Revenues

Commissions                                                             $           1,124,560     $             819,946
Investment and business advisory fees                                                 151,186                    86,385
Write-off of notes receivable from related parties                                      3,804                       260
                                                                        ---------------------     ---------------------
                                                                                    1,279,550                   906,591

Expenses

Commissions                                                                           716,616                   247,463
Compensation and benefits                                                             320,453                   278,764
General and administrative                                                            120,329                   118,102
Occupancy expense                                                                      29,318                    29,370
Depreciation expense                                                                   11,990                    11,388
Interest expense                                                                          928                     1,022
                                                                        ---------------------     ---------------------
                                                                                    1,199,634                   686,109
                                                                        ---------------------     ---------------------

Net operating income                                                                   79,916                   220,482
                                                                        ---------------------     ---------------------

Gains and losses

Unrealized gains on trading securities                                                  2,802                         -
Other gains (losses)                                                                        -                  (10,328)
                                                                        ---------------------     ---------------------

Net gains(losses)                                                                       2,802                  (10,328)
                                                                        ---------------------     ---------------------

Net income (loss) before income taxes (benefits)                                       82,718                   210,154


Income tax expense (benefit)                                                           17,332                    83,695
                                                                        ---------------------     ---------------------

NET INCOME (LOSS)                                                       $              65,386     $             126,459
                                                                        =====================     =====================


Weighted average shares outstanding                                                 2,934,000                 2,800,000

Basic and fully diluted net income (loss) per share                     $                0.02     $                0.05

                              Prime Resources, Inc.
                (Formerly Prime Resources, LLC and Subsidiaries)
           Consolidated Statements of Stockholders' Equity (Unaudited)

                                                                       Additional                     Retained
                                  Common Stock                          Paid-in       Treasury        Earnings
                                    Shares            Amount            Capital        Stock         (Deficit)        Total
                                 -------------     -------------     ------------    -----------     ------------   -----------
Balance at December 31, 2002         2,800,000     $           -     $    197,763    $         -     $    (7,700)   $   190,063

Net proceeds from common
  stock offering                       150,000                 -          709,664                               -       709,664

Treasury stock                         (16,000)                -                -       (77,755)                -      (77,755)

Net income                                   -                 -                -              -          101,851       101,851
                                 -------------     -------------     ------------    -----------     ------------   -----------

Balance at December 31, 2003         2,934,000                 -          907,427       (77,755)           94,151       923,823


Net income                                   -                 -                -              -           65,386        65,386
                                 -------------     -------------     ------------    -----------     ------------   -----------

Balance at March 31, 2004            2,934,000                 -     $    907,427    $   (77,755)    $    159,537   $   989,209
                                 =============     =============     ============    ===========     ============   ===========


             Prime Resources, Inc. and Subsidiaries
         (Formerly Prime Resources, LLC and Subsidiaries
        Consolidated Statements of Cash Flows (Unaudited)

                                                                                         March 31,
                                                                               2004                      2003
                                                                        ------------------        ------------------
Cash Flows From Operating Activities:
   Net income                                                           $           65,386        $          126,459
   Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
      Depreciation and amortization                                                 11,990                    11,388
      Write-off of notes receivable from related parties                                 -                     5,728
      Unrealized gains on trading securities                                       (2,802)                         -
      Changes in assets and liabilities:
       Accounts receivable                                                         (28,814)                 (236,992)
       Interest receivable                                                          (1,000)                        -
       Other assets                                                                 (2,794)                      335
       Deferred tax assets                                                           24,814                    3,609
       Accounts payable                                                              49,463                  (61,054)
       Accrued compensation                                                          35,533                  107,930
       Deferred tax liabilities                                                     (7,482)                        -
                                                                        ------------------        ------------------
        Net cash provided (used) by operating activities                           144,294                   (42,597)

Cash Flows From Investing Activities:
   Purchase of trading securities                                                 (27,851)                         -
   Purchases of equipment                                                         (16,437)                    (5,466)
   Proceeds from sales of trading securities                                        3,376                          -
                                                                        ------------------        ------------------

        Net cash used in investing activities                                     (40,912)                   (5,466)

Cash Flows From Financing Activities:
Payments on notes payable                                                          (3,202)                         -
                                                                        ------------------        ------------------

        Net cash used in financing activities                                      (3,202)                         -
                                                                        ------------------        ------------------

Net increase in cash and cash equivalents                                          100,180                  (48,063)
                 Cash and cash equivalents at beginning of period                  399,403                    84,735
                                                                        ------------------        ------------------
                       Cash and cash equivalents at end of period       $          499,583        $           36,672
                                                                        ==================        ==================

Supplemental Cash Flow Information:
   Cash paid for interest                                               $              928        $            1,022
   Cash paid for taxes                                                  $                -        $                -

                      PRIME RESOURCE, INC. AND SUBSIDIARIES
                 (Formerly Prime Resource, LLC and Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

(1) INTERIM FINANCIAL STATEMENT POLICIES AND DISCLOSURES

The unaudited, consolidated, condensed financial statements of Prime Resource, Inc. and subsidiaries (the Company) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally required in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.

These consolidated, condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present a fair statement of the results of operations for the interim periods presented. All of the adjustments that have been made in these consolidated, condensed financial statements are of a normal recurring nature. The Company makes estimates in the fair value of certain investments in its investment portfolio. Changes to those estimates could be material to the Company's consolidated financial statements.

It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report.

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

Plan of Operation

Prime Resource, Inc. ("Prime") is a Utah Corporation which was organized and filed of record on March 29, 2002 as a successor entity to Prime, LLC, (a limited liability company). Prime is an integrated business entity that conducts all of its actual business activities through its wholly owned subsidiaries:
Belsen Getty, LLC ("Belsen Getty") and Fringe Benefit Analysts, LLC ("FBA"). Prime Retirement Services, LLC, ("Prime Retirement") has recently been organized to assume some of the core businesses or similar services of Prime, but has not been fully organized or integrated to date. Unless otherwise specifically described in this report, the reference to Prime shall collectively mean both Prime and its three operating subsidiaries.

The principal business activity of Prime has been, and will continue to be for the foreseeable future, providing insurance and related products principally in the health, life, dental and disability areas, as well as implementing and managing various employee related programs and plans, such as 401(k) retirement accounts.

The insurance activities of Prime are primarily conducted through FBA. Belsen Getty supplies collateral services related primarily to formation and funding of pension and investment management programs, as well as retirement planning and general business and financial consulting. Belsen Getty is a licensed investment advisory firm. Prime Retirement is a start-up consulting entity, which has not commenced operations.

The sector breakdown of revenues and profits by these three entities for comparative quarters is generally summarized below:

FBA:

     1st Quarter 2004 Gross Revenues                       $ 1,132,060

     Net Profit                                            $ 194,764

     1st Quarter 2003 Gross Revenues                       $ 803,929

     Net Profit                                            $ 345,188



Belsen Getty:

     1st Quarter2004 Gross Revenues                        $ 143,686

     Net Loss                                              $ (56,808)

     1st Quarter 2003 Gross Revenues                       $ 102,402

     Net Loss                                              $ (69,386)



Prime Resource, Inc.:

     1st Quarter 2004 Gross Revenues                       $ 0

     Net Loss                                              $ (72,570)

     1st Quarter 2003 Gross Revenues                       $ 0

     Net Loss                                              $ (149,343)


Prime Retirement Services:  No operations to date.

Management intends to grow the Company primarily through the acquisition of other insurance providers into the FBA entity and developing new client relationships. Concurrently, Belsen Getty is attempting to expand its financial and business consulting and pension planning services principally by creating a more extensive investment advisory role. Prime Retirement is attempting to research various related business activities, but has not commenced operations. FBA is also currently negotiating potential marketing plans to expand its "Advantage Program" whereby it provides plan administration services along with selling insurance products. Additionally, FBA is allowing access to the Programs for competitors for a negotiated percentage of their gross revenues

The Company completed an initial public offering of its shares on June 16, 2003 in which it raised $750,000 in gross proceeds and $709,664 in net proceeds. It intends to employ the majority of these funds for acquisitions to grow its core insurance services and products as generally discussed above. A more detailed description of the anticipated use of proceeds is contained in the prospectus for the completed public offering. Any person wishing to obtain a copy of that prospectus material, including the use of proceeds outline, may obtain a copy online at the Securities and Exchange Commission ("SEC") website at www.sec.gov\edgar. Alternatively, a copy of the prospectus will be made available to any shareholder, or other interested party, upon request to the Company at its principal address at 1245 East Brickyard Road, Suite 590, Salt Lake City, UT 84106.

To date, the Company has expended approximately $150,000 of offering proceeds and has approximately $559,664 remaining, which is reported under Item 5 of this report pursuant to SEC Rule 463. It is intended that most of the offering proceeds are yet to be employed for acquiring other insurance providers in an effort to grow our business.

The Company's long term growth and potential to realize profits is substantially dependent upon the ability of management of the Company to successfully employ the proceeds of the public offering in a manner which will generate additional revenues and potential net income to Prime. No assurance or warranty of the success of Prime can be made or implied at this time.

As may be noted from the foregoing financial statements, the Company experienced a profit of $101,851 in calendar year 2003. In the first quarter of 2004, the Company realized a small after- tax net profit of $65,386 compared to $126,459 in the comparable period of 2003.

In the current quarter we had net profits of $65,386 on gross revenues of $1,279,550. We attribute this revenue growth primarily to the increased marketing of our services and products to new clients and the expanded operation of our "Advantage Program". Also, Prime has increased its client base and commissions. Profits decreased because of increased expenditures for one- time costs of computer equipment and national memberships, as well as increased ongoing employee costs for additional personnel. The Company also had a substantial increase in commission expenses. Each person reviewing this report should understand that the Company has not had historical profits and that the year ending 2003 evidences the first annual profit realized by the Company since inception. The failure of the Company to have historical profits should be considered as a potential risk factor to any person acquiring securities of the Company in that it does not have a proven or sustained profit history.

Prime, including all subsidiaries, has 18 full-time employees, 1 part-time employee and 42 affiliated insurance or other agents.

At present, the outstanding current liabilities of the Company are presently $437,580 as of March 31, 2004. The Company has accumulated retained earnings from its inception as a corporate entity to March 31, 2004 of $159,537.

Products and Markets

As generally described above, the revenue sources to Prime are primarily divided into two categories: first, the sale of a broad line of insurance products and services through FBA with a primary emphasis on group health, disability, dental and life policies; second, the related investment and planning services of Belsen Getty.

 The insurance activities of Prime are primarily offered within the eleven western United States. Prime acts as a general agent through FBA for various companies in supplying the insurance policies and services. However, four companies account, collectively, for almost all of the policies provided. These four principal suppliers of policies to Prime are Altius Insurance, (previously Pacific Health Care); United Health Care; Intermountain Health Care and Regence Blue Cross. Commissions for the placement of these products range from approximately 2- 20%.

The Company currently has, as of March 31, 2004, approximately 401 customers who are receiving ongoing insurance coverage and related services from FBA. FBA also has what it believes to be a unique program related to its insurance activities in which it acts as a plan developer and administration conduit various insurance programs such as COBRA, HIPAA and State continuation plans and other insurance related plans that require ongoing filing and consulting/management services. These services have previously been described as the "Advantage Program". FBA believes it has been successful in growing its business through supplying the advantage services at no additional cost to the insurance policy client. The Company believes it has been successful in maintaining a profit while providing these services by obtaining discounts from its administrative providers.

Belsen Getty supplies investment advisory and pension management services to various clients of Prime. Some, but not all, of these clients are referred by FBA incident to completion of insurance funded products sold to various individuals and entities which then require pension fund management. The compensation for these valuable services are derived on a fee basis. The fees range from 25 basis points to 125 basis points per year depending upon the size of the portfolio or program managed. There are no commissions paid on investment products and the assets are held by third party custodians, such as various brokerage firms. It is anticipated that the Belsen Getty portion of the business will grow concurrently with the growth of the FBA business, but for the foreseeable future will generate revenues substantially less than the FBA component of the business. As of March 31, 2004, FBA has approximately 401 customers and Belsen Getty has 576 clients.

Liquidity and Sources of Capital

As previously noted, the parent entity, Prime Resource, Inc., completed a public offering as of April 16, 2003 resulting in net proceeds to the Company of $709,664. It is believed and anticipated that these proceeds will be sufficient to implement the general growth plan of the Company, as generally described above, and which includes acquisition of other insurance brokers, as well as the recruitment and training of insurance agents with existing books of business and clients and insurance marketing. No warranty or assurance of the success of this proposed plan of operation can be made, but it is believed that there is sufficient existing capital in the Company to implement this plan from the proceeds of the offering. Prime is presently in a position where it believes that its general revenues can sustain other business operations, including salaries, rent, utilities and other overhead costs, without the employment of offering proceeds for those general operating purposes.

The Company has no present plans for any additional offering of its securities or other capital formation activities for the foreseeable future.


Further, the Company does not significantly rely on lines of credit or other bank loans for its present operations and has total outstanding debt obligations, as of March 31, 2004, of approximately $57,879, with a net worth of approximately $989,209. It is not contemplated that any significant offering proceeds will be used to develop Prime Retirement LLC.

Controls and Procedures

     (a) Prime maintains controls and procedure designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the principal financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate for its present activities. The Company knows of no fraudulent activities within the Company or any material accounting irregularities. The Company does not have an independent audit committee and does not believe it is required to have any audit committee at this time.

     (b) Changes in internal controls. The Company made no significant changes in its internal controls since completing its public offering. The Company is presently seeking a listing of its stock on the National Association of Securities Dealers ("NASD") sponsored Electronic Bulletin Board, but does not view such listing as requiring a change in its accounting or auditing practices at the present time. The Company now believes it has resolved, in principle, various concerns of the NASD and should in the near future receive a trading symbol and be cleared for trading on the Electronic Bulletin Board.

     (c) Should the Company subsequently seek a listing on an exchange or any established NASD listing, such as the NASDAQ small cap markets, it is aware that other accounting/auditing standards, such as the possible establishment of an independent audit committee, may be required.

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
      6/16/2003                               Gross Proceeds     Net Proceeds

3.   Costs of offering including                 $40,336                Same
      legal, accounting, filing fees,
      consulting and miscellaneous
      (No commissions were paid)

4.   No direct payments were made to any         $0                     $0
      officer, director or affiliated person.
      The offering was a self-underwriting
      with no commissions.

                  Of the net proceeds, the following principal
                     expenditures have been made during this
                                    Quarter:



(i) Software/computer upgrades                            $    14,528.82

(ii) Database work                                        $    10,000.00

(iii) Legal-NASD listing                                  $       622.50

(iv) Accounting-primarily NASD listing                    $    15,000.00

(v) Office equipment                                      $    14,033.73

(vi) Marketing                                            $     6,597.15

(vii) New Employees                                       $     6,780.93

(viii) New Marketing Coordinator                          $     3,749.10
                                                          --------------

                                                          $    71,312.23
                                                          ==============

            Prior Offering Proceeds Expenditures          $    78,688.00
            (Previously Reported)

            Remaining Net Proceeds                        $   559,664.00

     (2) Auditors. Child Sullivan & Co of Kaysville, Utah will continue, subject to Board discretion, as the Company's new independent auditors. The auditors were appointed in August, 2003. The Company has no differences of opinion with its prior or current auditors.

     (3) Trading. The Company presently does not have any active trading market and, as of the date of this report, is engaged in attempting to complete, through a Salt Lake City brokerage firm, a filing for NASD listing on the Electronic Bulletin Board. The Electronic Bulletin Board is essentially an informal trading mechanism managed by the National Association of Securities Dealers, but does not constitute a regular NASDAQ exchange or listing; but is, essentially, an electronic intra-dealer quotation system for small public companies not meeting the requirements for regular NASDAQ listing. The Company has just recently reached an agreement in principle with the NASD, which will allow it to obtain a symbol and be in a position to commence trading on the Electronic Bulletin Board. No assurance or warranty can be given that a viable trading market will develop.

     (4) Annual Meeting. The Company is planning on holding an annual meeting of shareholders on June 5, 2004. Along with this report, you will receive separate proxy materials and information related to that meeting.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          31.1 Certification under Section 302 of the Sarbanes Oxley Act of 2002

          32.1 Certification under Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. SECTION 1350)

     (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the reporting period.

     (c)  Other Exhibits-None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 13, 2004                  By:  /s/ Terry M. Deru
                                    ----------------------------------
                                    Mr. Terry M. Deru President,
                                    Director


Date: May 13, 2004                  By: /s/ Andrew W. Limpert
                                    ----------------------------------
                                    Mr. Andrew W. Limpert
                                    Director, Treasurer/CFO

                                                                    Exhibit 31.1


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

DATE: May 13, 2004

                                /s/ Terry M. Deru
                                ----------------------------------
                                Mr. Terry M. Deru President

                                                                    Exhibit 32.1

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

DATE: May 13, 2004
                                  /s/ Andrew W. Limpert
                                  ----------------------------------
                                  Mr. Andrew W. Limpert Chief
                                  Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Prime Resource, Inc. (the "Company") on Form 10- QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Mr. Terry Deru, President and Chief Executive Officer and and Mr. Andrew Limpert, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the bet of our knowledge and belief:

         (1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




Date: May 13, 2004
                                            /s/ Terry M. Deru
                                            ----------------------------------
                                            Mr. Terry M. Deru President,
                                            Director



Date: May 13, 2004
                                            /s/ Andrew W. Limpert
                                            ----------------------------------
                                            Mr. Andrew W. Limpert CFO, Director


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