Form 10QSB
period 2004-06-30
PRIME RESOURCE INC
filed 2004-08-16
CIK 1173281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 2004
                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD From                   to                       .
                               -----------------    ----------------------

                        Commission File Number 333-88480
                                               ---------

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

                                      None


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant has required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No
                                  ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock: 2,934,000 shares issued and outstanding as of August 1, 2004, No Par Value. Authorized - 50,000,000 common voting shares.

                                      INDEX

                              Prime Resource, Inc.
                      For The Quarter Ending June 30, 2004


Part I.  Financial Information

     Item 1. Financial Statements

               Consolidated Balance Sheet - June 30, 2004 (Unaudited).

               Consolidated Statements of Operations (Unaudited) - For the three months ended June 30, 2004 and June 30, 2003; and for the six months ended June 30, 2004 and June 30, 2003.

               Consolidated Statements of Shareholders' Equity as of June 30, 2004 (Unaudited) and December 31, 2003.

               Consolidated Statements of Cash Flows (Unaudited) - For the six months ended June 30, 2004, and for the six months ended June 30, 2003.

               Notes to Financial Statements (Unaudited) - June 30, 2004.

     Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation.

               Controls and Procedures


Part II.  Other Information


     Item 5. Other Matters

     Item 6. Exhibits and Reports on Form 8-K

Signatures

Certifications

                         Part I - Financial Information

Item 1. Financial Statements


                     Prime Resources, Inc. and Subsidiaries
                     Consolidated Balance Sheet (Unaudited)

                                                                                   June 30,
ASSETS                                                                               2004
                                                                           -------------------------
Current assets:
   Cash                                                                     $                612,659
   Accounts receivable                                                                       392,772
   Proceeds from common                                                                        9,333
   Trading securities                                                                        308,576
   Other current assets                                                                        1,000
                                                                           -------------------------
Total current assets                                                                       1,324,340
                                                                           -------------------------

Leasehold improvements and equipment, net of accumulated
   depreciation and amortization of $126,246                                                 131,145

Notes receivable                                                                              40,000
Deferred tax assets                                                                           37,034
Other assets                                                                                  13,104
                                                                           -------------------------

Total assets                                                                $              1,545,623
                                                                           =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                         $                 33,601
   Accrued compensation, commissions and benefits                                            334,637
   Notes payable, current portion                                                             44,523
   Income taxes payable                                                                        9,155
   Deferred tax liabilities                                                                   30,881
                                                                           -------------------------
Total Current Liabilities                                                                    452,797

   Notes payable, net of current portion                                                      11,039

Commitments and contingencies                                                                     -

STOCKHOLDERS' EQUITY
   Common stock, no par value,  50,000,000 authorized
    shares; 2,934,000 shares issued and outstanding                                          907,427
   Treasury Stock                                                                            (77,755)
   Retained earnings                                                                         252,115
                                                                           -------------------------
Total stockholders' equity                                                                 1,081,787
                                                                           -------------------------

             Total liabilities and stockholders' equity                     $              1,545,623
                                                                           =========================


                                            See accompanying footnotes

                     Prime Resources, Inc. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)


                                                               Six Months Ended June 30,        Three Months Ended June 30,
                                                               2004             2003               2004           2003
                                                           ------------     -------------     ------------    ------------
Revenues
   Commissions                                             $  2,345,234      $ 1,647,232       $ 1,220,674    $    827,286
   Investment and business advisory fees                        324,935          159,199           173,750          72,814
   Proceeds from common                                           7,737            1,068             3,933             808
                                                           ------------     -------------     ------------    ------------
                                                              2,677,906         1,807,499        1,398,357         900,908

Expenses
   Commissions                                                1,510,789           690,474           794,173        443,011
   Compensation and benefits                                    633,667           571,012           313,214        292,248
   General and administrative                                   212,314           265,528            91,984        147,426
   Occupancy expense                                             56,285            57,859            26,967         28,489
   Depreciation expense                                          23,943            23,717            11,953         12,329
   Interest expense                                               1,758             2,327               830          1,305
                                                           ------------     -------------     -------------    -----------
                                                              2,438,756         1,610,917         1,239,121        924,808
                                                           ------------     -------------     -------------    -----------
   Net operating income                                         239,150           196,582           159,236        (23,900)
                                                           ------------     -------------     -------------    -----------

Gains and losses
   Unrealized gains on trading securities                           862                -             (1,940)            -
   Other gains (losses)                                              -            (15,024)               -          (4,696)
                                                           ------------     -------------     -------------    -----------
     Net gains(losses)                                              862           (15,024)           (1,940)        (4,696)
                                                           ------------     -------------     -------------    -----------

Net income (loss) before income taxes (benefits)                240,012           181,558           157,296        (28,596)

Income tax expense (benefit)                                     82,048           102,652             64,716        18,957
                                                           ------------     -------------     --------------    ----------


NET INCOME (LOSS)                                          $    157,964     $      78,906     $      92,580     $ (47,553)
                                                           ============     =============     =============     =========


Weighted average shares outstanding                           2,934,000        2,862,155         2,934,000        2,923,626
Basic and fully diluted net income (loss) per share        $       0.05     $       0.03      $       0.03      $     (0.02)


                                            See accompanying footnotes

                     Prime Resources, Inc. and Subsidiaries
           Consolidated Statements of Stockholders' Equity (Unaudited)

                                                              Additional                Retained
                                         Common Stock          Paid-in      Treasury    Earnings
                                      Shares       Amount      Capital       Stock      (Deficit)       Total
                                   -----------    --------   ----------    ---------   ----------   ------------
Balance at December 31, 2002         2,800,000    $      -   $  197,763    $       -   $   (7,700)  $    190,063
Proceeds from common
   stock offering                      150,000           -      709,664                         -        709,664
Treasury stock                         (16,000)          -            -      (77,755)           -        (77,755)
Net income                                   -           -            -            -      101,851        101,851
                                   -----------    --------   ----------    ---------   ----------   ------------

Balance at December 31, 2003         2,934,000           -      907,427      (77,755)      94,151        923,823
Net income                                   -           -            -            -      157,964        157,964
                                   -----------    --------   ----------    ---------   ----------   ------------

Balance at June 30, 2004             2,934,000    $      -   $  907,427    $ (77,755)  $  252,115   $  1,081,787
                                   ===========    ========   ==========    =========   ==========   ============




                           See accompanying footnotes

                     Prime Resources, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)

                                                                  Six Months Ended June 30,
                                                                     2004          2003
                                                                 -------------  -------------
Cash Flows From Operating Activities:
   Net income                                                     $    157,964  $      78,906
      Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
        Proceeds from common                                            23,943         23,717
        Write-off of notes receivable from related parties                   -          5,768
        Change in deferred taxes                                        31,880         51,644
        Unrealized gains on trading securities                            (862)             -
        Changes in assets and liabilities:
          Accounts receivable                                          (50,829)      (295,494)
          Interest receivable                                           (2,000)             -
          Income tax receivable                                         33,354              -
          Other assets                                                   9,000        (22,399)
          Accounts payable                                              25,277        (54,819)
          Income tax payable                                           (15,373)             -
          Accrued expenses                                              53,080        105,229
                                                                 -------------  -------------

        Net cash provided (used) by operating activities               265,434       (107,448)

Cash Flows From Investing Activities:
     Purchase of trading securities                                    (29,914)             -
     Purchases of equipment                                            (20,121)        (5,466)
     Proceeds from sales of trading securities                           3,376              -
                                                                 -------------  -------------

           Net cash used in investing activities                       (46,659)        (5,466)

Cash Flows From Financing Activities:
     Payments on notes payable                                          (5,519)             -
                                                                 -------------  -------------

        Net cash used in financing activities                           (5,519)             -
                                                                 -------------  -------------

Net increase in cash and cash equivalents                              213,256       (112,914)
Cash and cash equivalents at beginning of period                       399,403         84,735
                                                                 -------------  -------------
Cash and cash equivalents at end of period                       $     612,659  $     (28,179)
                                                                 =============  =============

Supplemental Cash Flow Information:
     Cash paid for interest                                      $          92  $       1,022
     Cash paid for taxes                                         $      58,100  $           -





                           See accompanying footnotes

                     Prime Resources, Inc. and Subsidiaries
                    Notes to Financial Statements (unaudited)
                             June 30, 2004 and 2003

1.   Presentation

The financial statements as of June 30, 2004 and 2003 and for the three and six months ended June 30, 2004 and 2003, were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist primarily of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an annual reports on Form 10-KSB which included audited financial statements for the two years ended December 31, 2003. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10- KSB filing.

2.   Net income per common share

Net income per common share is computed based on the weighted-average number of common shares and, as appropriate, dilutive common stock equivalents outstanding during the period. Stock options and warrants are considered to be common stock equivalents.

Basic net loss per common share is the amount of net loss for the period available to each share of common stock outstanding during the reporting period. Diluted net loss per common share is the amount of net loss for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

No changes in the computation of diluted earnings per share amounts are presented since warrants granted would have been anti-dilutive due to the Company's net reported loss. Such warrants could potentially dilute basic EPS in the future.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation


Forward-Looking Information

Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect," "anticipate," "intend," and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results from experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the company, increasing competition, fluctuations in prices and demand, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.


Plan of Operation

Prime Resource, Inc. ("Prime") is a Utah Corporation which was organized and filed of record on March 29, 2002 as a successor entity to Prime, LLC, (a limited liability company). Prime is an integrated business entity that conducts all of its actual business activities through its wholly owned subsidiaries:
Belsen Getty, LLC ("Belsen Getty"), and Fringe Benefit Analysts, LLC ("FBA"). Prime Retirement Services, LLC, ("Prime Retirement") has recently been organized to potentially assume some of the core businesses or similar services of Prime, but is not operational or integrated to date. Unless otherwise specifically described in this report, the reference to Prime shall collectively mean both Prime and its two operating subsidiaries.

The principal business activity of Prime has been, and will continue to be for the foreseeable future, providing insurance and related insurance products principally in the health, life, dental and disability areas, as well as implementing and managing various employee related benefit programs and plans, such as 401(k) retirement accounts.

 The insurance activities of Prime are primarily conducted through FBA. Belsen Getty supplies collateral services related primarily to formation and funding of pension and investment management programs, as well as retirement planning and general business and financial consulting. Belsen Getty is a licensed investment advisory firm. Prime Retirement is a potential start-up consulting entity, which has not commenced operations.

The sector breakdown of revenues and profits by the two operating entities for comparative quarters is generally summarized below:



FBA Analysts:

     2nd Quarter 2004 Gross Revenues                       $ 1,220,674

     Net Profits                                           $    203,253

     2nd Quarter 2003 Gross Revenues                       $    788,820

     Net Profits                                           $    169,498



Belsen Getty:

     2nd  Quarter2004 Gross Revenues                       $   177,683

     Net Profits                                           $      (733)

     2nd  Quarter 2003 Gross Revenues                      $   112,088

     Net Profits                                           $   (87,020)

Management intends to attempt to grow the company primarily through the acquisition of other insurance providers into the FBA entity and developing new client relationships. Concurrently, Belsen Getty is attempting to expand its financial and business consulting and pension planning services principally by creating a more extensive investment advisory role. Prime Retirement is attempting to research various related business activities, but has not commenced operations. FBA is also currently negotiating potential marketing plans to expand its "Advantage Program" whereby it provides plan administration services along with selling insurance products. Additionally, FBA is allowing access to the Advantage Program for competitors for a negotiated percentage of their gross revenues.

The company completed an initial public offering of its shares on June 16, 2003, in which it raised $750,000 in gross proceeds and $709,664 in net proceeds. It intends to employ the majority of these funds for acquisitions to grow its core insurance services and products as generally discussed above. A more detailed description of the anticipated use of proceeds is contained in the prospectus for the completed public offering. Any person wishing to obtain a copy of that prospectus material, including the use of proceeds outline, may obtain a copy online at the Securities and Exchange Commission ("SEC") public website at www.sec.gov\edgar. Alternatively, a copy of the prospectus will be made available to any shareholder, or other interested party, upon request to the company at its principal address at 1245 East Brickyard Road, Suite 590, Salt Lake City, UT 84106.

To date, the company has expended approximately $192,480 of offering proceeds and has approximately $517,184 remaining, which is reported under Item 5 of this report pursuant to

SEC Rule 463. Most of the offering proceeds are yet to be employed for acquiring other insurance providers in an effort to grow our business.

The company's long term growth and potential to realize profits is substantially dependent upon the ability of management of the company to successfully employ the proceeds of the public offering in a manner which will generate additional revenues and potential net income to Prime. No assurance or warranty of the success of Prime can be made or implied at this time.

As may be noted, the company experienced an after tax net profit of $101,851 in calendar year 2003. For the first six months of 2004, the company realized an after tax net profit of $157,964 compared to $78,906 in the comparable period of 2003.

In the current quarter ended June 30, 2004, we had net profits of $92,580 on gross revenues of $1,398,357. The comparable revenues for the second quarter of 2003 were $900,908. We attribute this revenue growth primarily to the increased marketing of our services and products to new clients and the expanded operation of our "Advantage Program". Also, Prime has increased its client base and commissions. Profit increases were limited because Prime also had a substantial increase in commission expenses and employee costs. Each person reviewing this report should understand that the company has not had historical profits and that the year ending 2003 evidenced the first annual profit realized by the company since inception. The failure of the company to have historical profits should be considered as a potential risk factor to any person acquiring securities of the company in that it does not have a proven or sustained profit history.

Prime, including all subsidiaries, has 20 full-time employees, 1 part-time employee and 44 affiliated insurance or other agents.

As of June 30, 2004, the outstanding current liabilities of the company were $452,797, which is a slight increase of $15,217 over the first quarter of 2003. Current liabilities increased slightly due to greater agent commissions. The company has accumulated retained earnings from its inception as a corporate entity to June 30, 2004, of $252,115.

Products and Markets

As generally described above, the revenue sources to Prime are primarily divided into two categories - The first being the sale of a broad line of insurance products and services through FBA with a primary emphasis on group health, disability, dental and life policies - The second being the related investment and planning services of Belsen Getty.

The insurance activities of Prime are primarily offered within the eleven western United States. Prime acts as a general agent through FBA for various companies in supplying the insurance policies and services. However, four companies account, collectively, for almost all of the policies provided by Prime. These four principal suppliers of policies to Prime are Altius Insurance, (previously Pacific Health Care); United Health Care; Intermountain Health Care and

Regence Blue Cross.   Commissions for the placement of these products range from approximately 2-20%.

The company currently has, as of June 30, 2004, approximately 642 customers who are receiving ongoing insurance coverage and related services from FBA. FBA also has what it believes to be a unique program related to its insurance activities in which it acts as a plan developer and facilitator for various insurance programs such as COBRA, HIPAA and State continuation plans and other insurance related plans that require ongoing filing and consulting/management services. These services have previously been described as the "Advantage Program". FBA believes it has been successful in growing its business through supplying the advantage services at no additional cost to the insurance client. The company also believes it has been successful in maintaining a profit, while providing these services without additional cost to the client, by obtaining discounts from service providers who provide these ongoing management services.

Belsen Getty supplies investment advisory and pension management services to various clients of Prime. Some, but not all, of these clients are referred by FBA incident to completion of insurance funded products sold to various individuals and entities which then require pension fund management. The compensation for these valuable services are derived on a fee basis. The fees range from 25 basis points to 125 basis points per year depending upon the size of the portfolio or program managed. There are no commissions paid on investment products and the assets are held by third party custodians, such as various brokerage firms. It is anticipated that the Belsen Getty portion of the business will grow concurrently with the growth of the FBA business, but for the foreseeable future will generate revenues substantially less than the FBA component of the business. As of June 30, 2004, FBA has approximately 642 customers and Belsen Getty has 459 clients. The definition of clients utilized in this report and in the future has been changed from # of specific accounts to # of actual clients that may have multiple accounts. Management feels that the new definition of Client more accurately measures the organic growth of the Belsen Getty division than simply tracking accounts.


Liquidity and Sources of Capital

As previously noted, the parent entity, Prime Resource, Inc., completed a public offering as of April 16, 2003 resulting in net proceeds to the company of $709,664. It is believed and anticipated that these proceeds will be sufficient to implement the general growth plan of the company, as generally described above, and which includes acquisition of other insurance brokers, as well as the recruitment and training of insurance agents with existing books of business, clients, and established insurance markets. No warranty or assurance of the success of this proposed plan of operation can be made, but it is believed that there is sufficient existing capital in the company to implement this plan from the proceeds of the offering. Prime is presently in a position where it believes that its general revenues can sustain other business operations, including salaries, rent, utilities and other overhead costs, without the employment of offering proceeds for those general operating purposes.
The company has no present plans for any additional offering of its securities or other capital formation activities for the foreseeable future.

Further, the company does not significantly rely on lines of credit or other bank loans for its present operations and has total outstanding debt obligations, as of June 30, 2004, of approximately $55,562, while maintaining a net worth of approximately $1,081,787. It is not contemplated that any significant offering proceeds will be used to develop Prime Retirement, LLC.


Controls and Procedures

         (a) Prime maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms prescribed by the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the principal financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate for its present activities. The Company knows of no fraudulent activities within the Company or any material accounting irregularities. The Company does not have an independent audit committee and does not believe it is required to have any audit committee at this time.

         (b) Changes in internal controls. The Company made no significant changes in its internal controls since completing its public offering. The company has recently obtained a listing of its stock on the National Association of Securities Dealers ("NASD") sponsored Electronic Bulletin Board, but does not view such listing as requiring a change in its accounting or auditing practices at the present time.

         (c) The company is aware of the general standards and requirements of the recent Sarbanes-Oxley Act of 2002 and has implemented procedures and rules to comply, so far as applicable, such as a prohibition on company loans to management and affiliates. The company does not have any audit committee as it does not believe the act requires a separate committee for companies that are reporting companies, but not registered under the Securities and Exchange Act of 1934 [15(d) companies] and whose shares trade only on the Electronic Bulletin Board.

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
     6/16/2003                            Gross Proceeds           Net Proceeds

3.   Costs of offering including               $40,336                   N/A
      legal, accounting, filing fees,
      consulting and miscellaneous
      (No commissions were paid)

4.    No direct payments were made to any            0                      0
      officer, director or affiliated
      person. The offering was a self-
      underwriting with no commissions.

                  Of the net proceeds, the following principal
                     expenditures have been made during this
                                    Quarter:

(i) Software/computer upgrades                      $       0

(ii) Database work                                  $       0

(iii) Legal-NASD listing                            $       0

(iv) Working Capital                                $  25,000

(v) Office equipment                                $   1,031

(vi) Marketing                                      $   4,829

(vii) New Employees                                 $   3,807

(viii) New Marketing Coordinator                    $   7,813
                                                    ---------

                                                    $  42,480
                                                    =========

           Prior Offering Proceeds Expenditures     $ 150,000
           (Previously Reported)

           Remaining Net Proceeds                   $ 517,184

         (2) Auditors. Child and Sullivan of Kaysville, Utah will continue, subject to Board discretion, as the Company's new independent auditors. The auditors were appointed in August, 2003. The company has no differences of opinion with its prior or current auditors.

         (3) Trading. The company trades on the Electronic Bulletin Board under the symbol "PRRO". The Electronic Bulletin Board is essentially an informal trading mechanism managed by the National Association of Securities Dealers, but does not constitute a regular NASDAQ exchange or listing. It is, essentially, an electronic intra-dealer quotation system for small public companies not meeting the requirements for regular NASDAQ listing. During the last quarter the trading range of the company's stock was as follows:

                                  High         Low
         2nd Quarter, 2004        $6.00        $5.50


         (4) Annual Meeting. The company held its annual meeting on June 5, 2004 wherein the nominated directors were re-elected and the choice of independent auditors was ratified by majority shareholder vote. Next years meeting will be held at approximately the same time of the calendar year.

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



Date:   August 16, 2004                    By:  /s/ Terry M. Deru
                                                   Mr. Terry M. Deru
                                                   President, Director


Date:    August 16, 2004                   By: /s/ Andrew W. Limpert
                                                   Mr. Andrew W. Limpert
                                                   Director, Treasurer/CFO

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


         DATE:  August 16, 2004


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


         DATE: August 16, 2004


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




Date:    August 16, 2004                  /s/ Terry M. Deru
                                            Mr. Terry M. Deru
                                            President, Director



Date:    August 16_, 2004                 /s/ Andrew W. Limpert
                                            Mr. Andrew W. Limpert
                                            CFO, Director


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