Form 10QSB
period 2004-09-30
PRIME RESOURCE INC
filed 2004-11-15
CIK 1173281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2004

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

                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant has required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [] No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act). ____Yes [X] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock: 2,934,000 shares issued and outstanding as of November 1, 2004, No Par Value. Authorized - 50,000,000 common voting shares.

                                      INDEX

                              Prime Resource, Inc.
                    For The Quarter Ending September 30, 2004


Part I.  Financial Information

     Item 1. Financial Statements

               Consolidated Balance Sheets - September 30, 2004 (Unaudited) and December 31, 2003.

               Consolidated Statements of Operations (Unaudited) - For the three months ended September 30, 2004 and for the three months ended September 30, 2003; and for the comparable nine month periods ending September 30, 2004 and September 30, 2003.

               Consolidated Statements of Shareholders' Equity (Unaudited) as of September 30,2004 and December 31, 2003.

               Consolidated Statements of Cash Flows (Unaudited) - For the nine months ended September 30, 2004, and for the nine months ended September 30, 2003.

               Condensed Notes to Financial Statements (Unaudited) - September 30, 2004.

     Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation.

     Item 3. Controls and Procedures


Part II.  Other Information


     Item 5. Other Matters

     Item 6. Exhibits and Reports on Form 8-K

Signatures

Certifications

                         Part I - Financial Information

Item 1. Financial Statements

Financial statements are the following "F-1 through F-5" as follows.

                     Prime Resources, Inc. and Subsidiaries
                     Consolidated Balance Sheet (Unaudited)

                                                                                 September 30,
ASSETS                                                                               2004
                                                                           --------------------------
Current assets:
   Cash                                                                    $                  597,596
   Accounts receivable                                                                        440,198
   Accrued interest receivable                                                                 10,333
   Trading securities                                                                         384,383
   Other current assets                                                                         1,000
                                                                           --------------------------

Total current assets                                                                        1,433,510
                                                                           --------------------------

Leasehold improvements and equipment, net of accumulated
   depreciation and amortization of $137,104                                                  156,967
Notes receivable                                                                               40,000
Deferred tax assets                                                                            37,034
Other assets                                                                                   13,104
                                                                           --------------------------

Total assets                                                               $                1,680,615
                                                                           ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                        $                   44,490
   Accrued compensation, commissions and benefits                                             337,748
   Notes payable, current portion                                                              48,111
   Income taxes payable                                                                        49,273
   Deferred tax liabilities                                                                    35,387
                                                                           --------------------------

Total Current Liabilities                                                                     515,009

   Notes payable, net of current portion                                                       34,182

Commitments and contingencies                                                                       -

STOCKHOLDERS' EQUITY
   Common stock, no par value,  50,000,000 authorized
    shares; 2,934,000 shares issued and outstanding                                           907,427
   Treasury Stock                                                                             (77,755)
   Retained earnings                                                                          301,752
                                                                           --------------------------

Total stockholders' equity                                                                  1,131,424
                                                                           --------------------------

             Total liabilities and stockholders' equity                    $                1,680,615
                                                                           ==========================

                See Accompanying Notes to Financial Statements.

                     Prime Resources, Inc. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)

                                                         Nine Months Ended September 30,       Three Months Ended September 30,
                                                           2004             2003                     2004           2003
                                                         -------------     ------------        -------------   -------------
Revenues
   Commissions                                           $   3,557,284     $  2,383,759        $   1,212,050   $     736,527
   Investment and business advisory fees                       480,249          235,816              155,314          76,617
   Interest and dividends                                       11,687            6,065                3,951           4,997
                                                         -------------     ------------        -------------   -------------

                                                             4,049,220        2,625,640            1,371,315         818,141

Expenses

   Commissions                                               2,299,183        1,196,759              788,398         506,285
   Compensation and benefits                                   951,358          826,636              317,692         255,624
   General and administrative                                  305,836          399,278              101,354         133,750
   Occupancy expense                                            98,970           85,616               34,855          27,757
   Depreciation expense                                         36,711           50,311               12,768          26,594
   Interest expense                                              2,719            4,617                  961           2,290
                                                         -------------     ------------        -------------   -------------

                                                             3,694,777        2,563,217            1,256,028         952,300
                                                         -------------     ------------        -------------   -------------

   Net operating income                                        354,443           62,423              115,287        (134,159)
                                                         -------------     ------------        -------------   -------------
Gains and losses

   Unrealized gains on trading securities                        1,368                -                  505               -
   Other gains (losses)                                          3,402           27,359                3,402          42,383
                                                         -------------     ------------        -------------   -------------

     Net gains(losses)                                           4,770           27,359                3,907          42,383
                                                         -------------     ------------        -------------   -------------

Net income (loss) before income tax expense (benefit)          359,213           89,782              119,194         (91,776)

Income tax expense (benefit)                                   151,612           62,140               69,564         (40,512)
                                                         -------------     ------------        -------------   -------------

NET INCOME (LOSS)                                        $     207,601     $     27,642        $      49,630   $     (51,264)
                                                         =============     ============        =============   =============

Weighted average shares outstanding                          2,934,000        2,891,758            2,934,000       2,950,000

Basic and fully diluted net income (loss) per share      $        0.07             0.01                 0.02           (0.02)

                See Accompanying Notes to Financial Statements.
                                      F-2

                     Prime Resources, Inc. and Subsidiaries
           Consolidated Statements of Stockholders' Equity (Unaudited)

                                                                  Additional                     Retained
                                           Common Stock            Paid-in       Treasury        Earnings
                                       Shares         Amount       Capital         Stock        (Deficit)         Total
                                   ------------    ------------   ------------   ------------   -------------   ------------
Balance at December 31, 2002          2,800,000    $          -   $    197,763   $          -   $      (7,700)  $    190,063

Proceeds from common
   stock offering                       150,000               -        709,664                              -        709,664

Treasury stock                          (16,000)              -              -        (77,755)              -        (77,755)

Net income                                    -               -              -              -         101,851        101,851
                                   ------------    ------------   ------------   ------------   -------------   ------------

Balance at December 31, 2003          2,934,000               -        907,427        (77,755)         94,151        923,823

Net income                                    -               -              -              -         207,601        207,601
                                   ------------    ------------   ------------   ------------   -------------   ------------

Balance at September 30, 2004         2,934,000    $          -   $    907,427   $    (77,755)  $     301,752   $  1,131,424
                                   ============    ============   ============   ============   =============   ============

                See Accompanying Notes to Financial Statements.
                                      F-3

                     Prime Resources, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)

                                                                 Nine Months Ended September 30,
                                                                       2004             2003
                                                                 ------------     ------------
Cash Flows From Operating Activities:
   Net income                                                    $    207,601     $     27,642
      Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
        Depreciation                                                   36,711           50,311
        Write-off of notes receivable from related parties                  -            5,768
        Change in deferred taxes                                       36,386           51,644
        Unrealized gains on trading securities                         (1,368)               -
        Offering Costs                                                      -           40,336
      Changes in assets and liabilities:
          Accounts receivable                                         (98,255)        (152,156)
          Interest receivable                                          (3,000)               -
          Income tax receivable                                        33,354                -
          Other assets                                                  9,000          (25,050)
          Accounts payable                                             36,166          (47,662)
          Income tax payable                                           24,745                -
          Accrued expenses                                             56,191          (18,664)
                                                                 ------------     ------------

        Net cash provided (used) by operating activities              337,531          (67,831)

Cash Flows From Investing Activities:
     Purchase of trading securities                                  (105,215)               -
     Purchases of equipment                                           (27,889)         (17,438)
     Proceeds from sales of trading securities                          3,376                -
                                                                 ------------     ------------

           Net cash used in investing activities                     (129,728)        (17,438)

Cash Flows From Financing Activities:
     Net proceeds from issuance of common stock                             -          709,664
     Payments on notes payable                                         (9,610)          (2,931)
                                                                 ------------     ------------

        Net cash provided (used) by financing activities               (9,610)         706,733
                                                                 ------------     ------------

Net increase in cash and cash equivalents                             198,193          621,464
Cash and cash equivalents at beginning of period                      399,403           84,735
                                                                 ------------     ------------

Cash and cash equivalents at end of period                       $    597,596     $    706,199
                                                                 ============     ============

Supplemental Cash Flow Information:
     Cash paid for interest                                      $      2,719     $      2,327

     Cash paid for taxes                                         $     83,000     $          -

Non Cash Activities:
     Purchase of fixed assets with long term note payable        $     30,822     $         -


                See Accompanying Notes to Financial Statements.
                                      F-4

                     Prime Resources, Inc. and Subsidiaries
                   Notes to Financial Statements (unaudited)
                          September 30, 2004 and 2003


1.   Presentation

The financial statements as of September 30, 2004 and 2003 and for the three and nine months ended September 30, 2004 and 2003, were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist primarily of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an annual reports on Form 10-KSB which included audited financial statements for the two years ended December 31, 2003. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10KSB filing.

2.   Net income per common share

Net income (loss) per common share is computed based on the weighted-average number of common shares and, as appropriate, dilutive common stock equivalents outstanding during the period. Stock options and warrants are considered to be common stock equivalents.

Basic net income per common share is the amount of net income (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted net income (loss) per common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive common stock equivalents outstanding during the period.

No changes in the computation of diluted earnings per share amounts are presented since the Company currently has no dilutive common stock equivalents.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

Forward-Looking Information

Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Forward Looking Statements are defined within the meaning of Section 27-A of the Securities Act of 1933 and Section 21-E of the Securities Act of 1934. The terms "expect,""anticipate,""intend," and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. Forward looking statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results from experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the company, increasing competition, fluctuations in prices and demand, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Plan of Operation

Prime Resource, Inc. ("Prime") is a Utah Corporation which was organized and filed of record on March 29, 2002 as a successor entity to Prime, LLC, (a limited liability company). Prime is an integrated business entity that conducts all of its actual business activities through its wholly- owned subsidiaries:
Belsen Getty, LLC ("Belsen Getty"), and Fringe Benefit Analysts, LLC ("FBA"). Prime Retirement Services, LLC, ("Prime Retirement") has been organized to potentially assume some of the core businesses or similar services of Prime, but is not operational or integrated to date. Unless otherwise specifically described in this report, the reference to Prime shall collectively mean both Prime and its two operating subsidiaries.

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

The sector breakdown of revenues and profits by the two operating entities for comparative quarters is generally summarized below:


FBA Analysts:

     3rd Quarter 2004 Gross Revenues                        $1,210,000

     Net Profits                                            $   174,785

     3rd  Quarter 2003 Gross Revenues                       $   723,845

     Net Profits                                            $    17,168


Belsen Getty:

     3rd Quarter 2004 Gross Revenues                        $   155,879

     Net Loss                                               $   (10,276)

     3rd  Quarter 2003 Gross Revenues                       $   107,284

     Net Loss                                               $   (61,919)


Management intends to attempt to grow the company through the acquisition of other insurance providers into the FBA entity, as well as developing new client relationships. Concurrently, Belsen Getty is attempting to expand its financial and business consulting and pension planning services principally by creating a more extensive investment advisory role. FBA is also currently negotiating potential marketing plans to expand its "Advantage Program" whereby it provides plan administration services along with selling insurance products. Additionally, FBA is allowing access to the Advantage Program for competitors for a negotiated percentage of their gross revenues.

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

To date, the company has expended approximately $243,667 of the offering proceeds and has approximately $465,997 remaining, which is reported under Item 5 of this report pursuant to SEC Rule 463. Most of the offering proceeds are yet to be employed for acquiring other insurance providers in an effort to grow our business.

The company's long term growth and potential to continue to realize profits is dependent upon the ability of management of the company to successfully employ the proceeds of the public offering in a manner which will generate additional revenues and potential net income to Prime. No assurance or warranty of the ultimate success of Prime can be made or implied at this time.

As may be noted from the foregoing financial statements, the company experienced a profit of $101,851 in calendar year 2003. For the second quarter of 2004 the company realized an after tax net profit of $92,580 compared to a net loss of $(47,553) in the comparable period of 2003.

In the current quarter we had net profits of $49,630 on gross revenues of $1,371,315. The comparable revenues and net loss for the third quarter of 2003 were $818,141 and $(51,264), respectively. We attribute this revenue growth primarily to the increased marketing of our services and products to new clients and the expanded operation of our "Advantage Program". Also, Prime has increased its client base and commissions. Profit increases were limited because Prime also had a substantial increase in commission expenses and employee costs. Each person reviewing this report should understand that the company has only since 2003 had historical profits and that the year ending 2003 evidenced the first annual profit realized by the company since inception. The failure of the company to have a long history of profits should be considered as a potential risk factor to any person acquiring securities of the company in that it does not have a proven or sustained profit history.

Prime, including all subsidiaries, has twenty (20) full-time employees, two (2) part-time employees and forty-four (44) affiliated insurance or other agents.

As of September 30, 2004, the outstanding liabilities of the company were $549,191, which is an increase of $256,540 over the third quarter of 2003. Liabilities increased due mostly to greater agent commissions payable. The company has accumulated retained earnings from its inception as a corporate entity to September 30, 2004 of $301,752.

Products and Markets

As generally described above, the revenue sources to Prime are primarily divided into two categories. The first being the sale of a broad line of insurance products and services through FBA with a primary emphasis on group health, disability, dental and life policies. The second being the related investment and planning services of Belsen Getty.

 The insurance activities of Prime are primarily offered within the eleven western United States. Prime acts as a general agent through FBA for various companies in supplying the insurance policies and services. However, four companies account, collectively, for almost all of the policies provided by Prime. These four principal suppliers of policies to Prime are Altius Insurance; United Health Care; Intermountain Health Care and Regence Blue Cross. Commissions for the placement of these products range from approximately 2-20%.

The company currently has, as of September 30, 2004, approximately 637 customers who are receiving ongoing insurance coverage and related services from FBA. FBA also has what it believes to be a unique program related to its insurance activities in which it acts as a plan developer and facilitator for various insurance programs such as COBRA, HIPAA and State continuation plans and other insurance related plans that require ongoing filing and consulting/management services. These services have previously been described as the "Advantage Program". FBA believes it has been successful in growing its business through supplying the advantage services at no additional cost to the insurance client. The company also believes it has been successful in maintaining a profit, while providing these services without additional cost to the client, by obtaining discounts from service providers who provide these ongoing management services.

Belsen Getty supplies investment advisory and pension management services to various clients of Prime. Some, but not all, of these clients are referred by FBA incident to completion of insurance funded products sold to various individuals and entities which then require pension fund management. The compensation for these valuable services are derived on a fee basis. The fees range from 25 basis points to 125 basis points per year depending upon the size of the portfolio or program managed. There are no commissions paid on investment products and the assets are held by third party custodians, such as various brokerage firms. It is anticipated that the Belsen Getty portion of the business will grow concurrently but at different rates with the growth of the FBA business; and for the foreseeable future, will generate revenues substantially less than the FBA component of the business. As of September 30, 2004, FBA has approximately 637 customers and Belsen Getty has 416 clients.

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

The utilization of these offering proceeds has not occurred as rapidly as initially contemplated due primarily to a paucity of suitable acquisition candidates. Accordingly, the company has expended more proceeds in acquiring capital assets, paying for client services and marketing costs than was initially intended. No warranty or assurance of the success of this proposed plan of operation can be made, but it is believed that there will remain sufficient existing capital in the company to implement this plan from the proceeds of the offering. Prime is presently in a position where it believes that its general revenues can sustain other business operations, including salaries, rent, utilities and other overhead costs, without the employment of offering proceeds for those general operating purposes. The company has no present plans for any additional offering of its securities or other capital formation activities for the foreseeable future.

Further, the company does not significantly rely on lines of credit or other bank loans for its present operations and has total outstanding debt obligations, as of September 30, 2004, of approximately $82,293, while maintaining a net worth of approximately $1,131,424. It is not contemplated that any significant offering proceeds will be used to develop Prime Retirement LLC.

Item 3.  Controls and Procedures

     (a) Prime maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms prescribed by the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the principal financial officer of the company concluded that the company's disclosure controls and procedures were adequate for its present activities. The company knows of no fraudulent activities within the Company or any material accounting irregularities. The company does not have an independent audit committee and does not believe it is required to have any audit committee at this time.

     (b) Changes in internal controls. The company made no significant changes in its internal controls since completing its public offering. The company, as of the 1st quarter of 2004, obtained a listing of its stock on the National Association of Securities Dealers ("NASD") sponsored Electronic Bulletin Board, but does not view such listing as requiring a change in its accounting or auditing practices at the present time.

     (c) The company is aware of the general standards and requirements of the recent Sarbanes-Oxley Act of 2002 and has implemented procedures and rules to comply, so far as applicable, such as a prohibition on company loans to management and affiliates. The company does not have any audit committee as it does not believe the act requires a separate committee for companies that are reporting companies, but are not otherwise registered under the Securities and Exchange Act of 1934 [15(d) companies] and whose shares trade only on the Electronic Bulletin Board.

                           Part II - Other Information

Item 5.  Other Matters

         (1) Public Offering & Use of Proceeds. As generally noted above, Prime completed its initial public offering of 150,000 shares to 17 new shareholders as of June 16, 2003. Pursuant to SEC Rule 463, the use or employment of the proceeds are periodically disclosed as part of this report. We have elected to set-out such information in the following tabular format:


1.   Offering Effective Date
      4/16/2003

2.    Offering Closed                            Gross Proceeds    Net Proceeds
      6/16/2003                                  $750,000          $709,664


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

         Of the net proceeds, the following principal expenditures have been made during this Quarter:


       (i) Software/computer upgrades                       $4,371

       (ii) Database work & website costs                   $5,688

       (iii) Legal- primarily NASD listing                  $0

       (iv) Working Capital                                 $10,713

       (v) Office equipment                                 $3,546

       (vi) Marketing                                       $13,810

       (vii) New Employees                                  $4,833

       (viii) New Marketing Coordinator $8,226

                                                            $51,187

                   Prior Offering Proceeds Expenditures     $192,480
                   (Previously Reported)

                   Remaining Net Proceeds                   $465,997

         (2) Auditors. Child, Sullivan & Co. of Kaysville, Utah will continue, subject to Board discretion, as the Company's new independent auditors. The auditors were appointed in August 2003. The company has no differences of opinion with its prior or current auditors.

         (3) Trading. The company trades on the Electronic Bulletin Board under the symbol "PRRO". The Electronic Bulletin Board is essentially an informal trading mechanism managed by the National Association of Securities Dealers, but does not constitute a regular NASDAQ exchange or listing. It is, essentially, an electronic intra-dealer quotation system for small public companies not meeting the requirements for regular NASDAQ listing. During the third quarter of 2004 the trading range of the company's stock was as follows:

                  High              Low
                   $6.90            $5.50

         (4) Annual Meeting. The company held its annual meeting of shareholders on June, 4, 2004. Wherein the nominated directors were re-elected and the choice of independent auditors was ratified by majority shareholder vote. Next year's meeting will be held at approximately the same time of the calendar year.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         99.1 Certification under Section 302 of the Sarbanes-Oxley Act of 2002

         99.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SECTION 1350)

(b) Reports on Form 8-K

         No reports on Form 8-K were filed during the reporting period.

(C)) Other Exhibits-None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:   November 15, 2004      By: /s/ Terry M. Deru
                                       Mr. Terry M. Deru
                                       President, Director


Date:    November 15, 2004     By: /s/ Andrew W. Limpert
                                       Mr. Andrew W. Limpert
                                       Director, Treasurer/CFO

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

         DATE:    November 15, 2004


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

         DATE:    November 15, 2004


                              /s/ Andrew W. Limpert
                              ----------------------------------
                              Mr. Andrew W. Limpert
                             Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Prime Resource, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Mr. Terry Deru, President and Chief Executive Officer and Mr. Andrew Limpert, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge and belief:

         (1)      The Report fully complies with the requirements of section 13
(a) or 15 (d) of the Securities Exchange Act of 1934;

and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




Date:    November 15, 2004                /s/ Terry M. Deru
                                            Mr. Terry M. Deru
                                            President, Director



Date:    November 15, 2004                /s/ Andrew W. Limpert
                                            Mr. Andrew W. Limpert
                                            CFO, Director


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