Form 10KSB
period 2004-12-31
PRIME RESOURCE INC
filed 2005-03-31
CIK 1173281

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

MARK ONE

X    ANNUAL  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF  THE  SECURITIES
     EXCHANGE OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                                       or

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
                                 150,000 Shares

                                                  Name of each exchange on
         Title of each class                          which registered
         -------------------                          ----------------
      Common - $0.001 Par Value                                None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Check if there is no
disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of March 1, 2005, the aggregate market value of the common voting stock held by non-affiliates of the Registrant, would be approximately $1,482,250. The company has a very limited trading market on the OTCBB.

State issuer's revenues for its most recent fiscal year:    $5,242,880
As of March 1, 2005, the Registrant had outstanding 2,960,900 shares of common stock ($0.001 par value); 50,000,000 common shares authorized.

                                TABLE OF CONTENTS

PART I
                                                                      Page
ITEM 1     DESCRIPTION OF BUSINESS.....................................3

ITEM 2     DESCRIPTION OF PROPERTY....................................12

ITEM 3     LEGAL PROCEEDINGS..........................................12

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........12

PART II

ITEM 5     MARKET FOR COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS ...............................13

ITEM 6     PLAN OF OPERATION .........................................13

ITEM 7     FINANCIAL STATEMENTS.......................................16

ITEM 8     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURES....................17

IITEM 8A   CONTROLS & PROCEDURES......................................17

ITEM 8B    OTHER INFORMATION..........................................18

PART III

ITEM 9     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.............19

ITEM 10    EXECUTIVE COMPENSATION.....................................23

ITEM 11    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT.............................................24

ITEM 12    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............25

PART IV

ITEM 13    EXHIBITS...................................................26

ITEM 14    PRINCIPAL ACCOUNTANT FEES & SERVICES.......................26
           SIGNATURES.................................................27

                                     PART I

                         Item 1. DESCRIPTION OF BUSINESS

         Our discussion and analysis of the Business and subsequent discussion of Financial Conditions may contain forward-looking statements that involve risks and uncertainties. Some of the statements contained in this Report are not purely historical; but are forward-looking statements including, without limitations, statements regarding Prime Resource, Inc. ("Prime's") expectations, beliefs, estimates, intentions, anticipations and strategies about its future and future financial performance and those of its subsidiaries. Words such as, "anticipates," "expects," "intends," "plans," "believes, "seeks," "estimates," or variations of such words and similar expressions, are intended to identify such forward-looking statements, but their absence does not mean the statement is not forward-looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements as a result of various factors. Specifically, and not in limitation of these factors, Prime may alter its plans, strategies, objectives or business. This disclaimer is made in reliance upon the safe harbor provisions of the Private Securities Reform act of 1995.

GENERAL AND HISTORICAL

          Prime Resource, Inc. ("Prime"), as a corporate entity, was filed in Utah on March 29, 2002; however, essentially the same business purposes were engaged in by its predecessor entity, Prime Resource, LLC, a Utah limited liability company, as organized in 1996, but which was not active until the 1998 acquisition of its present subsidiaries: Belsen Getty, LLC ("Belsen Getty") and Fringe Benefit Analysts, LLC ("Fringe Benefit"). Mr. Scott Deru acted as the manager for Prime LLC. From 1990 to 1998, Belsen Getty and Fringe Benefit collaborated as independent corporations. In 1998 Prime LLC became the parent and coordinating entity and the two operating companies also became wholly owned limited liability companies of Prime, LLC and changed their business structure from corporations to limited liability companies owned by Prime LLC. Prime Retirement Services, LLC ("Prime Ret.") was formed on July 3, 2003 after the initial public offering by Prime, which offering became effective on June 16, 2003. Prime Ret. was formed with expectation to provide daily valuation services to qualified retirement plans and related software, but is not yet active.

         As part of the 1998 reorganization of Prime, LLC, Mr. Scott Deru and Mr. Terry Deru each contributed their 50% ownership interest in Fringe Benefit to Prime. Mr. Terry Deru and Mr. William Campbell each contributed their 50% ownership interest in Belsen Getty to Prime and Mr. Don Deru, the father of Scott and Terry Deru, contributed capital. The resulting ownership percentages in Prime, LLC. were Scott and Terry Deru at 36 1/2% each; Mr. William Campbell at 23% and Mr. Don Deru 4%. Prime, LLC was later dissolved of record in April, 2002 after transferring all assets to Prime, Inc. in anticipation of a public offering of its shares.
         Fringe Benefit was formed and licensed in November, 1984 in Utah as a general insurance agency. The company initially was formed and operated as a Utah corporation with Mr. Scott Deru as its president. It was jointly owned by Scott Deru and Terry Deru from inception. It was converted to a Limited Liability Corporation in 1988. Fringe Benefit concentrated upon developing software to analyze employee benefits and writing insurance for business related purposes, such as key man life policies, group health plans and related insurance. Mr. Scott Deru and Mr. Terry Deru remained joint owners from 1984 to 1998 when their ownership was acquired by Prime, LLC.

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

     Belsen Getty, Inc. was formed on November 9, 1990 by Mr. William Campbell and Mr. Terry Deru as a Utah successor to a Nevada corporation. Mr. Terry Deru joined the firm in the summer of 1985 and purchased a 50% interest in Belsen Getty, Inc. of Nevada from Mr. Campbell. All interest in Belsen Getty, Inc. was transferred to Belsen Getty LLC in 1998 which was then exclusively owned by Prime LLC. Mr. Terry Deru received a 36 1/2% interest in Prime and Mr. Campbell a 23% interest in Prime.

         In order to take advantage of some economies of scale and to work more cohesively in cross-selling to the respective client base of Belsen Getty, Inc. and Fringe Benefit, the foregoing reorganization occurred in 1998. Prime Resource, LLC (an LLC organized on June 27, 1996, but having no real business activity) was used as a holding company for the newly formed entities of Belsen Getty, LLC and Fringe Benefit, LLC. These subsidiary entities were formed on October 2, 1998 and became the successor firms for Belsen Getty, Inc. and Fringe Benefit, respectively, each being wholly owned by Prime Resource, LLC.

         Mr. William Campbell became associated with Prime Resource LLC in 1998 resulting from a minimal cash contribution and his fifty per cent interest in Belsen Getty. He received a 23% interest in Prime LLC.

         In January, 2002 Prime LLC purchased all of Mr. Campbell's interest in Prime for $100,000. The prior Campbell interest was assigned to Andrew Limpert on January 10, 2002 in consideration for the acknowledgment of Limpert's advisory and organizational services which were valued at $113,000. The 26 percent (26%) membership share of the Company issued to Mr. Limpert was accounted for as compensation expense and is included in "compensation and benefits" in the statement of operations for the quarter ended March 31, 2002. The value of the share of the Company issued to Mr. Limpert was based on what the Company was required to pay a former member, Mr. William Campbell, for his 23 percent share of the Company, in connection with the Company's termination and buy-out of Mr. Campbell effective January 1, 2002. Mr. Don Deru, the father of Scott and Terry Deru, held a 4% interest in Prime LLC since inception and exchanged his interest in Prime LLC for a 1.8% interest in Prime, Inc.

         In March, 2002, Prime LLC decided to incorporate in Utah in anticipation of its initial public offering and issued in April, 2002 to Mr. Limpert 750,000 shares of its common stock, (26% of the issued and outstanding) for his prior and continuing consulting services for and to Prime. The other stockholders are Mr. Terry Deru, 1,000,000 shares; Mr. Scott Deru, 1,000,000 shares; and Mr. Don Deru, 50,000 shares. Fringe Benefit and Belsen Getty continued under their existing LLC structure as wholly owned subsidiaries of Prime, Inc. with Mr. Terry Deru continuing as the manager of Belsen Getty and Mr. Scott Deru for Fringe Benefit.



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

          Mr. Terry Deru, in addition to acting for Prime as its President and Chief Executive Officer, will also continue to act as the Manager and principal operator of Belsen Getty. Mr. Scott Deru will also devote a substantial majority of his time to the business affairs of Fringe Benefit and such other time as necessary as a corporate officer of Prime. It is anticipated that Mr. Terry Deru will then assume most of the day-to-day management responsibilities for Prime. Mr. Limpert will coordinate most governmental filings and reporting duties for Prime, as well as continuing with Belsen Getty as a consultant. Mr. Terry Deru will act as the manager for Prime Ret., LLC.

         Over the past three years, Belsen Getty has contributed approximately 14 % of the present revenues to Prime and Fringe Benefit has contributed the remaining 86% of net revenue to Prime.
 As noted above, Prime, LLC was dissolved in April, 2002 upon the transfer of assets to Prime, Inc. Prime, Inc., like its predecessor, Prime LLC, is not anticipated to generate any independent sources of revenue or income. All salaries and benefits in Belsen Getty and Fringe Benefit have been and will be paid directly by Prime. The future contribution to revenues by Prime Retirement, as a start-up entity, has not yet been determined.

Initial Public Offering (IPO):

         The company completed its initial public offering in July, 2003 pursuant to all SEC, SB-2 registration in which it raised $750,000 in gross proceeds and $709,664 in net proceeds. It has only expended, as of March 1, 2005, approximately $304,854 or approximately 43 % of net proceeds. The expenditure of offering proceeds is more particularly treated under the Rule 463 disclosures of Management's Plan of Operation.

Belsen Getty Business

         Belsen Getty is a Utah financial management company offering investment advisory services, financial planning, pension and retirement planning and general business consulting and planning for firms or individuals who may participate to the extent they deem appropriate in any of these financial products and services. Belsen Getty was originally formed as a Nevada corporation in 1990. Belsen Getty remained active until 1996, was a lapsed corporation continuing to conduct business from 1996 to 1998 when it was reorganized as a Utah limited liability company. Belsen Getty has continued to date as a Utah limited liability company as previously described in the Company history. Belsen Getty manages assets primarily under a fee based management system. Belsen Getty uses sophisticated modeling software to complete its investment advisory aspects of its services to clients who wish it to manage their funds for various pension and retirement or other offered plans. In this capacity, Belsen Getty also acts as an investment advisory firm.

         Belsen Getty also has expertise in providing consulting services for retirement planning, pension and general business financing and planning.

         Belsen Getty offers its services to individuals retirement accounts, trust accounts, as well as creating 401(k) plans and other pension plans for corporate clients. These services may range from simple cash management to complex custom growth portfolio planning for wealthy individuals or businesses.

         Belsen Getty markets through several mediums. First, the firm has a sophisticated database for tracking services to clients, prospects and business associates. This tracking assures each client and prospect are contacted monthly by mail and at least quarterly by phone or in person. Second, prospects that go into this tracking system are located in several ways, such as referrals from existing clients, referrals from other business associates and referrals from Fringe Benefit Analysts, as well as direct mailing and educational seminars. To a limited extent, the firm currently engages in prospect mailings and may explore other media advertising.

      In November of 2002, Belsen Getty received 684,000 restricted common stock in an inactive public company known as Mortgage Professionals Lead Source, Inc.
(MPLS) incident to consulting and advisory services provided to MPLS by Andrew Limpert. MPLS became known as Neuro Bioscience, Inc. (NBI) pursuant to an acquisition of this private company. The shares were issued and held in the name of Prime Resource, Inc., the parent entity to Belsen Getty, by informal assignment from Andrew Limpert who performed the consulting services as an employee of Belsen Getty. While Limpert acted to locate the acquired company, NBI, neither he nor Belsen Getty had a contractual duty to locate or provide such entity as part of his consulting services or entitlement to earn the shares for consulting services to MPLS. At present there is limited public trading by NBI. The operations of NBI are in the early development stage and management has estimated the value of the shares at 15% of the comparable free-trading shares. Any gains realized by Prime from the disposition of NBI shares will be recognized at the time of sale or disposition. Gains actually realized upon disposal of the shares through sales could vary from a loss of $10,000 to a gain of $1.3 Million based on a non discounted share value.

         Belsen Getty is currently managed by Mr. Terry Deru and has seven full-time and one part-time employee.



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

         Fringe Benefit currently has thirteen full-time employees, two part-time employee and over fifty-two sub-agents who act as independent contractors in various insurance lines. Part of the proceeds raised in the IPO are intended to be used to retain and recruit additional agents. Funding for anticipated future acquisitions will come from the anticipated acquisition reserves to be held by Prime. There are no present acquisition agreements, candidates, proposals or negotiations. Fringe Benefit has not historically, nor does it presently intend, to engage in any acquisition of an insurance or other business from any related or affiliated party.

         Fringe Benefit is currently managed by Mr. Scott Deru, has fifteen employees and approximately 52 agents.

Prime Retirement Services Business:

         Prime Retirement Services intends to provide daily update services for qualified plans and the creation of software related to such plans. In this capacity, it would have a synergistic relationship with Belsen Getty, who frequently acts as an investment advisor for the various pension or retirement plans which may be set up by Prime Retirement Services and with Fringe Benefit Analysts who provide a substantial amount of any of the insurance products tailored to the plans and programs created by Belsen Getty. Prime Retirement was formed in July of 2003, but does not yet have revenues, nor can it competently report what percentage of total revenues, if any, it will generate for the parent entity, Prime. This entity is a development stage company conducting initial research of the intended business activities and software related to qualified plans.

         At the present, Prime Retirement has no independent employees.

PRODUCTS AND MARKETS

I. Prime Resource, Inc.

         As the parent management entity for its subsidiaries, Prime does not have any significant independent income and derives its income from its subsidiary operations as defined and described previously and below. Prime does not independently market any service or product, but acts solely and exclusively through its operating subsidiaries as more specifically described under the following paragraphs. Prime is generally responsible for the payment from subsidiary income of all general operating expenses of the consolidated companies.

II. Belsen Getty, LLC

         Belsen Getty is a Utah financial advisory company offering investment advice, financial planning as well as pension and retirement planning and general business consulting. Belsen Getty acts both for individuals and firms who may participate to the extent they deem appropriate in any of these financial products and services.

         For the calendar year ending 2004 Belsen Getty would estimate that approximately $621,864 or 12% of Prime's revenues were derived from Belsen Getty activities. Of these amounts approximately $357,980 or 57 % of its revenues were derived from direct financial advisory services, approximately $263,467 or 43% were derived from pension retirement consulting services. Belsen Getty also contributed approximately $267,801 in realized and unrealized gains to Prime, of which approximately $261,832 are unrealized gains, these gains are from equity positions received from business consulting and capital formation services and certain investments made by Belsen Getty. Approximately 15 % of the business performed by Belsen Getty is a direct result of referrals by the other Prime subsidiaries, Fringe Benefit Analysts and Prime Retirement Services, LLC.

III. Fringe Benefit Analysts, LLC

         Fringe Benefit Analysts has become the primary insurance arm for the Prime companies. It has a synergistic relationship in that it provides insurance coverage to various pension and retirement plans developed by Prime Retirement Services and to a lesser extent, by Belsen Getty.

         Fringe Benefit estimates that for calendar year 2004 that its total contribution to the revenues of Prime was approximately $4,788,355 or 88%. Approximately 27 % of the services performed by Fringe Benefit Analysts are a direct result of referrals by Belsen Getty.

IV. Prime Retirement Services, LLC

         Prime Retirement Services, LLC is a start-up subsidiary corporation of Prime which may engage in daily accounting and reporting services for pension and related plans and the development of related software which it hopes to independently sell as an additional revenue source.

         Prime Retirement Services has not generated any revenues from its start-up in the summer of 2003 to date; and, therefore, cannot report its percentage of earnings as a percentage of the whole of revenues to the parent company, Prime, Inc. at the present time.

V.       Red Rock, LLC

Red Rock, LLC is a holding entity owned by Prime that captures certain commissions generated through referrals to property & casualty insurance agents. In 2004, collections in Red Rock were $2,049 and have been included in Fringe Benefit Analysts revenues. There are no separate employees for Red Rock.

PLAN OF OPERATION

         Prime intends generally to attempt to continue to grow and expand each phase of its related business practices by internal growth through the application of retained earnings to expand services and acquire new clients. In addition to the standard growth anticipated through retained earnings, Prime may also employ a substantial portion of the net proceeds from its recent IPO. The company currently has approximately $373,471 of its initial net offering proceeds of $709,664.00 left for business expansion and operations. As more specifically outlined in the Use of Proceeds section of its IPO, it presently intends to use a substantial portion of these net proceeds, as market conditions allow, to acquire compatible insurance companies or individual agents who have an existing book of business and to expand its existing marketing efforts. These intended allocations may be affected by current merger or acquisition proposals being considered by the company, but concerning which there is no definitive agreement as of the date of filing of this report. See following Section 8B for further discussion and information on alternative business possibilities.

         To date, Prime has not expended the majority of its offering proceeds in making acquisitions as intended due to the softness of the insurance market. If the company is successful in this proposed business activity, it would necessarily mean that the greatest increase in the company's size and revenue base would most likely occur in the Fringe Benefit Analysts subsidiary.

         Secondary to the direct acquisition of the insurance businesses and lines will be the further training and enhancement of independent insurance agents and other employees for which a significant portion of the proceeds of the offering have been reserved.

SPECIFIC BUSINESS PLAN

         It should be emphasized that the anticipated and projected growth of each of the divisions would occur both through internal financing from anticipated retained earnings and from proceeds of the offering as more particularly set-out in the Proceeds Section of the company's initial public offering which may be reviewed online as an SEC filing at www.sec.gov/edgar or a copy of the Prospectus for the earlier registration may be obtained directly from the company by any interested party or shareholder. It needs to be further emphasized that growth of each of the entities is deemed to be symbiotic and that growth in one division should have, because of referral services, a positive growth affect on other divisions, though no warranty or assurance of this relationship can be made.

         Finally with regard to Fringe Benefit Analysts, its growth is dependent upon four principal insurance underwriters or providers for the insurance policies written by this subsidiary. These include: Altius Insurance, United Health Care, Intermountain Health Care and Regence Blue Cross.

COMPETITIVE FACTORS

         All of the business areas in which the company operates (Belsen Getty in financial advisory services and planning; Prime Retirement Services in planning and implementing retirement and pension plans for various business entities; and Fringe Benefit Analysts which is primarily engaged in insurance programs related to business and retirement planning) are highly competitive industry segments. In each of these business segments, the company is faced with competition from larger and better capitalized companies such as Marsh & McClellen and AON Corporation in the applicable insurance lines offered by the company; Merrill Lynch & Co. and Smith Barney in the financial advisory and consulting areas. In the business of pension planning services competition arises from many large public accounting firms and law firms.

          Each of these competitive and related competitive entities may pose a significant competitive risk to the company in that they may be able, because of size and scale, to provide additional services, as well as providing the same services at a lower per unit cost to various customers of the client.

         Prime believes that it may remain competitive in these industries due to some unique incentive programs which it employs, but can give no assurance or warranty that it will ultimately be successful in competing in any of the given areas in which it has elected to provide business services.

         Fringe Benefit joined United Benefit Advisors ("UBA"). UBA is a national affiliation of independent health insurance providers. It is hoped that this affiliation may bring national programs and insurance carriers to the markets Fringe Benefit serves that were not previously available and may create discounts on software and other insurance industry related services. Fringe Benefit hopes that this affiliation may enhance its competitive position in the relevant market.

NUMBER OF PERSONS EMPLOYED

         As listed above, Prime has attempted to break out under the general description of each business subsidiary the number of persons employed by each business subsidiary. In the aggregate, the Prime organizations employ 21 full-time personnel, 3 part-time personnel and approximately 52 insurance agents as of the date of this report. These numbers also include officers of the corporation employed on a full-time basis.

         No projection of future employees or agents which may be required, in addition to those described above, can be determined until the nature and extent of the acquisition and other business expansion which is projected for the company has been determined. Changes in employment are reported by Prime as part of its annual 10-KSB Report and may be included where deemed significant in the various quarterly or special reports filed by the company with the SEC.

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

GOVERNMENTAL COMPLIANCE

         Each of the areas in which the company presently operates is subject to some specific governmental regulation. For instance, to provide investment advisory services, Belsen Getty must maintain a licensure within the state of Utah and the Securities and Exchange Commission ("SEC") as a registered investment advisor and has maintained that status incident to the services provided.

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

REPORT ON INITIAL PUBLIC FINANCING

         As generally described above, the company completed its initial public offering in July, 2003 in which it raised gross proceeds of $750,000 resulting in net proceeds to the company after offering related costs of $709,664.00. As of March 1, 2005, the company has expended approximately $336,193 of net offering proceeds in accordance with its use of proceeds guidelines contained in the initial public offering and has available for future expenditure the remaining balance of approximately $ 373,471. This report of the current expenditure and application of offering proceeds is made in accordance with SEC Rule 463. Any interested shareholder or other qualified party wishing to review a more specific breakdown and application of the proceeds of the offering by the company to date may obtain a copy on request from management of the company at the address indicated on the cover page of this annual report.

         As previously noted, the company in 2004 and the first quarter of 2005 did not employ any substantial offering proceeds for the acquisition of new insurance companies or "books of business" due to the generally weak insurance market and opportunities which management thought were unattractive. The company is further deferring expenditures of offering proceeds pending the outcome of current merger or acquisition discussions.


                         Item 2. DESCRIPTION OF PROPERTY

         Prime presently maintains a leasehold estate in business suites located at 1245 East Brickyard Road, Suite 590, Salt Lake City, Utah. Prime leases approximately 3,239 square feet of lease space with a remaining 3.5 year term on its present lease in an office tower at this location. Within this office space it has approximately four separate offices, together with two conference rooms and secretarial and support staff areas. The monthly lease payment is currently $4,928 month.

         In addition to the foregoing leasehold estate, Prime owns various office furnishings and equipment which would value at approximately $162 903.

         Prime does not have any other place of business nor does it anticipate moving its principal place of business at any time in the foreseeable future.


                            Item 3. LEGAL PROCEEDINGS

         Prime does not have any legal actions or claims in which the company is presently engaged.

           Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Since its incorporation in March, 2002, Prime has not held a general shareholder meeting until June of 2004. In its June 2004 Shareholder Meeting, Prime shareholders elected the current Board and ratified the continuation of the current auditors to the company. Any interested party may review the minutes of that meeting and obtain a copy by contacting the company.


                                     Part II

                  Item 5. MARKET FOR COMMON EQUITY AND RELATED
                               STOCKHOLDER MATTERS


         After substantial delay by the NASD, Prime commenced trading on the over the counter Electronic Bulletin Board (OTCBB) on May 28, 2004. Its trading symbol is PRRO. Following is a table of the trading ranges for its shares in calendar year 2004:

                   High               Low

Q2                $6.00              $5.50
----------------- ------------------ ------------------
Q3                $6.90              $5.50
----------------- ------------------ ------------------
Q4                $6.25              $5.90
----------------- ------------------ ------------------



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

LIQUIDITY AND CONTINUED OPERATIONS

         On December 31, 2004 Prime had assets of $1,826,977. At December 31, 2004, the company's current assets totaled $1,573,737 compared to current liabilities of $585,849. Working capital at December 31, 2004 totaled $987,888, an increase of 39% compared to

$710,536 at December 31, 2003. The company had a current ratio at December 31, 2004 of approximately 2.7. The long-term debt of the company as of December 31, 2004 was $32,277 and the retained earnings were $379,179. As of December 31, 2004, its approximate market valuation was $ 16,284,950 based upon limited trading.

         At December 31, 2004, there were no significant commitments for capital expenditures, though the company intends to continue with expenditure of its net proceeds from its public offering in accordance with the general description contained previously in this Annual Report and more specifically in accordance with the Use of Proceeds sections of the registration statement, subject to the prior discussion and notice of ongoing merger and acquisition negotiations.

         Prime, should it continue in its existing business, intending to primarily grow its insurance company portion of its business through the net proceeds of the public offering and to apply other estimated net earnings for calendar year 2005 to the growth of other aspects of its business. The company will attempt to allocate net earnings to different aspects of its business growth as it shall determine in accordance with its independent business discretion.

         At present, Prime has no financing commitments or other significant long term debt. The company believes it can continue to operate with modest growth based upon its employment of the offering proceeds and retained earnings as described by the preceding paragraph. The company has no present intent to engage in any further borrowing or capital formation activities for the foreseeable future. The company further has no standing line of credit or other credit facility.

CAPITAL RESOURCES

         If the company were required in the future to raise additional capital, it would have to either attempt to engage in another sale of its capital stock through a registered offering, seek private placement financing or seek to obtain one or more lines of credit for debt financing. As noted previously, the company has no plans to engage in any type of capital or debt creation for the foreseeable future.

RESULTS OF OPERATIONS

         Revenues for 2004 totaled $5,248,880, an increase of $1,396,386 from calendar year 2003. There was also $267,682 in realized and unrealized gains in trading securities, approximately $261,832 of which are unrealized. Net income for 2004 totaled $285,028 compared to $ 101,851 in 2003. The increase in revenues and net earnings was due primarily to growth of the business activities of the company and particularly the writing of more insurance policies with higher average profit margins. Prime realized more modest growth in its Belsen Getty financial consulting and planning sectors. The individual sector revenue and profit breakdowns for these subsidiaries are set-out as follows:


              CALENDAR YEAR                REVENUES               PRE-TAX               % OF PRIME
                  2004                                            INCOME                TOTAL REVENUES
                                                                  (LOSS)
-----------------------------------------  ---------------------  --------------------- -----------------
Fringe Benefit Analysts                          4,788,355        553,600               88 %
-----------------------------------------  ---------------------  --------------------- -----------------
Belsen Getty                                      621,864         92,515                12%
-----------------------------------------  ---------------------  --------------------- -----------------
Prime Resource, Inc                               16,245          (191,449)             0%
-----------------------------------------  ---------------------  --------------------- -----------------
              CALENDAR YEAR                REVENUES               PRE-TAX               % OF PRIME
                  2003                                            INCOME                TOTAL REVENUES
                                                                  (LOSS)
-----------------------------------------  ---------------------  --------------------- -----------------
Fringe Benefit Analysts                          3,329,844        566,913               87%
-----------------------------------------  ---------------------  --------------------- -----------------
Belsen Getty                                      485,320         (245,948)             13%
-----------------------------------------  ---------------------  --------------------- -----------------
Prime Resource, Inc                               31,330          (214,360)             0%
-----------------------------------------  ---------------------  --------------------- -----------------

         The net operating profit margin for Prime was approximately 3.2% in 2004 with Belsen Getty having a negative net operation profit margin of approximately (3.4)%, Fringe Benefit Analysts margin being approximately 10.2% and Prime Resource's net operating profit margin being (3.6%).

         Expenses for the company primarily involved executive salaries, commissions and operation of the business offices, including general salaries and overhead. These expenses for 2004 can be set-out and compared with 2003 in the following table:


                                                                     % CHANGE
                                                                      BETWEEN
                                            2004       2003         2003 & 2004
--------------------------------------  -----------  -----------  -------------
Officers' salaries and compensation       827,526    690,000      20%
--------------------------------------  -----------  -----------  -------------
Commissions                              3,218,717   1,972,966    63%
--------------------------------------  -----------  -----------  -------------
General operating expenses                507,511    444,421      14%
--------------------------------------  -----------  -----------  -------------
TOTALS                                   4,553,754   3,107,387    47%
--------------------------------------  -----------  -----------  -------------

         Prime does not segregate or maintain its expenses on a subsidiary division basis, but would acknowledge that the principal expenditure for commissions are almost entirely paid to Fringe Benefit Analysts. The company believes that the pro rata portion for the other expenses for each of the operating entities would be roughly proportional to the revenues for those entities.

RECENT ACCOUNTING PRONOUNCEMENTS

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

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument within its scope as a liability (or asset in some circumstances). SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective and adopted by the company on July 1, 2003. As the company has no such instruments, the adoption of this statement did not have a present impact on the company's financial condition or results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The primary risk faced by the Prime is the market risks from larger and better capitalized companies engaging in the same services which the company provides at a lower price or other competitive advantage to the company.

         Secondly, Prime faces some risk arising out of operating within tightly regulated areas of industry which may be subject to limitations and controls by various governmental regulatory authorities.

         Thirdly, Prime is experiencing a limitation on its growth potential to the extent present management is not finding suitable growth opportunities by expanding its insurance base through acquisitions paid from net offering proceeds.


                          Item 7. FINANCIAL STATEMENTS

         Following are the Financial Statements prepared for Prime by its independent auditors and passed upon by management of the company. These financial statements constitute the formal presentation of financial information by the company, such that all other financial information contained in this 10-KSB report should be read and reviewed in light of the following Financial Statements and notes thereto. Should there exist any conflict between information appearing elsewhere in this Report and the following Financial Statements, the Financial Statements should be given primary definition and control. The notes attached to the Financial Statements constitute an integral part of the financial disclosure and should be read and reviewed in connection with the Financial Statements.

                      Prime Resource, Inc. and Subsidiaries

                        Consolidated Financial Statements
                                      with
                      Independent Auditors' Report Thereon
                     Years Ended December 31, 2004 and 2003

                      Prime Resource, Inc. and Subsidiaries

                        Consolidated Financial Statements


                                December 31, 2004


                                    Contents

Report of Independent Registered Public Accounting Firm......................F-1

Consolidated Financial Statements:

        Consolidated Balance Sheet...........................................F-2

        Consolidated Statements of Operations................................F-3

        Consolidated Statements of Stockholders' Equity......................F-4

        Consolidated Statements of Cash Flows................................F-5

Notes to Consolidated Financial Statements ..................................F-7

             Report of Independent Registered Public Accounting Firm



To the Board of Directors
Prime Resource, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Prime Resource, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prime Resource, Inc. and Subsidiaries as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.





Child, Sullivan & Company
Kaysville, Utah
March 23, 2005

                      Prime Resource, Inc. and Subsidiaries

                           Consolidated Balance Sheet
                                December 31, 2004

         ASSETS


         Current assets:
             Cash and cash equivalents                                                           $   827,404
             Accounts receivable                                                                     434,214
             Interest receivable                                                                      11,333
             Trading securities (Note 2)                                                             291,016
             Income taxes receivable (Note 11)                                                         9,770
             Other current assets                                                                          -
                                                                                                 -----------
          Total current assets                                                                     1,573,737


      Leasehold improvements and equipment, net of accumulated
        depreciation and amortization of $150,322 (Note 3)                                           162,903
      Notes receivable                                                                                40,000
      Deferred tax assets (Note 11)                                                                   37,233
      Other assets                                                                                    13,104
                                                                                                 -----------

      Total assets                                                                               $ 1,826,977
                                                                                                 ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
           Trade accounts payable                                                               $     40,691
           Accrued compensation, commissions and benefits                                            386,329
           Deferred tax liabilities (Note 11)                                                        112,914
           Current portion of notes payable, including line of credit (Note 4)                        45,915
                                                                                                 -----------
      Total current liabilities                                                                      585,849

      Notes payable, excluding current portion (Note 4)                                               32,277

      Commitments and contingencies (Note 10)                                                              -

      STOCKHOLDERS' EQUITY (Note 5)
          Common stock, no par value; 50,000,000 authorized
           shares; 2,934,000 shares issued and outstanding                                           907,427
          Treasury stock                                                                             (77,755)
         Retained earnings                                                                           379,179
                                                                                                 -----------
      Total stockholders' equity                                                                   1,208,851
                                                                                                 -----------

      Total liabilities and stockholders' equity                                                 $ 1,826,977
                                                                                                 ===========


                 See notes to consolidate financial statements.

                      Prime Resource, Inc. and Subsidiaries

                      Consolidated Statements of Operations



                                                                                          Years ended December 31,
                                                                                         2004                2003
                                                                                    -------------       -------------
      Revenues
        Commissions                                                                 $   4,780,855       $   3,329,844
        Investment and business advisory fees                                             628,948             485,320
        Interest and dividends                                                             16,661              25,284
        Other income                                                                            -               6,046
                                                                                    -------------       -------------
                                                                                        5,426,464           3,846,494

      Expenses
         Commissions                                                                    3,218,717           1,972,966
         Compensation and benefits                                                      1,317,606           1,122,312
         General and administrative                                                       507,511             444,421
         Occupancy and related expenses                                                   145,499             132,733
         Interest                                                                           3,679              14,015
         Depreciation and amortization                                                     49,868              48,192
                                                                                    -------------       -------------
                                                                                        5,242,880           3,734,639
                                                                                    -------------       -------------

      Net operating income                                                                183,584             111,855

      Gains and (losses)
         Realized gains on trading securities                                               5,848                   -
         Unrealized gains on trading securities                                           261,832               1,927
         Net gains from disposal of fixed assets                                            3,402              (7,177)
                                                                                    -------------       -------------
                                                    Net gains (losses)                    271,082              (5,250)
                                                                                    -------------       -------------
      Net income before income tax expense                                                454,666             106,605

      Income tax expense                                                                  169,638               4,754
                                                                                    -------------       -------------

        Net Income                                                                  $     285,028       $     101,851
                                                                                    =============       =============

Weighted average shares outstanding                                                     2,934,000           2,875,000

Basic and fully diluted net income per share                                                 $.15                $.04




                 See notes to consolidated financial statements.

                      Prime Resource, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity


                                                                                      Retained
                                              Common Stock             Treasury       Earnings
                                          Shares         Amount         Stock         (Deficit)        Total
                                       ------------   ------------   ------------   -------------   ------------
Balance at January 1, 2003                2,800,000   $    197,763   $          -   $      (7,700)  $    190,063
Net proceeds from common
   stock offering                           150,000        709,664                                       709,664
Shaes exchanged to settle note
   receivable obligation                    (16,000)             -        (77,755)              -        (77,755)

Net income                                        -              -              -         101,851        101,851
                                       ------------   ------------   ------------   -------------   ------------

Balance at December 31, 2003              2,934,000        907,427        (77,755)         94,151        923,823

Net income                                        -              -              -         285,028        285,028
                                       ------------   ------------   ------------   -------------   ------------

Balance at December 31, 2004              2,934,000   $    907,427   $    (77,755)  $     379,179   $  1,208,851
                                       ============   ============   ============   =============   ============



                 See notes to consolidated financial statements.

                      Prime Resource, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                        Years ended December 31,
                                                                                            2004                 2003
                                                                                    --------------      ----------------
       Cash Flows From Operating Activities:
      Net income                                                                    $      285,028      $        101,851
      Adjustments to reconcile net income to cash used in operating activities:
            Depreciation  and amortization                                                  49,868                48,192
            Bad debt expense                                                                     -                 7,721
            Non-cash compensation                                                                -                10,086
            Receipt of client stock for services rendered                                        -                (6,003)
            (Gain) loss on disposal of assets                                               (3,402)                7,177
            Unrealized gain on trading securities                                         (261,832)               (1,927)
            Realized gain on sale of trading securities                                     (5,848)                    -
            Interest income on loans to related parties                                          -               (11,247)
            Changes in operating assets and liabilities:
               Trade and other accounts receivable                                         (96,271)             (208,649)
               Other current assets                                                         10,000                (1,054)
               Income taxes receivable                                                      23,584               (32,498)
               Deferred tax assets                                                             800               (12,422)
               Accounts payable                                                             32,367               (64,028)
               Accrued liabilities and compensation                                        104,772               138,817
               Deferred tax liabilities                                                     88,386                    93
                                                                                    --------------      ----------------
        Net cash provided by (used in) operating activities                                227,452               (23,891)
                                                                                    --------------      ----------------

       Cash Flows From Investing Activities:
       Purchases of equipment and leasehold improvements                                   (43,581)              (18,508)
       Proceeds from sale of trading securities                                            354,443                     -
       Purchases and reinvestments of trading securities                                   (96,603)             (273,246)
                                                                                    --------------      ----------------
        Net cash provided by (used in) investing activities                                214,259              (291,754)
                                                                                    --------------      ----------------
      Cash Flows From Financing Activities:
      Payments on notes payable to related parties                                               -               (72,149)
      Payments on note payable                                                              (3,795)               (1,728)
      Net proceeds from stock offering                                                           -               709,664
       Net (payments) borrowings on line of credit                                          (9,915)               (5,474)
                                                                                    --------------      ----------------
           Net cash provided by (used in) financing activities                             (13,710)              630,313
                                                                                    --------------      ----------------

       Net increase in cash and cash equivalents                                           428,001               314,668
       Cash and cash equivalents at beginning of year                                      399,403                84,735
                                                                                    --------------      ----------------
        Cash and cash equivalents at end of year                                    $      827,404      $        399,403
                                                                                    ==============      ================

                                   Continued

                 See notes to consolidated financial statements.

                      Prime Resource, Inc. and Subsidiaries

                Consolidated Statements of Cash Flows (continued)

                                                                                        Years ended December 31,
                                                                                            2004                 2003
                                                                                    --------------      ----------------
      Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                                        $        3,679      $         13,109
                                                                                    ==============      ================

      Cash paid for taxes                                                           $       56,868      $         48,623
                                                                                    ==============      ================

      Non-cash Investing and Financing Activities:

         Company vehicle purchased and financed through a
            trade-in $9,500 and note payable $18,051                                $           -       $         27,551
                                                                                    =============       ================

         Principal and interest on related party note receivable
           in exchange for 16,000 shares of Company stock,
           net of interest of $11,247                                               $           -       $         66,508
                                                                                    =============       ================

         Company vehicle purchased and financed through a
           trade-in $6,500 and a note payable $30,821                               $      37,321       $              -
                                                                                    =============       ================

                 See notes to consolidated financial statements.

                      Prime Resource, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


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

Reorganization
On April 4, 2002, the Company was reorganized from a limited liability company to a corporation. The Company was authorized to issue 50,000,000 shares of a single class of common stock with no par value. The Company issued 2,800,000 of such shares to existing members representing the entire ownership interest of the Company at the time of incorporation. As there was no change in control of the organization, the value of the stock, issued in the reorganization, was based on the net book value of the predecessor organization of approximately $197,763, as of March 31, 2002. Accordingly, there was no change in the recorded book values of Company assets or liabilities due to the reorganization.

Basis of Financial Presentation
The accompanying consolidated financial statements include the accounts of Prime Resource, Inc., and its wholly owned subsidiaries, Belsen Getty, LLC and Fringe Benefits Analysts, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Uses of Estimates
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures as of the date of the balance sheet and revenues and expenses for the period. Actual results could significantly differ from those estimates. Significant estimates that may change dramatically in the near term are estimates of unrealized gains and losses on trading securities and resulting deferred tax assets and liabilities, as well as the value of shares received for services. Gains actually realized upon the eventual disposal of these investments could vary from a loss of $10,000 to a gain of $1.3 million based on non-discounted share values.

Cash and Cash Equivalents
Cash and cash equivalents consist of checking and money market accounts. For purposes of the statement of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. As of December 31, 2004 and 2003 cash and cash equivalents of $335,861 and $308,336, respectively, were either not covered by federal insurance or exceeded those limits.

                      Prime Resource, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003



1.  Significant Accounting Policies (continued)

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

The Company considers the liquidity and volume of publicly traded securities and discounts those securities from 0 to 100 percent accordingly. Non-publicly traded securities are valued at subsequent financing round prices less a liquidity discount of 50 to 85 percent. Management has adopted these policies and modifies them periodically based on historical experience.

Leasehold Improvements and Equipment
Leasehold improvements and equipment are recorded at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of depreciable assets as follows:

                                                           Years
           Automobiles                                        5
           Furniture & equipment                           5-7
           Computer software & equipment                   3-5

Management reviews its leasehold improvements and equipment for impairment on an annual basis and records any related loss on impairments at the time any impairment is recognized.

Notes Receivable
Notes receivable consisted of one note for $40,000 at December 31, 2004 and 2003. This note has a stated interest rate of 10% per year on outstanding principle resulting in $11,333 in interest receivable on the balance sheet. The note requires no payments of principal or interest and is due with all outstanding principal and accrued interest on March 1, 2007. Interest is accrued on notes receivable according to the terms of the note. Management evaluates each note on an annual basis or sooner if necessary to determine the financial status of the note holder. Upon a determination that there is doubt as to the collectability of any or all portions of

                      Prime Resource, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


1.  Significant Accounting Policies (continued)

Notes Receivable (continued)
principal and interest due, the Company will write off of the applicable accrued interest and an allowance is established against the principal amount determined uncollectible as estimated by management. The Company charged off notes receivable during the year ended December 31, 2003 in the amount of $7,721.

Income Taxes
The Company became subject to income taxation effective April 4, 2002 when it was converted from a limited liability company to a corporation. Prior to the Company's reorganization, the income tax liability was the responsibility of the individual members.

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be settled or recovered. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

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

Revenues, in the form of commissions, are earned on brokered sales of group and individual health insurance products under agency marketing agreements with applicable health insurance providers. Commissions are generally collected on a monthly basis and are recognized as revenue in the month for which the related insurance premiums apply. Commissions earned by the Company are split, at management's discretion, between the Company and its licensed agents, on a case-by-case basis. The Company recognizes the full amount of commissions received under its agency agreements as commission revenue and the portion paid to its licensed agents as commission expense.

                      Prime Resource, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


1.  Significant Accounting Policies (continued)

Credit Risks and Concentrations
The Company's primary customers are individuals and small to medium sized businesses that may be affected by changes in economic conditions. The Company believes that approximately 99% of its customers are geographically based in Utah. The Company has no client that accounts for more than 4% of its revenues. The Company's largest insurance carriers that pay the commissions on insurance sales generate 34%, 29%, and 11% of its annual insurance commissions revenues. Investment advisory fees make up approximately 11% of the Company's total revenues and no one individual or customer accounts for more than approximately 7% of that revenue.

Earnings Per Share
The Company adopted Statement of Financial Accounting Standard No. 128 (SFAS No.
128), "Earnings per Share", which is effective for annual periods ending after December 15, 1997. Earnings per share (EPS) are computed based on the weighted average number of shares actually outstanding. Basic earnings per share and fully diluted earnings per share are the same as there are no dilutive or anti-dilitive shares as of December 31, 2004 and 2003.

New Accounting Pronouncements
In December of 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirement of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

                      Prime Resource, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


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

2.  Trading Securities

Trading securities comprise investments in mutual funds and common stocks as of December 31, 2004. The cost basis of trading securities at December 31, 2004 totaled $29,184. Unrealized gains on such securities for the year ended December 31, 2004 and 2003 totaled $261,832 and $1,927, respectively. Realized gains for the year ended December 31, 2004 totaled $5,848. Dividends realized and reinvested in 2004 and 2003 totaled $10,714 and $3,023, respectively.

In November of 2002, Belson Getty received 684,000 restricted common shares of Mortgage Professionals Lead Source, Inc. (MPLS), a shell corporation. The shares were received in exchange for providing consulting services with no readily ascertainable value in connection with MPLS's merger with Neuro Bioscience, Inc.
(NBI), a development-stage privately held company. Prime possessed all 684,000 MPLS shares as of December 31, 2004 and 2003; however, no value has been ascribed to the shares due to major uncertainties involving recoverability of any value ascribed to such shares. The MPLS shares are listed on the over-the-counter market; however, trading activity has been very limited. The operations of NBI are in the early development stage and management has estimated the value at 15% of the value of comparable free-trading shares. Any gains realized by Prime from the disposition of MPLS shares will be recognized at the time of sale or disposition.

                      Prime Resource, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


3.    Leasehold Improvements and Equipment

Leasehold improvements and equipment and related accumulated depreciation and amortization at December 31 consists of the following:

                                                       2004               2003
                                                     --------------    ---------------
   Leasehold improvements                            $       35,182    $        31,980
   Furniture and equipment                                  134,779            118,373
   Computer equipment and software                           78,390             54,419
   Vehicles                                                  64,874             44,451
                                                     --------------    ---------------
                                                            313,225            249,223
   Accumulated depreciation and amortization               (150,322)          (114,256)
                                                     --------------    ---------------
                                                     $      162,903    $       134,967
                                                     ==============    ===============

4.    Notes Payable

The Company had notes payable outstanding to three financial institutions as of December 31, 2004:


Note payable, bearing interest at 2.9% per annum,
  principle and interest payments of $552 due on the 2nd
  of each month, maturing September 2, 2009. The note
  is collateralized by a company vehicle with a net book
  value of $34,212.                                                  $28,903
Note payable, bearing interest at 1.9% per annum,
  principle and interest payments of $316 due on the 14th
  of each month, maturing June 14, 2008.  The note is
  collateralized by a Company vehicle with a net book
  value of $18,830.                                                   12,817
Bank line of credit, bearing interest at prime plus 2% per
  annum, interest only payments due the 5th of each
  month, maturing on March 5, 2005.                                   36,472
                                                                  ----------

                           Total notes payable                        78,192
                           Less current portion                      (45,915)
                                                                   ---------
                           Total long-term notes payable           $  32,277
                                                                   =========

                      Prime Resource, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


4.    Notes Payable (continued)

Schedule of notes payable principal maturities:


       Year ended
      December 31,
-------------------------
          2005                  $  45,915
          2006                      9,685
          2007                      9,934
          2008                      8,286
          2009                      4,372
       Thereafter                       -
                                ---------
                                $  78,192
                                =========




Management expects to refinance the bank line of credit that matures on March 5, 2005 under similar terms as currently exist.

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

6.    Employee Benefit Plan

The Company has a defined contribution 401(K) plan and profit sharing plan. All employees who meet certain minimum requirements are eligible to participate in the plan. Employees may make contributions to the plan up to the applicable federal limits. Company contributions under both the 401(K) and profit sharing provisions of the plan are also discretionary. The Company's expense from contributions to the plan totaled $29,276 and $30,273 for 2004 and 2003, respectively.

                      Prime Resource, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


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

                                          Asset Management                        Insurance Products
                                    -----------------------------------    -----------------------------------
                                     Year Ended        Year Ended           Year Ended         Year Ended
                                    December 31,      December 31,         December 31,       December 31,
                                         2004               2003                 2004              2003
                                    ----------------  -----------------    -----------------  ----------------
Revenues                            $        621,864  $         485,320    $       4,788,355  $      3,329,844
Expenses                                     797,150            733,195            4,234,755         2,755,754
                                    ----------------  -----------------    -----------------  ----------------
Operating profit (loss)                     (175,286)          (247,875)             553,600           574,090
Other gains (losses),
   including unrealized gains                267,801              1,927                    -            (7,177)
                                    ----------------  -----------------    -----------------  ----------------
Income (loss) before tax                      92,515           (245,948)             553,600           566,913
Income tax expense (benefit)                  34,523            (10,969)             206,508            25,284
                                    ----------------  -----------------    -----------------  ----------------
Net income (loss)                   $         57,992  $        (234,979)   $         347,092  $        541,629
                                    ================  =================    =================  ================


                                                  Other                              Consolidated
                                    -----------------------------------    -----------------------------------
                                     Year Ended        Year Ended           Year Ended         Year Ended
                                    December 31,      December 31,         December 31,       December 31,
                                         2004               2003                 2004              2003
                                    ----------------  -----------------    -----------------  ----------------
Revenues                            $         16,245  $          31,330    $       5,426,464  $      3,846,494
Expenses                                     210,975            245,690            5,242,880         3,734,639
                                    ----------------  -----------------    -----------------  ----------------
Operating profit (loss)                     (194,730)          (214,360)             183,584           111,855
Other gains (losses),
   Including unrealized gains                  3,281                  -              271,082            (5,250)
                                    ----------------  -----------------    -----------------  ----------------
Income (loss) before tax                    (191,449)          (214,360)             454,666           106,605
Income tax expense (benefit)                 (71,393)            (9,561)             169,638             4,754
                                    ----------------  -----------------    -----------------  ----------------
Net income (loss)                   $       (120,056) $        (204,799)   $         285,028  $        101,851
                                    ================  =================    =================  ================

                      Prime Resource, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


7.    Segment Information (continued)

Depreciation expense for the year ended December 31, 2004 was $24,666, $23,898, and $1,304 at the asset management, insurance products and other segments, respectively.

Depreciation expense for the year ended December 31, 2003 was $22,932, $22,780, and $2,480 at the asset management, insurance products and other segments, respectively.

Total assets by segment:
                                         2004               2003
                                    ----------------  -----------------

         Asset Management           $        401,078  $         181,560
         Insurance Products                  398,031            369,180
         Other                             1,027,868            748,573
                                    ----------------  -----------------
                                    $      1,826,977  $       1,299,313
                                    ================  =================

Expenditures for long-lived assets by segment during the year ended December 31, 2004 were as follows: Asset management $39,081 Insurance products $41,822 and other $0.

Expenditures for long-lived assets by segment during the year ended December 31, 2003 were as follows: Asset management $13,030, Insurance products $33,029 and other $0.

8.    Fair Value of Financial Instruments

The carrying amount of certain financial instruments in the accompanying consolidated financial statements including: cash and cash equivalents, trade receivables, accounts payable, and accrued liabilities, approximate fair value due to the short-term nature of the instruments. The carrying value of notes receivable and notes payable also approximate fair market value due to the short- term maturity of the notes or floating interest rates that approximate current market rates.

Trading securities at December 31, 2004 and 2003 are set forth in Note 2.

9.    Related Party Transactions

Notes Receivable
The Company had notes receivable from members totaling $74,074 as of December 31, 2002.

Amounts due from members were subject to the accrual of interest income at rates ranging from 4.5 to 4.9 percent. Interest income on amounts due from related parties totaled $11,247 in 2003.

In December of 2003, the Company's management agreed to accept 16,000 shares of Company stock from one of its shareholders and officers as complete and full consideration for advances and accrued interest previously made to its shareholder and officer. The total obligation was $77,755 including principal and accrued interest. The note receivable and accrued interest have

                      Prime Resource, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


9.    Related Party Transactions (continued)

been removed from the balance sheet with the 16,000 shares recorded as treasury stock in the amount of $77,755. Management deemed the exchange to be fair consideration as these shares will be unrestricted and free trading in April of 2004 and shares issued during the offering were issued at $5 per share. No premium or discount was recorded with this transaction.

Notes Payable
During the year ended December 31, 2003, the Company paid in full its outstanding notes payable to shareholders and officers including accrued interest of $77,101.

Royalty Expense
During the year ended December 31, 2004 and 2003, Prime made royalty payments totaling $196,000 and $96,000, respectively, to two partnerships, which are related to controlling shareholders and officers of the Company. The royalties were paid in connection with the use of certain intellectual rights to the "FBA Advantage Program" held by the related partnerships.

Rent Expense
The Company leases office space for two locations. One leased location has some common ownership to that of the Company's shareholders and officers. The net rent paid for this location was approximately $32,474 and $32,886 in 2004 and 2003, respectively. The initial lease term ended in March of 2004 and is currently month to month. Management intends to negotiate new lease rates at estimated fair market prices.

10.   Commitments and Contingencies

The Company leases certain office space under agreements classified as operating leases. The space was leased from two entities, one that had certain common owners to those of the Company, as previously discussed. Net rent expense, under these leases, totaled $ 90,537 and $90,999 for the years ended December 31, 2004 and 2003, respectively.

The Company has also entered into license agreements on software and web-based access for the Company's clients to review, research and analyze their insurance coverage plan(s). The terms of these agreements are cancelable with written notice generally required from 30-90 days prior to cancellation.

                      Prime Resource, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


10.   Commitments and Contingencies (continued)

Future minimum payments required under the non-cancellable lease agreement as of December 31, 2004 are as follows:
                                     Year Ended
                                    December 31,
                                        2005                $        59,142
                                        2006                         59,142
                                        2007                         24,643
                                                            ---------------
                                    Total                   $       142,927
                                                            ===============

11.   Income Taxes

Income tax expense (benefit) comprises the following for the year ended December 31, 2003:

                              Current         Deferred            Total
                            -------------    -------------     -------------
      U.S. Federal          $      (6,185)   $      14,689     $       8,504
      State                        (2,062)          (1,688)           (3,750)
                            --------------   --------------    -------------
                            $       (8,247)  $       13,001    $       4,754
                            ==============   ==============    =============

Income tax expense (benefit) comprises the following for the year ended December 31, 2004:

                               Current         Deferred            Total
                             -------------    -------------     -------------
       U.S. Federal          $      68,631    $      78,038     $     146,669
       State                        11,821           11,148            22,969
                             -------------    -------------     -------------
                             $      80,452    $      89,186     $     169,638
                             =============    =============     =============

Total income tax expense differs from the amounts computed by applying the U.S. federal tax income rate of 35 percent to pretax income as a result of the following:

                                                      Year Ended December 31,
                                                          2004            2003
                                                      -------------    -------------
    Federal income tax expense
      (benefit) at statutory rate                     $     159,133    $      37,312

    Benefit of graduated rates                              (14,114)           8,246
    Redetermination of prior year taxes                           -          (36,984)
    Other non-deductible and non-includable items             1,650              (70)
    State taxes, net of federal benefit                      22,969           (3,750)
                                                      -------------    -------------
        Total                                         $     169,638    $       4,754
                                                      =============    =============

                      Prime Resource, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


11.   Income Taxes (continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

                                                                                    2004            2003
                                                                                -------------    -------------
              Current deferred tax assets (liability):
                  Accounts receivable                                           $    (178,219)   $    (139,710)
                  Accounts payable                                                     16,277            3,330

                  Accrued liabilities                                                 154,532          112,623
                  Unrealized gains                                                   (105,504)            (771)
                                                                                -------------    -------------
                      Net current deferred tax asset (liability)                $    (112,914)   $     (24,528)
                                                                                =============    =============

              Long-term deferred tax assets (liability):
                  Depreciation differences                                      $     (14,278)   $     (13,478)
                  Deferred income-stock compensation                                   51,511           51,511
                                                                                -------------    -------------
                      Net long-term deferred tax asset (liability)              $      37,233    $      38,033
                                                                                =============    =============


Realization of the deferred tax assets depends on the Company's ability to generate sufficient future taxable income. Management believes that the Company will generate such future earnings and, accordingly, realize the benefit of the gross deferred tax assets. Therefore, management has not provided for any valuation allowance.

Income taxes receivable arise when estimated pre-payments exceeds the Company's current tax liability.

                    Item 8. CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Prime has no disagreements with its prior or current independent auditors. In May 2003, Prime changed its independent auditors.

         Item 8A. CONTROLS AND PROCEDURES

(a) Prime's Board maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the principal financial officer of the Company concluded that the Company's disclosure controls and procedures appear adequate for its present activities. The Company knows of no fraudulent activities within the Company or any material accounting irregularities. The Company currently does not have an independent audit committee. The Company is advised that an independent audit committee is not required for Electronic Bulletin Board Listings, but will further review the advisability and feasibility of establishing such a committee in the future.

(b) Changes in internal controls. The Company made no significant changes in its internal controls since completing its public offering.

(c) Should the company subsequently seek a listing on an exchange or any full NASD listing, such as the NASDAQ small cap markets, it is aware that other accounting/auditing standards, such as the establishment of an independent audit committee, may be required.

(d) The company is aware of the general standards and requirements of the recent Sarbanes-Oxley Act of 2002 and has implemented procedures and rules to comply, so far as applicable, such as a prohibition on company loans to management and affiliates.

                           Item 8B. OTHER INFORMATION

         Prime has elected to use this Section of the 10-KSB report to include various additional information and potential risks which the company deems to be significant to the present operation of Prime, even if such specific matters would not have been required to be disclosed as part of an 8-K Disclosure package or otherwise in the Company's current public information.

         Prime believes the most significant factor for shareholders, potential shareholders and other interested parties to understand is that the company is in a transitional period. The Company has not utilized the balance of its public offering proceeds for acquisitions of additional insurance entities or "books of business" due to the generally soft nature of the market and the determination by management that potential business acquisitions are not reasonably valued. The company is still actively reviewing and seeking potential acquisition opportunities of existing insurance businesses or books of business of insurance and will utilize offering proceeds for that purpose when and if suitable business opportunities are determined. The company has no way of projecting or affirming how long the period may extend before suitable opportunities are discovered.

         In the interim, Prime has begun to engage in preliminary discussions with various unrelated third parties about potential acquisitions of assets or merger of the company which may mean a change of management and business purposes if a proposal is subsequently adopted by the Board and approved by the requisite shareholder vote. The company is not in a position to disclose any details of these preliminary discussions as no affirmative letter of intent has been entered. The company does believe it is significant, however, that shareholders understand the company is actively pursuing such discussions at this time due to the previously discussed inabilities to grow the company through acquisitions as initially intended and as discussed above. The company makes no projections or representations as to when or if such merger, and/or acquisition, discussions will be fruitful, but each shareholder is advised that upon any successful completion of a letter of intent or similar type of commitment will require the company to post a notice as a press release and 8-K filing report. Upon approval by the Board of Directors of a plan of material acquisition or merger, the company would then, in most instances where shareholder vote is required, notify the shareholders of the actions to be taken and schedule a meeting for shareholder vote on the proposal. The company is committed to keeping shareholders apprised of developments as to prospective negotiations as they may be affirmatively entered, but is prohibited from discussing these matters as long as they remain preliminary negotiations.

         If Prime is not successful in finding a suitable merger or acquisition procedure, then the company may also have to consider modifying the remaining use of net proceeds if alternative insurance opportunities are not currently available to the company. The company believes that it can alter and modify the remaining use of proceeds without formal shareholder approval pursuant to the general business discretion granted to the Board of Directors to employ company proceeds for productive business purposes. It is, however, the intent of the company to keep advising shareholders of any significant developments which would alter or amend the use of proceeds by the company in the future.

         The company does not believe that it is presently engaged in any activities which would raise new or other significant risk factors to the company's present operations, but will include any new or significant changes in business structure or activities which would raise the risk factors as part of its periodic filing requirements.


                                    PART III

               Item 9. DIRECTORS, EXECUTIVE OFFICERS OF REGISTRANT

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


               NAME                 POSITION                               CURRENT TERM OF OFFICE
----------------------------------- -------------------------------------  --------------------------------------------
Mr. Terry Deru*                     Director, CEO/President/               Appointed Director in Organizational
                                    Chairman of the Board                  Minutes-April, 2002, elected in 2004.
                                                                           Will serve as a Director until next election,
                                                                           2005 annual meeting not yet set.  Will serve
                                                                           as an officer pursuant to leave of the Board
                                                                           of Directors.
----------------------------------- -------------------------------------  --------------------------------------------
Mr. Scott Deru*                     Director/V.P. Operations               Appointed Director in Organizational
                                                                           Minutes-April, 2002, elected 2004.
                                                                           Will serve as Director until next
                                                                           election, 2005annual meeting not yet
                                                                           set.  Will serve as an officer pursuant
                                                                           to leave of the Board of Directors.
----------------------------------- -------------------------------------  --------------------------------------------
Mr. Andrew Limpert*                 Director/Treasurer/Secretary/          Appointed Director in Organizational
                                    CFO                                    Minutes-April, 2002, elected 2004..
                                                                           Will serve as Director until next election,
                                                                           2005 annual meeting not yet set.  Will
                                                                           serve as an officer pursuant to leave of
                                                                           the Board of Directors.
----------------------------------- -------------------------------------  --------------------------------------------

*Mr. Scott Deru and Mr. Terry Deru are brothers. Mr. Limpert was not an owner of Prime, LLC, but acted as an advisor to Prime, LLC and has become a shareholder of Prime Resource, Inc., the successor entity to Prime, LLC.

BIOGRAPHICALS

TERRY M. DERU - PRESIDENT
Age: 50

         Mr. Deru is currently a consultant and manager with Belsen Getty LLC and an officer/director in Prime as outlined above. He also served Belsen Getty as an officer/director when operating as a predecessor corporation. Belsen Getty is a Salt Lake City, Utah based financial advisory and retirement planning firm. The firm, or its predecessor, has been a licensed investment advisory firm with the State of Utah since 1984. Mr. Deru is a Certified Financial Planner and a Registered Financial Consultant. Mr. Deru has been with Belsen Getty or its predecessor since 1985. Since affiliation with Belsen Getty, he has served as a consultant and director from 1985 to 1998 and as a consultant from 1998 to the present. He has been the manager of Belsen Getty since July, 2000. Mr. Deru will continue his part-time affiliation with Belsen Getty while also acting as the part-time officer of Prime. The estimated allocation of services to each entity is set-out in the following table. Mr. Deru also acted as a part-time CEO for Kinship Systems, Inc., a small public company which is not presently active. Kinship abandoned its original marketing efforts of attempting to sell licensed accident reconstruction software in early 2002 and has subsequently acquired a resort management company as its wholly owned operating subsidiary. Mr. Deru resigned as an officer and director pursuant to this reorganization on November 14, 2002, and he is no longer affiliated with that company. The company continues under a new name of Caribbean Club Group, Inc. (CCI). Mr. Deru obtained a B.A. degree from the University of Utah in Salt Lake City, Utah, in finance in 1977 and an M.B.A. degree from that institution in 1979.


MR. SCOTT DERU - DIRECTOR, VICE-PRESIDENT OPERATIONS Age: 44

         Mr. Scott Deru has been employed full-time since 1982 as a principal officer of Fringe Benefit Analysts, LLC. Since 1998 he has been the manager and principal officer of Fringe Benefit, one of the current subsidiary operating companies of Prime. In this capacity, he has primarily been engaged in creating and selling life, health and other insurance products for business clients of Prime. In addition to his full-time services to Fringe Benefit Analysts, he worked as a director of insurance for Care of Utah, Inc., developing insurance programs, primarily for the health care industry from October, 1994 to July, 2000. Mr. Deru is a 1984 graduate of the University of Utah with a B.S. degree in finance from that institution. He is also a Registered Health Underwriter and a Registered Employee Benefit Consultant. He presently is also a licensed insurance consultant and agent within the state of Utah, and by reciprocity in other western states.

MR. ANDREW W. LIMPERT - CHIEF FINANCIAL OFFICER Age : 35

         Mr. Limpert has been a financial and retirement planner associated with the Salt Lake based firm of Belsen Getty, LLC since 1998. He is licensed as a Registered Investment Advisor Representative, but he is not a Certified Financial Planner. As a licensed Investment Advisor, Mr. Limpert has completed licensing requirements and testing prescribed by the State of Utah. Mr. Limpert plans to continue his full-time employment with Belsen Getty. He will also serve as a director, treasurer, CFO and secretary for Prime. Prior to the foregoing positions, he worked with Prosource Software of Park City, Utah as a software sales agent from 1993 to 1998. Mr. Limpert is assisting Prime on a limited as needed basis. In 1998 Mr. Limpert served briefly as an interim outside director in a small public company, then known as Mt. Olympus Resources, Inc. Mr. Limpert resigned as part of a reorganization of Olympus in November, 1998. Mr. Limpert was also affiliated, on a part-time as-needed basis, with a small presently inactive company known as Kinship Systems, Inc. as a director and its treasurer/secretary and CFO/accounting officer. Due to Kinship's change of control he is no longer affiliated with that firm. Mr. Limpert was appointed to these positions in February, 2000 as part of the initial organization. As noted above, Kinship acquired a new operating subsidiary and Mr. Limpert resigned as an officer and director effective November 14, 2002. He has no continuing affiliation with Kinship/CCI. Mr. Limpert also acts as a business and financial consultant to various small public and private companies. Mr. Limpert holds a B.S. degree in finance from the University of Utah in Salt Lake City, Utah in 1995 and an M.B.A. from Westminster College of Salt Lake City, Utah in 1998.

ESTIMATED ALLOCATION OF TIME AND SERVICES

         The following table attempts to set-out the present estimated allocation of time to be devoted by the foregoing officers for Prime and each of the Prime related entities:


                                         BELSEN          FRINGE            PRIME 1                PRINCIPAL
          NAME            PRIME          GETTY           BENEFIT           RETIREMENT             OFFICER OF:
------------------------- -------------  --------------- ----------------- ---------------------  ------------------------
Mr. Terry Deru                      20%  80%             0%                0%                     Belsen Getty
                                                                                                  Prime Retirement
------------------------- -------------  --------------- ----------------- ---------------------  ------------------------
Mr. Scott Deru                      20%  0%              80%               0%                     Fringe Benefit
------------------------- -------------  --------------- ----------------- ---------------------  ------------------------
Mr. Andrew Limpert                  40%  60%             0%                0%                     N/A
------------------------- -------------  --------------- ----------------- ---------------------  ------------------------

1On an incidental basis, Mr. Terry Deru is engaged in informal research on the intended services and software for this entity on his own time.

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

Item 10.  EXECUTIVE COMPENSATION


Name and Principal            Year       Salary(1)       Bonus       Other Annual      Restricted    Securities   LTIP        Other
Position                                                           Compensation       Stock        Underlying   Payouts     (Loans)
                                                                                     Awards(s)     Options
----------------------------- ---------  ------------- ----------  ----------------- ------------- ------------ ----------  --------
                                2004     $191,741                  $98,000*          __            __           __
Mr. Terry Deru,                 2003     $240,000      __          __                __            __           __          0
President                       2002      $240,000     __          __                __            __           __
                                2001      $262,000     __          __                __            __           __

----------------------------- ---------  ------------- ----------  ----------------- ------------- ------------ ----------  --------
                                2004     $213,405      $22,000     $98,000*          __            __           __
Mr. Scott Deru,,   Secretary    2003     $240,000      __          __                __            __           __          0
                                2002     $240,000      __          __                __            __           __
                                2001     $240,000      __          __                __            __           __
----------------------------- ---------  ------------- ----------  ----------------- ------------- ------------ ----------  --------
                                2004     $204,380      __          __                __            __           __
Mr. Andrew Limpert,             2003     $210,000      __          __                __            __           __          0
Treasurer                       2002     $165,000      __          __                __            __           __
                                2001     $118,000      __          __                __            __           __

----------------------------- ---------  ------------- ----------  ----------------- ------------- ------------ ----------  --------

* Per previous royalty agreement for contribution of proprietary benefits products.

         To date, directors have not been paid any compensation for attendance at Board of Directors meetings. It is anticipated that as soon as revenues would justify such expenditure, Directors will be paid a per diem payment of $500 for attending each Board of Directors meetings.

         1 Historically, the principals of Prime Resource LLC have taken draws equal to a salary compensation of $240,000 per year in the case of Mr. Scott Deru, and $240,000 for Mr. Terry Deru. Mr. Terry Deru received a salary of $262,000 in 2001, and received $240,000 in 2002. He also received this salary in 2003. Mr. Limpert was paid compensation of $118,000 in 2001, $165,000 in 2002 and was paid $210,000 in 2003. The officers have decided after the restructuring of Prime Resource to fix their salaries at these levels as evidenced by an employment contract, earlier discussed under "Remuneration of Officers and Directors". The most essential term of such contract is that the company may terminate the employment agreement, without cause, at anytime upon notice. If Prime is successful in completing this offering, the company may consider executive stock options or other incentive plans.

         Each of the three principal officers serves Prime pursuant to a written employment agreement which is essentially identical in terms for each officer, except for the compensation provisions outlined above. The essential terms of the employment agreements provide as follows:

     (1)  Each employment contract runs for three years from April 5, 2002;

     (2) There are no currently adopted benefits or stoc rights, except 18 days of paid leave per year for each officer;

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

     Title of Class       Name and Address of Owner                   Current Shares        Current Percentage of
                                                                      Owned                 Outstanding
                                                                                            (Rounded)
------------------------- ------------------------------------------- --------------------- --------------------------
Common Stock              Terry Deru
                          99 Cove Lane                                       974,000        33%
                          Layton, Utah 84040
------------------------- ------------------------------------------- --------------------- --------------------------
Common Stock              Scott Deru
                          6855 N. Frontier Drive                             999,500        34%
                          Mountain Green, Utah 84050
------------------------- ------------------------------------------- --------------------- --------------------------
Common Stock              Andrew Limpert
                          8395 S. Parkhurst Circle                           717,900        24%
                          Sandy, Utah 84094
------------------------- ------------------------------------------- --------------------- --------------------------
Common Stock              Officers and Directors as                         2,691,400       91%
                          a Group2
------------------------- ------------------------------------------- --------------------- --------------------------





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

         o The Company has historically made and received loans and advances from owners and employees without independent Board review. These historical loans are now paid. Under the provisions of the recent Sarbanes-Oxley Act, Prime has discontinued, as a public company, any further loans or advances to officers, directors or employees.

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


                                     Part IV

                 Item 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         In a board meeting in June, 2004, the Board of Directors decided to affirm the continuance of Child, Sullivan & Company of 1284 West Flint Meadow Drive, Suite D, Kaysville, Utah 84037 as the independent auditors. This action was ratified by shareholder vote in June, 2004.

         For the calendar year 2004, the accounting firm of Child, Sullivan & Co. charged the company a total of $29,024.50 for independent accounting and auditing fees. As noted above, the company has no material disagreements with its auditing firm as to the financial statements contained in this annual report.

                    Item 14. EXHIBITS AND REPORTS ON FORM 8-K

         Under the following exhibit index are all of the relevant exhibits and reports required to be filed or referenced by the 10-KSB.

         There was no 8-K Report filed in calendar year 2004


(a) Exhibit Index:

         Exhibit No.

     (3.1)Articles  of   Incorporation   of   Registrant.   Earlier   filed  and
          incorporated as part of SB-2 Registration Statement. (4/2003)

     (3.2)By-Laws of Registrant.  Earlier filed and incorporated as part of SB-2
          Registration Statement.

     (10) Material contracts. Earlier filed and incorporated as part of SB-2 Registration Statement.

     (23) Consent of Experts and Counsel. Attached.

     (31  & 32) Certifications. Attached.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                     REGISTRANT:

                                     PRIME RESOURCE, INC.

Dated:  March 31, 2005               By:  /s/ Terry Deru
                                        -----------------
                                     Terry Deru, President
                                           Chief Executive Officer

Dated:  March 31, 2005               By:   /s/ Andrew Limpert
                                     Andrew Limpert
                                     Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the date indicated have signed this report below:

Dated:  March 31, 2005               By: /s/ Terry Deru
                                    Terry Deru, Chairman


Dated:  March 31, 2005               By:  /s/ Scott Deru
                                    Scott Deru, Director


Dated:  March 31, 2005               By:  /s/ Andrew Limpert
                                    Andrew Limpert, Director

                            CERTIFICATION PURSUANT TO
    SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


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

     (3) Based on my knowledge, the financial statements, and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     (4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     (a) designed such disclosure controls and procedure to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     (c)  presented   in  this   Annual   Report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

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


Dated:  March 31, 2005

                            By: /s/ Terry M. Deru
                            Terry M. Deru, Chief Executive Officer

                            CERTIFICATION PURSUANT TO
    SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


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

     (3) Based on my knowledge, the financial statements, and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     (4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     (a) designed such disclosure controls and procedure to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     (c)  presented   in  this   Annual   Report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

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


Dated:  March 31, 2005

                                By:  /s/ Andrew Limpert
                                Andrew Limpert, Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Prime Resource, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Mr. Terry
M. Deru, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that:

         (1) The report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




Date: March 31, 2005           BY:  /s/  Terry Deru
                               ---------------------------------------------
                               Terry Deru, Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Prime Resource, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Mr. Terry
M. Deru, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that:

         (1) The report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




Date: March 31, 2005     BY:  /s/s Andrew Limpert
                          --------------------------------------------
                          Andrew Limpert, Chief Financial Officer