Form 10QSB
period 2005-03-31
PRIME RESOURCE INC
filed 2005-05-16
CIK 1173281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 2005

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD From                          to                   .
                               ------------------------    ------------------

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

                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant has required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [] No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act). []Yes [X] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock: 2,934,000 shares issued and outstanding as of March 31, 2005, No Par Value. Authorized - 50,000,000 common voting shares.

                                      INDEX

                              Prime Resource, Inc.
                      For The Quarter Ending March 31, 2005


Part I.  Financial Information

Item 1. Financial Statements

          Consolidated Balance Sheet - March 31, 2005 (Unaudited) .

          Consolidated Statements of Operations (Unaudited) - For the three months ended March 31, 2005, and for the three months ended March 31, 2004; .

          Consolidated Statements of Shareholders' Equity (Unaudited) as of March 31, 2005 and December 31, 2004.

          Consolidated Statements of Cash Flows (Unaudited) - For the three months ended March 31, 2005, and for the three months ended March 31, 2004.

          Notes to Condensed Financial Statements (Unaudited) - March 31, 2005

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation.

          Controls and Procedures

Part II.  Other Information

Item 5. Other Matters

Item 6. Exhibits and Reports on Form 8-K

Signatures

Certifications

                         Part I - Financial Information

Item 1. Financial Statements




                      Prime Resource, Inc. and Subsidiaries
                     Consolidated Balance Sheet (Unaudited)
                                 March 31, 2005



ASSETS

Current assets:
Cash                                                                                $      841,524
Accounts receivable                                                                        472,147
Interest receivable                                                                         12,333
Investments in marketable securities                                                       424,817
                                                                             ---------------------
Total current assets                                                                     1,750,821

Property and equipment, net                                                                165,977
Notes receivable                                                                            40,000
Deferred tax assets                                                                         37,233
Other assets                                                                                 9,001
                                                                             ---------------------

Total assets                                                                         $   2,003,032
                                                                             =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                                   $        49,340
Income taxes payable                                                                        17,827
Accrued compensation, commissions and benefits                                             461,034
Notes payable, current portion                                                              34,572
Deferred tax liabilities                                                                   129,829
                                                                             ---------------------
Total current liabilities                                                                  692,602

Notes payable, net of current portion                                                       39,382

Commitments and contingencies                                                                    -

STOCKHOLDERS' EQUITY
Common stock, no par value,  50,000,000 authorized
 shares; 2,934,000 shares issued and outstanding                                           907,427
Treasury Stock                                                                            (79,013)
Retained earnings                                                                          442,634
                                                                             ---------------------
Total stockholders' equity                                                               1,271,048
                                                                             ---------------------

Total liabilities and stockholders' equity                                         $     2,003,032
                                                                             =====================

                      Prime Resource, Inc. and Subsidiaries

                Consolidated Statements of Operations (Unaudited)

                                                                      For the Three Months
                                                                         Ended March 31,

                                                                 2005                      2004
                                                         --------------------      ---------------------
Revenues


Commissions                                                 $       1,450,591          $       1,124,560
Investment and business advisory fees                                 149,178                    151,186
Interest and dividends                                                  5,306                      3,804


                                                         --------------------      ---------------------
                                                                    1,605,075                  1,279,550

Expenses

Commissions                                                         1,067,339                    716,616
Compensation and benefits                                             349,103                    320,453
General and administrative                                            122,999                    120,329
Occupancy expense                                                      10,023                     29,318
Depreciation expense                                                   37,138                     11,990
Interest expense                                                        1,319                        928
                                                         --------------------      ---------------------

                                                                    1,587,921                  1,199,634
                                                         --------------------      ---------------------

Net operating income                                                   17,154                     79,916

Gains and (losses)

Realized gains on trading securities                                    1,051                          -
Unrealized gains on trading securities                                 84,710                      2,802
                                                         --------------------      ---------------------

Net gains and (losses)                                                 85,761                      2,802
                                                         --------------------      ---------------------

Net income before income taxes (benefits)                             102,915                     82,718

Income tax expense (benefit)                                           39,460                     17,332
                                                         --------------------      ---------------------

NET INCOME                                                $            63,455        $            65,386
                                                         ====================      =====================

Weighted average shares outstanding                                 2,934,000                  2,934,000

Basic and fully diluted net income per share                            $0.02                      $0.02


                      Prime Resource, Inc. and Subsidiaries


           Consolidated Statements of Stockholders' Equity (Unaudited)



                                            Common                              Treasury        Retained
                                            Shares          Amount              Stock           Earnings        Total
                                           ------------     ----------      -------------     ----------     -----------

Balance at December 31, 2003                  2,934,000     $  907,427      $     (77,755)    $   94,151     $   923,823

Net income                                            -              -                  -        285,028         285,028
                                           ------------     ----------      -------------     ----------     -----------

Balance at December 31, 2004                  2,934,000        907,427            (77,755)       379,179       1,208,851

                         Treasury stock                              -             (1,258)             -          (1,258)

                             Net income               -              -                  -         63,455          63,455
                                           ------------     ----------      -------------     ----------     -----------

              Balance at March 31, 2005       2,934,000     $  907,427      $     (79,013)    $  442,634     $ 1,271,048
                                           ============     ==========      =============     ==========     ===========

                      Prime Resource, Inc. and Subsidiaries

                Consolidated Statements of Cash Flows (Unaudited)

                                                                             Three Months Ended
                                                                     March 31,                   March 31,
                                                                       2005                       2004
                                                                -------------------        ------------------
Cash Flows From Operating Activities:
   Net income                                                   $            63,455        $           65,386
      Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                       37,138                    11,990
         Unrealized gains on trading securities                             (84,710)                   (2,802)
         Realized gains on trading securities                                (1,051)                        -
         Changes in assets and liabilities:
             Accounts receivable                                            (37,933)                  (28,814)
             Income taxes receivable                                          9,770                         -
             Interest receivable                                             (1,000)                   (1,000)
             Other assets                                                     4,103                    (2,794)
             Deferred tax assets                                                  -                    24,814
             Accounts payable                                                 8,649                    49,463
             Income taxes payable                                            17,827                         -
             Accrued compensation                                            74,705                    35,533
             Deferred tax liabilities                                        16,915                    (7,482)
                                                                -------------------        ------------------

     Net cash provided by operating activities                              107,868                   144,294

Cash Flows From Investing Activities:
Purchase of trading securities                                              (50,606)                  (27,851)
Purchase of equipment                                                       (40,212)                  (16,437)
Proceeds from sales of trading securities                                     2,566                     3,376
                                                                -------------------        ------------------

    Net cash used in investing activities                                   (88,252)                  (40,912)

Cash Flows From Financing Activities:
Payments on notes payable                                                    (4,238)                   (3,202)
Purchase of treasury stock                                                   (1,258)                        -
                                                                -------------------        ------------------

     Net cash used in financing activities                                   (5,496)                   (3,202)
                                                                -------------------        ------------------

Net increase in cash and cash equivalents                                    14,120                   100,180
Cash and cash equivalents at beginning of period                            827,404                   399,403
                                                                -------------------        ------------------
Cash and cash equivalents at end of period                      $           841,524        $          499,583
                                                                ===================        ==================

Supplemental Cash Flow Information:
      Cash paid for interest                                    $             1,319        $              928
      Cash paid for taxes                                                         -                         -

                      Prime Resource, Inc. and Subsidiaries
                    Notes to Financial Statements (Unaudited)
                   March 31, 2005cial Statements (Unaudited)

1.   Presentation

The financial statements as of March 31, 2005 and 2004 and for the three months ended March 31, 2005 and 2004, were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist primarily of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an annual reports on Form 10-KSB which included audited financial statements for the two years ended December 31, 2004. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-KSB filing.

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

Plan of Operation

Prime Resource, Inc. ("Prime") is a Utah Corporation which was organized and filed of record on March 29, 2002 as a successor entity to Prime, LLC, (a limited liability company). Prime is an integrated business entity that conducts all of its actual business activities through its wholly owned subsidiaries:
Belsen Getty, LLC ("Belsen Getty"), and Fringe Benefit Analysts, LLC ("FBA"). Prime Retirement Services, LLC, ("Prime Retirement") has recently been organized to potentially assume some of the core businesses or similar services of Prime, but is not operational or integrated to date. Unless otherwise specifically described in this report, the reference to Prime shall collectively mean both Prime and its two current operating subsidiaries.

The principal business activity of Prime has been, and will continue to be for the foreseeable future, providing insurance and related insurance products principally in the health, life, dental and disability areas, as well as implementing and managing various employee related benefit programs and plans, such as 401(k) retirement accounts.

 The insurance activities of Prime are primarily conducted through FBA. FBA is licensed as an insurance agency. Belsen Getty supplies collateral services related primarily to formation and funding of pension and investment management programs, as well as retirement planning and general business and financial consulting. Belsen Getty is a registered investment advisory firm.
 Prime Retirement is a potential start-up consulting entity which has not commenced operations.

The sector breakdown of revenues and profits by the two operating entities for comparative quarters is generally summarized below:

FBA Analysts:

     1st Quarter 2005 Gross Revenues                       $ 1,447,634
     Net Profits                                           $ 131,911
     1st  Quarter 2004 Gross Revenues                      $ 1,132,060
     Net Profits                                           $ 194,764

Belsen Getty:

     1st Quarter 2005 Gross Revenues                       $ 235,253
     Net Profits                                           $ 22,796
     1st Quarter 2004 Gross Revenues                       $ 145,530
     Net Loss                                              $ (56,808)

Historically, management intended to attempt to grow the company primarily through the acquisition of other insurance providers into the FBA entity and by developing new client relationships. Concurrently, Belsen Getty attempted to expand its financial and business consulting and pension planning services principally by creating a more extensive investment advisory role. Prime Retirement is attempting to research various related business activities, but has not commenced operations.

During the first quarter of 2005 it became increasingly clear to management that there were a paucity of suitable insurance brokerage acquisition opportunities that would meet the criteria of materially growing the revenue base of the company. As a result the management has made a conscious decision to shift emphasis to explore potential merger or acquisition possibilities in unrelated areas.

FBA is also currently negotiating potential marketing plans to expand its "Advantage Program" whereby it provides plan administration services along with selling insurance products. Additionally, FBA is allowing access to the Advantage Program for competitors for a negotiated percentage of their gross revenues

The company completed an initial public offering of its shares on June 16, 2003 in which it raised $750,000 in gross proceeds and $709,664 in net proceeds. Its stated intention was to employ the majority of these funds for acquisitions to grow its core insurance services and products as generally discussed above. During the first quarter of 2005, Prime has determined that these funds may be better employed enhancing current operations by upgrading programs, systems and equipment with the balance reserved for funding a more broad based pursuit of merger or acquisition possibilities. No proceeds of the offering are employed to pay for costs of day-to-day operations.

To the date of this report, the company has expended approximately $ 392,086.33 of the offering proceeds and has approximately $ 354,855.67 remaining which is more particularly reported under Item 5 of this report pursuant to SEC Rule 463. The remaining offering proceeds are yet to be employed and are being reserved for potential acquisitions and other business expansion and marketing concepts.

The company's long term growth and potential to realize profits is substantially dependent upon the ability of management of the company to successfully employ the proceeds of the public offering in a manner which will generate additional revenues and potential net income to Prime. No assurance or warranty of the success of Prime, in this regard, can be made or implied at this time.

As may be noted from the foregoing financial statements, the company experienced a profit of $ 285,028 in calendar year 2004. For the first quarter of 2005 the company realized an after-tax net profit of $ 63,455 compared to $ 65,386 in the comparable period of 2004.

In the current quarter we had net profits of $ 63,455 on gross revenues of $ 1,605,075. The comparable revenues for the first quarter of 2004 were $ 1,124,560 revenues and $ 65,386 profits. We attribute this revenue growth primarily to the increased marketing of our services and products to new clients and the expanded agent recruiting due to our "Advantage Program". Also, Prime has increased its client base and commissions. Profit changes were small because Prime also had a substantial increase in commission expenses and employee costs. Each person reviewing this report should understand that the company has only had historical profits since 2003. The failure of the company to have a long history of profits and determination to seek other business activities should be considered as potential risk factors to any person acquiring securities of the company in that it does not have a proven or sustained profit history.

Prime, including all subsidiaries, has 19 full-time employees, 1 part-time employee and 51 affiliated commission based insurance or other agents.

As of March 31, 2005, the outstanding current liabilities of the company were $ 692,602 which is an increase of $ 106,753 over the year end of 2004. Liabilities increased due to greater agent commissions, deferred tax liabilities and the current portion of notes payable. The company has accumulated retained earnings from its inception as a corporate entity to March 31, 2005 of $ 442,634.

Products and Markets

As generally described above, the revenue sources to Prime are primarily divided into two categories. FBA offers of a broad line of insurance products and services with a primary emphasis on group health, disability, dental and life policies. Belsen Getty offers related investment and planning services.

The insurance activities of Prime are primarily offered within the eleven western United States. Prime acts as a general agent through FBA for various companies in supplying the insurance policies and services. However, four companies account, collectively, for almost all of the policies provided by Prime. These four principal suppliers of policies to Prime are Altius Insurance, United Health Care, Intermountain Health Care and Regence Blue Cross. Commissions for the placement of these products range from approximately 2-20%.

The company currently has, as of March 31, 2005, approximately 505 customers who are receiving ongoing insurance coverage and related services from FBA. FBA also has what it believes to be a unique program related to its insurance activities in which it acts as a plan developer and facilitator for various human resource programs such as COBRA, HIPAA and State continuation plans and other insurance related plans that require ongoing filing and consulting/management services. These services have previously been described as the "Advantage Program". FBA believes it has been successful in growing its business through supplying the advantage services at no additional cost to the insurance client. The company also believes it has been successful in maintaining a profit, while providing these services without additional cost to the client, by obtaining discounts from service providers who provide these ongoing management services.

Belsen Getty supplies investment advisory and pension management services to various clients of Prime. Some, but not all, of these clients are referred by FBA incident to completion of insurance funded products sold to various individuals and entities which then require pension fund management. The compensation for these valuable services is derived on a fee basis. The fees range from 25 basis points to 125 basis points per year depending upon the size of the portfolio or program managed. There are no commissions paid on investment products and the assets are held by third party custodians, such as various brokerage firms. It is anticipated that the Belsen Getty portion of the business will grow concurrently with the growth of the FBA business, but for the foreseeable future will generate revenues substantially less than the FBA component of the business. As of March 31, 2005, FBA has approximately 505 customers and Belsen Getty has 520 clients.


Liquidity and Sources of Capital

As previously noted, the parent entity, Prime Resource, Inc., completed a public offering as of April 16, 2003 resulting in net proceeds to the company of $709,664. It was believed and anticipated that these proceeds would be sufficient to implement the general growth plan of the company, as generally described above, and which included acquisition of other insurance brokers, as well as the recruitment and training of insurance agents with existing books of business, clients, and established insurance markets. No warranty or assurance of the success of this proposed plan of operation can be made, but it is believed that there is sufficient existing capital in the company to implement this plan from the proceeds of the offering. Prime is presently in a position where it believes that its general revenues can sustain other business operations, including salaries, rent, utilities and other overhead costs, without the employment of offering proceeds for those general operating purposes.

Since the first quarter of 2005 the company has decided to use the net proceeds on an as needed basis only to enhance existing business equipment or procedures and as may become necessary to pursue and analyze subsequent business opportunities. As of March 31, 2005 there remained $ 354,855.67 of net proceeds.

The company has no present plans for any additional offering of its securities or other capital formation activities for the foreseeable future.

Further, the company does not significantly rely on lines of credit or other bank loans for its present operations and has total outstanding debt obligations, as of March 31, 2005, of approximately $73,954, while maintaining a net worth of approximately $ 1,271,048. It is not contemplated that any significant offering proceeds will be used to develop Prime Retirement LLC.




Risk Factors

There is a significant new risk factor to shareholders as the company transitions from attempting to expand its core insurance/consulting services to potential merger and acquisition efforts with unknown entities. Any such future reorganization would most likely result in a change of management, business, and the relative share ownership of current shareholders.

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

         (b) Changes in internal controls. The Company made no significant changes in its internal controls since completing its public offering. The company as of the first quarter of 2004 obtained a listing of its stock on the National Association of Securities Dealers ("NASD") sponsored Electronic Bulletin Board, but does not view such listing as requiring a change in its accounting or auditing practices at the present time.

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

                           Part II - Other Information

Item 5.  Other Matters

         (1) Public Offering & Use of Proceeds. As generally noted above, Prime completed its initial public offering of 150,000 shares to 17 new shareholders as of June 16, 2003. Pursuant to SEC Rule 463, the use or employment of the proceeds are periodically disclosed as part of this report. We have elected to set-out such information in a tabular format:

1.   Offering Effective Date
      4/16/2003

2.    Offering Closed                               $750,000         $709,664
      6/16/2003                                 Gross Proceeds      Net Proceeds
                                                                       N/A
3.   Costs of offering including                    $40,336
      legal, accounting, filing fees,
      consulting and miscellaneous
      (No commissions were paid)

4.   No direct payments were made to any                  0              0
      officer, director or affiliated person.
      The offering was a self-underwriting
      with no commissions.

                  Of the net proceeds, the following principal
                     expenditures have been made during this
                                    Quarter:

(i) Software/computer upgrades                     $  2,196.92

(ii) Database work & website costs                 $  5,235.78

(iii) Legal-primarily NASD listing                 $

(iv) Working Capital                               $  7,303.98

(v) Office equipment                               $  2,562.11

(vi) Marketing                                     $  1,316.51

(vii) New Employees                                $

(viii) New Marketing Coordinator                   $

(ix) Client gifts and costs                        $

                                                   -----------

                                                   $ 18,615.30
                                                   ===========

           Prior Offering Proceeds Expenditures    $   336,193
           (Previously Reported)

           Remaining Net Proceeds                  $   354,855



         (2) Auditors. Child and Sullivan of Kaysville, Utah will continue, subject to Board discretion, as the Company's new independent auditors. The auditors were appointed in August, 2003. The company has no differences of opinion with its prior or current auditors.

         (3) Trading. The company trades on the Electronic Bulletin Board under the symbol "PRRO". The Electronic Bulletin Board is essentially an informal trading mechanism managed by the National Association of Securities Dealers, but does not constitute a regular NASDAQ exchange or listing. It is, essentially, an electronic intra-dealer quotation system for small public companies not meeting the requirements for regular NASDAQ listing. During the first quarter of 2005 the trading range of the company's stock was as follows:

                                  Trading Range

                  High $6.20                         Low $5.00

         (4) Annual Meeting. The company held its annual meeting of shareholders on June 5 th, 2004, wherein the nominated directors were re-elected and the choice of independent auditors was ratified by majority shareholder vote. No meeting date in 2005 has presently been set.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

          31.1 and 31.2  Certifications  under Section 302 of the Sarbanes-Oxley
                         Act of 2002

          32.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SECTION 1350)

(b) Reports on Form 8-K

         No reports on Form 8-K were filed during the reporting period.

(c)      Other Exhibits-None




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:   May 16, 2005                      By:   /s/ Terry M. Deru
                                                   Mr. Terry M. Deru
                                                   President, Director



Date:    May 16, 2005                     By:  /s/ Andrew W. Limpert
                                                   Mr. Andrew W. Limpert
                                                   Director, Treasurer/CFO

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

         DATE: May 16, 2005

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

         DATE:  May 16, 2005


                                        /s/ Andrew W. Limpert
                                        ----------------------------------
                                        Mr. Andrew W. Limpert Chief
                                        Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Prime Resource, Inc. (the "Company") on Form 10- QSB for the period ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Mr. Terry Deru, President and Chief Executive Officer and Mr. Andrew Limpert, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the bet of our knowledge and belief:

         (1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




Date:    May 16, 2005                     /s/ Terry M. Deru
                                            Mr. Terry M. Deru
                                            President, Director



Date:    May 16, 2005                    /s/ Andrew W. Limpert
                                            Mr. Andrew W. Limpert
                                            CFO, Director


A signed original of this written statement required by Section 906 or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form with the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.