Form 10QSB
period 2005-06-30
PRIME RESOURCE INC
filed 2005-08-15
CIK 1173281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED June 30, 2005

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD From                          to                     .
                               ------------------------    ---------------------

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

                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant has required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      X  Yes        No
                                     ------      -----

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 126-2 of the Exchange Act).          Yes         X  No
                                               -----         ------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock: 2,960,900 shares issued and 2,944,200 outstanding as of August 1, 2005, No Par Value. Authorized - 50,000,000 common voting shares.

                                      INDEX

                              Prime Resource, Inc.
                      For The Quarter Ending June 30, 2005


Part I.  Financial Information

     Item 1. Financial Statements

                    Consolidated Balance Sheet - June 30, 2005 (Unaudited) and December 31, 2004.

                    Consolidated Statements of Operations (Unaudited) - For the three months ended June 30, 2005, and for the three months ended June 30, 2004; and for the comparable six month periods ending June 30, 2005 and June 30, 2004.

                    Consolidated Statements of Shareholders' Equity for Jan 1, 2003 through June 30, 2005 .

                    Consolidated Statements of Cash Flows (Unaudited) - For the six months ended June 30, 2005, and for the six months ended June 30, 2004.

                    Notes to Condensed Financial Statements (Unaudited) - June 30, 2005

     Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation.

                    Controls and Procedures


Part II.  Other Information

     Item 5. Other Matters

     Item 6. Exhibits and Reports on Form 8-K

Signatures

Certifications

                         Part I - Financial Information

     Item 1. Financial Statements



                      Prime Resource, Inc. and Subsidiaries
              Consolidated Balance Sheet (Unaudited), June 30, 2005

                                                                                June 30,
                                                                                  2005
                                                                            --------------
ASSETS
Current Assets:
   Cash                                                                     $      628,870
   Accounts receivable                                                             557,264
   Interest receivable                                                              23,333
   Trading securities                                                              307,663
   Note receivable                                                                 250,000
                                                                            --------------
Total Current Assets                                                             1,767,130
                                                                            --------------

Leasehold improvements and equipment, net of accumulated
   depreciation and amortization of $225,464                                       172,138
Notes receivable                                                                    40,000
Deferred tax assets                                                                 37,233
Other assets                                                                        13,093
                                                                            --------------

                        Total Assets                                        $    2,029,594
                                                                            ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                         $       47,208
   Accrued compensation, commissions and benefits                                  540,900
   Notes payable, current portion                                                   42,476
   Income taxes payable                                                              9,898
   Deferred tax liabilities                                                         97,940
                                                                            --------------
Total Current Liabilities                                                          738,422

Notes payable, net of current portion                                               26,468
Commitments and contingencies                                                         -
                                                                            --------------
STOCKHOLDERS' EQUITY
   Common stock, no par value, 50,000,000 authorized
     shares; 2,960,900 shares issued and 2,944,200 shares outstanding              934,677
   Treasury stock                                                                  (82,058)
   Retained earnings                                                               412,085
                                                                            --------------
Total stockholders' equity                                                       1,264,704
                                                                            --------------

                        Total Liabiities and Stockholders' Equity           $    2,029,594
                                                                            ==============


                             See accompanying notes.

                      Prime Resource, Inc. and Subsidiaries
               Consolidated Statements of Operations (Unaudited)

                                                          Six Months Ended June 30,           Three Months Ended June 30,
                                                          2005              2004                2005             2004
                                                     --------------    --------------      --------------    --------------
Revenues
   Commissions                                       $    3,172,566    $    2,345,234      $    1,721,975    $    1,220,674
   Investment and business advisory fees                    337,973           324,935             188,794           173,750
   Interest and dividends                                    21,026             7,737              15,720             3,933
                                                     --------------    --------------      --------------    --------------
                                                          3,531,565         2,677,906           1,926,489         1,398,357

Expenses
   Commissions                                            2,311,061         1,510,789           1,243,724           794,173
   Compensation and benefits                                806,034           633,667             456,931           313,214
   General and administrative                               242,927           212,314             119,927            91,984
   Occupancey expense                                        20,432            56,285              10,409            26,967
   Depreciation expense                                      75,142            23,943              38,005            11,953
   Interest expense                                           1,913             1,758                 595               830
                                                     --------------    --------------      --------------    --------------
                                                          3,457,509         2,438,756           1,869,591         1,239,121
                                                     --------------    --------------      --------------    --------------
   Net operating income                                      74,056           239,150              56,898           159,236
                                                     --------------    --------------      --------------    --------------

Gains and losses
   Unrealized (loss) gains on trading securities            (17,395)              862            (102,105)           (1,940)
   Other gains (losses)                                        (111)              -                (1,162)              -
                                                     --------------    --------------      --------------    --------------
   Net gains (losses)                                       (17,506)              862            (103,267)           (1,940)
                                                     --------------    --------------      --------------    --------------
Net income (loss) before income taxes (benefits)             56,550           240,012             (46,369)          157,296

Income tax expense (benefit)                                 23,644            82,048             (15,816)           64,716
                                                     --------------    --------------      --------------    --------------

NET INCOME (LOSS)                                    $       32,906    $      157,964      $      (30,553)   $      (92,580)
                                                     ==============    ==============      ==============    ==============

Weighted average shares outstanding                       2,933,906         2,934,000           2,934,511         2,934,000

Basic and fully diluted net income (loss)
   per share                                         $         0.01    $         0.05      $        (0.01)   $        (0.03)


                             See accompanying notes.

                      Prime Resource, Inc. and Subsidiaries
          Consolidated Statements of Stockholders' Equity (Unaudited)


                                                                                                     Retained
                                                      Common Stock                Treasury           Earnings
                                                Shares          Amount              Stock            (Deficit)          Total
                                            --------------    --------------    --------------    --------------    --------------
Balance at January 1, 2003                       2,800,000    $      197,763    $        -        $       (7,700)   $      190,063
Proceeds from common stock offering                150,000           709,664             -                  -              709,664
Treasury stock                                     (16,000)             -              (77,755)             -              (77,755)
Net income                                            -                 -                -               101,851           101,851
                                            --------------    --------------    --------------    --------------    --------------

Balance at December 31, 2003                     2,934,000           907,427           (77,755)           94,151           923,823
Net income                                            -                 -                -               285,028           285,028
                                            --------------    --------------    --------------    --------------    --------------

Balance at December 31, 2004                     2,934,000           907,427    $      (77,755)   $      379,179    $    1,208,851
Common stock issued for services                    10,900            27,250             -                  -               27,250
Treasury stock                                        (700)             -               (4,303)             -               (4,303)
Net income - period ended June 30, 2004               -                 -                -                32,906            32,906
                                            --------------    --------------    --------------    --------------    --------------

Balance at June 30, 2005                         2,944,200    $      934,677    $      (82,058)   $      412,085    $    1,264,704
                                            ==============    ==============    ==============    ==============    ==============


                            See accompanying notes.

                      Prime Resource, Inc. and Subsidiaries
               Consolidated Statements of Cash Flows (Unaudited)

                                                                       Six Months Ended June 30,
                                                                       2005              2004
                                                                  --------------    --------------
Cash Flows From Operating Activities:
   Net income                                                     $       32,906    $      157,964
     Adjustments to reconcile net income to net
       cash provided (used) by operating activities:
        Depreciation and amortization                                     75,142            23,943
        Write-off of notes receivable from related parties                     -                 -
        Change in deferred taxes                                         (14,974)           31,880
        Realized loss on trading securities                                  111                 -
        Unrealised (losses) on trading securities                        (17,395)             (862)
        Issuance of shares for services                                   27,250                 -
        Changes in assets and liabilities:
           Accounts receivable                                          (123,050)          (50,829)
           Interest receivable                                           (12,000)           (2,000)
           Income tax receivable                                           9,770            33,354
           Other assets                                                       11             9,000
           Accounts payable                                                6,517            25,277
           Income tax payable                                              9,898           (15,373)
           Accrued expenses                                              154,571            53,080
                                                                  --------------    --------------
   Net cash provided by operating activities                             183,547           265,434

Cash Flows From Investing Activities:
   Purchase of trading securities                                        (53,876)          (29,914)
   Purchases of equipment                                                (84,377)          (20,121)
   Treasury stock                                                         (4,303)                -
   Notes receivable                                                     (250,000)                -
   Proceeds from sales of trading securities                              19,723             3,376
                                                                  --------------    --------------
   Net cash used in investing activities                                (372,833)          (46,659)

Cash Flows From Financing Activities:
   Payments on notes payable                                              (9,248)           (5,519)
                                                                  --------------    --------------
   Net cash used in financing activities                                  (9,248)           (5,519)
                                                                  --------------    --------------

Net increase (decrease in cash and cash equivalents                     (198,534)          213,256
Cash and cash equivalents at beginning of period                         827,404           399,403
                                                                  --------------    --------------

Cash and cash equivalents at end of period                        $      628,870    $      612,659
                                                                  ==============    ==============

Supplemental Cash Flow Information:
   Cash paid for interest                                         $        1,913    $          928
   Cash paid for taxes                                            $       24,000    $       58,100


                            See accompanying notes.

                      Prime Resource, Inc. and Subsidiaries
                    Notes to Financial Statements (unaudited)
                                  June 30, 2005

1.   Presentation

The financial statements as of June 30, 2005 and 2004 and for the three and six months ended June 30, 2005 and 2004, were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist primarily of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC annual reports on Form 10-KSB which included audited financial statements for the two years previously ending December 31, 2004. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10- KSB filing.

2. Net income per common share

Net income per common share is computed based on the weighted-average number of common shares and, as appropriate, dilutive common stock equivalents outstanding during the period. Stock options and warrants are considered to be common stock equivalents.

Basic net income per common share is the amount of net income for the period available to each share of common stock outstanding during the reporting period. Diluted net income per common share is the amount of net income for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

No changes in the computation of diluted earnings per share amounts are presented since no potentially dilutive securities have been granted or issued.

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

Plan of Operation

Prime Resource, Inc. ("Prime") is a Utah Corporation which was organized and filed of record on March 29, 2002 as a successor entity to Prime, LLC, (a Utah limited liability company). Prime is an integrated business entity that conducts all of its actual business activities through its wholly owned subsidiaries:
Belsen Getty, LLC ("Belsen Getty") and Fringe Benefit Analysts, LLC ("FBA"). Prime Retirement Services, LLC, ("Prime Retirement") has previously been organized to potentially assume some of the core businesses or similar services of Prime, but is not operational or integrated to date. Unless otherwise specifically described in this report, the reference to Prime shall collectively mean both Prime and its two current operating subsidiaries.

The principal business activity of Prime has been, and will continue to be for the foreseeable future, providing insurance and related insurance products principally in the health, life, dental and disability areas, as well as implementing and managing various employee related benefit programs and plans, such as 401(k) retirement accounts.

The insurance activities of Prime are primarily conducted through FBA. FBA is licensed as an insurance broker. Belsen Getty supplies collateral services related primarily to formation and funding of pension and investment management programs, as well as retirement planning and general business and financial consulting. Belsen Getty is a licensed investment advisory firm. Prime Retirement is a potential start-up consulting entity which has not commenced operations and has been closed as a business entity during the 2nd quarter of 2005.

The sector breakdown of revenues and profits by the two operating entities for comparative quarters is generally summarized below:



FBA Analysts:

     2nd Quarter 2005 Gross Revenues                       $  1,721,975
     Net Profits                                           $    150,058
     2nd Quarter 2004 Gross Revenues                       $  1,220,674
     Net Profits                                           $    203,253

Belsen Getty:

     2nd  Quarter 2005 Gross Revenues                      $     85,564
     Net Profits                                           $   (104,572)
     2nd  Quarter 2004 Gross Revenues                      $    177,683
     Net Profits                                           $       (733)

Historically, management intended to attempt to grow the company primarily through the acquisition of other insurance providers into the FBA entity and by developing new client relationships. Concurrently, Belsen Getty attempted to expand its financial and business consulting and pension planning services principally by creating a more extensive investment advisory role.

During the first and second quarters of 2005, it became increasingly clear to management that there were a paucity of suitable insurance company acquisition opportunities that would meet the criteria of materially growing the revenue base of the company. As a result, the management has made a conscious decision to shift emphasis to explore potential merger or acquisition possibilities in unrelated areas.

FBA is also currently negotiating potential marketing plans to expand its "Advantage Program" whereby it provides plan administration services along with selling insurance products. Further, FBA is allowing access to the Advantage Program for competitors for a negotiated percentage of their gross revenues.

The company completed an initial public offering of its shares on June 16, 2003 in which it raised $750,000 in gross proceeds and $709,664 in net proceeds. Its stated intention was to employ the majority of these funds for acquisitions to grow its core insurance services and products as generally discussed above. During the second quarter of 2005, Prime has determined that these funds may be better employed enhancing current operations by upgrading programs, systems and equipment with the balance reserved for funding a more broad based pursuit of merger or acquisition possibilities. No proceeds of the offering are employed to pay for costs of day-to-day operations.

To the date of this report, the company has expended approximately $ 379,072 of offering proceeds and has approximately $330,591 remaining which is more particularly reported under Item 5 of this report pursuant to SEC Rule 463. The balance of the offering proceeds are yet to be employed and are being reserved for reviewing and potentially acquiring other businesses or concepts.

The company's long term growth and potential to realize profits is substantially dependent upon the ability of management of the company to successfully employ the proceeds of the public offering in a manner which will generate additional revenues and potential net income to Prime. No assurance or warranty of the success of Prime, in this regard, can be made or implied at this time.

The company experienced a profit of $285,028 in calendar year 2004. For the second quarter of 2005 the company realized an after tax net loss of $(30,553) compared to $(92,580) in the comparable period of 2004.

In the current quarter we had net losses of $(30,553) on gross revenues of $1,926,489. The comparable revenues for the second quarter of 2004 were $1,398,357 and $(92,580) in net losses. We attribute this revenue growth primarily to the increased marketing of our services and products to new clients and the expanded operation of our "Advantage Program". Also, Prime has increased its client base and commissions. After tax losses for the quarter were a result of Prime had a substantial increase in commission expenses and employee costs. Each person reviewing this report should understand that the company has only had historical profits since 2003. The failure of the company to have a long history of profits and determination to seek other business activities should be considered as potential risk factors to any person acquiring securities of the company in that it does not have a proven or sustained profit history.

Prime, including all subsidiaries, has 18 full-time employees, 1 part-time employee and 49 affiliated commission based insurance or other agents.

As of June 30, 2005, the outstanding current liabilities of the company were $695,946 which is an increase from $585,849 for the year end 2004. Liabilities increased due to greater agent commissions. The company has an accumulated retained earnings from its inception as a corporate entity to June 30, 2005 of $412,085.

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

FBA currently has, as of June 30, 2005, approximately 514 customers who are receiving ongoing insurance coverage and related services from FBA. FBA also has what it believes to be a unique program related to its insurance activities in which it acts as a plan developer and facilitator for various insurance programs such as COBRA, HIPAA and State continuation plans and other insurance related plans that require ongoing filing and consulting/management services. These services have previously been described as the "Advantage Program". FBA believes it has been successful in growing its business through supplying the advantage services at no additional cost to the insurance client. The company also believes it has been successful in maintaining a profit, while providing these services without additional cost to the client, by obtaining discounts from service providers who provide these ongoing management services.

Belsen Getty supplies investment advisory and pension management services to various clients of Prime. Some, but not all, of these clients are referred by FBA incident to completion of insurance funded products sold to various individuals and entities which then require pension fund management. The compensation for these valuable services are derived on a fee basis. The fees range from 25 basis points to 125 basis points per year depending upon the size of the portfolio or program managed. There are no commissions paid on investment products and the assets are held by third party custodians, such as various brokerage firms. It is anticipated that the Belsen Getty portion of the business will grow concurrently with the growth of the FBA business, but for the foreseeable future will generate revenues substantially less than the FBA component of the business. As of June 30, 2005, FBA has approximately 514 customers and Belsen Getty has 481 clients.

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

Since the first quarter of 2005 the company has decided to use the net proceeds on an as needed basis only to enhance existing business equipment or procedures and as may become necessary to pursue and analyze subsequent business opportunities. As of June 30, 2005 there remained $330,591 of net proceeds.

The company has no present plans for any additional offering of its securities or other capital formation activities for the foreseeable future.

Further, the company does not significantly rely on lines of credit or other bank loans for its present operations and has total outstanding debt obligations, as of June 30, 2005, of approximately $68,944, while maintaining a net worth of approximately $1,264,704.

Recent Developments

During the second quarter, Prime has been involved in potential merger, acquisition or share exchange discussions with several companies for the purposes of obtaining a new business purpose as previously described. All of these negotiations have been preliminary and none of them have resulted to the date of this Report in any definitive agreement. All interested parties and each shareholder are advised that should Prime reach a definitive reorganization acquisition , or other similar type of agreement, it will promptly file an 8-K report with the Securities and Exchange Commission (SEC) generally outlining the terms of that agreement. The company would also intend to post the general terms of such agreement on its company website and may issue a corresponding press release. It is also anticipated that most types of reorganization proposals in a definitive state would require shareholder approval for which your vote, as a shareholder, would be solicited through a normal proxy solicitation process.

The form of most of these negotiations, to date, has generally revolved around Prime discussing acquiring a new unrelated business purpose for the issuance of additional stock with the concurrent reduction of the principal shareholders presently issued stock in consideration for the spin-off to those principals of the existing insurance and investment advisory related services of Prime. It should be noted, however, that no assurance or warranty that any type of reorganization can be completed is made or implied by this general discussion; nor, should one assume that the final form of any definitive agreement would follow the general outline of prior discussions described by this paragraph.

At present the company remains in continuing negotiations with one potential acquisition candidate and should a definitive agreement be reached with this potential candidate, the disclosures and filings described above would be promptly made available to shareholders and other interested parties in public filings as described above. The company is committed to continue actively pursuing some type of acquisition or reorganization candidate to advance its business purposes as a public company through a form of business enterprise which it believes would be more profitable and more compatible with the public nature of the company.

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

                  Of the net proceeds, the following principal
                     expenditures have been made during this
                                    Quarter:



(i) Software/computer upgrades            $   4,315.70

(ii) Database work & website costs        $   2,907.92

(iii) Legal-primarily NASD listing        $


(iv) Working Capital                      $   5,212.25

(v) Office equipment                      $   5,355.84

(vi) Marketing                            $   2,505.12


(vii) New Employees                       $

(viii) New Marketing Coordinator          $

(ix) Client gifts and costs               $   3,967.81

                                          ------------

                                          $  24,264.81
                                          ============

Prior Offering Proceeds Expenditures      $ 354,808.30
(Previously Reported)

Remaining Net Proceeds                    $    330,591



         (2) Auditors. Child, Sullivan and Company of Kaysville, Utah will continue, subject to Board discretion, as the Company's new independent auditors. The auditors were appointed in August, 2003. The company has no differences of opinion with its prior or current auditors.

         (3) Trading. The company trades on the Electronic Bulletin Board under the symbol "PRRO". The Electronic Bulletin Board is essentially an informal trading mechanism managed by the National Association of Securities Dealers, but does not constitute a regular NASDAQ exchange or listing. It is, essentially, an electronic intra-dealer quotation system for small public companies not meeting the requirements for regular NASDAQ listing. During the second quarter of 2005 the trading range of the company's stock was as follows:

                  High              Low
                  $5.5             $2.5

         (4) Annual Meeting. The company held its annual meeting of shareholders on the 5th of June 2004, wherein the nominated directors were re-elected and the choice of independent auditors was ratified by majority shareholder vote. No meeting date in 2005 has presently been set.

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



Date: August 15, 2005     By: /s/ Terry M. Deru
                             -----------------------
                          Mr. Terry M. Deru
                          President, Director



Date: August 15, 2005     By: /s/ Andrew W. Limpert
                             -----------------------
                             Mr. Andrew W. Limpert
                             Director, Treasurer/CFO

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

         DATE:  August 15, 2005


         /s/  Terry M. Deru
         ------------------------------------
         Mr. Terry M. Deru
         President

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

         DATE:  August 15, 2005


                /s/  Andrew W. Limpert
                ----------------------------------
                Mr. Andrew W. Limpert
                Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Prime Resource, Inc. (the "Company") on Form 10- QSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Mr. Terry Deru, President and Chief Executive Officer and Mr. Andrew Limpert, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the bet of our knowledge and belief:

         (1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




Date:    August 15, 2005      /s/  Terry M. Deru
                                Mr. Terry M. Deru
                                President, Director



Date:    August 15, 2005      /s/  Andrew W. Limpert
                                Mr. Andrew W. Limpert
                                CFO, Director





A signed original of this written statement required by Section 906 or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form with the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.