Form 10QSB
period 2005-09-30
PRIME RESOURCE INC
filed 2005-10-21
CIK 1173281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED September 30, 2005

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD From                          to
                               ------------------------    --------------------

                        Commission File Number 333-88480

                              PRIME RESOURCE, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

              Utah                                            04-3648721
              -----                                           -----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

   1245 East Brickyard Road, Suite 590
       Salt Lake City, Utah 84106                          (801) 433-2000
      ----------------------------                         --------------
(Address of principal executive officers)        (Registrant's telephone number,
                                                      including area code)

                                      None
              (Former name, former address and former fiscal year,
                          if changed since last report)

               Securities registered pursuant to Section 12(b) of
                                    the Act:

                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant has required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [] No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act). [] Yes [X] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock: 2,955,990 shares issued and outstanding as of September 30, 2005, No Par Value. Authorized - 50,000,000 common voting shares.

                                      INDEX

                              Prime Resource, Inc.
                    For The Quarter Ending September 30, 2005


Part I.  Financial Information

     Item 1. Financial Statements

          Consolidated Balance Sheets - Septembe 30, 2005 (Unaudited) and December 31, 2004.

          Consolidated Statements of Operations (Unaudited) - For the three months ended September 30, 2005, and for the three months ended September 30, 2004; and for the comparable nine month periods ending September 30, 2005 and September 30, 2004.

          Consolidated Statements of Shareholders' Equity as of December 31, 2004 through September 30, 2005

          Consolidated Statements of Cash Flows (Unaudited) - For the nine months ended September 30, 2005, and for the nine months ended September 30, 2004.

          Notes to Condensed  Financial  Statements  (Unaudited) - September 30,
          2005

     Item 2. Management's Discussion and Analysis o Financial Condition or Plan of Operation.

          Controls and Procedures


Part II.  Other Information


     Item 5. Other Matters


     Item 6. Exhibits and Reports on Form 8-K

     Signatures

     Certifications

                         Part I - Financial Information

         Item 1.  Financial Statements


                              Prime Resource, Inc.
                     Consolidated Balance Sheet (Unaudited)

                                                              September 30,
                                          ASSETS              2005
                                                      ---------------------

                                 Current Assets:
                                            Cash      $             570,795
                             Accounts receivable                    545,498
                             Interest receivable                     62,333
            Investments in marketable securities                    330,854
                       Notes receivable, current                    350,000
                                                      ---------------------

                            Total Current Assets                  1,859,480
                                                      ---------------------

                     PROPERTY AND EQUIPMENT, NET                    158,826
                                                      ---------------------

                                Notes receivable                     40,000
                             Deferred tax assets                     37,233
                                    Other assets                     15,298
                                                      ---------------------

                                    Total assets      $           2,110,837
                                                      =====================


            LIABILITIES AND STOCKHOLDERS' EQUITY

                            Current Liabilities:
                                Accounts payable      $              33,868
  Accrued compensation, commissions and benefits                    513,796
                            Income taxes payable                      2,559
                          Deferred taxes payable                    119,315
                  Notes payable, current portion                     29,820
                                                      ---------------------

                       Total Current Liabilities                    699,358
                                                      ---------------------

                          Long-term Liabilities:
           Notes payable, net of current portion                     34,661
                                                      ---------------------

                     Total Long-Term Liabilities                     34,661
                                                      ---------------------

                               Total Liabilities                    734,019
                                                      ---------------------

  Common stock, no par value,  50,000,000 shares
             authorized, 2,983,850 shares issued
                       and 2,955,290 outstanding                          0
                      Additional Paid-In Capital                    964,802
                                  Treasury Stock                   (83,553)
                               Retained earnings                    495,569
                                                      ---------------------

                            Stockholders' Equity                  1,376,818
                                                      ---------------------

      Total Liabilities and Stockholders' Equity      $           2,110,837
                                                      =====================

                              Prime Resource, Inc.
                  Consolidated Statements of Income (Unaudited)


                                                 For the Three                                   For the Nine
                                                        Months                                         Months
                                                         Ended                                          Ended
                                                 September 30,                                      September 30,
                                          --------------------------------------------    ------------------------------------------
                                                  2005                     2004                   2005                   2004
                                          --------------------    --------------------    -------------------    -------------------
                              REVENUES

                           Commissions    $          1,690,409    $          1,212,050    $         4,862,975    $         3,557,284
 Investment and business advisory fees                 164,942                 155,314                502,915                480,249
                Interest and dividends                  43,552                   3,951                 64,578                 11,687
                          Other income                       0                       0                      0                      0
                                          --------------------    --------------------    -------------------    -------------------

                        Total Revenues               1,898,903               1,371,315              5,430,468              4,049,220
                                          --------------------    --------------------    -------------------    -------------------

                              EXPENSES

                           Commissions               1,267,202                 788,398              3,577,322              2,299,183
             Compensation and benefits                 381,312                 317,692              1,163,811                951,358
            General and administrative                 115,496                 101,354                382,840                305,836
                     Occupancy expense                  32,022                  34,855                 97,596                 98,970
                  Depreciation expense                  15,888                  12,768                 45,897                 36,711
                      Interest expense                   1,206                     961                  3,120                  2,719
                                          --------------------    --------------------    -------------------    -------------------

                        Total Expenses               1,813,126               1,256,028              5,270,586              3,694,777
                                          --------------------    --------------------    -------------------    -------------------

                  Net operating income                  85,777                 115,287                159,882                354,443
                                          --------------------    --------------------    -------------------    -------------------

                      GAINS AND LOSSES

  Realized gains on trading securities                       0                     505                  (111)                  1,368
Unrealized gains on trading securities                  23,192                   3,402                  5,797                  3,402
                                          --------------------    --------------------    -------------------    -------------------

                  Total Gains (Losses)                  23,192                   3,907                  5,686                  4,770
                                          --------------------    --------------------    -------------------    -------------------

        Net income before income taxes                 108,969                 119,194                165,568                359,213

                    Income tax expense                  25,536                  69,564                 49,178                151,612
                                          --------------------    --------------------    -------------------    -------------------

                            Net income    $             83,433    $             49,630    $           116,390    $           207,601
                                          ====================    ====================    ===================    ===================

               BASIC AND FULLY DILUTED
                  NET INCOME PER SHARE    $               0.03    $               0.02    $              0.04    $              0.07
                                          ====================    ====================    ===================    ===================

     WEIGHTED AVERAGE NUMBER OF COMMON
                    SHARES OUTSTANDING
                                                     2,945,475               2,934,000              2,937,825              2,934,000
                                          ====================    ====================    ===================    ===================


                              Prime Resource, Inc.
                      Consolidated Statement of
               Stockholders' Equity (Unaudited)
                      For the nine months ended
                               September 30, 2005

                                                                Additional                    Retained
                                       Common                      Paid-in   Treasury           Earnings          Total
                                        Stock
                                 ---------------------------
                                       Shares     Amount           Capital    Stock           (Deficit)         Equity
                                 ------------ --------------  -------------  -------------  -------------  --------------
      Balance, December 31, 2004    2,934,000 $            0  $     907,427  $     (77,755) $     379,179  $    1,208,851

Common stock issued for services       22,950              0         57,375              0              0          57,375

                  Treasury stock        (960)              0              0         (5,798)             0          (5,798)

                      Net income            0              0              0              0        116,390         116,390
                                 ------------ --------------  -------------  -------------  -------------  --------------

     Balance, September 30, 2005    2,955,990 $           0   $    964,802   $     (83,553) $     495,569  $    1,376,818
                                 ============ ==============  =============  =============  =============  ==============

                              Prime Resource, Inc.
                Consolidated Statements of Cash Flows (Unaudited)

                                                           For the nine months ended
                                                                  September 30,
                                                            2005                2004
                                                     ------------------   -----------------

             Cash Flows From Operating Activities:
                                        Net income   $          116,390   $         207,601
   Adjustments to reconcile net income to net cash
                 provided by operating activities:
                     Depreciation and amortization               45,897              36,711
                          Change in deferred taxes                6,401              36,386
                   Issuance of shares for services               57,375                   0
               Realized loss on trading securities                  111                   0
            Unrealized gains on trading securities              (5,796)             (1,368)
                Changes in assets and liabilities:
                               Accounts receivable            (111,284)            (98,255)
                               Interest receivable             (51,000)             (3,000)
                           Income taxes receivable                9,770              33,354
                                      Other assets              (2,194)               9,000
                                  Accounts payable              (6,823)              36,166
                                  Accrued expenses              127,467              56,191
                                Income tax payable                2,559              24,745
                                                     ------------------   -----------------

         Net Cash Provided By Operating Activities              188,873             337,531
                                                     ------------------   -----------------

             Cash Flows From Investing Activities:
                                  Notes receivable            (350,000)                   0
                                    Treasury stock              (5,798)                   0
                    Purchase of trading securities             (53,876)           (105,215)
         Proceeds from sales of trading securities               19,723               3,376
                             Purchase of equipment             (41,820)            (27,889)
                                                     ------------------   -----------------

             Net Cash Used In Investing Activities            (431,771)           (129,728)
                                                     ------------------   -----------------

              Cash Flows From Financing Activities
                         Payments on notes payable             (13,711)             (9,610)
                                                     ------------------   -----------------

             Net Cash Used In Financing Activities             (13,711)             (9,610)
                                                     ------------------   -----------------

          Net Increase (Decrease) In Cash And Cash            (256,609)             198,193
                                          Equivalents

    Cash And Cash Equivalents At Beginning Of Year              827,404             399,403

                                                     ------------------   -----------------
        Cash And Cash Equivalents At End Of Period   $       $  570,795   $         597,596
                                                     ==================   =================

               Supplemental Cash Flow Information:
                            Cash paid for interest   $            3,120   $           2,719
                               Cash paid for taxes   $           35,500   $          83,000

                               NONCASH ACTIVITIES:
 Purchase of equipment with long term note payable   $                0   $          30,822


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


Plan of Operation

Prime Resource, Inc. ("Prime") is a Utah Corporation which was organized and filed of record on March 29, 2002 as a successor entity to Prime, LLC, (a Utah limited liability company). Prime is an integrated business entity that conducts all of its actual business activities through its wholly owned subsidiaries:
Belsen Getty, LLC ("Belsen Getty") and Fringe Benefit Analysts, LLC ("FBA"). Prime Retirement Services, LLC, ("Prime Retirement") had previously been organized to potentially assume some of the core businesses or similar services of Prime, but it will not be organized or funded. Unless otherwise specifically described in this report, the reference to Prime shall collectively mean both Prime and its two current operating subsidiaries.

The principal business activity of Prime has been, and will continue to be for the immediate future, providing insurance and related insurance products principally in the health, life, dental and disability areas, as well as implementing and managing various employee related benefit programs and plans, such as 401(k) retirement accounts. See description of probable reorganization below.

The insurance activities of Prime are primarily conducted through FBA. FBA is licensed as an insurance broker. Belsen Getty supplies collateral services related primarily to formation and funding of pension and investment management programs, as well as retirement planning and general business and financial consulting. Belsen Getty is a registered investment advisory firm. Prime Retirement was a potential start-up consulting entity which has not commenced operations.

The sector breakdown of revenues and profits by the two operating entities for comparative quarters is generally summarized below:



FBA Analysts:

     3rd Quarter 2005 Gross Revenues                       $1,712,185

     Net Profits                                           $322,274

     3rd Quarter 2004 Gross Revenues                       $1,215,436

     Net Profits                                           $174,785



Belsen Getty:

     3rd  Quarter 2005 Gross Revenues                      $186,718

     Net Profits                                           $(205,884)

     3rd   Quarter 2004 Gross Revenues                     $155,879

     Net Profits                                           $(10,276)





Historically, management intended to attempt to grow the company primarily through the acquisition of other insurance agencies into the FBA entity and by developing new client relationships. Concurrently, Belsen Getty attempted to expand its financial and business consulting and pension planning services principally by creating a more extensive investment advisory role. Prime Retirement Services has been abandoned.

During the first and second quarters of 2005, it became increasingly clear to management that there were a paucity of suitable insurance agency acquisition opportunities that would meet the criteria of materially growing the revenue base of the company. As a result, the management has made a conscious decision to shift emphasis to explore potential merger or acquisition possibilities in unrelated areas as more fully discussed below.


FBA continues currently negotiating potential marketing plans to expand its "Advantage Program" whereby it provides plan administration services along with selling insurance products. Further, FBA is allowing access to the Advantage Program for competitors for a negotiated percentage of their gross revenues.

The company completed an initial public offering of its shares on June 16, 2003 in which it raised $750,000 in gross proceeds and $709,664 in net proceeds. Its stated intention was to employ the majority of these funds for acquisitions to grow its core insurance services and products as generally discussed above. During the third quarter of 2005, Prime has determined that these funds may be better employed enhancing current operations by upgrading programs, systems and equipment with the balance reserved for funding a more broad based pursuit of merger or acquisition possibilities. No proceeds of the offering are employed to pay for costs of day-to-day operations.

To the date of this report, the company has expended approximately $709,664 of offering proceeds and has $0 remaining which is more particularly reported under
Item 5 of this report pursuant to SEC Rule 463.

To date, the company's long term growth and potential to realize profits was substantially dependent upon the ability of management of the company to successfully employ the proceeds of the public offering in a manner which will generate additional revenues and potential net income to Prime. No assurance or warranty of the success of Prime, in this regard, can be made or implied at this time.

The company experienced a profit of $285,028 in calendar year 2004. For the third quarter of 2005 the company realized an after tax profit of $83,433 compared to a profit $49,630 in the comparable period of 2004.

The current quarter net income of $ 83,433 on gross revenues of $ 1,898,903 was primarily attributable to the company's executive efforts to negotiate a reorganization and alternative business direction. The comparable revenues for the third quarter of 2004 were $1,371,315 and $49,630 in net income. We attribute the revenue growth primarily to the increased marketing of our services and products to new clients and the expanded operation of our "Advantage Program". Also, Prime has increased its client base and commissions through expanding it's affiliated agent base. Each person reviewing this report should understand that the company has only had periodic profits since 2003. The failure of the company to have a long history of profits and determination to seek other business activities should be considered as potential risk factors to any person acquiring securities of the company in that it does not have a proven or sustained profit history.

Prime, including all subsidiaries, currently has 18 full-time employees, 1 part-time employee and 49 affiliated commission based insurance or other agents.

As of September 30, 2005, the outstanding current liabilities of the company were $699,358 which is an increase of $ 113,509 over the year end of 2004. Liabilities increased slightly due to greater agent commissions and substantial costs related to reorganization activities. The company has an accumulated retained earnings from its inception as a corporate entity to September 30, 2005 of $495,569.

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

The company currently has, as of September 30, 2005, approximately 502 customers who are receiving ongoing insurance coverage and related services from FBA. FBA also has what it believes to be a unique program related to its insurance activities in which it acts as a plan developer and facilitator for various insurance programs such as COBRA, HIPAA and State continuation plans and other insurance related plans that require ongoing filing and consulting/management services. These services have previously been described as the "Advantage Program". FBA believes it has been successful in growing its business through supplying the advantage services at no additional cost to the insurance client. The company also believes it has been successful in maintaining a profit, while providing these services without additional cost to the client, by obtaining discounts from service providers who provide these ongoing management services.

Belsen Getty supplies investment advisory and pension management services to various clients of Prime. Some, but not all, of these clients are referred by FBA incident to completion of insurance funded products sold to various individuals and entities which then require pension fund management. The compensation for these valuable services are derived on a fee basis. The fees range from 25 basis points to 125 basis points per year depending upon the size of the portfolio or program managed. There are no commissions paid on investment products and the assets are held by third party custodians, such as various brokerage firms. It is anticipated that the Belsen Getty portion of the business will grow concurrently with the growth of the FBA business, but for the foreseeable future will generate revenues substantially less than the FBA component of the business. As of September 30, 2005, FBA has approximately 502 customers and Belsen Getty has 490 clients.

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

Since the first quarter of 2005 the company has decided to use the net proceeds on an as needed basis only to enhance existing business equipment or procedures and as may become necessary to pursue and analyze subsequent business opportunities. As of September 30, 2005 there remained $ 0 of net proceeds.

The company has no present plans for any additional offering of its securities or other capital formation activities for the foreseeable future, other than generally described in the event of the share exchange discussed below.

Further, the company does not significantly rely on lines of credit or other bank loans for its present operations and has total outstanding debt obligations, as of September 30, 2005, of approximately $64,481, while maintaining a net worth of approximately $1,376,818.


Recent Developments

The Company believes it is in the final negotiation stages of an anticipated reorganization with a private technology company. Prime believes it would be improper and potentially illegal to disclose or discuss any details of this potential reorganization until a final definitive agreement is reached and approved by the board. However, because the negotiation appear to be in a final stage with a high probability of the conclusion of a proposed reorganization to be presented shortly to shareholders, management has elected to outline the probable general terms of any such reorganization with the caveat that the final definitive terms are not presently agreed upon and will be presented to shareholders only through a proxy solicitation and publicly announced 8-K filing when and if a definitive agreement is reached. Within the limitations of this caveat, Prime indicates that it appears shareholders will be presented with a share exchange and resulting reorganization incorporating the following primary terms:

     1. Prime would issue and exchange a preponderate majority of its shares to the private company shareholders to acquire the private technology company as a wholly owned subsidiary.

     2 The existing Prime Principal shareholders would exchange back a majority of their shares for the existing assets and businesses of Prime;

     3. Current shareholders would incur a dilution and decreased percentage of ownership in the reorganized company;

     4.   There would be a 2.5:1 forward stock split;

     5. A private placement offering of its shares and share warrants in the approximate amount of 3 million dollars as part of the share exchange together with the creation of various stock rights.

     6. Shareholders would be asked to allow the Compan to change its name, business purpose and elect new management as nominated by the private company being acquired.

During the past quarter the company has made bridge loans to the private technology company of approximately $350,000, which will be converted to equity if the share exchange is closed. If not, the loans will constitute a short term obligation owing to Prime.

Risk Factors

There are significant new risk factors to shareholders if the company transitions from attempting to expand its core insurance/consulting services to potential merger and acquisition efforts with unknown entities. Any such future reorganization would most likely result in a change of management, business, and the relative share ownership of current shareholders.

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

     Of the net proceeds, the following principal expenditures have been made during this third Quarter:

(i) Software/computer upgrades                                      $
(ii) Database work & website costs                                  $
(iii) Legal-primarily NASD listing                                  $
(iv) Working Capital                                                $330,591
(v) Office equipment                                                $
(vi) Marketing                                                      $
(vii) New Employees                                                 $
(viii) New Marketing Coordinator                                    $
(ix) Client gifts and costs                                         $
                                                 ---------------------------
                                                                    $330,591
                                                 ===========================

           Prior Offering Proceeds Expenditures                  $379,073.11
           (Previously Reported)

           Remaining Net Proceeds                                         $0

         (2) Auditors. Child, Van Wagoner & Associates, PLLC of Kaysville, Utah will continue, subject to Board discretion, as the Company's new independent auditors. The auditors were appointed in August, 2003. The company has no differences of opinion with its prior or current auditors.

         (3) Trading. The company trades on the Electronic Bulletin Board under the symbol "PRRO". The Electronic Bulletin Board is essentially an informal trading mechanism managed by the National Association of Securities Dealers, but does not constitute a regular NASDAQ exchange or listing. It is, essentially, an electronic intra-dealer quotation system for small public companies not meeting the requirements for regular NASDAQ listing. During the third quarter of 2005 the trading range of the company's stock was as follows:

                  High              Low
                  $5.75             $1.10

         (4) Annual Meeting. The company held its last annual meeting of shareholders on the 5th of June, 2004, wherein the nominated directors were re-elected and the choice of independent auditors was ratified by majority shareholder vote. No meeting date in 2005 has presently been set, but a meeting of shareholders will be required shortly if the company successfully completes the contemplated share exchange.




Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

     31.1 Certification under Section 302 of the Sarbanes-Oxley Act of 2002
     31.2 Certification under Section 302 of the Sarbanes-Oxley Act of 2002
     32.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SECTION 1350)

(b) Reports on Form 8-K

         No reports on Form 8-K were filed during the reporting period.

(c)      Other Exhibits-None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: October 20, 2005      By: /s/ Terry M. Deru
                                -----------------------------------
                                Mr. Terry M. Deru President,
                                Director



Date: October 20, 2005      By: /s/ Andrew W. Limpert
                                -----------------------------------
                                Mr. Andrew W. Limpert
                                Director, Treasurer/CFO