Form 10KSB/A
period 2004-12-31
PRIME RESOURCE INC
filed 2006-01-09
CIK 1173281

FORM 10-KSB/A
                                (Amendment No.1)
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

MARK ONE

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

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


                                 (801) 433-2000
               --------------------------------------------------
               Registrant's telephone number, including area code

                                   04-3648721
                            -------------------------
                                     I.R.S.
                         Employer Identification Number

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

State issuer's revenues for its most recent fiscal year:    $5,426,464
As of March 1, 2005, the Registrant had outstanding 2,960,900 shares of common stock ($0.001 par value); 50,000,000 common shares authorized.

                               TABLE OF CONTENTS

PART I
                                                                      Page
ITEM 1   DESCRIPTION OF BUSINESS.........................................3

ITEM 2   DESCRIPTION OF PROPERTY........................................12

ITEM 3   LEGAL PROCEEDINGS..............................................12

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............13

PART II

ITEM 5   MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS...........................13

ITEM 6   PLAN OF OPERATION .............................................13

ITEM 7   FINANCIAL STATEMENTS...........................................18

ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURES...............19

ITEM 8A  CONTROLS & PROCEDURES..........................................19

ITEM 8B  OTHER INFORMATION..............................................20

PART III

ITEM 9   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.................21

ITEM 10  EXECUTIVE COMPENSATION.........................................24

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT........................................25

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................27

PART IV

ITEM 13  EXHIBITS 27

ITEM 14  PRINCIPAL ACCOUNTANT FEES & SERVICES...........................27
                  SIGNATURES............................................29

1
                                     PART I

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

      In November of 2002, Belsen Getty received 684,000 restricted common stock in an inactive public company known as Mortgage Professionals Lead Source, Inc.
(MPLS) incident to consulting and advisory services provided to MPLS by Andrew Limpert. MPLS became known as Neuro Bioscience, Inc. (NBI) pursuant to an acquisition of this private company. The shares were issued and held in the name of Prime Resource, Inc., the parent entity to Belsen Getty, by informal assignment from Andrew Limpert who performed the consulting services as an employee of Belsen Getty. While Limpert acted to locate the acquired company, NBI, neither he nor Belsen Getty had a contractual duty to locate or provide such entity as part of his consulting services or entitlement to earn the shares for consulting services to MPLS. At present there is limited public trading by NBI. The operations of NBI are in the early development stage and management has estimated the value of the shares at 15% of the comparable freetrading shares. Any gains realized by Prime from the disposition of NBI shares will be recognized at the time of sale or disposition. Gains actually realized upon disposal of the shares through sales could vary from a loss of $10,000 to a gain of $1.3 Million based on a non discounted share value.

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

         For the calendar year ending 2004 Belsen Getty would estimate that approximately $628,948 or 12% of Prime's revenues were derived from Belsen Getty activities. Of these amounts approximately $357,980 or 57 % of its revenues were derived from direct financial advisory services, approximately $270,968 or 43% were derived from pension retirement consulting services. Approximately 15 % of the business performed by Belsen Getty is a direct result of referrals by the other Prime subsidiaries, Fringe Benefit Analysts and Prime Retirement Services, LLC.

III.     Fringe Benefit Analysts, LLC

         Fringe Benefit Analysts has become the primary insurance arm for the Prime companies. It has a synergistic relationship in that it provides insurance coverage to various pension and retirement plans developed by Prime Retirement Services and to a lesser extent, by Belsen Getty.

         Fringe Benefit estimates that for calendar year 2004 that its total contribution to the revenues of Prime were approximately $4,780,855 or 88%. Approximately 27 % of the services performed by Fringe Benefit Analysts are a direct result of referrals by Belsen Getty.

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

REPORT ON INITIAL PUBLIC FINANCING

         As generally described above, the company completed its initial public offering in July, 2003 in which it raised gross proceeds of $750,000 resulting in net proceeds to the company after offering related costs of $709,664.00. As of March 1, 2005, the company has expended approximately $336,193 of net offering proceeds in accordance with its use of proceeds guidelines contained in the initial public offering and has available for future expenditure the remaining balance of approximately $373,471. This report of the current expenditure and application of offering proceeds is made in accordance with SEC Rule 463. Any interested shareholder or other qualified party wishing to review a more specific breakdown and application of the proceeds of the offering by the company to date may obtain a copy on request from management of the company at the address indicated on the cover page of this annual report.

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

         In addition to the foregoing leasehold estate, Prime owns various office and furnishings and equipment which would value at approximately $162 903.

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

                                     Part II

                  Item 5. MARKET FOR COMMON EQUITY AND RELATED
                               STOCKHOLDER MATTERS

         After substantial delay by the NASD, Prime commenced trading on the over the counter Electronic Bulletin Board (OTCBB) on May 28, 2004. Its trading symbol is PRRO. Following is a table of the trading ranges for its shares in calendar year 2004:

                                            High              Low
                      ------------------ ---------------- -----------------
                      Q2                 $6.00            $5.50
                      ------------------ ---------------- -----------------
                      Q3                 $6.90            $5.50
                      ------------------ ---------------- -----------------
                      Q4                 $6.25            $5.90
                      ------------------ ---------------- -----------------

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

LIQUIDITY AND CONTINUED OPERATIONS

         On December 31, 2004 Prime had assets of $1,569,165. At December 31, 2004, the company's current assets totaled $1,290,925 compared to current liabilities of $481,953. Working capital at December 31, 2004 totaled $808,972, an increase of 14% compared to $710,536 at December 31, 2003. The company had a current ratio at December 31, 2004 of approximately 2.7. The long-term debt of the company as of December 31, 2004 was $32,277 and the retained earnings were

$225,263. As of December 31, 2004, its approximate market valuation was $ 16,284,950 based upon limited trading.

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

RESULTS OF OPERATIONS

         Revenues for 2004 totaled $5,426,464, an increase of $1,579,970 from calendar year 2003. There was also $9,868 in realized and unrealized gains in trading securities, approximately $4,020 of which are unrealized. Net income for 2004 totaled $131,112 compared to $ 101,851 in 2003. The increase in revenues and net earnings was due primarily to growth of the business activities of the company and particularly the writing of more insurance policies with higher average profit margins. Prime realized more modest growth in its Belsen Getty financial consulting and planning sectors. The individual sector revenue and profit breakdowns for these subsidiaries are set-out as follows:


  ----------------------------------------- --------------------- -------------------- ------------------------------
               CALENDAR YEAR                      REVENUES          PRE-TAX INCOME       % OF PRIME TOTAL REVENUES
                    2004                                                (LOSS)
  ----------------------------------------- --------------------- -------------------- ------------------------------
  Fringe Benefit Analysts                        4,780,855              546,100                    88 %
  ----------------------------------------- --------------------- -------------------- ------------------------------
  Belsen Getty                                    628,948              (158,213)                   12 %
  ----------------------------------------- --------------------- -------------------- ------------------------------
  Prime Resource, Inc                              16,661              (191,033)                    0%
  ----------------------------------------- --------------------- -------------------- ------------------------------
               CALENDAR YEAR                      REVENUES          PRE-TAX INCOME       % OF PRIME TOTAL REVENUES
                    2003                                                (LOSS)
  ----------------------------------------- --------------------- -------------------- ------------------------------
  Fringe Benefit Analysts                        3,329,844              566,913                     87%
  ----------------------------------------- --------------------- -------------------- ------------------------------
  Belsen Getty                                    485,320              (245,948)                    13%
  ----------------------------------------- --------------------- -------------------- ------------------------------
  Prime Resource, Inc                              31,330              (214,360)                    0%
  ----------------------------------------- --------------------- -------------------- ------------------------------

         The net operating profit margin for Prime was approximately 3.2% in 2004 with Belsen Getty having a negative net operation profit margin of approximately (3.4)%, Fringe Benefit Analysts net operating profit margin being approximately 10.2% and Prime Resource's net operating profit margin being (3.6%).

         Expenses for the company primarily involved executive salaries, commissions and operation of the business offices, including general salaries and overhead. These expenses for 2004 can be set-out and compared with 2003 in the following table:

                                                                                              % CHANGE BETWEEN 2003
                                                                                                      & 2004
                                                              2004                2003
------------------------------------------------------ -------------------- ----------------- -----------------------
Commissions                                                 3,218,717          1,972,966               63%
------------------------------------------------------ -------------------- ----------------- -----------------------
Compensation and benefits                                   1,317,606          1,122,312               17%
------------------------------------------------------ -------------------- ----------------- -----------------------
General and administrative                                   507,511            444,421                14%
------------------------------------------------------ -------------------- ----------------- -----------------------
Occupancy and related expenses                               145,499            132,733                10%
------------------------------------------------------ -------------------- ----------------- -----------------------
Interest                                                      3,679              14,015                74%
------------------------------------------------------ -------------------- ----------------- -----------------------
Depreciation and amortization                                49,868              48,192                 3%
------------------------------------------------------ -------------------- ----------------- -----------------------
TOTALS                                                      5,242,880          3,734,639               40%
------------------------------------------------------ -------------------- ----------------- -----------------------

Critical Accounting Estimates

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures as of the date of the balance sheet and revenues and expenses for the period. Actual results could significantly differ from those estimates. Significant estimates that may change dramatically in the near term are estimates of unrealized gains and losses on trading securities, estimates of the fair values of investments in non trading securities and resulting deferred tax assets and liabilities, as well as the value of shares received for services. Gains actually realized upon the eventual disposal of these investments could vary from a loss of $10,000 to a gain of $1.3 million based on non-discounted share values.

         The large commission accruals as they related to revenue recognition are not considered a critical accounting estimate due to the short term nature of the accrual. Monthly commission revenue is paid one month after the accrual occurs and is no longer an estimate but a known amount prior to the period accounting statements preparation. Insignificant premium chargebacks also tend to be self correcting in a short period of time and are largely known prior to financial report preparation.

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

                          Item 7. FINANCIAL STATEMENTS

         Following are the Financial Statements prepared by management of the company. These financial statements constitute the formal presentation of financial information by the company, such that all other financial information contained in this 10-KSB report should be read and reviewed in light of the following Financial Statements and notes thereto. Should there exist any conflict between information appearing elsewhere in this Report and the following Financial Statements, the Financial Statements should be given primary definition and control. The notes attached to the Financial Statements constitute an integral part of the financial disclosure and should be read and reviewed in connection with the Financial Statements.

                      Prime Resource, Inc. and Subsidiaries

                        Consolidated Financial Statements
                                      with
                      Independent Auditors' Report Thereon
                     Years Ended December 31, 2004 and 2003

                      Prime Resource, Inc. and Subsidiaries

                        Consolidated Financial Statements


                                December 31, 2004


                                    Contents

Report of Independent Registered Public Accounting Firm....................F-1

Consolidated Financial Statements:

     Consolidated Balance Sheet ...........................................F-2

     Consolidated Statements of Operations.................................F-3

     Consolidated Statements of Stockholders' Equity.......................F-4

     Consolidated Statements of Cash Flows.................................F-5

Notes to Consolidated Financial Statements ................................F-7

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

As discussed in Note 12, certain errors resulting in overstatement of previously reported unrealized gains as of December 31, 2004, were discovered by management of the Company during the current year. Accordingly, the 2004 financial statements have been restated to correct the errors.



Child, Sullivan & Company
Kaysville, Utah
March 23, 2005, except for note 12, relating to restatement of previously issued financial statements, for which the date is October 25, 2005.

                      Prime Resource, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                     December 31, 2004 (restated - Note 12)

      ASSETS
      Current assets:
         Cash and cash equivalents                                                                        $         827,404
         Accounts receivable                                                                                        434,214
         Interest receivable                                                                                         11,333
         Trading securities (Note 2)                                                                                  8,204
         Income taxes receivable (Note 11)                                                                            9,770
         Other current assets                                                                                             -
                                                                                                          -----------------
      Total current assets                                                                                        1,290,925

      Leasehold improvements and equipment, net of accumulated
           depreciation and amortization of $150,322 (Note 3)                                                       162,903

      Notes receivable                                                                                               40,000
      Investments in non-trading securities, at cost- (Note 2)                                                       25,000
      Deferred tax assets (Note 11)                                                                                  37,233
      Other assets                                                                                                   13,104
                                                                                                          -----------------

      Total assets                                                                                        $       1,569,165
                                                                                                          =================

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
           Trade accounts payable                                                                         $          40,691
           Accrued compensation, commissions and benefits                                                           386,329
           Deferred tax liabilities (Note 11)                                                                         9,018
         Current portion of notes payable, including line of credit (Note 4)                                         45,915
                                                                                                          -----------------
      Total current liabilities                                                                                     481,953

      Notes payable, excluding current portion (Note 4)                                                              32,277


      Commitments and contingencies (Note 10)                                                                             -


      Stockholders' Equity (Note 5)
         Common stock, no par value; 50,000,000 authorized
          shares; 2,934,000 shares issued and outstanding                                                           907,427
         Treasury stock                                                                                             (77,755)
         Retained earnings                                                                                          225,263
                                                                                                          -----------------
      Total stockholders' equity                                                                                  1,054,935
                                                                                                          -----------------

      Total liabilities and stockholders' equity                                                          $       1,569,165
                                                                                                          =================


                       See notes to financial statements.

                      Prime Resource, Inc. and Subsidiaries

                      Consolidated Statements of Operations



                                                                                          Years ended December 31,
                                                                                           2004                  2003
                                                                                    -------------       ----------------
      Revenues                                                                  (restated - note 12)
         Commissions                                                                $    4,780,855      $      3,329,844
         Investment and business advisory fees                                             628,948               485,320
         Interest and dividends                                                             16,661                25,284
         Other income                                                                         -                    6,046
                                                                                    --------------      ----------------
                                                                                         5,426,464             3,846,494

      Expenses
         Commissions                                                                     3,218,717             1,972,966
         Compensation and benefits                                                       1,317,606             1,122,312
         General and administrative                                                        507,511               444,421
         Occupancy and related expenses                                                    145,499               132,733
         Interest                                                                            3,679                14,015
         Depreciation and amortization                                                      49,868                48,192
                                                                                    --------------      ----------------
                                                                                         5,242,880             3,734,639
                                                                                    --------------      ----------------

      Net operating income                                                                 183,584              111,855

      Gains and (losses)
         Realized gains on trading securities                                                5,848                     -
         Unrealized gains on trading securities                                              4,020                 1,927
         Net gains (losses) from disposals of fixed assets                                   3,402                (7,177)
                                                                                    --------------      ----------------
              Net gains (losses)                                                          13,270                  (5,250)
                                                                                    -------------       ----------------
      Net income before income tax expense                                                 196,854               106,605

      Income tax expense                                                                    65,742                 4,754
                                                                                    --------------      ----------------

      Net Income                                                                    $      131,112      $        101,851
                                                                                    ==============      ================

Weighted average shares outstanding                                                      2,934,000             2,875,000

Basic and fully diluted net income per share                                               $.04                     $.04


                       See notes to financial statements.

                      Prime Resource, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity


                                                                                                  Retained
                                                      Common Stock                Treasury        Earnings
                                                 ----------------------------
                                                 Shares           Amount            Stock         (Deficit)        Total
                                             -----------------   ------------    ------------   -------------   --------------

Balance at January 1, 2003                           2,800,000   $    197,763    $          -   $      (7,700)  $     190,063

Net proceeds from issuance of common
   stock offering                                      150,000        709,664                                         709,664

Shares exchanged to settle note
   receivable obligation                               (16,000)             -         (77,755)              -         (77,755)

Net income                                                   -              -               -         101,851         101,851
                                                 -------------   ------------    ------------   -------------   -------------

Balance at December 31, 2003                         2,934,000        907,427         (77,755)         94,151         923,823

Net income - restated-note 12                                -              -               -         131,112         131,112
                                                 -------------   ------------    ------------   -------------   -------------

Balance at December 31, 2004 - restated-note 12      2,934,000   $    907,427    $    (77,755)  $     225,263   $   1,054,935
                                                 =============   ============    =============  =============   =============


                       See notes to financial statements.

                      Prime Resource, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                        Years ended December 31,
                                                                                            2004                 2003
                                                                                    --------------      ----------------
      Cash Flows From Operating Activities:                                         (restated - note 12)
      Net income                                                                    $       131,112     $        101,851
      Adjustments to reconcile net income to cash
         used in operating activities:
           Depreciation and amortization                                                     49,868               48,192
           Bad debt expense                                                                       -                7,721
           Non-cash compensation                                                                  -               10,086
           Receipt of client stock for services rendered                                          -               (6,003)
           (Gain) loss on disposal of assets                                                 (3,402)               7,177
           Unrealized gain on trading securities                                             (4,020)              (1,927)
           Realized gain on sale of trading securities                                       (5,848)                   -
           Interest income on loans to related parties                                            -              (11,247)
           Changes in operating assets and liabilities:
                Trade and other accounts receivable                                         (96,271)            (208,649)
                Other current assets                                                         10,000               (1,054)
                Income taxes receivable                                                      23,584              (32,498)
                Deferred tax assets                                                             800              (12,422)
                Accounts payable                                                             32,367              (64,028)
                Deferred tax liabilities                                                    (15,510)                  93
                Accrued liabilities and compensation                                        104,772              138,817
                                                                                    ---------------     ----------------
            Net cash provided by (used in) operating activities                             227,452              (23,891)
                                                                                    ---------------     ----------------
      Cash Flows From Investing Activities:
      Purchases of equipment and leasehold improvements                                     (43,581)             (18,508)
      Proceeds from sale of securities                                                      354,443                    -
      Purchases and reinvestments of securities                                             (96,603)            (273,246)
                                                                                    ---------------     ----------------
            Net cash provided by (used in) investing activities                             214,259             (291,754)
                                                                                    ---------------     ----------------
      Cash Flows From Financing Activities:
      Payments on notes payable to related parties                                                -              (72,149)
      Payments on note payable                                                               (3,795)              (1,728)
      Net proceeds from stock offering                                                            -              709,664
      Net (payments) borrowings on line of credit                                            (9,915)              (5,474)
                                                                                    ---------------     ----------------
           Net cash provided by (used in) financing activities                              (13,710)             630,313
                                                                                    ---------------     ----------------

      Net increase in cash and cash equivalents                                             428,001              314,668
      Cash and cash equivalents at beginning of year                                        399,403               84,735
                                                                                    ---------------     ----------------
      Cash and cash equivalents at end of year                                      $       827,404     $        399,403
                                                                                    ===============     ================


                       See notes to financial statements.

                      Prime Resource, Inc. and Subsidiaries

                                                                                                Years ended
                                                                                     December 31,        December 31,
                                                                                            2004                 2003
                                                                                    --------------      ----------------

      Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                                        $         3,679     $         13,109
                                                                                    ===============     ================

      Cash paid for taxes                                                           $        56,868     $         48,623
                                                                                    ===============     ================

      Non-cash Investing and Financing Activities:

         Company vehicle purchased and financed through a
           trade-in $9,500 and note payable $18,051                                 $             -     $         27,551
                                                                                    ===============     ================

         Principal and interest on related party note receivable
           in exchange for 16,000 shares of Company stock,
           net of interest of $11,247                                               $             -     $         66,508
                                                                                    ===============     ================

         Company vehicle purchased and financed through a
           trade-in $6,500 and a note payable $30,821                               $        37,321     $              -
                                                                                    ===============     ================


                       See notes to financial statements.

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

Uses of Estimates
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures as of the date of the balance sheet and revenues and expenses for the period. Actual results could significantly differ from those estimates. Significant estimates that may change dramatically in the near term are estimates of unrealized gains and losses on trading securities, estimates of the fair values of investments in non trading securities and resulting deferred tax assets and liabilities, as well as the value of shares received for services. Gains actually realized upon the eventual disposal of these investments could vary from a loss of $10,000 to a gain of $1.3 million based on non-discounted share values.

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

Trade Receivables
Trade receivables are estimates of commissions and fees due to the Company for insurance sales and investment advice earned but not yet received. No allowance for bad debts has been established for any of these amounts as the process for recording receivables is based on reviews and analysis of actual historical cash receipts. This cash receipt analysis takes into account both bad debt and potential charge backs on premium cancellations and excludes them from receivables balances when recording revenues and trade receivables. Management estimates that bad debts and charge backs are immaterial and do not change significantly from period to period. Accordingly, an additional reserve at any point in time is not considered necessary.

Trading Securities and Investments
Trading securities are recorded at fair value. Unrealized holding gains or losses on trading securities are reported on the statement of operations. A decline in the market value of the securities below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

Investments in Non-Trading Securities
Investments that don't qualify as trading securities or available for sale securities under SFAS 115, as they are non-public companies for which we do not exert significant influence or public securities for which sale is restricted are included in Investments in non-trading securities in the consolidated balance sheet and are accounted for under the cost method. For these investments, we regularly review the assumptions underlying the operating performance and cash flow forecasts based on information requested from these companies. Generally, this information may be more limited, may not be as timely as and may be less accurate than information available from publicly traded companies. Assessing each investment's carrying value requires significant judgment by management. If it is determined that there is an other-than-temporary decline in the fair value of a security, we write-down the investment to its fair value and record the related write-down as an loss on investments in the consolidated statement of operations.

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

Earnings Per Share
The Company adopted Statement of Financial Accounting Standard No. 128 (SFAS No.
128), "Earnings per Share", which is effective for annual periods ending after December 15, 1997. Earnings per share (EPS) are computed based on the weighted average number of shares actually outstanding. Basic earnings per share and fully diluted earnings per share are the same as there are no common stock equivalents outstanding as of December 31, 2004 and 2003.

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

2.  Trading Securities and Investments in Non-Trading Securities

Trading securities comprise investments in mutual funds and common stocks as of December 31, 2004. The cost basis of trading securities at December 31, 2004 totaled $4,943. Unrealized gains on such securities for the year ended December 31, 2004 and 2003 totaled $4,020 and $1,927, respectively. Realized gains for the year ended December 31, 2004 totaled $5,848. Dividends realized and reinvested in 2004 and 2003 totaled $10,714 and $3,023, respectively.

Investments in non-trading securities consist of investments owned by the company in restricted shares of publicly traded companies or private equity securities without readily ascertainable fair values. These investments have been recorded at cost totaling $25,000 at December 31, 2004, and have been classified as long-term assets since neither the Company nor its management exert significant influence over the operating and financial policies of these companies. Management estimates that the fair value of such investments exceeds cost. Accordingly, no impairment of carrying value has been recorded.

3.    Leasehold Improvements and Equipment

Leasehold improvements and equipment and related accumulated depreciation and amortization at December 31, 2004 consists of the following:


           Leasehold improvements                            $     35,182
           Furniture and equipment                                134,779
           Computer equipment and software                         78,390
           Vehicles                                                64,874
                                                             ------------
                                                                  313,225
           Accumulated depreciation and amortization             (150,322)
                                                             ------------
                                                             $    162,903
                                                             ============

4.    Notes Payable

The Company had notes payable outstanding to three financial institutions as of December 31, 2004:

           Note payable, bearing interest at 2.9% per annum, principle and interest payments of $552 due on the 2nd of each month, maturing
             September 2, 2009. The note is collateralized by a company vehicle
             with a net book value of $34,212.                                      $     28,903
           Note payable, bearing interest at 1.9% per annum, principle and interest payments of $316 due on the 14th of each month,
             maturing June 14, 2008. The note is collateralized by a Company
             vehicle with a net book value of $18,830.                                    12,817

           Bank line of credit, bearing interest at prime plus 2%
           per annum,  interest only payments due the 5th of each month,  maturing
           on March 5, 2005.                                                              36,472
                                                                                    ------------

                                      Total notes payable                                 78,192
                                      Less current portion                                (45,915)
                                                                                    ------------
                                      Total long-term notes payable                 $     32,277
                                                                                    ============

Schedule of notes payable principal maturities:

                                   Year ended December 31,
                                   -------------------------
                                             2005                $ 45,915
                                             2006                   9,685
                                             2007                   9,934
                                             2008                   8,286
                                             2009                   4,372
                                          Thereafter                    -
                                                                 --------
                                                                 $ 78,192
                                                                 ========

Management expects to refinance the bank line of credit that matures on March 5, 2005 under similar terms as currently exist.

5.    Stockholders' Equity

On April 4, 2002, the Company was reorganized from a limited liability company to corporation. The Company was authorized to issue 50,000,000 shares of a single class of common stock with no par value. The Company issued 2,800,000 of such shares to existing members representing the entire ownership interest of the Company at the time of incorporation. As there was no change in control of the organization, the value of the stock, issued in the

5.    Stockholders' Equity (continued)

reorganization, was based on the book value of the predecessor organization of approximately $197,763, as of March 31, 2002. Accordingly, there was no change in the recorded book values of Company assets or liabilities due to the reorganization.

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

The Company's segments use the same policies as those described in the "Summary of Significant Accounting Policies". The Company has no inter-segment revenues or expenses and the intercompany accounts were eliminated.

                                          Asset Management                        Insurance Products
                                    -----------------------------------    -----------------------------------
                                     Year Ended        Year Ended           Year Ended         Year Ended
                                    December 31,      December 31,December 31,                December 31,
                                         2004               2003                 2004              2003
                                    ----------------  -----------------    -----------------  ----------------
Revenues                            $        628,948  $         485,320    $       4,780,855  $      3,329,844
Expenses                                     797,150            733,195            4,234,755         2,755,754
                                    ----------------  -----------------    -----------------  ----------------
Operating profit (loss)                     (168,202)          (247,875)             546,100           574,090
Other gains (losses),
   including unrealized gains                  9,989              1,927                    -            (7,177)
                                    ----------------  -----------------    -----------------  ----------------
Income (loss) before tax                    (158,213)          (245,948)             546,100           566,913
Income tax expense (benefit)                 (55,223)           (10,969)             184,735            25,284
                                    ----------------- -----------------    -----------------  ----------------
Net income (loss)                   $       (102,990) $        (234,979)   $         361,365  $        541,629
                                    ================= =================    =================  ================


                                                  Other                              Consolidated
                                     Year Ended        Year Ended           Year Ended   Year Ended
                                    December 31, December 31,December 31,  December 31,
                                         2004               2003                 2004              2003
                                    ----------------  -----------------    -----------------  ----------------
Revenues                            $         16,661  $          31,330    $       5,426,464  $      3,846,494
Expenses                                     210,975            245,690            5,242,880         3,734,639
                                    ----------------  -----------------    -----------------  ----------------
Operating profit (loss)                     (194,314)          (214,360)             183,584           111,855
Other gains (losses),
   Including unrealized gains                  3,281                  -               13,270            (5,250)
                                    ----------------  -----------------    -----------------  ----------------
Income (loss) before tax                    (191,033)          (214,360)             196,854           106,605
Income tax expense (benefit)                 (63,770)            (9,561)              65,742             4,754
                                    ----------------  -----------------    -----------------  ----------------
Net income (loss)                   $       (127,263) $        (204,799)   $         131,112  $        101,851
                                    ================  =================    =================  ================

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

9.    Related Party Transactions

Notes Receivable

Amounts due from members were subject to accrual of interest income at rates ranging from 4.5 to 4.9 percent. Interest income on amounts due from related parties totaled $11,247 in 2003.

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
                                                            ===============

11.   Income Taxes

Income tax expense (benefit) comprises the following for the year ended December 31, 2003:

                           Current         Deferred            Total
                         -------------    -------------     --------------
   U.S. Federal          $      (6,185)   $      14,689     $        8,504
   State                        (2,062)          (1,688)            (3,750)
                         -------------    -------------     --------------
                         $      (8,247)   $      13,001     $        4,754
                         =============    =============     ==============

Income tax expense (benefit) comprises the following for the year ended December 31, 2004:

                            Current         Deferred            Total
                          -------------    -------------    --------------
    U.S. Federal          $      68,631    $     (12,871)   $       55,760
    State                        11,821           (1,839)            9,982
                          -------------    -------------    --------------
                          $      80,452    $     (14,710)   $       65,742
                          =============    =============    ==============

Total income tax expense differs from the amounts computed by applying the U.S. federal tax income rate of 35 percent to pretax income as a result of the following:

                                                       Year Ended December 31,
                                                           2004            2003
                                                       -------------    -------------
    Federal income tax expense
      (benefit) at statutory rate                      $      68,899    $      37,312
    Benefit of graduated rates                               (14,114)           8,246
    Redetermination of prior year taxes                            -          (36,984)
    Other non-deductible and non-includable items              1,650              (70)
    State taxes, net of federal benefit                        9,307           (3,750)
                                                       -------------    -------------
        Total                                          $      65,742    $       4,754
                                                       =============    =============

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

                                                                            2004            2003
                                                                        -------------    -------------
      Current deferred tax assets (liability):
          Accounts receivable                                           $    (178,219)   $    (139,710)
          Accounts payable                                                     16,277            3,330
          Accrued liabilities                                                 154,532          112,623
          Unrealized gains                                                     (1,608)            (771)
                                                                        -------------    -------------
              Net current deferred tax asset (liability)                $      (9,018)   $     (24,528)
                                                                        =============    =============

      Long-term deferred tax assets (liability):
          Depreciation differences                                      $   (14,278)$    (13,478)
          Deferred income-stock compensation                                   51,511           51,511
                                                                        -------------    -------------
              Net long-term deferred tax asset (liability)              $      37,233    $      38,033
                                                                        =============    =============

Temporary differences resulting in deferred tax assets and liabilities from accounts receivable, accounts payable and accrued liabilities arise from the company's election to use the cash method of accounting for income tax purposes. In addition, the Company has a deferred tax assets of approximately $51,511, relating to the timing of the recognition between book and tax accounting of compensation paid in the form of common stock to an employee of the Company.

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

12. Restatement of Previously Issued Financial Statements

Subsequent to the issuance of its December 31, 2004 financial statements, the Company reevaluated its portfolio of investments in securities and concluded that certain securities previously classified as trading securities did not qualify as such, and accordingly, restated its statement of operations to remove the unrealized gain on trading securities associated with these securities. The restatement resulted in a reduction in unrealized gain on trading securities from $261,832 to $4,020, and a reduction in income tax expense from $169,638 to $65,742, and resulting in an after-tax reduction in net income of $153,916 from $285,028 to $131,112 and a reduction of basic and fully diluted after tax earnings per share from $0.10 per share to $0.04 per share for the year ended December 31, 2004. The restatement also resulted in a reduction in trading securities (at fair value) on the 2004 balance sheet of $282,812 to $8,204, an increase in Investments in non-trading securities (recorded at cost) of $25,000 and a reduction in deferred tax liabilities of $103,896 from $112,914 to $9,018. The adjustments resulted in a net reduction to retained earnings of $153,916.

                    Item 8. CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Prime has no disagreements with its prior or current independent auditors. In May 2003, Prime changed its independent auditors.

Item 8A. CONTROLS AND PROCEDURES

     (a) Prime's Board maintains controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by the report in conforming with SEC Item 307 of Regulation S-B, the chief executive officer and the principal financial officer of the Company concluded that the Company's disclosure controls and procedures are not effective at a reasonable assurance level for its present activities under the foregoing rule in consideration of the restatement of certain financial statements by Prime. The Company identified the following material weakness: 1)the lack of sufficient knowledge and experience among the internal accounting personnel regarding the application of US GAAP and SEC requirements; 2) insufficient written policies and procedures for accounting and financial reporting with respect to the current requirements and application of US GAAP and SEC disclosure requirements. The Company knows of no fraudulent activities within the Company or any material accounting irregularities. The Company currently does not have an independent audit committee. The Company is advised that an independent audit committee is not required for Electronic Bulletin Board Listings, but will further review the advisability and feasibility of establishing such a committee in the future.

     (b) Changes in internal controls. The Company made no specific or significant changes in its internal controls during the quarter or year ended December 31, 2004. In October 2005 Prime was made aware of certain accounting irregularities pursuant to an SEC notice and comment pertaining to its earlier filed periodic reports for the year ending in 2004 and the first two quarters of 2005. We now report retroactively and generally that the within report contains requested changes and restates certain financial information, as well as the included changes in management's discussion and analysis. In particular, this section pertaining to controls and procedures describes action taken to ensure more accurate and effective accounting controls and procedures. In addition to the following general discussion, these matters are more fully discussed in our 10-QSB/A report for the period ending September 30, 2005. During November 2005, the Company has engaged the services of an outside accounting professional which has significant expertise in the application of US GAAP and SEC reporting requirements to advise the Company in the preparation of their financial statements. The Company plans to further implement written policy and procedures for accounting and financial statement preparation in accordance current and future requirements of SEC Item 307 of Regulation S-B and SOX 404. The Company has not currently estimated the cost of implementing these changes in controls and procedures.

     (c) Should the company subsequently seek a listing on an exchange or any full NASD listing, such as the NASDAQ small cap markets, it is aware that other accounting/auditing standards, such as the establishment of an independent audit committee, may be required.

     (d) The company is aware of the general standards and requirements of the Sarbanes-Oxley Act and has implemented procedures and rules to comply, so far as applicable, such as a prohibition on company loans to management and affiliates.

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

------------------------------------ ------------------------------------ -------------------------------------------
               NAME                               POSITION                          CURRENT TERM OF OFFICE
------------------------------------ ------------------------------------ -------------------------------------------
Mr. Terry Deru*                      Director, CEO/President/             Appointed Director in Organizational
                                     Chairman of the Board                Minutes-April, 2002, elected in 2004.
                                                                          Will serve as a Director until next
                                                                          election, 2005 annual meeting not yet
                                                                          set.  Will serve as an officer pursuant
                                                                          to leave of the Board of Directors.
------------------------------------ ------------------------------------ -------------------------------------------


------------------------------------ ------------------------------------ -------------------------------------------
Mr. Scott Deru*                      Director/V.P. Operations             Appointed Director in Organizational
                                                                          Minutes-April, 2002, elected 2004. Will
                                                                          serve as Director until next election,
                                                                          2005 annual meeting not yet set.  Will
                                                                          serve as an officer pursuant to leave of
                                                                          the Board of Directors.
------------------------------------ ------------------------------------ -------------------------------------------
Mr. Andrew Limpert*                  Director/Treasurer/Secretary/        Appointed Director in Organizational
                                     CFO                                  Minutes-April, 2002, elected 2004. Will
                                                                          serve as Director until next election, 2005
                                                                          annual meeting not yet set.  Will serve
                                                                          as an officer pursuant to leave of the
                                                                          Board of Directors.
------------------------------------ ------------------------------------ -------------------------------------------

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

ESTIMATED ALLOCATION OF TIME AND SERVICES

         The following table attempts to set-out the present estimated allocation of time to be devoted by the foregoing officers for Prime and each of the Prime related entities:

-------------------------- ------------ -------------- ---------------- ------------------- ------------------------
                                        BELSEN GETTY   FRINGE BENEFIT       PRIME (1)        PRINCIPAL OFFICER OF:
          NAME                PRIME                                         RETIREMENT
-------------------------- ------------ -------------- ---------------- ------------------- ------------------------
Mr. Terry Deru                     20%            80%               0%                  0%  Belsen Getty
                                                                                            Prime Retirement
-------------------------- ------------ -------------- ---------------- ------------------- ------------------------

-------------------------- ------------ -------------- ---------------- ------------------- ------------------------
Mr. Scott Deru                     20%             0%              80%                  0%  Fringe Benefit
-------------------------- ------------ -------------- ---------------- ------------------- ------------------------
Mr. Andrew Limpert                 40%            60%               0%                  0%  N/A
-------------------------- ------------ -------------- ---------------- ------------------- ------------------------

(1)On an incidental basis, Mr. Terry Deru is engaged in informal research on the intended services and software for this entity on his own time.

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

Item 10.  EXECUTIVE COMPENSATION

------------------------------ -------- ------------ --------- ---------------- ----------- ------------ -------- -----------------
Name and Principal Position    Year     Salary(1)      Bonus     Other Annual
                                                               Compensation     Restricted  Securities   LTIP     Other
                                                                                 Stock      Underlying   Payouts  (Loans)
                                                                                Awards(s)   Options
------------------------------ -------- ------------ --------- ---------------- ----------- ------------ -------- -----------------
                                2004     $191,741                 $98,000*          __          __         __
Mr. Terry Deru,                 2003     $240,000       __           __             __          __         __            0
President                       2002      $240,000      __           __             __          __         __
                                2001      $262,000      __           __             __          __         __
------------------------------ -------- ------------ --------- ---------------- ----------- ------------ -------- -----------------

                                2004     $213,405    $22,000      $98,000*          __          __         __
Mr. Scott Deru,,   Secretary    2003     $240,000       __           __             __          __         __            0
                                2002     $240,000       __           __             __          __         __
                                2001     $240,000       __           __             __          __         __
------------------------------ -------- ------------ --------- ---------------- ----------- ------------ -------- -----------------
                                2004     $204,380       __           __             __          __         __
Mr. Andrew Limpert,             2003     $210,000       __           __             __          __         __            0
Treasurer                       2002     $165,000       __           __             __          __         __
                                2001     $118,000       __           __             __          __         __
------------------------------ -------- ------------ --------- ---------------- ----------- ------------ -------- -----------------

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

  -------------------------------------------------------------------------------------------------------------------
       Title of Class              Name and Address of Owner            Current Shares      Current Percentage of
                                                                             Owned               Outstanding
                                                                                                  (Rounded)

  -------------------------------------------------------------------------------------------------------------------
  Common Stock             Terry Deru
                           99 Cove Lane
                           Layton, Utah 84040                               974,000                  33%
  -------------------------------------------------------------------------------------------------------------------
  Common Stock             Scott Deru
                           6855 N. Frontier Drive
                           Mountain Green, Utah 84050                       999,500                  34%
  -------------------------------------------------------------------------------------------------------------------
  Common Stock             Andrew Limpert                                   717,900                  24%
                           8395 S. Parkhurst Circle
                           Sandy, Utah 84094
  -------------------------------------------------------------------------------------------------------------------
  Common Stock             Officers and Directors as                       2,691,400                 91%
                           a Group(2)
  -------------------------------------------------------------------------------------------------------------------

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

                                     Part IV

                  Item 13.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         In a board meeting in June, 2004, the Board of Directors decided to affirm the continuance of Child Sullivan & Company of 1284 West Flint Meadow Drive, Suite D, Kaysville, Utah 84037 as the independent auditors. This action was ratified by shareholder vote in June, 2004.

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

         There was no 8-K Report filed in calendar year 2004


(a) Exhibit Index:

         Exhibit No.

         (3.1) Articles of Incorporation of Registrant. Earlier filed and incorporated as part of SB-2 Registration Statement. (4/2003)

         (3.2) By-Laws of Registrant. Earlier filed and incorporated as part of SB-2 Registration Statement.

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

                                   REGISTRANT:

                                   PRIME RESOURCE, INC.

Dated:     January 5, 2006         By: /s/ Terry Deru
                                      ---------------------
                                      Terry Deru, President
                                      Chief Executive Officer

Dated:     January 5, 2006         By: /s/ Andrew Limpert
                                       -----------------------
                                       Andrew Limpert
                                       Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the date indicated have signed this report below:

Dated:      January 5, 2006        By: /s/  Terry Deur
                                       -------------------
                                      Terry Deru, Chairman

Dated:      January 5, 2006        By: /s/  Scott Deru
                                       --------------------
                                       Scott Deru, Director

Dated:      January 5, 2006        By: /s/ Andrew Limpert
                                      -----------------------
                                     Andrew Limpert, Director