Form 10QSB/A
period 2005-03-31
PRIME RESOURCE INC
filed 2006-01-09
CIK 1173281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)
                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 2005

                                       OR

     [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD From                    to                 .
                                        -------------------   ------------------

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

Common Stock: 2,934,000 shares issued and outstanding as of March 31, 2005, No Par Value. Authorized -50,000,000 common voting shares.

                                      INDEX

                              Prime Resource, Inc.
                      For The Quarter Ending March 31, 2005

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheet -March 31, 2005 (Unaudited) .

         Consolidated Statements of Operations (Unaudited) -For the three months ended March 31, 2005, and for the three months ended March 31, 2004; .

         Consolidated Statements of Shareholders' Equity
         (Unaudited) as of March 31, 2005 and December 31, 2004.

         Consolidated Statements of Cash Flows (Unaudited) -For the three months ended March 31, 2005, and for the three months ended March 31, 2004.

         Notes to Condensed Financial Statements (Unaudited) -March 31, 2005

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation.

Item 3.  Controls and Procedures

Part II. Other Information

Item 5.  Other Matters

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Certifications

                          Part I -Financial Information

Item 1. Financial Statements

                      Prime Resource, Inc. and Subsidiaries
                     Consolidated Balance Sheet (Unaudited)
                                 March 31, 2005
                               (Restated - note 4)

ASSETS

Current assets:
Cash                                                                   $         841,524
Accounts receivable                                                              472,147
Interest receivable                                                               12,333
Deferred tax assets                                                                9,205
Investments in trading securities                                                 19,160
                                                                       -----------------
Total current assets                                                           1,354,369

Property and equipment, net                                                      165,977
Notes receivable                                                                  40,000
Deferred tax assets                                                               37,233
Investments in non-trading securities                                             60,000
Other assets                                                                       9,001
                                                                       -----------------

Total assets                                                           $       1,666,580
                                                                       =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                       $          49,340
Income taxes payable                                                              17,827
Accrued compensation, commissions and benefits                                   461,034
Notes payable, current portion                                                    34,572
                                                                       -----------------
Total current liabilities                                                        562,773

Notes payable, net of current portion                                             39,382

Commitments and contingencies                                                          -

STOCKHOLDERS' EQUITY
Common stock, no par value, 50,000,000 authorized
 shares; 2,934,000 shares issued and outstanding                                 907,427
Treasury Stock                                                                  (79,013)
Retained earnings                                                                236,011
                                                                       -----------------
Total stockholders' equity                                                     1,064,425
                                                                       -----------------

Total liabilities and stockholders' equity                             $       1,666,580
                                                                       =================

                       See notes to financial statements.
                                       3

                      Prime Resource, Inc. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)

                                                                    For the Three Months
                                                                       Ended March 31,
                                                                 2005                 2004
                                                          -----------------      ----------------
                                                         (Restated - note 4)
Revenues
Commissions                                               $       1,450,591      $      1,124,560
Investment and business advisory fees                               149,178               151,186
Interest and dividends                                                5,306                 3,804
                                                          -----------------      ----------------
                                                                  1,605,075             1,279,550

Expenses

Commissions                                                       1,067,339               716,616
Compensation and benefits                                           349,103               320,453
General and administrative                                          122,999               120,329
Occupancy expense                                                    10,023                29,318
Depreciation expense                                                 37,138                11,990
Interest expense                                                      1,319                   928
                                                          -----------------      ----------------
                                                                  1,587,921             1,199,634
                                                          -----------------      ----------------

Net operating income                                                 17,154                79,916

Gains and (losses)

Realized gains on trading securities                                  1,051                     -
Unrealized gain/loss on trading securities                         (3,135)                  2,802
                                                          -----------------      ----------------
Net gains and (losses)                                             (2,084)                  2,802
                                                          -----------------      ----------------

Net income before income taxes (benefits)                            15,070                82,718

Income tax expense (benefit)                                          4,322                17,332
                                                          -----------------      ----------------

NET INCOME                                                $          10,748     $          65,386
                                                          =================     =================

Weighted average shares outstanding                               2,934,000             2,934,000

Basic and fully diluted net income per share                          $0.00                 $0.02

                       See notes to financial statemetns.
                                       4

                      Prime Resource, Inc. and Subsidiaries
           Consolidated Statements of Stockholders' Equity (Unaudited)


                                            Common                       Treasury      Retained
                                    Shares           Amount               Stock         Earnings              Total
                               -------------     -------------     ------------     -------------    --------------
Balance at December 31, 2003       2,934,000     $     907,427     $    (77,755)    $      94,151    $      923,823

           Net income                      -                 -                -           131,112           131,112
                               -------------     -------------     ------------     -------------    --------------

Balance at December 31, 2004       2,934,000           907,427          (77,755)          225,263         1,054,935

          Treasury stock                   -                 -           (1,258)                -            (1,258)

          Net income                       -                 -                -            10,748            10,748
                               -------------     -------------     ------------     -------------    --------------

Balance at March 31, 2005          2,934,000     $     907,427     $    (79,013)    $     236,011    $    1,064,425
(Restated - note 4)
                               =============     =============     ============     =============    ==============


                       See notes to financial statements.
                                       5

                      Prime Resource, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                  Three Months Ended
                                                                          March 31,              March 31,
                                                                            2005                   2004
                                                                       --------------        ---------------
                                                                     (Restated - note 4)
Cash Flows From Operating Activities:
Net income                                                             $       10,748        $        65,386
    Adjustments to reconcile net income to net cash
     provided by operating activities:
              Depreciation and amortization                                    37,138                 11,990
              Unrealized gains/losses on trading securities                     3,135                (2,802)
              Realized gains on trading securities                            (1,051)                      -
    Changes in assets and liabilities:
              Accounts receivable                                            (37,933)               (28,814)
              Income taxes receivable                                           9,770                      -
              Interest receivable                                             (1,000)                (1,000)
              Other assets                                                      4,103                (2,794)
              Deferred tax assets                                             (9,205)                 24,814
              Accounts payable                                                  8,649                 49,463
              Income taxes payable                                             17,827                      -
              Accrued compensation                                             74,705                 35,533
              Deferred tax liabilities                                        (9,018)                (7,482)
                                                                       --------------        ---------------
 Net cash provided by operating activities                                    107,868                144,294

Cash Flows From Investing Activities:
   Purchase of trading securities                                            (50,606)               (27,851)
   Purchase of equipment                                                     (40,212)               (16,437)
   Proceeds from sales of trading securities                                    2,566                  3,376
                                                                       --------------        ---------------
 Net cash used in investing activities                                       (88,252)               (40,912)

Cash Flows From Financing Activities:
   Payments on notes payable                                                  (4,238)                (3,202)
   Purchase of treasury stock                                                 (1,258)                      -

 Net cash used in financing activities                                        (5,496)                (3,202)
                                                                       --------------        ---------------

Net increase in cash and cash equivalents                                      14,120                100,180
Cash and cash equivalents at beginning of period                              827,404                399,403
                                                                       --------------        ---------------
Cash and cash equivalents at end of period                             $      841,524        $       499,583
                                                                       ==============        ===============
Supplemental Cash Flow Information:
 Cash paid for interest                                                $        1,319        $           928
 Cash paid for taxes                                                                -                      -

                       See notes to financial statements.
                                       6

                      Prime Resource, Inc. and Subsidiaries
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2005

1.   Presentation

The financial statements as of March 31, 2005 and 2004 and for the three months ended March 31, 2005 and 2004, were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist primarily of normal recurring adjustments, which consist primarily of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for the two years ended December 31, 2004. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-KSB filing.

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

3.  Segment Information

FBA Analysts:

     1st Quarter 2005 Gross Revenues            $  1,450,591
     Net Profits                                $    131,911

1st  Quarter 2004 Gross Revenues                $  1,124,560
     Net Profits                                $    194,764

Belsen Getty:

     1st Quarter 2005 Gross Revenues            $    149,178
     Net Loss                                   $    (35,217)
     1st Quarter 2004 Gross Revenues            $    151,186
     Net Loss                                   $   (124,967)

Prime and Other:

     1st Quarter 2005 Gross Revenues            $      5,306
     Net Loss                                   $    (85,946)
     1st Quarter 2004 Gross Revenues            $      3,804
     Net Loss                                   $     (4,411)

4.  Restatement

Subsequent to the issuance of its previous interim financial statements as of and for the period(s) ended March 31, 2005, the Company reevaluated its portfolio of investments and concluded that certain securities previously classified as trading securities did not quality as such, and accordingly, restated its statements of operations to adjust unrealized gain or loss on trading securities. The restatement resulted in a year to date reduction in unrealized gains on trading securities from $84,710 to losses of $3,135 and a corresponding decrease in income tax expense from $39,460 to $4,322, resulting in after tax decrease in net income of $52,707 from $63,455 to $10,748. The restatement also resulted in a reduction in trading securities (at fair value) on the balance sheet from $424,817 to $19,160, an increase in Investments in non-trading securities (recorded at cost) of $60,000, and a reduction of deferred tax liabilities of $139,025 from $129,820 to a deferred tax asset of $9,205, and a reduction in retained earnings of $206,623. The restatement resulted in a decrease of basic and fully diluted earnings per share of $.02 per share. The financial statements for the calendar year ended December 31, 2004 were also restated for the same adjustment. Corresponding adjustments for the fiscal year to date ending March 31, 2004 were immaterial to the March 31, 2004 interim financial statements.

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

The sector breakdown of revenues and profits by the two operating entities for comparative quarters is generally summarized below:

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation (continued)

FBA Analysts:

     1st Quarter 2005 Gross Revenues              $  1,450,591
     Net Profits                                  $    131,911
     1st  Quarter 2004 Gross Revenues             $  1,124,560
     Net Profits                                  $    194,764

Belsen Getty:

     1st Quarter 2005 Gross Revenues              $    149,178
     Net Loss                                     $    (35,217)
     1st Quarter 2004 Gross Revenues              $    151,186
     Net Loss                                     $   (124,967)

Prime and Other:

     1st Quarter 2005 Gross Revenues             $       5,306
     Net Loss                                    $     (85,946)
     1st Quarter 2004 Gross Revenues             $       3,804
     Net Loss                                    $      (4,411)

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

The company's large revenue accrual estimates tend to be fairly accurate due to their short term nature. The actual payment is received before the end of the reporting period thus removing questions regarding the accuracy of the estimates.

During the first quarter of 2005 it became increasingly clear to management that there were a paucity of suitable insurance brokerage acquisition opportunities that would meet the criteria of materially growing the revenue base of the company. As a result the management has made a conscious decision to shift emphasis to explore potential merger or acquisition possibilities in unrelated are FBA is also currently negotiating potential marketing plans to expand its "Advantage Program" whereby it provides plan administration services along with selling insurance products. Additionally, FBA is allowing access to the Advantage Program for competitors for a negotiated percentage of their gross revenues.

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


As may be noted from the foregoing financial statements, the company experienced a profit of $ 131,112 in calendar year 2004. For the first quarter of 2005 the company realized an after-tax net profit of $ 10,748 compared to $ 65,386 in the comparable period of 2004.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation (continued)


In the current quarter we had net profits of $ 10,748 on gross revenues of $1,605,075. The comparable revenues for the first quarter of 2004 were $1,279,550 revenues and $ 65,386 profits. We attribute this revenue growth primarily to the increased marketing of our services and products to new clients and the expanded agent recruiting due to our "Advantage Program". Also, Prime has increased its client base and commissions. We will continue to attempt to partner with insurance agencies that may enhance our product mix or revenue potential and offer a symbiotic relationship. The size of the agencies that affiliate with FBA will have an impact on profit margins. Larger agencies receive a larger percentage of gross commissions they produce, thus lowering FBA's margins as a percentage of gross revenues. Expenses for the period increased in part due to the hiring of additional staff and increased payments to staff members and affiliated agents whose compensation is somewhat tied to revenue. Profit changes were small because Prime also had a substantial increase in commission expenses and employee costs. Each person reviewing this report should understand that the company has only had historical profits since 2003. The failure of the company to have a long history of profits and determination to seek other business activities should be considered as potential risk factors to any person acquiring securities of the company in that it does not have a proven or sustained profit history.

Prime, including all subsidiaries, has 19 full-time employees, 1 part-time employee and 51 affiliated commission based insurance or other agents.

As of March 31, 2005, the outstanding current liabilities of the company were $562,773, which is an increase of $ 80,820 over the year end of 2004. Liabilities increased due to greater agent commissions payable, and the current portion of notes payable. The company has accumulated retained earnings from its inception as a corporate entity to March 31, 2005 of $236,011.

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

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation (continued)

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

Further, the company does not significantly rely on lines of credit or other bank loans for its present operations and has total outstanding debt obligations, as of March 31, 2005, of approximately $73,954, while maintaining a net worth of approximately $ 1,064,425. It is not contemplated that any significant offering proceeds will be used to develop Prime Retirement LLC.

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

(b) Changes in internal controls. The Company made no further significant changes in its internal controls during the quarter ended March 31st, 2005. In October 2005 Prime was made aware of certain accounting irregularities pursuant to an SEC notice and comment pertaining to its earlier filed periodic reports for the year ending in 2004 and the first two quarters of 2005. We now report retroactively and generally that the within report contains changes and restates certain financial information, as well as the included changes in management's discussion and analysis. In particular, this section pertaining to controls and procedures describes action taken to ensure more accurate and effective accounting controls and procedures. In addition to the following general discussion, these matters are more fully discussed in our 10-QSB/A report for the period ending September 30, 2005. During November 2005, the Company has engaged the services of an outside accounting professional which has significant expertise in the application of US GAAP and SEC reporting requirements to advise the Company in the preparation of their financial statements. The Company plans to further implement written policy and procedures for accounting and financial statement preparation in accordance current and future requirements of SEC Item 307 of Regulation S-B and SOX 404. The Company has not currently estimated the cost of implementing these changes in controls and procedures.

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



Date:   January 5, 2006                      By:   /s/ Terry M. Deru
                                                   Mr. Terry M. Deru
                                                   President, Director



Date:    January 5, 2006                      By:  /s/ Andrew W. Limpert
                                                   Mr. Andrew W. Limpert
                                                   Director, Treasurer/CFO