Form 10QSB/A
period 2005-06-30
PRIME RESOURCE INC
filed 2006-01-09
CIK 1173281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No.1)
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED June 30, 2005

 OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD From                       to                     .
                               ---------------------    --------------------

                        Commission File Number 333-88480

                              PRIME RESOURCE, INC.
             (Exact name of registrant as specified in its charter)

              Utah                                               04-3648721
-------------------------------                              -----------------
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

                   Consolidated Statements of Shareholders' Equity as for Jan 1, 2004 through June 30, 2005 .

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

Signatures

                         Part I - Financial Information
Item 1.  Financial Statements

                     Prime Resources, Inc. and Subsidiaries
                     Consolidated Balance Sheet (Unaudited)
                        June 30, 2005 (Restated - note 5)


ASSETS

Current assets:
   Cash                                                                   $        628,870
   Accounts receivable                                                             557,264
   Interest receivable                                                              23,333
   Deferred tax assets                                                                 592
   Trading securities                                                                7,977
   Note receivable                                                                 250,000
                                                                          ----------------

Total current assets                                                             1,468,036
                                                                          ----------------

Leasehold improvements and equipment , net of accumulated
   depreciation and amortization of $225,464                                       172,138

Notes receivable                                                                    40,000
Deferred tax assets                                                                 37,233
Investment in non-trading securities                                                60,000
Other assets                                                                        13,093
                                                                          ----------------

Total assets                                                              $      1,790,500
                                                                          ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                       $         47,208
   Accrued compensation, commissions and benefits                                  540,900
   Notes payable, current portion                                                   42,476
   Income taxes payable                                                              9,898
                                                                          ----------------

Total Current Liabilities                                                          640,482

   Note payable, net of current portion                                             26,468

Commitments and contingencies                                                            -

Stockholders' Equity
   Common stock, no par value, 50,000,000 authorized
   shares; 2,960,900 shares issued and 2,944,200 outstanding                       934,677
   Treasury Stock                                                                 (82,058)
   Retained Earnings                                                               270,931
                                                                          ----------------

Total stockholder's equity                                                       1,123,550
                                                                          ----------------

   Total liabilities and stockholders' equity                             $      1,790,500
                                                                          ================

                       See notes to financial statements.

                     Prime Resources, Inc. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)


                                                         Six Months Ended June 30,          Three Months Ended June 30,
                                                            2005              2004             2005             2004
                                                   ---------------     -------------    -----------       -------------
                                                      (Restated                          (Restated
                                                      - note 5)                           - note 5)
Revenues
   Commissions                                     $     3,172,566     $   2,345,234    $   1,721,975     $   1,220,674
   Invesment and business advisory fees                    337,973           324,935          188,794           173,750
   Interest and dividends                                   21,026             7,737           15,720             3,933
                                                   ---------------     -------------    -------------     -------------
                                                         3,531,565         2,677,906        1,926,489         1,398,357
Expenses
   Commissions                                           2,311,061         1,510,789        1,243,724           794,173
   Compensation and benefits                               806,034           633,667          456,931           313,214
   General and administrative                              242,927           212,314          119,927            91,984
   Occupancy expense                                        20,432            56,285           10,409            26,967
   Depreciation expense                                     75,142            23,943           38,005            11,953
   Interest expense                                          1,913             1,758              595               830
                                                   ---------------     -------------    -------------     -------------
                                                         3,457,509         2,438,756        1,869,591         1,239,121
                                                   ---------------     -------------    -------------     -------------
   Net operating income                                     74,056           239,150           56,898           159,236
                                                   ---------------     -------------    -------------     -------------

Gains and losses

   Unrealized gains/(loss)  on trading securities           (3,989)              862             (854)           (1,940)
   Other gains (losses)                                       (111)                -           (1,162)                -
                                                   ---------------     -------------    -------------     -------------

       Net gains (losses)                                   (4,100)              862           (2,016)           (1,940)
                                                   ---------------     -------------    -------------     -------------

Net income (loss) before income taxes (benefits)            69,956           240,012           54,882           157,296

Income tax expense (benefit)                                24,288            82,048           19,966            64,716
                                                   ---------------     -------------    -------------     -------------

NET INCOME (LOSS)                                  $        45,668     $     157,964    $      34,916     $      92,580
                                                   ===============     =============    =============     =============


Weighted average shares outstanding                      2,933,906         2,934,000        2,934,511         2,934,000

Basic and fully diluted net income (loss)
  per share                                        $          0.02     $        0.05    $        0.01     $        0.03

                       See notes to financial statements.
                                       4

                     Prime Resources, Inc. and Subsidiaries
           Consolidated Statements of Stockholders' Equity (Unaudited)

                                                                                             Retained
                                                     Common Stock             Treasury       Earnings
                                            -----------------------------
                                                Shares         Amount           Stock        (Deficit)        Total
                                            --------------  -------------  -------------  --------------  -------------
Balance at January 1, 2003                       2,800,000  $     197,763  $           -  $      (7,700)  $     190,063

Proceeds from common
stock offering                                     150,000        709,664              -               -        709,664

Treasury stock                                     (16,000)             -        (77,755)              -        (77,755)

Net income                                               -              -              -         101,851        101,851
                                            --------------  -------------  -------------  --------------  -------------

Balance at December 31, 2003                     2,934,000        907,427       (77,755)          94,151        923,823

Net income                                               -              -              -         131,112        131,112
                                            --------------  -------------  -------------  --------------  -------------

Balance at December 31, 2004                     2,934,000        907,427       (77,755)         225,263      1,054,935

Common Stock Issued for Services                    10,900         27,250              -               -         27,250

Treasury Stock                                       (700)         27,250              -               -         27,250

Net Income - period ended June 30,2004                   -              -              -          45,668         45,668
                                            --------------  -------------  -------------  --------------  -------------

Balance at June 30, 2005
      (Restated - note 5)                   $    2,994,200  $     934,677  $     (82,058) $      270,931  $   1,123,550
                                            ==============  =============  =============  ==============  =============

                       See notes to financial statements.
                                       5

                     Prime Resources, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                 Six Months Ended June 30, 2005
                                                                                     2005              2004
                                                                                ---------------  ---------------
                                                                             (Restated - note 5)

Cash Flows From Operating Activities:
   Net Income                                                                   $        45,668  $       157,964
      Adjustments to reconcile net income to net cash
         provided (used) by operating activities
             Depreciation and amortization                                               75,142           23,943
             Change in deferred taxes                                                   (9,610)           31,880
             Realized (gains)                                                               111                -
             Unrealized (gains) losses on trading securities                              3,989            (862)
             Issuance of shares for services                                             27,250                -
             Change in assets and liabilities:
                Accounts receivable                                                   (123,050)         (50,829)
                Interest receivable                                                    (12,000)          (2,000)
                Income tax receivable                                                     9,770           33,354
                Other assets                                                                 11            9,000
                Accounts payable                                                          6,517           25,277
                Income tax payable                                                        9,898         (15,373)
                Accrued expenses                                                        154,571           53,080
                                                                                ---------------  ---------------

   Net cash provided by operating activities                                            188,267          265,434

Cash Flows from Investing Activities:
      Purchase of trading securities                                                   (23,596)         (29,914)
      Purchase of non-trading securities                                               (35,000)                -
      Purchases of equipment                                                           (84,377)         (20,121)
      Treasury stock                                                                    (4,303)                -
      Notes receivable                                                                (250,000)                -
      Proceeds from sales of trading securities                                          19,723            3,376
                                                                                ---------------  ---------------
   Net cash used in investing activities                                              (377,553)         (46,659)

Cash Flows From Financing Activities:
      Payments on notes payable                                                         (9,248)          (5,519)
                                                                                ---------------  ---------------

   Net cash used in financing activities                                                (9,248)          (5,519)
                                                                                ---------------  ---------------

Net increase (decrease) in cash and cash equivalents                                  (198,534)          213,256
Cash and cash equivalents at beginning of period                                        827,404          399,403
                                                                                ---------------  ---------------
Cash and cash equivalents at end of period                                      $       628,870  $       612,659
                                                                                ===============  ===============


Supplemental Cash Flow Information:
   Cash paid for interest                                                       $         1,913  $           928
   Cash paid for taxes                                                          $        24,000  $        58,100

                       See notes to financial statements.
                                       6

                     Prime Resources, Inc. and Subsidiaries
                    Notes to Financial Statements (unaudited)
                                  June 30, 2005

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

3.   Note receivable

The Company entered into a promissory note receivable by lending money to an unrelated entity in anticipation of a contemplated merger with that entity. The note is convertible into shares of that entity if the merger takes place. The note receivable bears interest at 8% and is due on demand on or after ninety days from the date of the agreement. Management anticipates the note is collectible and believes the fair value to be substantially equal to its carrying value based on the terms of repayment. If certain due diligence and performance factors are met then Prime may pursue an acquisition of the entity. In that instance the loan would be satisfied as then the loan would be with Prime itself. In the event that these factors are not met and the loan would be called there is certain intellectual property and guarantees from two founding shareholders of the private company beyond all other corporate assets to repay the loan. Prime may also consider conversion of the loan to equity in the private entity as a possible solution if a default occurs. In either event Prime feels it has sufficient liquid resources to properly finance its core business and provide for growth outside of the capital committed to this note.

4.       Segment information

The sector breakdown of revenues and profits by the two operating entities as well as the parent holding company for comparative quarters is generally summarized below:

FBA Analysts:

    2nd Quarter 2005 Gross Revenues                     $     1,721,975
     Net income before income taxes                     $       243,931
    Income taxes                                        $       (93,873)
    Net income                                          $       150,058

     2nd Quarter 2004 Gross Revenues                    $     1,220,674
    Net income before income taxes                      $       345,333
    Income taxes                                        $      (142,080)
     Net income                                         $       203,253

Belsen Getty:

    2nd  Quarter 2005 Gross Revenues                    $       188,794
    Net income (loss) before income taxes               $       (63,565)
    Income taxes                                        $        24,462
     Net income (loss)                                  $       (39,103)

     2nd  Quarter 2004 Gross Revenues                   $       173,750
    Net income (loss) before income taxes               $        (1,245)
    Income taxes                                        $           512
     Net income (loss)                                  $          (733)

Prime:

    2nd Quarter 2005 Revenues                           $        15,720
    Net income (loss) before income taxes               $      (125,484)
    Income taxes                                        $        49,445
    Net income (loss)                                   $       (76,039)

    2nd Quarter 2004 Revenues                           $         3,933
    Net income (loss) before income taxes               $      (186,792)
    Income taxes                                        $        76,852
    Net income (loss)                                   $       (109,940)

Totals:
    2nd Quarter 2005 Gross Revenues                     $     1,926,489
    Net income before income taxes                      $        54,882
    Income taxes                                        $        19,966
    Net income                                          $        34,916

    2nd Quarter 2004 Gross Revenues                     $     1,398,357
    Net income before income taxes                      $       157,296
    Income taxes                                        $        64,716
    Net income                                          $        92,580

5.  Restatement

Subsequent to the issuance of its previous interim financial statements as of and for the period(s) ended June 30, 2005, the Company reevaluated its portfolio of investments and concluded that certain securities previously classified as trading securities did not quality as such, and accordingly, restated its statements of operations to adjust unrealized gain or loss on trading securities. The restatement resulted in a year to date reduction in unrealized losses on trading securities from $17,395 to $3,989 and a corresponding increase in income tax expense from $23,644 to $24,288, resulting in after tax increase in net income of $12,762 from $32,906 to $45,668. The restatement also resulted in a reduction in trading securities (at fair value) on the balance sheet from $299,686 to $7,977, an increase in Investments in non-trading securities (recorded at cost) of $60,000, and a reduction of deferred tax liabilities of $98,532 from $97,940 to a deferred tax asset of $592, and a reduction in retained earnings of $141,154. The restatement resulted in an increase of basic and fully diluted earnings per share of $.01 per share. The financial statements for the calendar year ended December 31, 2004 were also restated for the same adjustment. Corresponding adjustments for the fiscal year to date ending June 30, 2004 were immaterial to the June 30, 2004 interim financial statements.

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

The sector breakdown of revenues and profits by the two operating entities as well as the parent holding company for comparative quarters is generally summarized below:

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation (continued)

 FBA Analysts:

2nd Quarter 2005 Gross Revenues                         $   1,721,975
     Net Profits                                        $     150,058
     2nd Quarter 2004 Gross Revenues                    $   1,220,674
     Net Profits                                        $     203,253

Belsen Getty:

     2nd  Quarter 2005 Gross Revenues                   $     188,794
     Net Profits  (loss)                                $     (39,103)

     2nd  Quarter 2004 Gross Revenues                   $    173,750
     Net Profits                                        $       (733)

Prime and Other:

    2nd Quarter 2005 Revenues                           $    15,720
    Net Profits (loss)                                  $   (76,039)
    2nd Quarter 2004 Revenues                           $     3,933
    Net Profits (loss)                                  $  (109,940)


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

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation (continued)


The company's long term growth and potential to realize profits is substantially dependent upon the ability of management of the company to successfully employ the proceeds of the public offering in a manner which will generate additional revenues and potential net income to Prime. No assurance or warranty of the success of Prime, in this regard, can be made or implied at this time.The company experienced a profit of $131,112 in calendar year 2004. For the second quarter of 2005 the company realized an after tax net profit of $34,916 compared to $92,580 in the comparable period of 2004.

In the current quarter we had net profits of $34,916 on gross revenues of $1,926,489. The comparable revenues for the second quarter of 2004 were $1,398,357 and $92,580 in net profits. We attribute this revenue growth primarily to the increased marketing of our services and products to new clients and the expanded operation of our "Advantage Program". Also, Prime has increased its client base and commissions through increased agent affiliations. We will continue to attempt to partner with insurance agencies that may enhance our product mix or revenue potential and offer a symbiotic relationship. The size of the agencies that affiliate with FBA will have an impact on profit margins. Larger agencies receive a larger percentage of gross commissions they produce, thus lowering FBA's margins as a percentage of gross revenues. As a result expenses for the period increased in total and as a percentage of revenue in part due to the hiring of additional support staff but more directly due to increased commission payments to staff members and affiliated agents whose compensation is somewhat tied to revenue. As we continue to grow our revenue through partnering and alliances our overall margins will be impacted by the size and volume of those partners added subsequently as the expenses associated with such partnerships are a function of the joint revenue realized. It is also our intent to expand the investment advisory business as well.

Further there has been an inflationary pressure on health care insurance premiums as set by the health care providers. This inflation of health care costs directly impacts our revenues and has been positive for our revenue. The general trend of health insurance premiums will have an impact on our revenue and we cannot project what the future may hold as far as this trend.

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

As of June 30, 2005, the outstanding current liabilities of the company were $640,482 which is an increase from $481,953 for the year end 2004. Liabilities increased primarily due to greater agent commissions payable. The company has an accumulated retained earnings from its inception as a corporate entity to June 30, 2005 of $270,931.

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

Further, the company does not significantly rely on lines of credit or other bank loans for its present operations and has total outstanding debt obligations, as of June 30, 2005, of approximately $68,944, while maintaining a net worth of approximately $1,123,550.

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

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation (continued

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

Item 3.  Controls and Procedures

 (a) Prime's Board maintains controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by the report in conforming with SEC Item 307 of Regulation S-B, the chief executive officer and the principal financial officer of the Company concluded that the Company's disclosure controls and procedures are not effective at a reasonable assurance level for its present activities under the foregoing rule in consideration of the restatement of certain financial statements by Prime. The Company identified the following material weakness: 1 )the lack of sufficient knowledge and experience among the internal accounting personnel regarding the application of US GAAP and SEC requirements; 2) insufficient written policies and procedures for accounting and financial reporting with respect to the current requirements and application of US GAAP and SEC disclosure requirements. The Company knows of no fraudulent activities within the Company or any material accounting irregularities. The Company currently does not have an independent audit committee. The Company is advised that an independent audit committee is not required for Electronic Bulletin Board Listings, but will further review the advisability and feasibility of establishing such a committee in the future.

(b) Changes in internal controls. The Company made no specific or significant changes in its internal controls during the quarter ended June 30, 2005. In October 2005 Prime was made aware of certain accounting irregularities pursuant to an SEC notice and comment pertaining to its earlier filed periodic reports for the year ending in 2004 and the first two quarters of 2005. We now report retroactively and generally that the within report contains changes and restates certain financial information, as well as the included changes in management's discussion and analysis. In particular, this section pertaining to controls and procedures describes action taken to ensure more accurate and effective accounting controls and procedures. In addition to the following general discussion, these matters are more fully discussed in our 10-QSB/A report for the period ending September 30, 2005. During November 2005, the Company has engaged the services of an outside accounting professional which has significant expertise in the application of US GAAP and SEC reporting requirements to advise the Company in the preparation of their financial statements. The Company plans to further implement written policy and procedures for accounting and financial statement preparation in accordance current and future requirements of SEC Item 307 of Regulation S-B and SOX 404. The Company has not currently estimated the cost of implementing these changes in controls and procedures.

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

Date: January 5, 2006     By: /s/ Terry M. Deru
                                     -----------------------

                      Mr. Terry M. Deru

                          President, Director


Date: January 5, 2006     By: /s/ Andrew W. Limpert
                             -----------------------
                             Mr. Andrew W. Limpert Director, Treasurer/CF