Form 10QSB/A
period 2005-09-30
PRIME RESOURCE INC
filed 2006-01-09
CIK 1173281

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

                        Commission File Number 333-88480

                              PRIME RESOURCE, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

             Utah                                             04-3648721
---------------------------------                        -------------------
  (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)

1245 East Brickyard Road, Suite 590
     Salt Lake City, Utah 84106                             (801) 433-2000
----------------------------------------         ------------------------------
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

Common Stock: 2,955,900 shares issued and outstanding as of September 30, 2005, No Par Value. Authorized - 50,000,000 common voting shares.

                                     INDEX

Prime Resource, Inc.
For The Quarter Ending September 30, 2005


Part I.  Financial Information

     Item 1. Financial Statements

          Consolidated Balance Sheets - September 30, 2005 (Unaudited) and December 31, 2004.

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

          Controls and Procedures


Part II.  Other Information


     Item 5. Other Matters


     Item 6. Exhibits and Reports on Form 8-K

     Signatures

     Certifications

                         Part I - Financial Information

Item 1.  Financial Statements


                              Prime Resource, Inc.
                     Consolidated Balance Sheet (Unaudited)
                               September 30, 2005
                               (Restated - note 5)

ASSETS

Current Assets:
   Cash                                                       $       570,795
   Accounts receivable                                                545,498
   Interest receivable                                                 29,844
   Investments in trading securities                                    3,629
   Income taxes receivable                                              6,837
   Notes receivable, current                                          350,000
                                                              ---------------

Total Current Assets                                                1,506,603

Property and equipment, net                                           158,826

Notes receivable                                                       40,000
Deferred tax assets                                                    37,233
Other assets                                                           15,298
Investment in non-trading securities                                   60,000
                                                              ---------------

Total assets                                                  $     1,817,960
                                                              ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                           $        33,868
   Accrued compensation, commissions and benefits                     513,796
   Deferred taxes payable                                               9,767
   Notes payable, current portion                                      29,820
                                                              ---------------

Total Current Liabilities                                             587,251

Long-term Liabilities:
   Notes payable, net of current portion                               34,661
                                                              ---------------

Total Long-Term Liabilities                                            34,661

Total Liabilities                                                     621,912

Common stock, no par value,  50,000,000 shares
   authorized, 2,983,850 shares issued and
   2,955,290 outstanding                                              964,802
Treasury Stock                                                        (83,553)
Retained earnings                                                     314,799
                                                              ---------------
Stockholders' Equity                                                1,196,048
                                                              ---------------

         Total Liabilities and Stockholders' Equity           $     1,817,960
                                                              ===============

                       See notes to financial statements.
                                       3

                              Prime Resource, Inc.
                  Consolidated Statements of Income (Unaudited)


                                                      For the Three Months               For the Nine Months
                                                      Ended  September 30,               Ended September 30,
                                                    2005              2004              2005              2004
                                               --------------    --------------    --------------    --------------
                                                  (Restated                          (Restated
                                                   - note 5)                         - note 5)
REVENUES
Commissions                                    $    1,690,409    $    1,212,050    $    4,862,975    $    3,557,284
Investment and business advisory fees                 164,942           155,314           502,915           480,249
Interest and dividends                                 11,063             3,951            32,089            11,687
Other income                                                -                 -                 -                 -
                                               --------------    --------------    --------------    --------------

Total Revenues                                      1,866,414         1,371,315         5,397,979         4,049,220
                                               --------------    --------------    --------------    --------------

EXPENSES
Commissions                                         1,267,202           788,398         3,577,322         2,299,183
Compensation and benefits                             381,312           317,692         1,163,811           951,358
General and administrative                            115,496           101,354           382,840           305,836
Occupancy expense                                      32,022            34,855            97,592            98,970
Depreciation expense                                   15,888            12,768            45,897            36,711
Interest expense                                        1,206               961             3,120             2,719
                                               --------------    --------------    --------------    --------------

Total Expenses                                      1,813,126         1,256,028         5,270,584         3,694,777
                                               --------------    --------------    --------------    --------------


Net operating income                                   53,288           115,287           127,395           354,443
                                               --------------    --------------    --------------    --------------

GAINS AND LOSSES
Realized gains on trading securities                        -               505              (111)            1,368
Unrealized gains (losses) on
     trading securities                                (4,347)            3,402            (8,336)            3,402
                                               --------------    --------------    --------------    --------------

Total Gains (Losses)                                   (4,347)            3,907            (8,447)            4,770
                                               --------------    --------------    --------------    --------------

Net income before income taxes                         48,641           119,194           118,948           359,213

Income tax expense                                      5,124            69,564            29,412           151,612
                                               --------------    --------------    --------------    --------------

Net income                                     $       43,517    $       49,630    $       89,536    $      207,601
                                               ==============    ==============    ==============    ==============

BASIC AND FULLY DILUTED
NET INCOME PER SHARE                           $         0.01    $         0.02    $         0.03    $         0.07
                                               ==============    ==============    ==============    ==============

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING                                         2,945,475         2,934,000         2,937,825         2,934,000
                                               ==============    ==============    ==============    ==============



                       See notes to financial statements.
                                       4

                              Prime Resource, Inc.
           Consolidated Statement of Stockholders' Equity (Unaudited)
                  For the nine months ended September 30, 2005



                                                 Common Stock               Treasury        Retained
                                                                                            Earnings           Total
                                           Shares          Amount             Stock         (Deficit)          Equity
                                      -------------    --------------    -------------    ------------      -------------
Balance, December 31, 2004                2,934,000    $      907,427    $     (77,755)   $    225,263      $   1,054,935

Common stock issued for services             22,950            57,375                -               -             57,375

Treasury stock                                 (960)                -           (5,798)              -             (5,798)

Net income                                        -                 -                -          89,536             89,536
                                      -------------    --------------    -------------    ------------      -------------

Balance, September 30, 2005
  (Restated - note 5)                     2,955,990    $      964,802    $     (83,553)   $    314,799      $   1,196,048
                                      =============    ==============    =============    ============      =============


                       See notes to financial statements.
                                       5

                              Prime Resource, Inc.
                Consolidated Statements of Cash Flows (Unaudited)

                                                                         For the nine months ended
                                                                               September 30,
                                                                           2005              2004
                                                                       -------------    -------------
                                                                         (Restated
                                                                         - note 5)
Cash Flows From Operating Activities:
   Net income                                                          $      89,536    $     207,601
     Adjustments to reconcile net income to net cash
       provided by operating activities:
           Depreciation and amortization                                      45,897           36,711
           Change in deferred taxes                                              749           36,386
           Issuance of shares for services                                    57,375                -
           Realized loss on trading securities                                   111                -
           Unrealized (gains) losses on trading securities                     8,336           (1,368)
     Changes in assets and liabilities:
           Accounts receivable                                              (111,284)         (98,255)
           Interest receivable                                               (18,511)          (3,000)
           Income taxes receivable                                             2,933           33,354
           Other assets                                                       (2,194)           9,000
           Accounts payable                                                   (6,823)          36,166
           Accrued expenses                                                  127,467           56,191
           Income tax payable                                                      -           24,745
                                                                       -------------    -------------

   Net Cash Provided By Operating Activities                                 193,592          337,531

Cash Flows From Investing Activities:
     Notes receivable                                                       (350,000)               -
     Treasury stock                                                           (5,798)               -
     Purchase of non-trading securities                                      (35,000)               -
     Purchase of trading securities                                          (23,595)        (105,215)
     Proceeds from sales of trading securities                                19,723            3,376
     Purchase of equipment                                                   (41,820)         (27,889)
                                                                       -------------    -------------

   Net Cash Used In Investing Activities                                    (436,490)        (129,728)

Cash Flows From Financing Activities:
     Payments on notes payable                                               (13,711)          (9,610)
                                                                       -------------    -------------

   Net Cash Used In Financing Activities                                     (13,711)          (9,610)
                                                                       -------------    -------------

   Net Increase (Decrease) In Cash And Cash  Equivalents                    (256,609)         198,193

Cash And Cash Equivalents At Beginning Of Year                               827,404          399,403
                                                                       -------------    -------------

Cash And Cash Equivalents At End Of Period                             $     570,795    $     597,596
                                                                       =============    =============

Supplemental Cash Flow Information:
   Cash paid for interest                                              $       3,120    $       2,719
   Cash paid for taxes                                                 $      35,500    $      83,000

NONCASH ACTIVITIES:
    Purchase of equipment with long term note payable                  $           -    $      30,822


See notes to financial statements.
                                       6

                      Prime Resource, Inc. and Subsidiaries
                    Notes to Financial Statements (Unaudited)
                               September 30, 2005

1.   Presentation

The financial statements as of September 30, 2005 and 2004 and for the three and nine months ended September 30, 2005 and 2004, were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist primarily of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an annual reports on Form 10-KSB which included audited financial statements for the two years ended December 31, 2004. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-KSB filing.

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

3.   Short-term Note receivable

 The Company entered into a promissory note receivable by lending money to an unrelated entity in anticipation of a contemplated merger with that entity. The note is convertible into shares of that entity if the merger takes place. The note receivable bears interest at 8% and is due on demand on or after ninety days from the date of the agreement. Management anticipates the note is collectible and believes the fair value to be substantially equal to its carrying value based on the terms of repayment. If certain due diligence and performance factors are met then Prime may pursue an acquisition of the entity. In that instance the loan would be satisfied as then the loan would be with Prime itself. In the event that these factors are not met and the loan would be called there is certain intellectual property and guarantees from two founding shareholders of the private company beyond all other corporate assets to repay the loan. Prime may also consider conversion of the loan to equity in the private entity as a possible solution if a default occurs. In either event Prime feels it has sufficient liquid resources to properly finance its core business and provide for growth outside of the capital committed to this note. The Company expanded its previous $250,000 promissory note receivable by lending an additional $100,000 to the unrelated entity during the 3rd quarter in anticipation of a contemplated merger with that entity and extended the term of the note to complete additional due diligence

4.       Segment information

The sector breakdown of revenues and profits by the two operating entities as well as the parent holding company for comparative quarters is generally summarized below:

FBA Analysts:

   3rd Quarter 2005 Gross Revenues                 $   1,690,409
4.  Segment information (continued)

Net income before income taxes                     $     370,749
   Income taxes                                    $     (39,056)
   Net Income                                      $     331,693

   3rd Quarter 2004 Gross Revenues                 $   1,212,050
   Net income before income taxes                  $     291,308
   Income taxes                                    $    (116,523)
   Net Income                                      $     174,785


Belsen Getty:

   3rd  Quarter 2005 Gross Revenues                $     164,942
   Net loss before income taxes                    $    (306,082)
   Income taxes                                    $      32,244
   Net Loss                                        $    (273,838)

   3rd   Quarter 2004 Gross Revenues               $     155,314
   Net loss before income taxes                    $     (17,127)
   Income taxes                                    $       6,851
   Net Loss                                        $     (10,276)

Prime:

   3rd Quarter 2005 Gross Revenues                 $      11,063
   Net loss before income taxes                    $     (16,026)
   Income taxes                                    $       1,688
   Net Loss                                        $     (14,338)

   3rd Quarter 2004 Gross Revenues                 $       3,951
   Net income before income taxes                  $    (191,465)
   Income taxes                                    $      76,586
   Net Loss                                        $    (114,879)

Totals:

   3rd Quarter 2005 Gross Revenues                 $   1,866,414
   Net income before income taxes                  $      48,641
   Income taxes                                    $      (5,124)
   Net Income                                      $      43,517

   3rd Quarter 2004 Gross Revenues                 $   1,371,315
   Net income before income taxes                  $     119,194
   Income taxes                                    $      69,564
   Net Income                                      $      49,630

5.  Restatement

Subsequent to the issuance of its previous interim financial statements as of and for the period(s) ended September 30, 2005, the Company reevaluated its portfolio of investments and concluded that certain securities previously classified as trading securities did not quality as such, and accordingly, restated its statements of operations to adjust unrealized gain or loss on trading securities. The restatement resulted in a year to date reduction in unrealized gains on trading securities from $5,797 to unrealized losses of $8,336 and a corresponding decrease in income tax expense of $10,370, resulting in after tax decrease in net income of $3,761. The restatement also resulted in a reduction in trading securities (at fair value) on the balance sheet from $330,854 to $3,629, an increase in Investments in non-trading securities (recorded at cost) of $60,000, and a reduction of deferred tax liabilities of $109,548 from $119,315 to $9,767 and a reduction in retained earnings of $157,677. The financial statements for the calendar year ended December 31, 2004 were also restated for the same adjustment. In addition, the Company discovered interest income for the quarter and nine-months ended September 30, 2005 was improperly computed and thus overstated by $32,489, resulting in a decrease in pre-tax income and interest receivable of $32,489 and a corresponding decrease in income tax expense of $9,396, reducing income taxes payable to $0 and increasing income taxes receivable by $6,837. The cumulative impact of the two adjustments on pre-tax income was a decrease of $46,622, a decrease of income tax expense of $19,766, and a decrease in after tax net income of $26,854, resulting in a decrease in earnings per share of $.01.

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

The sector breakdown of revenues and profits by the two operating entities as well as the parent holding company for comparative quarters is generally summarized below:

FBA Analysts:

   3rd Quarter 2005 Gross Revenues                 $   1,690,409
   Net income before income taxes                  $     370,749

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation (continued)

Income taxes                                       $     (39,056)
   Net Income                                      $     331,693

   3rd Quarter 2004 Gross Revenues                 $   1,212,050
   Net income before income taxes                  $     291,308
   Income taxes                                    $    (116,523)
   Net Income                                      $     174,785

Belsen Getty:

   3rd  Quarter 2005 Gross Revenues                $     164,942
   Net loss before income taxes                    $    (306,082)
   Income taxes                                    $      32,244
   Net Income                                      $    (273,838)

   3rd   Quarter 2004 Gross Revenues               $     155,314
   Net loss before income taxes                    $     (17,127)
   Income taxes                                    $       6,851
   Net Loss                                        $     (10,276)

Prime:

   3rd Quarter 2005 Gross Revenues                 $      11,063
   Net loss before income taxes                    $     (16,026)
   Income taxes                                    $       1,688
   Net Loss                                        $     (14,338)

   3rd Quarter 2004 Gross Revenues                 $       3,951
   Net income before income taxes                  $    (191,465)
   Income taxes                                    $      76,586
   Net Loss                                        $    (114,879)

Totals:

   3rd Quarter 2005 Gross Revenues                 $   1,866,414
   Net income before income taxes                  $      48,641
   Income taxes                                    $      (5,124)
   Net Income                                      $      43,517

   3rd Quarter 2004 Gross Revenues                 $   1,371,315
   Net income before income taxes                  $     119,194
   Income taxes                                    $      69,564
   Net Income                                      $      49,630

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

The company's large revenue accruals tend to be fairly accurate due to their short term nature. The actual payments are primarily received before the end of the reporting period and remaining accruals are generally received shortly thereafter thus removing questions regarding how much to accrue at period end.

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

The company experienced a profit of $131,112 in calendar year 2004. For the third quarter of 2005 the company realized an after tax profit of $43,517 compared to a profit $49,630 in the comparable period of 2004.

The current quarter net income of $43,517 on gross revenues of $1,866,414 was primarily attributable to the company's executive efforts to negotiate a reorganization and alternative business direction. The comparable revenues for the third quarter of 2004 were $1,371,315 and $49,630 in net income. We attribute the revenue growth primarily to the increased marketing of our services and products to new clients and the expanded operation of our "Advantage Program". Also, Prime has increased its client base and commissions through expanding it's affiliated agent base. We will continue to attempt to partner with insurance agencies that may enhance our product mix or revenue potential and offer a symbiotic relationship. The size of the agencies that affiliate with FBA will have an impact on profit margins. Larger agencies receive a larger percentage of gross commissions they produce, thus lowering FBA's margins as a percentage of gross revenues. As a result expenses for the period increased in total and as a percentage of revenue in part due to the hiring of additional support staff but more directly due to increased commission payments to staff members and affiliated agents whose compensation is somewhat tied to revenue. As we continue to grow our revenue through partnering and alliances our overall margins will be impacted by the size and volume of those partners added subsequently as the expenses associated with such partnerships are a function of the joint revenue realized. It is also our intent to expand the investment advisory business as well.

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

As of September 30, 2005, the outstanding current liabilities of the company were $587,251 which is an increase of $105,298 over the year end of 2004. Liabilities increased slightly due to greater agent commissions and substantial

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation (continued)

costs related to reorganization activities. The company has accumulated retained earnings from its inception as a corporate entity to September 30, 2005 of $314,799.

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

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation (continued)

Further, the company does not significantly rely on lines of credit or other bank loans for its present operations and has total outstanding debt obligations, as of September 30, 2005, of approximately $64,481, while maintaining a net worth of approximately $1,196,048.

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

         2. The existing Prime Principal shareholders would exchange back a majority of their shares for the existing assets and businesses of Prime;

          3. Current shareholders would incur a dilution and decreased percentage of ownership in the reorganized company;

          4. There would be a 2.5:1 forward stock split;

          5. A private placement offering of its shares and share warrants in the approximate amount of 3 million dollars as part of the share exchange together with the creation of various stock rights.

          6. Shareholders would be asked to allow the Company to change its name, business purpose and elect new management as nominated by the private company being acquired.

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

Item 3.  Controls and Procedures

         (a) Prime's Board maintains controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by the report in conforming with SEC Item 307 of Regulation S-B, the chief executive officer and the principal financial officer of the Company concluded that the Company's disclosure controls and procedures are not effective at a reasonable assurance level for its present activities under the foregoing rule in consideration of the restatement of
                  certain financial statements by Prime for the year ending 2004 in our 10-KSB/A Report and for the first three quarterly reports for the calendar year 2005. The Company identified the following material weakness: 1)the lack of sufficient knowledge and experience among the internal accounting personnel regarding the application of US GAAP and SEC requirements; 2) insufficient written policies and procedures for accounting and financial reporting with respect to the current requirements and application of US GAAP and SEC disclosure requirements. The particular enhanced review standards in response to these insufficiencies are more fully discussed below in sub paragraph b. The Company knows of no fraudulent activities within the Company or any material accounting irregularities. The Company currently does not have an independent audit committee. The Company is advised that an independent audit committee is not required for Electronic Bulletin Board Listings, but will further review the advisability and feasibility of establishing such a committee in the future.

                   (b) Changes in internal controls The Company made no specific or significant changes in its internal controls during the quarter ended September 30, 2005. In October 2005 Prime was made aware of certain accounting irregularities pursuant to an SEC notice and comment pertaining to its earlier filed periodic reports for the year ending in 2004 and the first two quarters of 2005. We now report retroactively and generally that the within report contains requested changes and restates certain financial information, as well as the included changes in management's discussion and analysis. In particular, this section pertaining to controls and procedures describes action taken to ensure more accurate and effective accounting controls and procedures. In response to the foregoing the company has implemented the following enhanced financial review standards. (1) The company has provided a longer review period of time and more rigorous internal review of accounting data prior to formal review by our independent auditors. (2) During November 2005, the Company has engaged the services of an outside accounting professional which has significant expertise in the application of US GAAP and SEC reporting requirements to advise the Company in the preparation of their financial statements. (3) The Company plans to further implement written policy and procedures for accounting and financial statement preparation in accordance with current and future requirements of SEC Item 307 of Regulation S-B and SOX
                  404. The Company has not currently estimated the cost of implementing these changes in controls and procedures.

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

Of the net proceeds, the following principal expenditures have been made during this third Quarter:

(i) Software/computer upgrades                   $
(ii) Database work & website costs               $
(iii) Legal-primarily NASD listing               $
(iv) Working Capital                             $     330,591
(v) Office equipment                             $
(vi) Marketing                                   $
(vii) New Employees                              $
(viii) New Marketing Coordinator                 $
(ix) Client gifts and costs                      $
                                                 -------------
                                                 $     330,591
                                                 =============

           Prior Offering Proceeds Expenditures  $  379,073.11
           (Previously Reported)

           Remaining Net Proceeds                $           0

         (2) Auditors. Child, Sullivan and Company, of Kaysville, Utah will continue, subject to Board discretion, as the Company's new independent auditors. The auditors were appointed in August, 2003. The company has no differences of opinion with its prior or current auditors.

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



Date: January 5, 2006      By: /s/ Terry M. Deru
                                -----------------------------------
                                Mr. Terry M. Deru President, Director



Date: January 5, 2006      By: /s/ Andrew W. Limpert
                                -----------------------------------
                                Mr. Andrew W. Limpert Director, Treasurer/CFO