Form 10KSB
period 2005-12-31
PRIME RESOURCE INC
filed 2006-03-31
CIK 1173281

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    MARK ONE

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                       or

[] TRANSITION REPORT pursuant to section 13 or 15(d) of the securities exchange act of 1934

     FOR THE TRANSITION PERIOD FROM N/A TO N/A

                        COMMISSION FILE NUMBER: 333-88480

                              PRIME RESOURCE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         UTAH                                                     84106
--------------------------                             -------------------------
  (STATE OF INCORPORATION)                                       ZIP CODE

                        1245 E. Brickyard Road, Suite 590
                              Salt Lake City, Utah
                     ADDRESS OF PRINCIPAL EXECUTIVE OFFICES

(801) 433-2000 04-3648721 Registrant's telephone number, including area code I.R.S. Employer Identification Number

               Securities           registered pursuant to Section 12(b) of the
                                    Act:
                                 150,000 Shares

                                                  Name of each exchange on
  Title of each class                               which registered
-------------------------                         ------------------------
Common - $0.001 Par Value                                  None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [] NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of March 1, 2006, the aggregate market value of the common voting stock held by non-affiliates of the Registrant, would be approximately $ 311,400. The company has a very limited trading market on the OTCBB.

State issuer's revenues for its most recent fiscal year: $ 7,155,166.

As of March 1, 2006, the Registrant had outstanding 2,955,490 shares of common stock ($0.001 par value); 50,000,000 common shares authorized.

                                TABLE OF CONTENTS
PART I
                                                                            Page

ITEM 1        DESCRIPTION OF BUSINESS......................................3

ITEM 2        DESCRIPTION OF PROPERTY.....................................11

ITEM 3        LEGAL PROCEEDINGS...........................................11

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........11

PART II

ITEM 5        MARKET FOR COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS.................................12

ITEM 6        PLAN OF OPERATION ..........................................12

ITEM 7        FINANCIAL STATEMENTS........................................15-33

ITEM 8        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURES.....................34

ITEM 8A       CONTROLS & PROCEDURES.......................................34

ITEM 8B       OTHER INFORMATION AND SELECTED RISK FACTORS.................35

PART III

ITEM 9        DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT..............35

ITEM 10       EXECUTIVE COMPENSATION......................................39

ITEM 11       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT..............................................40

ITEM 12       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............41

PART IV

ITEM 13       PRINCIPAL ACCOUNTANT FEES & SERVICES........................42

ITEM 14       EXHIBITS....................................................43

              SIGNATURES..................................................44

                                     PART I

                         Item 1. DESCRIPTION OF BUSINESS

     Our discussion and analysis of the Business and subsequent discussion of Financial Conditions may contain forward-looking statements that involve risks and uncertainties. Some of the statements contained in this Report are not purely historical but are forward-looking statements including, without limitations, statements regarding Prime Resource, Inc. ("Prime's") expectations, beliefs, estimates, intentions, anticipations, and strategies about its future and future financial performance and those of its subsidiaries. Words such as, "anticipates," "expects," "intends," "plans," "believes, "seeks," "estimates," or variations of such words and similar expressions, are intended to identify such forward-looking statements, but their absence does not mean the statement is not forward-looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements as a result of various factors. Specifically, and not in limitation of these factors, Prime may alter its plans, strategies, objectives or business. This disclaimer is made in reliance upon the safe harbor provisions of the Private Securities Reform act of 1995.

GENERAL AND HISTORICAL

     Prime Resource, Inc. ("Prime"), as a corporate entity, was filed in Utah on March 29, 2002; however, essentially the same business purposes were engaged in by its predecessor entity, Prime Resource, LLC, a Utah limited liability company, as organized in 1996, but which was not active until the 1998 acquisition of its present subsidiaries: Belsen Getty, LLC ("Belsen Getty") and Fringe Benefit Analysts, LLC ("Fringe Benefit"). Mr. Scott Deru acted as the manager for Prime, LLC. From 1990 to 1998, Belsen Getty and Fringe Benefit collaborated as independent corporations. In 1998, Prime LLC, became the parent and coordinating entity and the two operating companies also became wholly owned limited liability companies of Prime, LLC and changed their business structure from corporations to limited liability companies owned by Prime LLC. Prime Retirement Services, LLC ("Prime Ret.") was formed on July 3, 2003, after the initial public offering by Prime, which offering became effective on June 16, 2003. Prime Retirement was formed with expectation to provide daily valuation services to qualified retirement plans and related software but was closed during 2005 due to inactivity.

     As part of the 1998 reorganization of Prime, LLC, Mr. Scott Deru and Mr. Terry Deru each contributed their 50% ownership interest in Fringe Benefit to Prime. Mr. Terry Deru and Mr. William Campbell each contributed their 50% ownership interest in Belsen Getty to Prime and Mr. Don Deru, the father of Scott and Terry Deru, contributed capital. The resulting ownership percentages in Prime, LLC were Scott and Terry Deru at 36 1/2% each; Mr. William Campbell at 23% and Mr. Don Deru 4%. Prime, LLC was later dissolved of record in April 2002 after transferring all assets to Prime, Inc. in anticipation of a public offering of its shares.

     Fringe Benefit was formed and licensed in November 1984 in Utah as a general insurance agency. The company initially was formed and operated as a Utah corporation with Mr. Scott Deru as its president. It was jointly owned by Scott Deru and Terry Deru from inception. It was converted to a Limited Liability Corporation in 1988. Fringe Benefit concentrated upon developing employee benefits and writing insurance for business related purposes, such as key man life policies, group health plans and related insurance. Mr. Scott Deru and Mr. Terry Deru remained joint owners from 1984 to 1998 when their ownership was acquired by Prime, LLC.

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

     Belsen Getty, Inc. was formed on November 9, 1990, by Mr. William Campbell and Mr. Terry Deru as a Utah successor to a Nevada corporation. Mr. Terry Deru joined the firm in the summer of 1985 and purchased a 50% interest in Belsen Getty, Inc. of Nevada from Mr. Campbell. All interest in Belsen Getty, Inc. was transferred to Belsen Getty LLC in 1998 which was then exclusively owned by Prime, LLC. Mr. Terry Deru received a 36 1/2% interest in Prime and Mr. Campbell a 23% interest in Prime.

     In order to take advantage of some economies of scale and to work more cohesively in cross- selling to the respective client base of Belsen Getty, Inc. and Fringe Benefit, the foregoing reorganization occurred in 1998. Prime Resource, LLC (an LLC organized on June 27, 1996, but having no real business activity) was used as a holding company for the newly formed entities of Belsen Getty, LLC and Fringe Benefit, LLC. These subsidiary entities were formed on October 2, 1998 and became the successor firms for Belsen Getty, Inc. and Fringe Benefit, respectively, each being wholly owned by Prime Resource, LLC.

     Mr. William Campbell became associated with Prime Resource, LLC in 1998 resulting from a minimal cash contribution and his fifty per cent interest in Belsen Getty. He received a 23% interest in Prime, LLC.

     In January 2002 Prime, LLC purchased all of Mr. Campbell's interest in Prime for $100,000. The prior Campbell interest was assigned to Andrew Limpert on January 10, 2002 in consideration for the acknowledgment of Limpert's advisory and organizational services which were valued at $113,000. The 26 percent (26%) membership share of the Company issued to Mr. Limpert was accounted for as compensation expense and is included in "compensation and benefits" in the statement of operations for the quarter ended March 31, 2002. The value of the share of the Company issued to Mr. Limpert was based on what the Company was required to pay a former member, Mr. William Campbell, for his 23 percent share of the Company, in connection with the Company's termination and buy-out of Mr. Campbell effective January 1, 2002. Mr. Don Deru, the father of Scott and Terry Deru, held a 4% interest in Prime LLC since inception and exchanged his interest in Prime LLC for a 1.8% sharehold interest in Prime, Inc.

     In March, 2002, Prime, LLC decided to incorporate in Utah in anticipation of its initial public offering and issued in April, 2002 to Mr. Limpert 750,000 shares of its common stock, (26% of the issued and outstanding) for his prior and continuing consulting services for and to Prime. The other stockholders are Mr. Terry Deru, 1,000,000 shares; Mr. Scott Deru, 1,000,000 shares; and Mr. Don Deru, 50,000 shares. Fringe Benefit and Belsen Getty continued under their existing LLC structure as wholly owned subsidiaries of Prime, Inc. with Mr. Terry Deru continuing as the manager of Belsen Getty and Mr. Scott Deru for Fringe Benefit.

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

     Over the past three years, Belsen Getty has contributed approximately 11% of the present revenues to Prime and Fringe Benefit has contributed the remaining 89% of net revenue to Prime. As noted above, Prime, LLC was dissolved in April, 2002 upon the transfer of assets to Prime, Inc. Prime, Inc., like its predecessor, Prime LLC, is not anticipated to generate any independent sources of revenue or income. All salaries and benefits in Belsen Getty and Fringe Benefit have been and will be paid directly by Prime.

Current Ownership of Shares by Affiliates:

     The principal owners of Prime (10% or greater shareholders) as of December 31, 2005, were:


Name of Shareholder      Number of Shares (a)   Percent of Outstanding
----------------------   --------------------   ----------------------
1.  Mr. Terry Deru       984,000                33%
2.  Mr. Scott Deru       999,500                34%
3.  Mr. Andrew Limpert   717,900                24%
4.  All Directors        2,701,400              91%
----------------------   -------------------- ------------------------

(a) There are no outstanding shareholder options, warrants or other stock rights as of the date of this Report. Shares listed for individuals may include spouse and grantor trusts.

Initial Public Offering (IPO):

     The company completed its initial public offering in July 2003 pursuant to an SB-2 registration in which it raised $750,000 in gross proceeds and $709,664 in net proceeds. Prime had expended all such proceeds as of September 2005. The expenditure of offering proceeds were more particularly treated under Rule 463 in prior disclosures of Management's Plan of Operation and are additionally discussed below in the Plan of Operation.

Belsen Getty Business

     Belsen Getty is a Utah financial management company offering investment advisory services, financial planning, pension, and retirement planning, and general business consulting and planning for firms or individuals who may participate to the extent they deem appropriate in any of these financial products and services. Belsen Getty was originally formed as a Nevada corporation in 1990. Belsen Getty remained active until 1996, and was a lapsed corporation continuing to conduct business from 1996 to 1998 when it was reorganized as a Utah limited liability company. Belsen Getty has continued to date as a Utah limited liability company as previously described in the Company History. Belsen Getty manages assets primarily under a fee based management system. Belsen Getty uses sophisticated modeling software to complete its investment advisory aspects of its services to clients who wish it to manage their funds for various pension and retirement or other offered plans. In this capacity, Belsen

Getty also acts as an investment advisory firm.

     Belsen Getty also has expertise in providing consulting services for retirement planning, pension and general business financing and planning.

     Belsen Getty offers its services to individual retirement accounts, trust accounts, as well as creating 401(k) plans and other pension plans for corporate clients. These services may range from simple cash management to complex custom growth portfolio planning for wealthy individuals or businesses.

     Belsen Getty markets through several mediums. First, the firm has a sophisticated database for tracking services to clients, prospects, and business associates. This tracking assures each client and prospect are contacted monthly by mail, email, phone, or other form of communication. Second, prospects that go into this tracking system are located in several ways, such as referrals from existing clients, referrals from other business associates, and referrals from Fringe Benefit Analysts, as well as direct mailing and educational seminars. To a limited extent, the firm currently engages in prospect mailings and may explore other media advertising.

     In November of 2002, Belsen Getty received 684,000 restricted common shares in an inactive public company known as Mortgage Professionals Lead Source, Inc.
(MPLS) incident to consulting and advisory services provided to MPLS by Andrew Limpert. MPLS became known as Neuro Bioscience, Inc. (NBI) pursuant to an acquisition of this private company. The shares were issued and held in the name of Prime Resource, Inc., the parent entity to Belsen Getty, by informal assignment from Andrew Limpert who performed the consulting services as an employee of Belsen Getty. While Limpert acted to locate the acquired company, NBI, neither he nor Belsen Getty had a contractual duty to locate or provide such entity as part of his consulting services or entitlement to earn the shares for consulting services to MPLS.

     Subsequently in 2006, Belsen Getty requested and received 339,500 restricted shares in the public parent company of NBI, "Bioaccelerate," which has a limited trading market on the Electronic Bulletin Board (EBB). Belsen Getty received 339,500 shares of Bioaccelerate (BACL.OB) in exchange for its NBI shares, because certain performance expectations were not met by the company. Bioaccelerate currently trades for $1.35 to $1.50 per share.

     Belsen Getty is currently managed by Mr. Terry Deru and has seven full-time and one part-time employee.

Fringe Benefit Analysts Business

         Fringe Benefit is primarily a diversified independent insurance broker which provides various lines of insurance, such as health, life, dental, disability, etc., as needed by its clients to provide various business, as well as employee related insurance programs and plans. Fringe Benefit may also, in the future, engage in recruiting independent agents, rolling up and acquiring existing health care insurance agencies and/or their book of business.

     Fringe Benefit currently has eleven full-time employees, two part-time employees and over fifty sub-agents who act as independent contractors in various insurance lines.

Prime Retirement Services Business:

     Prime Retirement Services was closed during calendar year 2005 as it had no activity and no additional activity was anticipated by management in the future.

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

     For the calendar year ending 2005, Belsen Getty would estimate that approximately $668,602 or 9% of Prime's revenues were derived from Belsen Getty activities. Of these amounts, approximately $396,339 or 59 % of its revenues were derived from direct financial advisory services and approximately $272,263 or 41% were derived from other pension retirement and general business consulting services. Approximately 11% of the business services performed by Belsen Getty are a direct result of referrals by the other Prime subsidiary, Fringe Benefit Analysts.

III. Fringe Benefit Analysts, LLC

     Fringe Benefit Analysts has become the primary insurance arm for the Prime companies. It has a synergistic relationship in that it provides insurance coverage to various pension and retirement plans developed by Belsen Getty.

     Fringe Benefit estimates that, for calendar year 2005, its total contribution to the revenues of Prime were approximately $6,441,499 or 90%. Approximately 18% of the services performed by Fringe Benefit Analysts are a direct result of referrals by Belsen Getty.

USE OF OFFERING PROCEEDS

     Historically Prime generally attempted to grow and expand each phase of its related business practices by internal growth through the application of retained earnings to expand services and acquire new clients. In addition to the standard growth anticipated through retained earnings, Prime also employed the net proceeds from its IPO to increase sales, general business operations and to explore acquisition and merger opportunities. These expenditures from offering proceeds have been reported pursuant to SEC Rule 463 in various periodic quarterly reports on Form 10-QSB. The last expenditures occurred in September 2005. Total expenditures of the offering proceeds are summarized as follows:

   Category of Expenditure           Amount      Percentage of Net
--------------------------------    ---------    -----------------
Working Capital Expenditures (a)    $ 400,000           56%
Technology & Computers              $  60,000            8%
Employees, Marketing, Misc          $ 249,000           36%

     (a) Includes acquisition expenses including a loan to LightSpace and miscellaneous overhead.

LIGHTSPACE CONVERTIBLE NOTE

     As part of the company's ongoing efforts to attempt to find a suitable merger and/or reorganization candidate, Prime loaned various amounts of money in 2005 to a development stage technology company known as LightSpace Corporation. LightSpace is generally involved in the business of creating unique proprietary computer controlled patented light panels which are used for advertising and promotion purposes and are linked to generate visual and sound advertising, directions, or information. The company contemplated and was substantially involved in negotiations with LightSpace for a reverse acquisition, but which negotiations were subsequently terminated when LightSpace elected to pursue independently its own registration of its stock rather than complete a reverse acquisition with Prime.

     Leading up to the termination of acquisition discussions, Prime had advanced to LightSpace the sum of $350,000 by various notes. Prime is presently owed directly the sum of $372,510.62 on the notes with interest payable at 8%. The notes are convertible to the common stock of LightSpace after it completes its registration and at the election of Prime. Prime intends to convert the outstanding LightSpace notes to shares of LightSpace stock at the completion of the registration. While it is not presently determined at exactly what market price, if any, the LightSpace shares may trade at the conclusion of their registration, the estimated conversion price would be at $.80 per share.

     Of the LightSpace shares to be generated by this anticipated conversion, Prime is presently intending to issue out directly to all Prime shareholders of record all the LightSpace conversion shares on a pro-rata basis. It is anticipated that these shares, as distributed, will be registered securities - that is they will be part of the anticipated LightSpace registration.

PLANNED PRIME REORGANIZATION

     At least two seminal events occurred in calendar year 2005 which may affect your interest and rights as a Prime shareholder. Discussion of these matters is included within this 10-KSB only as forward-looking information and which will subsequently be included in a proxy solicitation for shareholders' consideration in the second quarter of 2006. First, Prime has determined, and includes as part of this 10-KSB disclosure, that it will go forward with the LightSpace conversion and stock distribution, as described in the preceding section. Secondly, Prime has made a management determination, based upon its experience with LightSpace and other prospective merger or acquisition candidates, that its current core business operations of insurance related planning and services are not compatible with most merger or acquisition discussions or proposals. As a result, Prime believes it would be in the best interest of the company to obtain shareholder approval to spin out or to release the core existing assets to the Prime principals for a reduction in their shares. The exact terms of any proposed distribution of assets will be included in a separate future proxy solicitation material to be sent to all shareholders, together with discussions of dissenting shareholder rights (if any exist under current Utah law), risk factors, alternatives and other germane discussions of the proposed transaction. THE REORGANIZATION WOULD REQUIRE MAJORITY APPROVAL OF THE DISINTERESTED SHAREHOLDERS.

     The purpose of this section is merely to indicate that the Board, late in 2005, made a determination to pursue this proposed reorganization and proxy solicitation and to set-out in this section the reasons generally for seeking a subsequent proxy solicitation for approval of the proposed reorganization of Prime to remove its existing present business activities and assets in exchange for a share reduction from the principal holders who will receive the transferred assets. The public shareholders would also receive the Bioaccelerate shares described below.

     As part of the anticipated reorganization, Prime will also propose that each of the non-affiliated and non-employee public shareholders of Prime should receive Prime's Bioaccelerate shares on a pro-rata basis. These shares were earlier described on page 7 of this Annual Report and are intended as distribution to be included as part of the 2006 proxy solicitation. It is anticipated the Bioaccelerate shares would be distributed to Prime's public shareholders as restricted shares. All shareholders of Prime will also receive their pro-rata portion of the LightSpace shares to be acquired as described by a preceding section, though it is anticipated that the LightSpace distribution would occur with or without the approval of the reorganization of the company. Again, all of the matters related to this proposed reorganization will be contained in and made available to shareholders in a more detailed and separate proxy solicitation in the second quarter of 2006.

SPECIFIC BUSINESS PLAN AND PROJECTIONS

     Because of the anticipated reorganization discussed above, Prime is not going to pursue any significant initiatives to expand or modify its current core business activities in 2006. It should also be noted that Prime has exhausted, through its normal business activities and as part of pursuing various merger and reorganization candidates, all of the remaining net proceeds of its earlier public offering, as reported in its 10-QSB report for the third quarter of 2005. As a result, it is not anticipated that the company will generally use any outside sources of capital to fund business expansion or changes during calendar year 2006 and will concentrate management efforts on operating and maintaining the core insurance and insurance consulting services, as previously described, on a maintenance level until such time as the disinterested shareholders can make an informed determination and vote upon the proposed reorganization to remove that core business and business assets from the company upon the terms generally outlined above and to be more particularly described in a subsequent proxy statement.

     With the foregoing general understanding in mind, Prime can report that during calendar year 2005, it had a growth in revenues over calendar year 2004 of approximately $1,728,702 or 32%. Net earnings decreased marginally from $131,112 in calendar year 2004 to $75,862 in 2005 or 42% as discussed below.

     It is not anticipated that there will be any significant growth in revenues or incomes during calendar year 2006. It is anticipated, because of the various related costs and interruption of normal business practice by the anticipated reorganization, that revenues and earnings may decrease in 2006, and the company may potentially realize a net loss on operational activities during this period resulting from this proposed reorganization.

COMPETITIVE FACTORS

     All of the business areas in which the company operates (Belsen Getty in financial advisory services and planning; and Fringe Benefit Analysts which is primarily engaged in insurance programs related to business) are highly competitive industry segments. In each of these business segments, the company is faced with competition from larger and better capitalized companies such as Marsh & McClellen and AON Corporation as well as several local insurance agencies in the applicable insurance lines offered by the company; Merrill Lynch & Co. and Smith Barney and other wire houses and investment advisory firms in the financial advisory and consulting areas. In the business of pension planning services competition arises from many large public accounting firms and law firms.

     Each of these competitive factors and entities may pose a significant competitive risk to the company in that they may be able, because of size and scale, to provide additional services, as well as providing the same services at a lower per unit cost to various customers of the client.

     Prime believes that it may remain competitive in these industries due to some unique incentive programs which it employs, but can give no assurance or warranty that it will ultimately be successful in competing in any of the given areas in which it has elected to provide business services. Obviously, these incentive factors will be irrelevant if the reorganization is completed.

     Fringe Benefit joined United Benefit Advisors ("UBA") in 2005. UBA is a national affiliation of independent health insurance providers. It is anticipated, that this affiliation may bring national programs and insurance carriers to the markets Fringe Benefit serves that were not previously available and may create discounts on software and other insurance industry related services. Fringe Benefit hopes that this affiliation may enhance its competitive position in the relevant market. Prime has not had sufficient experience to date to evaluate the impact of the UBA programs.

NUMBER OF PERSONS EMPLOYED

     As listed above, Prime has attempted to break out under the general description of each business subsidiary the number of persons employed by each business subsidiary. In the aggregate, the Prime organizations employ 18 full-time personnel, 3 part-time personnel and approximately 50 insurance agents as of the date of this report. These numbers also include officers of the corporation employed on a full-time basis.

     No projection of future employees or agents which may be required, in addition to those described above, can be determined until the nature and extent of the asset transfer and other business issues which are projected for the company has been determined. Changes in employment are reported by Prime as part of its annual 10-KSB Report and may be included where deemed significant in the various quarterly or special reports filed by the company with the SEC.

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

GOVERNMENTAL COMPLIANCE

     Each of the areas in which the company presently operates is subject to some specific governmental regulation. For instance, to provide investment advisory services, Belsen Getty must maintain a licensure within the state of Utah and the Securities and Exchange Commission ("SEC") as a registered and licensed investment advisors and have maintained that status incident to the services provided.

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

                         Item 2. DESCRIPTION OF PROPERTY

     Prime presently maintains a leasehold estate in business suites located at 1245 East Brickyard Road, Suite 590, Salt Lake City, Utah. Prime leases approximately 3,239 square feet of lease space with a remaining 2-year term on its present lease in an office tower at this location. Within this office space it has approximately four separate offices, together with two conference rooms and secretarial and support staff areas. The Salt Lake space primarily houses the Belsen Getty division. The monthly lease payment is currently $5,063 per month. The Fringe Benefit Analysts division rents space in Layton, Utah on a month to month basis at the rate of $4,393.70 per month.

     In addition to the foregoing leasehold estate, Prime owns various office furnishings and equipment which would value at approximately $ 30,000.

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

                   Item 4. SUBMISSION OF MATTERS TO A VOTE OF
                                SECURITY HOLDERS

     Prime last held a general shareholder meeting on June 5th , 2004. In its June 2004 shareholder meeting, Prime shareholders elected the current Board and ratified the continuation of the current auditors to the company. Any interested party may review the minutes of that meeting and obtain a copy by contacting the company. The anticipated reorganization generally outlined above will be presented for shareholder vote pursuant to a detailed proxy solicitation in 2006. The company will require approval of any reorganization proposals by a majority of disinterested shareholders to be more fully explained in the proxy materials.

                                     Part II

                  Item 5. MARKET FOR COMMON EQUITY AND RELATED
                               STOCKHOLDER MATTERS

         After substantial delay by the NASD, Prime commenced trading on the Over The Counter Electronic Bulletin Board (OTCBB) on May 28, 2004. Its trading symbol is PRRO. Following is a table of the trading ranges for its shares in calendar year 2005:


            High        Low               High       Low
-------  ----------  --------- -------  ---------  -------
Q1 2005     $6.25      $5.00   Q1 2004         NA       NA
Q2          $5.50      $2.50   Q2           $6.00    $5.50
Q3          $5.75      $1.10   Q3           $6.90    $5.50
Q4          $5.25      $1.50   Q4           $6.25    $5.90
-------  ----------  --------- -------  ---------  -------

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

LIQUIDITY AND CONTINUED OPERATIONS

     On December 31, 2005, Prime had assets of $1,734,548. At December 31, 2005, the company's current assets totaled $1,107,977 compared to current liabilities of $531,765. Working capital at December 31, 2005, totaled $576,212, a decrease of 40% compared to $808,972 at December 31, 2004. The decrease in working capital primarily occurred because of the expenditure of the remaining offering proceeds. The company had a current ratio at December 31, 2005, of approximately
2.08. The long term debt of the company as of December 31, 2005, was $23,034 and the retained earnings were $ 301,125. As of December 31, 2005, its approximate market valuation was $ 3,405,035 based upon limited trading.

     At December 31, 2005, there were no significant commitments for capital expenditures, and the company does not intend to continue with expenditure of its net proceeds for capital expenditures due to the anticipated reorganization discussed above.

     In the event the reorganization, as subsequently proposed is adopted, Prime would no longer have a core business purpose or assets and would exclusively devote its limited management efforts to seeking out potential merger or acquisition candidates and maintaining the company as a viable public company. No assurance or warranty of success in this regard can be made and the company would only have limited part-time management.

     Prime, should it continue in its existing business, fully intends to primarily grow its insurance company portion of its business through anticipated net earnings and to apply estimated net earnings for calendar year 2006 to the growth of other aspects of its business. Net retained earnings for 2006, if any, are projected to be less than 2005 due to the proposed reorganization activity. The company will attempt to allocate net earnings to different aspects of its business growth as it shall determine in accordance with its independent business discretion.

     At present, Prime has no financing commitments or other significant long term debt. The company believes it can continue to operate with modest growth based upon its utilization of retained earnings. The company has no present intent to engage in any further borrowing or capital formation activities for the foreseeable future. The company currently has two outstanding loans and a line of credit in the amount of $59,762.

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

RESULTS OF OPERATIONS

     Revenues for 2005 totaled $7,155,166, an increase of $1,728,702 from calendar year 2004. Net income for 2005 totaled $75,862 compared to $131,112 in 2004. The increase in revenues was due primarily to growth of the business activities of the company and particularly the writing of more insurance policies. The decrease in net earnings resulted from lower average profit margins on policies and various acquisition efforts, particularly LightSpace. Prime also realized more modest growth in its Belsen Getty financial consulting and planning sectors and in its pension and profit sharing efforts. The individual sector revenue and profit breakdowns for these subsidiaries are set-out as follows:

                                                NET PROFITS
                                                 OR LOSSES     % OF PRIME TOTAL
      CALENDAR YEAR 2005     GROSS REVENUES      (Pretax)          REVENUES
--------------------------  ----------------  ---------------  ----------------
Fringe Benefit Analysts     $      6,441,499  $       479,660                90%
--------------------------  ----------------  ---------------  ----------------
Belsen Getty                $        668,602  $      (121,507)                9%
--------------------------  ----------------  ---------------  ----------------
Prime Resource              $         45,065  $      (230,151                 1%
--------------------------  ----------------  ---------------  -----------------
                                                NET PROFITS    % OF PRIME TOTAL
      CALENDAR YEAR 2004     GROSS REVENUES      OR LOSSES         REVENUES
--------------------------  ----------------  ---------------  ----------------
Fringe Benefit Analysts     $      4,780,855  $       546,100                88%
--------------------------  ----------------  ---------------  ----------------
Belsen Getty                $        628,948  $      (158,213)               12%
--------------------------  ----------------  ---------------  ----------------
Prime Resource              $         16,661  $      (191,033)                0%
--------------------------  ----------------  ---------------  ----------------

         The net operating profit margin for Prime was approximately 1% in 2005 with Belsen Getty having a profit margin (after taxes and consolidation) of approximately (11) %, Fringe Benefit Analysts' margin being approximately 4%.

         Expenses for Prime primarily involved executive salaries, commissions, and operation of the business offices, including general salaries and overhead. These expenses for 2005 can be set-out and compared with 2004 in the following table:

                                                                        % CHANGE
                                                                    BETWEEN 2004
      Description of Expense              2005           2004        & 2005
------------------------------------  ------------  ------------  ------------
Officers' salaries and compensation   $  1,460,822  $  1,317,600            11%
------------------------------------  ------------  ------------  -------------
Commissions                              4,799,377     3,218,717            49%
------------------------------------  ------------  ------------  -------------
General Operating Expenses                 562,567       507,511            11%
------------------------------------  ------------  ------------  -------------
Occupancy                                  133,866       145,499            (9)%
------------------------------------  ------------  ------------  -------------
Interest                                     4,007         3,679             8%
------------------------------------  ------------  ------------  -------------
Depreciation                                61,495        49,868            23%
------------------------------------  ------------  ------------  -------------
TOTALS                                $  7,022,134  $  5,242,880            34%
------------------------------------  ------------  ------------  -------------

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

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, when practicable.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary risk faced by Prime is the market risk from larger and better capitalized companies engaging in the same services which the company provides at a lower price or other competitive advantage to the company.

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

     Significant risks may be imposed by the anticipated reorganization generally discussed above and which risks would be more fully set-out in any proxy solicitation related to such reorganization.

                          Item 7. FINANCIAL STATEMENTS

     Following are the audited Financial Statements. These financial statements constitute the formal presentation of financial information by the company, such that all other financial information contained in this 10-KSB report should be read and reviewed in light of the following Financial Statements and notes thereto. Should there exist any conflict between information appearing elsewhere in this Report and the following Financial Statements, the Financial Statements should be given primary definition and control. The notes attached to the Financial Statements constitute an integral part of the financial disclosure and should be read and reviewed in connection with the Financial Statements.

                      Prime Resource, Inc. and Subsidiaries

                        Consolidated Financial Statements
                                      with
                      Independent Auditors' Report Thereon
                     Years Ended December 31, 2005 and 2004

                      Prime Resource, Inc. and Subsidiaries

                        Consolidated Financial Statements

                                December 31, 2005

                                    Contents

Report of Independent Registered Public Accounting Firm.....................18

Consolidated Financial Statements:

         Consolidated Balance Sheet ........................................19

         Consolidated Statements of Operations..............................20

         Consolidated Statements of Stockholders' Equity....................21

         Consolidated Statements of Cash Flows..............................22

Notes to Consolidated Financial Statements .................................23

             Report of Independent Registered Public Accounting Firm


To the Board of Directors,
Prime Resource, Inc., and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Prime Resource, Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prime Resource, Inc. and Subsidiaries as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.



Child, Van Wagoner & Bradshaw, PLLC
Kaysville, Utah
March 21, 2006

                      Prime Resource, Inc. and Subsidiaries

                           Consolidated Balance Sheet
                                December 31, 2005

ASSETS
Current assets:
   Cash and cash equivalents                                                                         $         586,147
   Accounts receivable                                                                                         462,331
   Interest receivable                                                                                          37,844
   Trading securities (Note 2)                                                                                   2,497
   Income taxes receivable (Note 11)                                                                            19,158
   Deferred tax assets                                                                                               -
   Other current assets                                                                                              -
                                                                                                     -----------------
       Total current assets                                                                                  1,107,977

Leasehold improvements and equipment, net of accumulated
   depreciation and amortization of $209,053 (Note 3)                                                          144,278

Notes receivable                                                                                               390,000
Investments in non-trading securities                                                                           60,000
Deferred tax assets (Note 11)                                                                                   19,189
Other assets                                                                                                    13,104
                                                                                                     -----------------

Total assets                                                                                         $       1,734,548
                                                                                                     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                                            $          42,776
   Accrued compensation, commissions and benefits                                                              445,016
   Deferred tax liabilities (Note 11)                                                                            7,245
   Current portion of notes payable, including line of credit (Note 4)                                          36,728
                                                                                                     -----------------
       Total current liabilities                                                                               531,765

Notes payable, excluding current portion (Note 4)                                                               23,034
Deferred tax liability - long-term (Note 11)                                                                         -
                                                                                                     -----------------

Total liabilities                                                                                              554,799

Commitments and contingencies (Note 10)                                                                              -

STOCKHOLDERS' EQUITY (Note 5)
   Common stock, no par value; 50,000,000 authorized
       shares; 2,972,950 shares issued and 2,955,490 shares outstanding                                        964,802
   Treasury stock                                                                                              (86,178)
   Retained earnings                                                                                           301,125
                                                                                                     -----------------
       Total stockholders' equity                                                                            1,179,749
                                                                                                     -----------------

Total liabilities and stockholders' equity                                                           $       1,734,548
                                                                                                     =================

                See accompanying notes to financial statements.

                      Prime Resource, Inc. and Subsidiaries

                        Consolidated Statements of Income



                                                                                Years ended December 31,
                                                                                  2005             2004
                                                                           --------------      -------------
      Revenues
        Commissions                                                        $    6,441,499      $   4,780,855
        Investment and business advisory fees                                     668,602            628,948
        Interest and dividends                                                     45,065             16,661
                                                                           --------------      -------------
                                                                                7,155,166          5,426,464

      Expenses
        Commissions                                                             4,799,377          3,218,717
        Compensation and benefits                                               1,460,822          1,317,606
        General and administrative                                                562,567            507,511
        Occupancy and related expenses                                            133,866            145,499
        Interest                                                                    4,007              3,679
        Depreciation and amortization                                              61,495             49,868
                                                                           --------------      -------------
                                                                                7,022,134          5,242,880
                                                                           --------------      -------------

      Net operating income                                                        133,032            183,584

      Gains and (losses)
        Realized gains (losses) on trading securities                                (111)             5,848
        Unrealized gains (losses) on trading securities                            (4,919)             4,020
        Net gains from disposals of fixed assets                                        -              3,402
                                                                           --------------      -------------
                                                    Net gains (losses)             (5,030)            13,270
                                                                           --------------      -------------
      Net income before income taxes                                              128,002            196,854

      Income taxes                                                                 52,140             65,742
                                                                           --------------      -------------

        Net income                                                         $       75,862      $     131,112
                                                                           ==============      =============

Weighted average shares outstanding                                             2,944,529          2,934,000

Basic and fully diluted net income per share                               $          .03      $         .04


                See accompanying notes to financial statements.

                      Prime Resource, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity




                                                                                   Retained
                                               Common Stock           Treasury     Earnings
                                          Shares         Amount        Stock       (Deficit)        Total
                                        -----------    ----------    ----------    ----------    ------------
Balance at January 1, 2004                2,934,000    $  907,427    $  (77,755)   $   94,151    $    923,823

Net income                                        -             -             -       131,112         131,112
                                        -----------    ----------    ----------    ----------    ------------

Balance at December 31, 2004              2,934,000       907,427       (77,755)      225,263       1,054,935

Common stock issued for compensation         22,950        57,375             -             -          57,375

Purchase of treasury stock                   (1,460)            -        (8,423)            -          (8,423)

Net income                                        -             -             -        75,862          75,862
                                        -----------    ----------    ----------    ----------    ------------

Balance at December 31, 2005              2,955,490    $  964,802    $  (86,178)   $  301,125    $  1,179,749
                                        ===========    ==========    ==========    ==========    ============



                See accompanying notes to financial statements.

                      Prime Resource, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                               Years ended December 31
                                                                                2005               2004
                                                                          ---------------    -----------------
 Cash Flows From Operating Activities:
 Net income                                                               $        75,862    $         131,112
 Adjustments to reconcile net income to cash
   used in operating activities:
     Depreciation  and amortization                                                61,495               49,868
     Common stock issued for compensation                                          57,375                    -
     (Gain) on disposal of assets                                                       -               (3,402)
     Unrealized (gain) losses on trading securities                                 4,919               (4,020)
     Realized (gain) losses on sale of trading securities                             111               (5,848)
     Changes in operating assets and liabilities:
       Trade and other accounts receivable                                        (54,628)             (96,271)
       Other current assets                                                             -               10,000
       Income taxes receivable                                                     (9,388)              23,584
       Deferred tax assets                                                         16,271                  800
       Accounts payable                                                             2,085               32,367
       Accrued liabilities and compensation                                        58,687              104,772
       Deferred tax liabilities                                                         -              (15,510)
                                                                          ---------------    -----------------
     Net cash provided by (used in) operating activities                          212,789              227,452
                                                                          ---------------    -----------------

  Cash Flows From Investing Activities:
  Notes receivable                                                               (350,000)                   -
  Purchases of equipment and leasehold improvements                               (42,870)             (43,581)
  Proceeds from sale of trading securities                                         17,207              354,443
  Purchases of trading securities                                                 (51,530)             (96,603)
                                                                          ---------------    -----------------
     Net cash provided by (used in) investing activities                         (427,193)             214,259
                                                                          ---------------    -----------------
 Cash Flows From Financing Activities:
 Purchase of treasury stock                                                        (8,423)                   -
 Payments on notes payable                                                         (9,452)              (3,795)
 Net (payments) borrowings on line of credit                                       (8,978)              (9,915)
                                                                          ---------------    -----------------
      Net cash provided by (used in) financing activities                         (26,853)             (13,710)
                                                                          ---------------    -----------------

  Net increase in cash and cash equivalents                                      (241,257)             428,001
  Cash and cash equivalents at beginning of year                                  827,404              399,403
                                                                          ---------------    -----------------
   Cash and cash equivalents at end of year                               $       586,147    $         827,404
                                                                          ===============    =================

 Supplemental Disclosure of Cash Flow Information:
 Cash paid for interest                                                   $         4,082    $           3,679
                                                                          ===============    =================

 Cash paid for taxes                                                      $        49,500    $          56,868
                                                                          ===============    =================

 Non-cash Investing and Financing Activities:

    Company vehicle purchased and financed through a
      trade-in $6,500 and a note payable $30,821                          $             -    $         37,321
                                                                          ===============    ================


                See accompanying notes to financial statements.

                              Prime Resource, Inc.
                          Notes to Financial Statements
                      For the year ended December 31, 2005

1. Summary of Significant Accounting Policies

Organization and Business Activity
Prime Resources, Inc. (the Company), is a 100 percent owner of Belsen Getty, LLC, (Belsen Getty), and Fringe Benefit Analysts, LLC, (FBA), with offices in Salt Lake City and Layton, Utah, respectively. Belsen Getty is a fee-only financial management firm, providing investment advice to high-wealth individuals and employee groups in connection with company retirement plans. FBA sells group and employee benefit products, primarily health insurance, to employers and individuals throughout Utah.

Basis of Financial Presentation
The accompanying consolidated financial statements include the accounts of Prime Resource, Inc., and its wholly owned subsidiaries, Belsen Getty, LLC and Fringe Benefit Analysts, LLC. All significant inter- company balances and transactions have been eliminated in consolidation.

Uses of Estimates
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures as of the date of the balance sheet and revenues and expenses for the period. Actual results could significantly differ from those estimates. Significant estimates that may change dramatically in the near term are estimates of unrealized gains and losses on trading securities and resulting deferred tax assets and liabilities, as well as the value of shares received for services. Gains actually realized upon the eventual disposal of these investments could vary from a loss of $2,500 to a substantial gain based on non-discounted share values.

Cash and Cash Equivalents
Cash and cash equivalents consist of checking and money market accounts. For purposes of the statement of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. As of December 31, 2005 and 2004 cash and cash equivalents of $153,773 and $335,861, respectively, were either not covered by federal insurance or exceeded those limits.

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

                              Prime Resource, Inc.
                          Notes to Financial Statements
                      For the year ended December 31, 2005

1. Summary of Significant Accounting Policies (continued)

Trade Receivables (continued)
Accordingly, an additional reserve at any point in time is not considered necessary.

Trading Securities
Trading securities are recorded at fair value. Unrealized holding gains or losses on trading securities are reported on the statement of operations. A decline in the market value of the securities below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

Investments in Non-Trading Securities
Investments that do not qualify as trading securities or available for sale securities under Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity," are included in Investments in non-trading securities on the consolidated balance sheet and are accounted for under the cost method as they are non-public companies for which we do not exert significant influence or public securities for which sale is restricted. For these investments, management regularly reviews the assumptions underlying the operating performance and cash flow forecasts based on information requested from these companies. Generally, this information may be more limited, may not be as timely as and may be less accurate than information available from publicly traded companies. Assessing each investment's carrying value requires significant judgment by management. If it is determined that there is an other-than-temporary decline in the fair value of a security, management will write-down the investment to its fair value and record the related write-down as a loss on investments in the consolidated statement of income.

Leasehold Improvements and Equipment
Leasehold improvements and equipment are recorded at cost. Depreciation is calculated on the straight- line method over the estimated useful lives of depreciable assets as follows:

                                              Years
           Automobiles                           5
           Furniture & equipment              5-7
           Computer software & equipment      3-5

Management reviews its leasehold improvements and equipment for impairment on an annual basis and records any related loss on impairments at the time any impairment is recognized.

Notes Receivable
Notes receivable consisted of two notes. One note receivable for $40,000 at December 31, 2005, has a stated interest rate of 10% per year on outstanding principle which resulted in $15,333 of interest receivable on the balance sheet. The note requires no periodic payments of

                              Prime Resource, Inc.
                          Notes to Financial Statements
                      For the year ended December 31, 2005

1. Summary of Significant Accounting Policies (continued)

Notes Receivable (continued)
principal or interest and is due with all outstanding principal and accrued interest on March 1, 2007.

During the year ended December 31, 2005, the Company entered into a second promissory note receivable by lending money to an unrelated entity in anticipation of a contemplated merger with that entity. The note receivable bears interest at 8% and is due on demand on or after ninety days from the date of the agreement. Management anticipates the note is collectible and believes the fair value to be substantially equal to its carrying value based on the terms of repayment. In the event that these factors are not met and the loan would be called there is certain intellectual property and guarantees from two founding shareholders of the private company beyond all other corporate assets to repay the loan. Prime is considering conversion of the loan to equity in the entity after the entity completes its public registration. In either event, Prime feels it has sufficient liquid resources to properly finance its core business and provide for growth outside of the capital committed to this note. Management does not yet intend to pursue collection of the note nor convert the note to equity in the short-term. Accordingly, the instrument has been classified as long-term. Accrued interest receivable on this note totaled $22,511 at December 31, 2005.

Interest is accrued on notes receivable according to the terms of the note. Management evaluates each note on an annual basis or sooner if necessary to determine the financial status of the note holder. Upon a determination that there is doubt as to the collectability of any or all principal and interest due, the Company will write off of the applicable accrued interest and an allowance is established against the principal amount determined uncollectible as estimated by management.

Income Taxes
The Company uses the asset and liability method of accounting for income taxes, in accordance with Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be settled or recovered. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

Revenue Recognition
The Company generates revenues from two primary sources, commissions on the sale of insurance and fees for providing investment advice.

                              Prime Resource, Inc.
                          Notes to Financial Statements
                      For the year ended December 31, 2005

1. Summary of Significant Accounting Policies (continued)




Revenue Recognition (continued)
Fees from the investment advisory services are billed and earned based on an agreed-upon percentage of the fair value of investment portfolios under management. Such fees are typically one percent per year, and are calculated and billed on a monthly basis at one twelfth of one percent of the fair value of investments under management as of the beginning of each calendar month, and are recognized as revenue in the month billed.

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

Credit Risks and Concentrations
The Company's primary customers are individuals and small to medium sized businesses that may be affected by changes in economic conditions. The Company believes that approximately 99% of its customers are geographically based in Utah. The Company has no client that accounts for more than 4% of its revenues. The Company's largest insurance carriers that pay the commissions on insurance sales generate 33%, 29%, and 12% of its annual insurance commissions revenues. Investment advisory fees make up approximately 9% of the Company's total revenues and no one individual or customer accounts for more than approximately 7% of that revenue.

Earnings Per Share
The Company adopted Statement of Financial Accounting Standard No. 128 (SFAS No.
128), "Earnings per Share", which is effective for annual periods ending after December 15, 1997. Earnings per share (EPS) are computed based on the weighted average number of shares actually outstanding. Basic earnings per share and fully diluted earnings per share are the same as there are no dilutive or anti-dilitive shares as of December 31, 2005 and 2004.

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

                              Prime Resource, Inc.
                          Notes to Financial Statements
                      For the year ended December 31, 2005

1. Significant Accounting Policies (continued)

New Accounting Pronouncements (continued)
In April, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, when practicable.

None of the above pronouncements have current application to the Company but may be applicable to its future financial reporting.

2. Trading Securities

Trading securities comprise investments in common stocks as of December 31, 2005. The cost basis of trading securities at December 31, 2005 totaled $4,230. Unrealized gains and (losses) on such securities for the year ended December 31, 2005 and 2004 totaled $(4,919) and $4,020, respectively. Realized gains and (losses) for the year ended December 31, 2005 totaled $(111) and $5,848, respectively. Dividends realized and reinvested in 2005 and 2004, totaled $3,356 and $10,714, respectively.

3. Leasehold Improvements and Equipment

Leasehold improvements and equipment and related accumulated depreciation and amortization at December 31, 2005 consists of the following:

                              Prime Resource, Inc.
                          Notes to Financial Statements
                      For the year ended December 31, 2005

3. Leasehold Improvements and Equipment (continued)

   Leasehold improvements                       $    31,980
   Furniture and equipment                          120,481
   Computer equipment and software                  135,997
   Vehicles                                          64,873
                                                -----------
                                                    353,331
   Accumulated depreciation and amortization       (209,053)
                                                -----------
                                                $   144,278
                                                ===========

4. Notes Payable

The Company had notes payable outstanding to three financial institutions as of December 31, 2005:


   Note payable, bearing interest at 2.9% per annum, principle and interest payments of $552 due on the 2nd of each month, maturing
   September 2, 2009. The note is collateralized by a company
   vehicle with a net book value of $26,748.                           $ 23,034


   Note payable, bearing interest at 1.9% per annum, principle and interest payments of $316 due on the 14th of each month, maturing
   June 14, 2008. The note is collateralized by a Company vehicle
   with a net book value of $13,320.                                      9,243


   Bank line of credit, bearing interest at prime plus 2% per annum, interest only payments due the 5th of each month, maturing on
   March 5, 2006.                                                        27,485
                                                                       --------

               Total notes payable                                       59,762
               Less current portion                                     (36,728)
                                                                       --------
               Total long-term notes payable                           $ 23,034
                                                                       ========

Schedule of notes payable principal maturities:

       Year ended
      December 31,
-------------------------
          2006                   $ 36,728
          2007                      9,934
          2008                      8,286
          2009                      4,814
                                 --------
                                 $ 59,762
                                 ========

Management expects to refinance the bank line of credit that matures on March 5, 2006 under similar terms as currently exist.

                              Prime Resource, Inc.
                          Notes to Financial Statements
                      For the year ended December 31, 2005

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

During the year ended December 31, 2005, the Company issued 22,950 shares of common stock to its employees as compensation. Management estimated the fair value of the stock to be $2.50 per share based on recent trading activity. The Company recorded compensation expense of $57,375 for the issuance of shares for compensation.

6.    Employee Benefit Plan

The Company has a defined contribution 401(K) plan and profit sharing plan. All employees who meet certain minimum requirements are eligible to participate in the plan. Employees may make contributions to the plan up to the applicable federal limits. Company contributions under both the 401(K) and profit sharing provisions of the plan are also discretionary. The Company's expense from contributions to the plan totaled $28,540 and $29,276 for 2005 and 2004, respectively.

                              Prime Resource, Inc.
                          Notes to Financial Statements
                      For the year ended December 31, 2005

7.    Segment Information

Information as to the operations of the Company's different business segments is set forth below. Segments are identified based on the nature of the products and services offered. The Company's reportable segments are asset management, insurance products and other. The asset management segment includes investment portfolio management services provided by Belsen Getty. The insurance products segment includes employee health insurance brokerage services provided by FBA. Certain headquarters functions are included in the "other" segment. Income on Company-wide savings and investments is also included in "other".

The Company's segments use the same policies as those described in the "Summary of Significant Accounting Policies". The Company has no intersegment revenues or expenses and the intercompany accounts were eliminated.

                                          Asset Management                        Insurance Products
                                    -----------------------------------    -----------------------------------
                                     Year Ended        Year Ended           Year Ended         Year Ended
                                    December 31,      December 31,         December 31,       December 31,
                                         2005               2004                 2005              2004
                                    ----------------  -----------------    -----------------  ----------------
Revenues                            $        668,602  $         628,948    $       6,441,499  $      4,780,855
Expenses                                     785,430            797,150            5,961,839         4,234,755
                                    ----------------  -----------------    -----------------  ----------------
Operating profit (loss)                     (116,828)          (168,202)             479,660           546,100
Other gains (losses),
   including unrealized gains                 (4,679)             9,989                    -                 -
                                    ----------------- -----------------    -----------------  ----------------
Income (loss) before tax                    (121,507)          (158,213)             479,660           546,100
Income tax expense (benefit)                 (49,494)           (55,223)             195,383           184,735
                                    ----------------- -----------------    -----------------  ----------------
Net income (loss)                   $        (72,013) $        (102,990)   $         284,277  $        361,365
                                    ================= =================    =================  ================


                                                  Other                              Consolidated
                                    -----------------------------------    -----------------------------------
                                     Year Ended        Year Ended           Year Ended         Year Ended
                                    December 31,      December 31,         December 31,       December 31,
                                         2005               2004                 2005              2004
                                    ----------------  -----------------    -----------------  ----------------
Revenues                            $         45,065  $          16,661    $       7,155,166  $      5,426,464
Expenses                                     274,865            210,975            7,022,134         5,242,880
                                    ----------------  -----------------    -----------------  ----------------
Operating profit (loss)                     (229,800)          (194,314)             133,032           183,584
Other gains (losses),
   including unrealized gains                   (351)             3,281               (5,030)           13,270
                                    ----------------- -----------------    ------------------ ----------------
Income (loss) before tax                    (230,151)          (191,033)             128,002           196,854
Income tax expense (benefit)                 (93,749)           (63,770)              52,140            65,742
                                    ----------------- -----------------    -----------------  ----------------
Net income (loss)                   $       (136,402) $        (127,263)   $          75,862  $        131,112
                                    ================= =================    =================  ================

                              Prime Resource, Inc.
                          Notes to Financial Statements
                      For the year ended December 31, 2005

7. Segment Information (continued)

Depreciation expense for the year ended December 31, 2005 was $32,104, $28,141, and $1,250 at the asset management, insurance products and other segments, respectively.

Depreciation expense for the year ended December 31, 2004 was $24,666, $23,898, and $1,304 at the asset management, insurance products and other segments, respectively.

Total assets by segment:
                                         2005               2004
                                    ----------------  -----------------
         Asset Management           $       275,514   $         134,757
         Insurance Products         $       473,215   $         398,031
         Other                      $       985,819   $       1,036,377
                                    ---------------   -----------------
                                    $     1,734,548   $       1,569,165
                                    ===============   =================

Expenditures for long-lived assets by segment during the year ended December 31, 2005 were as follows: Asset management $22,710, Insurance products $20,160 and other $0.

Expenditures for long-lived assets by segment during the year ended December 31, 2004 were as follows: Asset management $39,080, Insurance products $41,822 and other $0.

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

Trading securities at December 31, 2005 and 2004 are set forth in Note 2.

9. Related Party Transactions

Royalty Expense
During the year ended December 31, 2005 and 2004, Prime made royalty payments totaling $127,897 and $196,000, respectively, to two partnerships, which are related to controlling shareholders and officers of the Company. The royalties were paid in connection with the use of certain intellectual rights to the "FBA Advantage Program" held by the related partnerships.

                              Prime Resource, Inc.
                          Notes to Financial Statements
                      For the year ended December 31, 2005

9. Related Party Transactions (continued)

Rent Expense
The Company leases office space for two locations. One leased location has some common ownership to that of the Company's shareholders and officers. The net rent paid for this location was approximately $29,674 and $32,474 in 2005 and 2004, respectively. The initial lease term ended in March of 2004 and is currently month to month. Management intends to negotiate new lease rates at estimated fair market prices.

10. Commitments and Contingencies

The Company leases certain office space under agreements classified as operating leases. The space was leased from two entities, one that had certain common owners to those of the Company, as previously discussed. Net rent expense, under these leases, totaled $89,383 and $90,537 for the years ended December 31, 2005 and 2004, respectively.

The Company has also entered into license agreements on software and web-based access for the Company's clients to review, research and analyze their insurance coverage plan(s). The terms of these agreements are cancelable with written notice generally required from 30-90 days prior to cancellation.

Future minimum payments required under the non-cancellable lease agreement as of December 31, 2005 are as follows:

                     Year Ended
                    December 31,
                  ---------------
                        2006                $        60,762
                        2007                         25,317
                                            ---------------
                    Total                   $        86,079
                                            ===============

11. Income Taxes

Income tax expense (benefit) comprises the following for the year ended December 31, 2005:

                               Current         Deferred            Total
                             -------------    -------------     -------------
              U.S. Federal   $      27,992    $      13,945     $      41,937
              State                  7,878            2,325            10,203
                             -------------    -------------     -------------
                             $      35,870    $      16,270     $      52,140
                             =============    =============     =============

Income tax expense (benefit) comprises the following for the year ended December 31, 2004:

                               Current         Deferred            Total
                             -------------    -------------     -------------
              U.S. Federal   $      68,631    $     (12,871)    $      55,760
              State                 11,821           (1,839)            9,982
                             -------------    -------------     -------------
                             $      80,452    $     (14,710)    $      65,742
                             =============    =============     =============

                              Prime Resource, Inc.
                          Notes to Financial Statements
                      For the year ended December 31, 2005

11. Income Taxes (continued)

Total income tax expense differs from the amounts computed by applying the U.S. federal tax income rate of 35 percent to pretax income as a result of the following:

                                                      Year Ended December 31,
                                                         2005         2004
                                                      ----------    --------
    Federal income tax expense
      (benefit) at statutory rate                     $   44,800    $ 68,899

    Benefit of graduated rates                           (13,326)    (14,114)
    Redetermination of prior year taxes                    9,887          -
    Other non-deductible and non-includable items            576       1,650
    State taxes, net of federal benefit                   10,203       9,307
                                                      ----------    --------
        Total                                         $   52,140    $ 65,742
                                                      ==========    ========

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

                                                         Year Ended December 31,
                                                            2005        2004
                                                         ----------  ----------
    Current deferred tax assets (liability):
        Accounts receivable                              $ (200,071) $ (178,219)
        Accounts payable                                     16,788      16,277

        Accrued liabilities                                 178,006     154,532
        Unrealized gains                                     (1,968)     (1,608)
                                                         ----------  ----------
            Net current deferred tax asset (liability)   $   (7,245) $   (9,018)
                                                         ==========  ==========

    Long-term deferred tax assets (liability):
        Depreciation differences                         $  (55,273) $  (14,278)
        Deferred income-stock compensation                   74,462      51,511
                                                         ----------  ----------
            Net long-term deferred tax asset (liability) $   19,189  $   37,233
                                                         ==========  ==========

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

                    Item 8. CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Prime has no disagreements with its prior or current independent auditors. In May, 2003 Prime changed its independent auditors, and effective January, 2006, the board of directors ratified the appointment of Child, VanWagoner and Bradshaw, PLLC as its auditor.

     However in 2005 based upon SEC review, the company was required to restate its annual and quarterly financial statements for the period ending December 31, 2004 and through the three quarterly periods ending September 30, 2005 and to modify its accounting controls and procedures as set-out below.

                        Item 8A. CONTROLS AND PROCEDURES

     (a) Prime's Board maintains controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures in October, 2005 and after notice by the SEC that such controls did not appear adequate in conforming with SEC Item 307 of Regulation S-B, the chief executive officer and the principal financial officer of the Company concluded that the Company's disclosure controls and procedures were not effective at a reasonable assurance level for its present activities under the foregoing rule in consideration of the restatement of certain financial statements by Prime for the year ending 2004 in our 10- KSB/A Report and for the first three quarterly reports for the calendar year 2005. The Company identified the following material weaknesses: 1)the lack of sufficient knowledge and experience among the internal accounting personnel regarding the application of US GAAP and SEC requirements; 2) insufficient written policies and procedures for accounting and financial reporting with respect to the current requirements and application of US GAAP and SEC disclosure requirements. The particular enhanced review standards in response to these insufficiencies are more fully discussed below in subparagraph b. The Company knows of no fraudulent activities within the Company or any material accounting irregularities. The Company currently does not have an independent audit committee. The Company is advised that an independent audit committee is not required for Electronic Bulletin Board Listings, but will further review the advisability and feasibility of establishing such a committee in the future.

     (b) Changes in internal controls. The Company made no specific or significant changes in its internal controls during the quarter ended September 30, 2005. In October 2005 Prime was made aware of certain accounting errors pursuant to an SEC review and comment pertaining to its earlier filed periodic reports for the year ending in 2004 and the first three quarters of 2005. Prime then reported retroactively the year ending in 2004, and the first three quarters of 2005 contain requested changes and restate certain financial information, as well as the included changes in management's discussion and analysis. In particular, this section pertaining to controls and procedures describes action taken to ensure more accurate and effective accounting controls and procedures. In response to the foregoing the company has implemented the following enhanced financial review standards. (1) The company has provided a longer review period of time and more rigorous internal review of accounting data prior to formal review by our independent auditors. (2) During November 2005, the Company has engaged the services of an outside accounting professional which has significant expertise in the application of US GAAP and SEC reporting requirements to advise the Company in the preparation of their financial statements. (3) The Company plans to further implement written policy and procedures for accounting and financial statement preparation in accordance with current and future requirements of SEC Item 307 of Regulation S-B and SOX 404. The Company has not currently estimated the cost of implementing these changes in controls and procedures.

     (c) The company is aware of the general standards and requirements of the recent Sarbanes- Oxley Act of 2002 and has implemented procedures and rules to comply, so far as applicable, such as a prohibition on company loans to management and affiliates. The company does not have an audit committee as it does not believe the act requires a separate committee for companies that are reporting companies, but not registered under the Securities and Exchange Act of 1934 [15(d) companies] and whose shares trade only on the Electronic Bulletin Board.

              Item 8B. OTHER INFORMATION AND SELECTED RISK FACTORS

     The company has generally employed this section to further discuss certain significant 2005 events and the proposed reorganization.

     I. If the proposed reorganization is successful, as may be approved by a majority of disinterested shareholders, each shareholder should understand the following results or consequences of such reorganization:

     * The company would have no active ongoing business and would be required to find a suitable merger or acquisition candidate to continue as an ongoing enterprise.

     * Management would devote substantially less time to manage Prime as an inactive public company seeking a suitable merger or acquisition candidate.

     * It is doubtful if the disinterested shareholders will realize any value in their shares absent a subsequent successful merger or acquisition.

     * The LightSpace notes may or may not be converted to common stock unless a successful registration is completed by LightSpace; at which point a market may not automatically exist, but would be anticipated. These shares are to be distributed pro-rata to the Prime shareholders if the reorganization moves forward.

     II. The Bioaccelerate shares to be distributed pursuant to the proposed reorganization are not registered and are thinly traded.

     III. The company was required by the SEC in 2005 to restate its financial results and modify its Financial Controls and Procedures as now reported in amended 10-QSB filings for the first three quarters of 2005 and the 10-KSB filing for December 31, 2004.

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

      NAME                   POSITION                   CURRENT TERM OF OFFICE
-------------------   --------------------------   -----------------------------
Mr. Terry Deru*       Director, CEO/President/     Appointed Director in
                      Chairman of the Board        Organizational Minutes-April,
                                                   2002, elected in 2004. Will
                                                   serve as a Director until
                                                   next elected, annual meeting
                                                   not yet set. Will serve as an
                                                   officer pursuant to leave of
                                                   the Board of Directors.
-------------------   --------------------------   -----------------------------
Mr. Scott Deru*       Director/V.P. Operations     Appointed Director in
                                                   Organizational Minutes-April,
                                                   2002, elected 2004.  Will
                                                   serve as Director until next
                                                   elected, annual meeting not
                                                   yet set.  Will serve as an
                                                   officer pursuant to leave of
                                                   the Board of Directors.
-------------------   --------------------------   -----------------------------
Mr. Andrew Limpert*   Director/Treasurer/          Appointed Director in
                      Secretary/ CFO               Organizational Minutes-April,
                                                   2002, elected 2004. Will
                                                   serve as Director until next
                                                   elected, annual meeting not
                                                   yet set. Will serve as an
                                                   officer pursuant to leave of
                                                   the Board of Directors.

     * Mr. Scott Deru and Mr. Terry Deru are brothers. Mr. Limpert was not an owner of Prime, LLC, but acted as an advisor to Prime, LLC and has become a shareholder of Prime Resource, Inc., the successor entity to Prime, LLC.

BIOGRAPHICALS

TERRY M. DERU - PRESIDENT
Age: 51

     Mr. Deru is currently a consultant and manager with Belsen Getty LLC and an officer/director in Prime as outlined above. He also served Belsen Getty as an officer/director when operating as a predecessor corporation. Belsen Getty is a Salt Lake City, Utah based financial advisory and retirement planning firm. The firm, or its predecessor, has been a licensed investment advisory firm with the State of Utah since 1984. Mr. Deru is a Certified Financial Planner and a Registered Financial Consultant. Mr. Deru has been with Belsen Getty or its predecessor since 1985. Since affiliation with Belsen Getty, he has served as a consultant and director from 1985 to 1998 and as a consultant from 1998 to the present. He has been the manager of Belsen Getty since July, 2000. Mr. Deru will continue his part- time affiliation with Belsen Getty while also acting as the part-time officer of Prime. The estimated allocation of services to each entity is set-out in the following table. Mr. Deru also acted as a part-time CEO for Kinship Systems, Inc., a small public company which is not presently active.

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

MR. SCOTT DERU - DIRECTOR, VICE-PRESIDENT OPERATIONS Age: 45

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

MR. ANDREW W. LIMPERT - CHIEF FINANCIAL OFFICER Age : 36

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

ESTIMATED ALLOCATION OF TIME AND SERVICES

     The following table attempts to set-out the 2005 estimated allocation of time devoted by the foregoing officers for Prime and each of the Prime related entities:

                                  BELSEN FRINGE
      NAME          PRIME      GETTY   BENEFIT   PRINCIPAL OFFICER OF:
------------------ ---------  ------- ---------  --------------------
Mr. Terry Deru           20%      80%        0%  Belsen Getty
------------------ ---------  ------- ---------  --------------------
Mr. Scott Deru           20%       0%       80%  Fringe Benefit
------------------ ---------  ------- ---------  --------------------
Mr. Andrew Limpert       40%      60%        0%  N/A
------------------ ---------  ------- ---------  --------------------

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

Item 10.  EXECUTIVE COMPENSATION

                                                              Restricted   Securities
Name and Principal              (b)             Other Annual    Stock      Underlying    LTIP        Other
Position             Year    Salary     Bonus   Compensation   Awards(s)     Options    Payouts     (Loans)
-------------------- ----  ---------  --------  ------------  ----------  ------------  ----------  -------
                     2005  $ 190,908  $ 31,897  $     48,000      __           __          __
Mr. Terry Deru,      2004  $ 191,741    __      $     98,000      __           __          __          0
President            2003  $ 240,000    __           __           __           __          __
                     2002  $ 240,000    __           __           __           __          __
-------------------- ----  ---------  --------  ------------  ----------  ------------  ----------  -------
                     2005  $ 192,000    __      $     79,897      __           __          __
Mr. Scott Deru,      2004  $ 213,405  $ 22,000  $     98,000      __           __          __          0
   Secretary         2003  $ 240,000    __           __           __           __          __
                     2002               __           __           __           __          __
-------------------- ----  ---------  --------  ------------  ----------  ------------  ----------  -------
                     2005  $ 204,280    __           __           __           __          __
Mr. Andrew Limpert,  2004  $ 204,388    __           __           __           __          __          0
Treasurer            2003  $ 210,000    __           __           __           __          __
                     2002  $ 165,000    __           __           __           __          __
-------------------- ----  ---------  --------  ------------  ----------  ------------  ----------  -------

     (b) Historically, the principals of Prime Resource LLC have taken draws equal to a salary compensation of $240,000 per year in the case of Mr. Scott Deru, and $240,000 for Mr. Terry Deru. Mr. Terry Deru received a salary of $262,000 in 2001, and received $240,000 in 2002. He also received this salary in 2003. Mr. Limpert was paid compensation of $118,000 in 2001, and $165,000 in 2002 and was paid $210,000 in 2003.
          The officers have decided after the restructuring of Prime Resource to fix their salaries at these levels as evidenced by an employment contract, earlier discussed under "Remuneration of Officers and Directors". The most essential term of such contract is that the Company may terminate the employment agreement, without cause, at anytime upon notice. If Prime is successful in completing this offering, the Company may consider executive stock options or other incentive plans.

To date, directors have not been paid any compensation for attendance at Board of Directors meetings. It is anticipated that as soon as revenues would justify such expenditure, Directors will be paid a per diem payment of $500 for attending each Board of Directors meeting.

     Each of the three principal officers serves Prime pursuant to a written employment agreement which is essentially identical in terms for each officer, except for the compensation provisions outlined above. The essential terms of the employment agreements provide as follows:

          (1) Each employment contract runs for three years from April 5, 2002. There is no present intent to renew these contracts prior to consideration of the proposed reorganization;

          (2) There are no currently adopted benefits or stock rights, except 18 days of paid leave per year for each officer. Two of the three principals receive medical, and dental provided by the company.

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

  -----------------------------------------------------------------------------------------
    Title              Name and                  Current Shares      Current Percentage of
   of Class         Address of Owner                 Owned            Outstanding (Rounded)
  -----------------------------------------------------------------------------------------
  Common Stock      Terry Deru
                    99 Cove Lane
                    Layton, Utah 84040                984,000                  33%
  -----------------------------------------------------------------------------------------
  Common Stock      Scott Deru
                    6855 N. Frontier Drive
                    Mountain Green, Utah 84050        999,500                  34%

  -----------------------------------------------------------------------------------------
  Common Stock      Andrew Limpert                    717,900                  24%
                    8395 S. Parkhurst Circle
                    Sandy, Utah 84094
  -----------------------------------------------------------------------------------------
  Common Stock      Officers and Directors as        2,701,400                 91%
                    a Group(2)
  -----------------------------------------------------------------------------------------

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

                                     Part IV

                 Item 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     In a board meeting in May, 2004, the Board of Directors decided to affirm the continuance of Child Sullivan & Company now known as Child, Van Wagoner and Bradshaw, PLLC of 1284 West Flint Meadow Drive, Suite D, Kaysville, Utah 84037 as the independent auditors. This action was ratified by shareholder vote in June, 2004.

     On January 2, 2006, our independent auditor, Child, Sullivan, & Company, changed its accounting practice from a corporation to a professional limited liability company named Child, Van Wagoner & Bradshaw, PLLC, (the PLLC). Because Child, Van Wagoner & Bradshaw, PLLC, is viewed as a separate legal entity, we were obliged to dismiss Child, Sullivan & Company as our independent auditor, and to engage Child, Van Wagoner & Bradshaw, PLLC, as our independent auditor for the fiscal year ending December 31, 2005 and the interim periods for 2006. The decision to change our independent auditor was approved by our Board of Directors.

     None of the reports of Child, Sullivan & Company on our financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principals.

     There were no disagreements between us and Child, Sullivan & Company, for either of the past two years or subsequent interim period on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Child, Sullivan & Company, would have cause it to make reference to the subject matter of the disagreement in connection with its report. No reportable events of the type described in item 304(a)(1)(iv)(B) of Regulation S-B occurred during the two most recent fiscal years.

     We provided Child, Sullivan & Company with a copy of this disclosure and requested that they furnish the Company with a letter addressed to the Commission stating whether Child, Sullivan & Company agrees or disagrees with the statements by us in a Current Report on Form 8-K and, if not, stating the respects in which it does not agree. A letter from Child, Sullivan and Company to such effect is attached as Exhibit 16.1 to our current report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2006.

     During our two most recent fiscal years, we have not consulted with Child, Van Wagoner & Bradshaw, PLLC, on any matter that (i) involved the application of accounting principals to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, in each case where written or oral advice was provided, that was an important factor considered by us in reaching a decision as the accounting, auditing or financial reporting issue; or (ii) was either the subject of a disagreement or event, as that term is described in item 304(a)(1)(iv)(A) of Regulation S-B.

     For the calendar year 2005, the accounting firm of Sullivan Child & Company (now known as Child, Van Wagoner & Bradshaw, PLLC) charged the company a total of $24,569 for independent accounting and auditing fees. As noted above, the company has no material disagreements with its auditing firm as to the financial statements contained in this annual report.

                    Item 14. EXHIBITS AND REPORTS ON FORM 8-K

     Under the following exhibit index are all of the relevant exhibits and reports required to be filed or referenced by the 10-KSB:

     There was an 8-K Report filed in calendar year 2005 stating its auditor had changed its name. This action to appoint Child VanWagoner & Bradshaw, PLLC was ratified by the Prime board of directors (11/05).

     There was also an 8-K Report noting changes in the Company's Financial Review Procedures (11/05).

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

                                      REGISTRANT:

                               PRIME RESOURCE, INC.

Dated: 3/30/06                 By: /s/ Terry Deru
       ----------              ---------------------------------------
                               Terry Deru, President
                               Chief Executive Officer

Dated: 3/30/06                 By: /s/ Andrew Limpert
       ----------              ---------------------------------------
                               Andrew Limpert, Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the date indicated have signed this report below:

Dated: 3/30/06              By:  /s/ Terry Deru
       ----------           ----------------------------------------
                            Terry Deru, Chairman of the Board

Dated: 3/30/06              By: /s/ Scott Deru
       ----------           ----------------------------------------
                            Scott Deru, Director

Dated: 3/30/06              By:   /s/ Andrew Limpert
       ----------           ----------------------------------------
                            Andrew Limpert, Director