Form 10QSB
period 2006-03-31
PRIME RESOURCE INC
filed 2006-05-09
CIK 1173281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED March 31, 2006
                                                        OR
[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD From to .

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

Common Stock: 2,955,490 shares issued and outstanding as of March 31,2006, No Par Value. Authorized - 50,000,000 common voting shares.

                                      INDEX

                              Prime Resource, Inc.
                      For The Quarter Ending March 31, 2006


Part I.  Financial Information

Item 1. Financial Statements

     Consolidated Balance Sheets (Unaudited - March 31, 2006;

     Consolidated Statements of Operations (Unaudited) - For the three months ended March 31, 2006, and for the three months ended March 31, 2005;

     Consolidated Statements of Shareholders' Equity (Unaudited) for the period from January 1, 2005 through March 31, 2006;

     Consolidated Statements of Cash Flows (Unaudited) - For the three months ended March 31, 2006, and for the three months ended March 31, 2005;

     Notes to Condensed Financial Statements (Unaudited) - March 31, 2006.

Item 2. Management's Discussion and Analysis o Financial Condition or Plan of Operation.

Controls and Procedures


Part II.  Other Information


Item 5. Other Matters

Item 6. Exhibits and Reports on Form 8-K

Signatures

Certifications

                         Part I - Financial Information

     Item 1. Financial Statements

                      Prime Resource, Inc. and Subsidiaries
                     Consolidated Balance Sheet (Unaudited)
                                 March 31, 2006

ASSETS

Current assets:
Cash                                                               $             694,211
Accounts receivable                                                              452,931
Interest receivable                                                               45,844
Investments in marketable securities                                               1,485
                                                                   ---------------------
Total current assets                                                           1,194,471

Property and equipment, net                                                      132,953
Notes receivable                                                                 390,000
Investments in non-trading securities                                             60,000
Deferred tax assets                                                               27,902
Other assets                                                                      13,104
                                                                   ---------------------

Total assets                                                       $           1,818,430
                                                                   =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                                $ 35,259
Income taxes payable                                                              27,015
Accrued compensation, commissions and benefits                                   469,909
Notes payable, current portion                                                    34,855
Deferred tax liabilities                                                           7,245
                                                                   ---------------------
Total current liabilities                                                        574,283

Notes payable, net of current portion                                             20,132

Commitments and contingencies                                                          -

STOCKHOLDERS' EQUITY
Common stock, no par value, 50,000,000 authorized
 shares; 2,972,950 shares issued and 2,955,490
 shares outstanding                                                              964,802
Treasury Stock                                                                   (86,178)
Retained earnings                                                                345,391
                                                                   ---------------------
Total stockholders' equity                                                     1,224,015
                                                                   ---------------------

Total liabilities and stockholders' equity                         $           1,818,430
                                                                   =====================

                      Prime Resource, Inc. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)

                                                                    For the Three Months
                                                                       Ended March 31,
                                                                   2006                  2005
                                                       -------------------- ---------------------
Revenues
Commissions                                            $          1,705,900 $           1,450,591
Investment and business advisory fees                               177,762               149,178
Interest and dividends                                               13,620                 5,306
                                                       -------------------- ---------------------
                                                                  1,897,282             1,605,075

Expenses

Commissions                                                       1,305,749             1,067,339
Compensation and benefits                                           347,803               349,103
General and administrative                                          114,902               122,999
Occupancy expense                                                    30,986                10,023
Depreciation expense                                                 14,275                37,138
Interest expense                                                        829                 1,319
                                                       -------------------- ---------------------
                                                                  1,814,544             1,587,921
                                                       -------------------- ---------------------

Net operating income                                                82,738                 17,154

Gains and (losses)

Realized gains on trading securities                                      -                 1,051
Unrealized gains (losses) on trading securities                      (1,012)               (3,135)
                                                       -------------------- ---------------------
Net gains and (losses)                                               (1,012)               (2,084)
                                                       -------------------- ---------------------

Net income before income taxes (benefits)                            81,726                15,070

Income tax expense (benefit)                                         37,460                 4,322
                                                       -------------------- ---------------------

NET INCOME                                             $             44,266 $              10,748
                                                       ==================== =====================

Weighted average shares outstanding                              2,955,490              2,934,000

Basic and fully diluted net income per share           $               .02  $                0.00

                      Prime Resource, Inc. and Subsidiaries
           Consolidated Statements of Stockholders' Equity (Unaudited)

                                           Common                       Treasury         Retained
                                           Shares         Amount         Stock           Earnings         Total
                                        ------------    ----------    -------------     ----------    -------------
Balance at December 31, 2004               2,934,000    $  907,427    $     (77,755)    $  225,263    $   1,054,935

  Common stock issued for
   compensation                               22,950        57,375                -              -           57,375

Purchase of treasury stock                    (1,460)            -           (8,423)             -           (8,423)

Net income                                         -             -                -         75,862           75,862
                                        ------------    ----------    -------------     ----------    -------------

Balance at December 31, 2005               2,955,490       964,802          (86,178)       301,125        1,179,749

Net income                                         -             -                -         44,266           44,266
                                        ------------    ----------    -------------     ----------    -------------

Balance at March 31, 2006                  2,955,490    $  964,802    $     (86,178)    $  345,391    $   1,224,015
                                        ============    ==========    =============     ==========    =============

                     Prime Resource, Inc. and Subsidiaries
               Consolidated Statements of Cash Flows (Unaudited)

                                                                    For the Three Months
                                                                       Ended March 31,
                                                               2006                   2005
                                                        -------------------    ------------------
Cash Flows From Operating Activities:
Net income                                              $            44,266    $           10,748
    Adjustments to reconcile net income to net cash
     provided by operating activities:
              Depreciation and amortization                          14,275                37,138
              Unrealized losses on trading securities                 1,012                 3,135
              Realized gains on trading securities                        -                (1,051)
    Changes in assets and liabilities:
              Accounts receivable                                     9,400               (37,933)
              Income taxes receivable                                19,158                 9,770
              Interest receivable                                    (8,000)               (1,000)
              Other assets                                                -                 4,103
              Deferred tax assets                                    (8,713)               (9,205)
              Accounts payable                                       (7,517)                8,649
              Income taxes payable                                   27,015                17,827
              Accrued compensation                                   24,893                74,705
              Deferred tax liabilities                                    -                (9,018)
                                                        -------------------    ------------------
 Net cash provided by operating activities                          115,789               107,868

Cash Flows From Investing Activities:
   Purchase of trading securities                                         -               (50,606)
   Purchase of equipment                                             (2,950)              (40,212)
   Proceeds from sales of trading securities                              -                 2,566
                                                        -------------------    ------------------
 Net cash used in investing activities                               (2,950)              (88,252)

Cash Flows From Financing Activities:
   Payments on notes payable                                         (4,775)               (4,238)
   Purchase of treasury stock                                             -                (1,258)
                                                        -------------------    ------------------
 Net cash used in financing activities                               (4,775)               (5,496)
                                                        -------------------    ------------------

Net increase in cash and cash equivalents                           108,064                14,120
Cash and cash equivalents at beginning of period                    586,147               827,404
                                                        -------------------    ------------------
Cash and cash equivalents at end of period              $           694,211    $          841,524
                                                        ===================    ==================

Supplemental Cash Flow Information:
 Cash paid for interest                                 $               829    $            1,319
 Cash paid for taxes                                                      -                     -


                      Prime Resource, Inc. and Subsidiaries
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2006

1.   Presentation

The financial statements as of March 31, 2006 and for the three ended March 31, 2006 and 2005, were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist primarily of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for the year ended December 31, 2005. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-KSB filing.

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

3.    Segment information

The sector breakdown of revenues and profits by the two operating entities as well as the parent holding Company for comparative quarters is generally summarized below:

FBA Analysts:

   1st Quarter 2006 gross revenues                 $   1,705,900
   Losses and expenses                             $   1,569,649
   Net income (loss) before taxes                  $     136,251
   Income taxes                                    $     (62,452)
   Net Income                                      $      73,799

   1st Quarter 2005 gross revenues                 $   1,450,591
   Losses and expenses                             $   1,318,680
   Net income before income taxes                  $     131,911
   Income taxes                                    $     (37,831)
   Net Income                                      $      94,080

Belsen Getty:

   1st Quarter 2006 gross revenues                 $     177,762
   Losses and expenses                             $     226,787
   Net loss before income taxes                    $     (49,025)

                      Prime Resource, Inc. and Subsidiaries
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2006

3.    Segment information (continued)

   Income taxes                                    $      22,471
   Net loss                                        $     (26,554)

   1st Quarter 2005 gross revenues                 $     149,178
   Losses and expenses                             $     184,395
   Net loss before income taxes                    $     (35,217)
   Income taxes                                    $      10,100
   Net Loss                                        $     (25,117)

Prime and Other:

   1st Quarter 2006 gross revenues                 $      13,620
   Losses and expenses                             $      19,120
   Net loss before income taxes                    $      (5,500)
   Income taxes                                    $       2,521
   Net Loss                                        $      (2,979)

   2nd Quarter 2005 gross revenues                 $       5,306
   Losses and expenses                             $      86,930
   Net income before income taxes                  $     (81,624)
   Income taxes                                    $      23,406
   Net Loss                                        $     (58,215)

Totals:

   1st Quarter 2006 gross revenues                 $   1,897,282
   Losses and expenses                             $   1,815,556
   Net income before income taxes                  $      81,726
   Income taxes                                    $     (37,460)
   Net Income                                      $      44,266

   1st Quarter 2005 gross revenues                 $   1,605,075
   Losses and expenses                             $   1,590,005
   Net income before income taxes                  $      15,070
   Income taxes                                    $      (4,322)
   Net Income                                      $      10,748

4.   Subsequent events

In April, 2006, the Company adopted a proposed plan to distribute out all of its existing business assets, liabilities and operations, as presently described, to its principal shareholders to be operated by them in a separate private business Company. In return, the principal shareholders agreed to cancel a certain amount of their shares in the Company and return these shares as Treasury Shares. This return would reduce their existing holdings by 55% or approximately 1,491,867 total shares. The principal shareholders would continue to hold approximately 83% of the issued shares or 1,209,533 shares of a total issued and outstanding 1,454,090 shares as of May 1, 2006.

The plan also provided for the distribution of restricted shares of a separate entity owned by the Company at the time of reorganization to the non-principal and non-employee shareholders (principal

                      Prime Resource, Inc. and Subsidiaries
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2006

4.   Subsequent events (continued)

shareholders being defined as those holding 10% or more or serving as officers and directors of the Company and being the three individual principal owners). These 179,200 shares are to be distributed to approximately 105 public shareholders.

Finally, the plan provided that all common shareholders of the Company (both principal and public) would receive, pro rata, an additional distribution of restricted common shares of an unrelated entity if and when the Company elects to convert its existing promissory note receivable to shares. It is anticipated these shares will be registered subject to conversion later in 2006, though no warranty or promise of this fact can be made.

The foregoing proposals and Plan were noticed and presented before a special shareholders meeting held in April, 2006 and approved by a majority shareholder vote at such meeting. Because the distribution of the Company's assets in exchange for stock was not reached through an arms-length bargaining procedure, but was essentially formulated by the principal shareholders of the Company, the management of the Company deemed that the proposal would only be accepted if approved by a majority vote of the disinterested or public shareholders. As these proposals for reorganization and distribution of the assets were approved by a majority of the disinterested shareholders, the principal shareholders then voted their shares in favor of this position creating an absolute majority vote.

In essential terms, the shareholder meeting in April, 2006, constituted a reorganization of the Company as a public Company without any operating assets or business, but without liabilities or obligations. Present management will continue in its positions, but with a lesser commitment of time and effort due to a lack of any ongoing business activity within the Company. Management has, however, made a commitment to continue to actively search for merger or acquisition candidates and believes, but cannot warrant, that such acquisitions may be more readily attainable based upon their prior experience without the former assets and business in the Company. Moreover, it was the judgment of management that the Company's assets had come to a point where they were essentially creating a break-even business endeavor without the realistic prospects of growth and enhancement to the Company.

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

PRIME DISCLOSES, AS A MATERIAL SUBSEQUENT EVENT, THAT ALL ASSETS(OTHER THAN $30,000 OF CASH FOR ONGOING REPORTING FEES AND OPERATING EXPENSES), LIABILITIES AND BUSINESS INTEREST OF PRIME HAVE BEEN TRANSFERRED TO A PRIVATE BUSINESS ENTITY CONTROLLED BY THE PRIME PRINCIPAL SHAREHOLDERS FOR A REDUCTION OF THEIR PRIME SHARES BY 55% AND OTHER CONSIDERATION PURSUANT TO A MAJORITY SHAREHOLDER VOTE. THIS DISCLOSURE MAY RENDER MOOT MUCH OF THE IMPORTANCE OF THE FOLLOWING DISCUSSION AND IS MORE PARTICULARLY DISCUSSED IN THIS REPORT UNDER THE SECTION ON MATERIAL SUBSEQUENT EVENTS.


Plan of Operation

Prime Resource, Inc. ("Prime") is a Utah Corporation which was organized and filed of record on March 29, 2002 as a successor entity to Prime, LLC, (a Utah limited liability company). Prime is an integrated business entity that conducts all of its actual business activities through its wholly owned subsidiaries:
Belsen Getty, LLC ("Belsen Getty") and Fringe Benefit Analysts, LLC ("FBA"). Prime Retirement Services, LLC, ("Prime Retirement") had previously been organized to potentially assume some of the core businesses or similar services of Prime, but it will not be organized or funded and the entity has been subsequently dissolved. Unless otherwise specifically described in this report, the reference to Prime shall collectively mean both Prime and its two current operating subsidiaries.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation (continued)

Historically, the principal business activity of Prime has been providing insurance and related insurance products principally in the health, life, dental and disability areas, as well as implementing and managing various employee related benefit programs and plans, such as 401(k) retirement accounts. As mentioned above, the principal business activity of Prime will change as a result of a subsequent shareholder vote taken at the Company's recent shareholder meeting held April 27, 2006. At the shareholder meeting a proposed reorganization plan was approved by majority disinterested shareholder vote. There were 139,245 shares voting for the reorganization and 0 shares against and 0 shares abstaining and 9,533 dissenting which were bought out by the Company for the offered $2.50 per share. The voting results and proxy solicitation materials have been filed as an 8-K with the SEC on May 1 2006. In summary, the reorganization calls for a removal of the operating assets from Prime to be retained by its three principal shareholders for a 55% reduction in their collective sharehold interest in Prime, a dividend of two of the holdings of Prime to it's shareholders and an offer to dissenting shareholders to purchase their shares at $2.50 per share. The plan for Prime going forward is to secure through acquisition or asset purchase new operating assets that may or may not be related to the financial services industry.

The insurance activities of Prime have been primarily conducted through FBA. FBA is licensed as an insurance provider. Belsen Getty supplies collateral services related primarily to formation and funding of pension and investment management programs, as well as retirement planning and general business and financial consulting. Belsen Getty is a registered investment advisory firm. Prime Retirement was intended to be a potential start-up consulting entity, but did not commence operations.

The sector breakdown of revenues and profits by the two operating entities for comparative quarters is generally summarized below:

FBA Analysts:

   1st Quarter 2006 gross revenues                 $   1,705,900
   Losses and expenses                             $   1,569,649
   Net income (loss) before taxes                  $     136,251

   Income taxes                                    $     (62,452)
   Net Income                                      $      73,799

   1st Quarter 2005 gross revenues                 $   1,450,591
   Losses and expenses                             $   1,318,680
   Net income before income taxes                  $     131,911
   Income taxes                                    $     (37,831)
   Net Income                                      $      94,080

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation (continued)



Belsen Getty:

   1st Quarter 2006 gross revenues                 $     177,762
   Losses and expenses                             $     226,787
   Net loss before income taxes                    $     (49,025)
   Income taxes                                    $      22,471
   Net loss                                        $     (26,554)

   1st Quarter 2005 gross revenues                 $     149,178
   Losses and expenses                             $     184,395
   Net loss before income taxes                    $     (35,217)
   Income taxes                                    $      10,100
   Net Loss                                        $     (25,117)

Prime and Other:

   1st Quarter 2006 gross revenues                 $      13,620
   Losses and expenses                             $      19,120
   Net loss before income taxes                    $      (5,500)
   Income taxes                                    $       2,521
   Net Loss                                        $      (2,979)

   2nd Quarter 2005 gross revenues                 $       5,306
   Losses and expenses                             $      86,930
   Net income before income taxes                  $     (81,624)
   Income taxes                                    $      23,406
   Net Loss                                        $     (58,215)

Totals:

   1st Quarter 2006 gross revenues                 $   1,897,282
   Losses and expenses                             $   1,815,556
   Net income before income taxes                  $      81,726
   Income taxes                                    $     (37,460)
   Net Income                                      $      44,266

   1st Quarter 2005 gross revenues                 $   1,605,075
   Losses and expenses                             $   1,590,005
   Net income before income taxes                  $      15,070
   Income taxes                                    $      (4,322)
   Net Income                                      $      10,748


Historically, management intended to grow the Company primarily through the acquisition of other insurance providers into the FBA entity and by developing new client relationships. Concurrently, Belsen Getty attempted to expand its financial and business consulting and pension planning services principally by creating a more extensive investment advisory role.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation (continued)

Prime Retirement Services has been abandoned.

During the first and second quarters of 2005, it became increasingly clear to management that there were a paucity of suitable insurance brokerage acquisition opportunities that would meet the criteria of materially growing the revenue base of the Company. As a result, management made a conscious decision to shift emphasis to explore potential merger or acquisition possibilities in unrelated areas to maximize shareholder value as more fully discussed below.

Prime's Board of Directors then decided upon a Reorganization Plan in late 2005, subject to shareholder approval, to dispose of Prime's assets, liabilities and business to make the Company potentially more attractive as a merger or acquisition candidate. This plan was more fully described in the Company's most recent 10-KSB report for the year ending December 31, 2005 and in subsequent detailed proxy materials sent to all shareholders of record, as well as the Form 8-K disclosure statement filed on May 1, 2006. The plan is further described below under Material Subsequent Events incident to the April 2006 shareholder meeting and vote on the Plan.

The Company completed an initial public offering of its shares on June 16, 2003 in which it raised $750,000 in gross proceeds and $709,664 in net proceeds. Its stated intention was to employ the majority of these funds for acquisitions to grow its core insurance services and products as generally discussed above. During approximately the third quarter of 2004, Prime ultimately determined that these funds may be better employed enhancing current operations by upgrading programs, systems and equipment with the balance reserved for funding a more broad based pursuit of merger or acquisition possibilities. No proceeds of the offering were employed to pay for costs of day-to-day operations.

As of September 2005, Prime expended the last of such offering proceeds. These expenditures were periodically reported pursuant to SEC Rule 463, with the final report being contained in Prime's 10-KSB annual report for the period ending December 31, 2005.

The Company experienced a profit of $131,112 in calendar year 2004. For the year ending 2005 the Company realized an after tax net profit of $75,862. The quarterly after tax profits for the three months ending March 31, 2005 and 2006 respectively were $10,748 and $44,266.

The current quarter profits were earned on gross revenues of $1,897,282. The comparable revenues for the first quarter of 2005 were $ 1,605,075.

Prime, including all subsidiaries, had as of this report date 19 full-time employees, 2 part-time employees and 52 affiliated commission based insurance agents. However, the Company will have no employees and reduced management services as of approximately May 1, 2006 as more fully explained under Material Subsequent Events.

As of March 31, 2006, the outstanding current liabilities of the Company were $574,283 which

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation (continued)

is a slight increase of $42,518 from the year end of 2005. Liabilities increased slightly due to greater agent commissions and substantial costs related to reorganization activities. The Company has accumulated retained earnings from its inception as a corporate entity to March 31, 2006 of $345,391. As discussed below all liabilities will be assumed by the new private Prime Company.

Products and Markets

As generally described above, the revenue sources to Prime are primarily divided into two categories. The first being the sale of a broad line of insurance products and services through FBA with a primary emphasis on group health, disability, dental and life policies. The second being the related investment and planning services of Belsen Getty.

The insurance activities of Prime are primarily offered within eleven western United States. Prime acts as a general agent through FBA for various companies in supplying the insurance policies and services. However, four companies account, collectively, for almost all of the policies provided by Prime. These four principal suppliers of policies to Prime are Altius Insurance,; United Health Care; Intermountain Health Care(now called Select Health) and Regence Blue Cross. Commissions for the placement of these products range from approximately 2-20%.

The Company had, as of March 31, 2006, approximately 526 customers who are receiving ongoing insurance coverage and related services from FBA. FBA also has what it believes to be a unique program related to its insurance activities in which it acts as a plan developer and facilitator for various insurance programs such as COBRA, HIPAA and State continuation plans and other insurance related plans that require ongoing filing and consulting/management services. These services have previously been described as the "Advantage Program". FBA believes it has been successful in growing its business through supplying the advantage services at no additional cost to the insurance client. The Company also believes it has been successful in maintaining a profit, while providing these services without additional cost to the client, by obtaining discounts from service providers who provide these ongoing management services.

Belsen Getty supplies investment advisory and pension management services to various clients of Prime. Some, but not all, of these clients are referred by FBA incident to completion of insurance funded products sold to various individuals and entities which then require pension fund management. The compensation for these valuable services is derived on a fee basis. The fees range from 25 basis points to 125 basis points per year depending upon the size of the portfolio or program managed. There are no commissions paid on investment products and the assets are held by third party custodians, such as various brokerage firms. As of March 31, 2006, FBA has approximately 526 customers and Belsen Getty has 539 clients.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation (continued)

Liquidity and Sources of Capital

As previously noted, the parent entity, Prime Resource, Inc., completed a public offering as of April 16, 2003 resulting in net proceeds to the Company of $709,664. It was believed and anticipated that these proceeds would be sufficient to implement the general growth plan of the Company, as generally described above, and which primarily included acquisition of other insurance brokers, as well as the recruitment and training of insurance agents with existing books of business, clients, and established insurance markets.

While the Company was able to continue during most of 2005 and the first quarter of 2006 at an essential "break-even" level, a tactical decision was made, after the expenditure of the remaining offering proceeds in September 2005, that it was not feasible to attempt to continue to grow the present business of the Company by internal financing.

The Company has no present plans for any additional offering of its securities or other capital formation activities for the foreseeable future.

Further, the Company has not significantly relied on lines of credit or other bank loans for its past operations and has total outstanding debt obligations, as of March 31, 2006, of approximately $54,987, while maintaining a net worth of approximately $1,224,015.

Material Subsequent Events

As noted in the Company's annual report filed for the period ending December 31, 2005, Prime adopted in the fourth quarter of 2005 a proposed plan to distribute out all of its existing business assets, liabilities and operations, as presently described, to its principal shareholders to be operated by them in a separate private business. .In return and exchange, the principal shareholders agreed to reduce their Prime shares by cancellation and returning these shares to the Company as Treasury Shares. This return would reduce their holding by 55% or approximately 1,491,867 total shares. The principal shareholders are Mr. Terry Deru, Mr. Scott Deru and Mr. Andrew Limpert. The principal shareholders would continue to hold approximately 83 % of the issued shares or 1,209,533 shares of a total issued and outstanding 1,454,090 shares as of May 1, 2006.

The plan also provided for the distribution of restricted Bioaccelerate shares to the non-principal and non employee grant shareholders (principal shareholders being defined as those holding 10% or more or serving as officers and directors of the Company and being the three individual principal owners). These 179,200 Bioaccelerate shares are to be distributed to approximately 105 public shareholders.

Finally, the plan provided that all common shareholders of the Company (both principal and public) would receive, pro rata, a subsequent distribution of the LightSpace shares when and if received from the conversion of the LightSpace convertible debentures held by the Company. It

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation (continued)

is anticipated these shares will be registered subject to conversion later in 2006, though no warranty or promise of this fact can be made.

The foregoing proposals and Plan were noticed and presented before a special shareholders meeting held on April 27, 2006 and approved by a majority shareholder vote at such meeting. Because the distribution of the Company's assets in exchange for stock was not reached through an arms-length bargaining procedure, but was essentially formulated by the principal shareholders of the Company, the management of the Company deemed that the proposal would only be accepted if approved by a majority vote of the disinterested or public shareholders. As these proposals for reorganization and distribution of the assets were approved by a majority of the disinterested shareholders, the principal shareholders then voted their shares in favor of this position creating an absolute majority vote.

In essential terms, the shareholder meeting on April 27th constituted a reorganization of the Company as a public Company without any assets or operating business, but without liabilities or obligations. Present management will continue in their positions, but with a lesser commitment of time and effort due to a lack of any ongoing business activity within Prime. Management has, however, made a commitment to continue to actively search for merger or acquisition candidates and believes, but cannot warrant, that such acquisitions may be more readily attainable based upon their prior experience without the former Prime assets and business being in the Company. Moreover, it was the judgment of management that the Prime assets had come to a point where they were essentially creating a break-even business endeavor without the realistic prospects of growth and enhancement to the Company.

In essential terms, then, the results of the reorganization approved by the shareholders of the Company, including various collateral items, are summarized as follows:

               1. The shareholders ratified the proposed plan to transfer all existing assets(except for $30,000 in working capital) liabilities and business of Prime to a new separate, private Utah limited liability company to be known as Prime Advisors, LLC and to be operated and controlled by the existing management of the Prime public corporation.

               2. In exchange for the completion of the reorganization, the Prime principal shareholders contributed to the Company, as treasury shares, 55% of their outstanding shares constituting 1,491,867 shares. The principal shareholders now hold 1,209,533 shares or 83% and the public shareholders, as a group, hold approximately 244,557 shares or 17 %.

               3. As part of the proposal, as approved, the public shareholders will receive in the near future a distribution of a concentrated portion of the Bioaccelerate shares presently held by the Company which total 339,500 shares. As a result there will be distributed 179,200 shares of Bioaccelerate stock to approximately 105 Prime public shareholders.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation (continued)


               4. The meeting also authorized the distribution of future LightSpace shares which will be held by the Company upon the completion of LightSpace's currently pending public registration, after which the Company can convert the debentures held by it to common LightSpace shares and distribute those shares. It is anticipated there will be, upon conversion, approximately 465,000 LightSpace shares distributed to 109 shareholders, which includes the three principal shareholders.

               5. The current Board of Directors was re-elected to serve for another annual term at the special meeting. As noted above, the directors and officers will devote substantially less time to daily operations. As Prime is now a non- operating Company, the officers will continue to devote only such time as they deem necessary to finding suitable merger or acquisition candidates for Prime. The only salaried officer of Prime, on a part-time basis, would be Mr. Andrew Limpert, who will continue to receive a salary of $833.33 per month.

               6. The shareholders also ratified the appointment of Child, VanWagoner & Bradshaw, PLLC to act as the independent auditors for the Company for the year ending December 31, 2006.

Risk Factors

Prime has employed this section to further discuss certain significant risk factors which may exist to its shareholders, after the reorganization, in continuing to hold or acquire its shares:

     * The Company has no active ongoing business and will be required to find a suitable merger or acquisition candidate to continue as an ongoing enterprise.

     * Management would devote substantially less time to management of Prime as an inactive public Company seeking a suitable merger or acquisition candidate.

     * It is doubtful if the present shareholders will realize any value in their shares absent a subsequent successful merger or acquisition. No assurance or warranty can be given that such a merger or acquisition can be completed.

     * The LightSpace notes may or may not be converted to common stock unless a successful registration is completed by LightSpace; at which point a market may not automatically exist, but would be anticipated. Prime has no control over these contingencies.

     * The Bioaccelerate shares to b distributed pursuant to the proposed reorganization are not registered and are thinly traded. Shareholders will be required to determine appropriate exemptions for future trading.

Item 3.  Controls and Procedures

         (a) Prime has maintained controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms prescribed by the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the principal financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate for its present activities. The Company knows of no fraudulent activities within the Company or any material accounting irregularities. The Company does not have an independent audit committee and does not believe it is required to have any audit committee at this time.

         (b) Changes in internal controls. The Company made no significant changes in its internal controls since complying with an SEC request to restate its financials and revise controls in the third quarter of 2005. The Company as of the first quarter of 2004 obtained a listing of its stock on the National Association of Securities Dealers ("NASD") sponsored Electronic Bulletin Board, but does not view such listing as requiring a change in its accounting or auditing practices at the present time.

         (c) Prime is aware of the general standards and requirements of the recent Sarbanes-Oxley Act of 2002 and has implemented procedures and rules to comply, so far as applicable, such as a prohibition on Company loans to management and affiliates. The Company does not have any audit committee as it does not believe the act requires a separate committee for companies that are reporting companies, but not registered under the Securities and Exchange Act of 1934 [15(d) companies] and whose shares trade only on the Electronic Bulletin Board.

                           Part II - Other Information

Item 5.  Other Matters

         (1) Auditors. Child, VanWagoner & Bradshaw, LLC of Kaysville, Utah will continue, subject to Board discretion, as the Company's new independent auditors. The auditors were appointed in August, 2003 and have been reappointed to serve through 2006. The Company has no differences of opinion with its prior or current auditors.

         (2) Trading. The Company trades on the Electronic Bulletin Board under the symbol "PRRO". The Electronic Bulletin Board is essentially an informal trading mechanism managed by the National Association of Securities Dealers, but does not constitute a regular NASDAQ exchange or listing. It is, essentially, an electronic intra-dealer quotation system for small public companies not meeting the requirements for regular NASDAQ listing. During the first quarter of 2006 the trading range of the Company's stock was as follows:

                      High            Low
                     ------        ---------
                     $ 1.50          $ 1.15

         (4) Annual Meeting. The Company held its last general annual meeting of shareholders on the 5th of June, 2004, wherein the nominated directors were re-elected and the choice of independent auditors was ratified by majority shareholder vote. No shareholder meetings were held in 2005. The Company reports as a subsequent event, a special meeting of shareholders in April, 2006 as described above under Material Subsequent Events.

         (5) Special Meeting. The Company held a special meeting subsequent to the reporting period of this report on April 27, 2006, wherein the nominated directors were re-elected and the choice of independent auditors was ratified by majority shareholder vote. As stated above, the plan of reorganization was also approved by majority vote. No meeting date in 2007 has presently been set.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

          31.1 Certification under Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certification under Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SECTION 1350)

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the reporting period. However a subsequent Form 8-K was filed to report on the voting of the special meeting and is incorporated by reference.

(c) Other Exhibits - Copy of Proxy Solicitation for Special Meeting held April 27, 2006 - filed as part of material subsequent events. This document is incorporated by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 9, 2006               By:  /s/ Terry M. Deru
                                   -----------------------------------
                                   Mr. Terry M. Deru President,
                                   Director



Date: May 9, 2006               By:  /s/ Andrew W. Limpert
                                   -----------------------------------
                                   Mr. Andrew W. Limpert
                                   Director, Treasurer/CFO