Form 10QSB
period 2006-06-30
PRIME RESOURCE INC
filed 2006-08-14
CIK 1173281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED June 30, 2006

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

Common Stock: 1,454,090 shares issued and outstanding as of June 30, 2006, No Par Value. Authorized 50,000,000 common voting shares.

                                      INDEX

                              Prime Resource, Inc.
                      For The Quarter Ending June 30, 2006


Part I.  Financial Information

Item 1. Financial Statements

     Consolidated Balance Sheet - June 30, 2006 (Unaudited).

     Consolidated Statements of Operations (Unaudited) - For the three and six months ended June 30, 2006, and for the three and six months ended June 30, 2005;

     Consolidated Statements of Shareholders' Equity as of June 30, 2006.

     Consolidated Statements of Cash Flows (Unaudited) - For the six months ended June 30, 2006, and for the six months ended June 30, 2005.

     Condensed Notes to Consolidated Financial Statements (Unaudited) - June 30, 2006

Item 2. Management's Discussion and Analysis o Financial Condition or Plan of Operation.

     Controls and Procedures

Part II.  Other Information


Item 5. Other Matters

Item 6. Exhibits and Reports on Form 8-K

Signatures

Certifications

                         Part I - Financial Information

Item  1. Financial Statements


                      Prime Resource, Inc. and Subsidiaries
                         (A Developmental Stage Company)
                     Consolidated Balance Sheet (Unaudited)
                                  June 30, 2006

                                    ASSETS

Current assets:
   Cash and cash equivalents                                                       $              21,464
   Due from related party                                                                         15,760
                                                                                   ---------------------

Total current assets                                                                              37,224
                                                                                   ---------------------


   Investments in non-trading securities                                                         372,268
                                                                                   ---------------------

               Total assets                                                        $             409,492
                                                                                   =====================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Trade accounts payable                                                          $               5,000
   Due to related party                                                                            2,224
                                                                                   ---------------------

Total Current Liabilities                                                                          7,224
                                                                                   ---------------------

Commitments and Contingencies                                                                          -

Common stock, no par value,  50,000,000 shares
 authorized, 2,972,950 shares issued
 and 1,463,623 outstanding                                                                       964,802
Treasury stock of 1,509,327 common shares at cost                                               (870,492)
Retained earnings                                                                                312,958
Deficit incurred from re-entering the development stage                                           (5,000)
                                                                                   ---------------------

Stockholders' Equity                                                                             402,268
                                                                                   ---------------------

             Total Liabilities and Stockholders' Equity                            $             409,492
                                                                                   =====================


The accompanying notes are an integral part of these financial statements

                      Prime Resource, Inc. and Subsidiaries
                         (A Developmental Stage Company)
                Consolidated Statements of Operations (Unaudited)

                                              For the Six Months                  For the Three Months             Inception
                                                Ended June 30,                       Ended June 30,             May 1, 2006 to
                                           2006              2005               2006             2005           June 30, 2006
                                       -------------     --------------     ------------      -----------     -----------------
REVENUES                               $           -     $            -     $          -      $         -     $               -
                                       -------------     --------------     ------------      -----------     -----------------

EXPENSES
     General and administrative               45,978             22,500           26,716            6,493                 5,000
                                       -------------     --------------     ------------      -----------     -----------------

NET LOSS FROM
     CONTINUING OPERATIONS                   (45,978)           (22,500)         (26,716)          (6,493)               (5,000)
                                       -------------     --------------     ------------      -----------     -----------------

DISCONTINUED OPERATIONS
     Revenues                              2,592,993          3,531,565          695,711        1,926,489                     -
     Expenses                             (2,437,895)        (3,435,009)        (642,613)      (1,863,098)                    -
     Gains and losses, net                   115,371             (4,100)         116,383           (2,016)                    -
     Income tax (expense) benefit           (101,373)           (24,288)         (63,913)         (19,966)                    -
                                       -------------     --------------     ------------      -----------     -----------------

NET INCOME FROM DISCONTINUED
     OPERATIONS                              169,096             68,168          105,568           41,409                     -
                                       -------------     --------------     ------------      -----------     -----------------

NET INCOME FROM CONTINUING
     AND DISCONTIUING OPERATIONS       $     123,118     $       45,668     $     78,852      $    34,916     $          (5,000)
                                       =============     ==============     ============      ===========     =================

Basic and fully diluted net income
 (loss) per share:
     Continuing operations             $       (0.02)    $        (0.01)    $      (0.01)     $         -     $               -
                                       =============     ==============     ============      ===========     =================
     Discontinued operations           $        0.06     $         0.02     $       0.04      $      0.01     $               -
                                       =============     ==============     ============      ===========     =================

Weighted average shares outstanding        2,706,846          2,933,906        2,458,201        2,934,511             1,463,623
                                       =============     ==============     ============      ===========     =================

The accompanying notes are an integral part of these financial statements

                      Prime Resource, Inc. and Subsidiaries
                         (A Developmental Stage Company)
           Consolidated Statement of Stockholders' Equity (Unaudited)
                                At June 30, 2006

                                                        Common Stock                Treasury      Retained          Total
                                                    Shares           Amount          Stock        Earnings         Equity
                                                 ------------      ---------      -----------     ---------      -----------
Balance at December 31, 2004                        2,934,000      $ 907,427      $   (77,755)    $ 225,263      $ 1,054,935

   Common stock issued for compensation                22,950         57,375                -             -           57,375

   Purchase of treasury stock                          (1,460)             -           (8,423)            -           (8,423)

   Net income                                               -              -                -        75,862           75,862
                                                 ------------      ---------      -----------     ---------      -----------
Balance at December 31, 2005                        2,955,490        964,802          (86,178)      301,125        1,179,749

   Collective redemption of principles' shares     (1,491,867)             -         (784,314)            -         (784,314)

   Dividend to non-principle shareholders                   -              -                -      (116,285)        (116,285)

   Net income to April 30, 2006                             -              -                -       128,118          128,118
   Deficit incurred from re-entering
      development stage                                     -              -                -        (5,000)          (5,000)
                                                 ------------      ---------      -----------     ---------      -----------
Balance at June 30, 2006                            1,463,623      $ 964,802      $  (870,492)    $ 307,958      $   402,268
                                                 ============      =========      ===========     =========      ===========

The accompanying notes are an integral part of these financial statements

                      Prime Resource, Inc. and Subsidiaries
                         (A Developmental Stage Company)
                Consolidated Statements of Cash Flows (Unaudited)

                                                               For the Six Months               Inception
                                                                 Ended June 30,               May 1, 2006 to
                                                             2006            2005             June 30, 2006
                                                         -------------     -----------      ------------------
Cash Flows From Operating Activities:
   Net loss from continuing operations                   $     (45,978)    $   (22,500)     $           (5,000)
      Adjustments to reconcile net loss to net cash
       used by operating activities:
   Changes in assets and liabilities:

            Increase in due from related party                 (15,760)              -                 (15,760)

            Increase in accounts payable                         5,000               -                   5,000

            Increase in due to related party                     2,224               -                   2,224
                                                         -------------     -----------      ------------------

   Net Cash Used In Operating Activities
            From Continuing Operations                         (54,514)        (22,500)                (13,536)
                                                         -------------     -----------      ------------------

Cash Flows From Investing Activities

            From Continuing Operations                               -               -                       -
                                                         -------------     -----------      ------------------

Cash Flows From Financing Activities

            From Continuing Operations                               -               -                       -
                                                         -------------     -----------      ------------------

Net Cash Used By Discontinued Operations                      (510,169)       (176,034)                      -
                                                         -------------     -----------      ------------------

Net Decrease In Cash
            And Cash Equivalents                              (564,683)       (198,534)                (13,536)

Cash And Cash Equivalents At Beginning Of
Period                                                         586,147         827,404                  35,000
                                                         -------------     -----------      ------------------

Cash And Cash Equivalents At End Of Period               $      21,464     $   628,870      $           21,464
                                                         =============     ===========      ==================

Supplemental Cash Flow Information:
            Cash paid for interest                       $       1,100     $     1,913      $                -
            Cash paid for taxes                          $           -     $    24,000      $                -

The accompanying notes are an integral part of these financial statements

                      Prime Resource, Inc. and Subsidiaries
        Condensed Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 2006

1.   Presentation

The financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005, were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist primarily of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for the year ended December 31, 2005. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-KSB filing.

The financial statements are presented as a consolidation of Prime Resource, Inc. and its Subsidiaries. The Company redeemed shares from principle shareholders in exchange for the majority of its assets and liabilities. The transactions of the reorganized entity have been presented in the consolidated financial statements from inception on May 1, 2006 through June 30, 2006. The operations of the distributed subsidiaries have been presented as discontinued operations in the consolidated financial statements. (See Note 5).

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

                      Prime Resource, Inc. and Subsidiaries
        Condensed Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 2006

3. Income Taxes

Included in the Company's assets, liabilities and operations divested on April 30, 2006 (see Note 5) were all deferred tax assets and liabilities existent at the time of the divestiture. Accordingly, at June 30, 2006 no deferred tax asset or liability has been recorded.

4. Related Party

The Company has paid expenses for pre-transaction (see Note 5) business activities which are due to be received from the former subsidiaries (related parties), as such liabilities were previously accrued for and transferred to said related party in the exchange of net assets for shares (see Note 5).

5.   Exchange of Shares for Transfer of Net Assets

On April 27, 2006, the Company adopted a proposed plan of reorganization, whereby the majority of its existing business assets, liabilities and operations, as presently described, were transferred to its principal shareholders to be operated by them in a separate private entity. In return, the Company redeemed 55%, or approximately 1,491,867, of the principal shareholders issued and outstanding shares in the Company as treasury shares. Pursuant to the terms of the reorganization, the principal shareholders will continue to hold approximately 83%, or 1,209,533 shares, of the issued and outstanding shares at May 1, 2006, totaling 1,463,623.

The reorganization also provided for the pro rata distribution of restricted shares of a separate entity, owned by the Company at the time of the reorganization, to the Company's non-principal and non-employee shareholders (principal shareholders being defined as those holding 10% or more or serving as officers and directors of the Company, and being the three individual principal owners). Accordingly, 179,200 shares were distributed to approximately 105 public shareholders and resulted in a realized gain, totaling $116,285, for the three months ended June 30, 2006.

Finally, the reorganization provided that all common shareholders of the Company (both principal and public) would receive, pro rata, an additional distribution of restricted common shares in a non-related entity upon conversion of an existing promissory note receivable to the promisor's common shares. As of June 30, 2006, the Company had converted the promissory note to common shares and, accordingly, this investment has been recorded as an investment in non-trading securities, and totals $372,268. The distribution of these restricted shares has not occurred to date, and it is anticipated these shares will be distributed later in 2006, though no warranty or promise of this fact can be made.

The foregoing proposals and Plan were noticed and presented before a special shareholders meeting held April 27, 2006 and approved by a majority shareholder vote. Because the distribution of the Company's assets in exchange for stock was not reached through an arms-length bargaining procedure, but was essentially formulated by the principal shareholders of the Company, the management of the Company deemed that the

                      Prime Resource, Inc. and Subsidiaries
        Condensed Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 2006

5. Exchange of Shares for Transfer of Net Assets (continued

proposal would only be accepted if approved by a majority vote of the disinterested or public shareholders. As these proposals for reorganization and distribution of the assets were approved by a majority of the disinterested shareholders, the principal shareholders then voted their shares in favor of this position creating an absolute majority vote.

In essential terms, the shareholder meeting held on April 27, 2006, constituted a reorganization of the Company as a public company without any operating assets or business, but without liabilities or obligations. Present management will continue in its positions, but with a lesser commitment of time and effort due to a lack of any ongoing business activity within the Company. Management has, however, made a commitment to continue to actively search for merger or acquisition candidates and believes, but cannot warrant, that such acquisitions may be more readily attainable based upon their prior experience without the former assets and business in the Company. Moreover, it was the judgment of management that the Company's assets had come to a point where they were essentially creating a break-even business endeavor without the realistic prospects of growth and enhancement to the Company.

The revenues, expenses, gains and losses and tax expense and benefit of the discontinued operations are reported on the statements of operations. Assets and liabilities of the Company's former segments -- Fringe Benefit Analysts and Belsen Getty were exchanged on April 30, 2006. The asset value at the time of the exchange for Fringe Benefit Analysts, Belsen Getty and Prime Resource were approximately $525,305, $414,895 and $924,332, respectively. The liabilities at the time of the exchange for Fringe Benefit Analysts , Belsen Getty and Prime Resource were approximately $435,275, $96,248 and $79,761, respectively.

The decision to enter into the reorganization and to divest the company of its prior operating subsidiaries, Belsen Getty, LCC and Fringe Benefits Analyst, LLC, which were engaged in the insurance, retirement fund planning and investment services were based upon the following decisions and criteria by management:

1. The nature of the business and structure of the operating subsidiaries did not appear to management to lend itself significantly to growth as a public company, and the company was unsuccessful in its earlier efforts to grow and expand the insurance subsidiary through use of offering proceeds.
2. Experience in discussing merger and acquisition possibilities with various third party candidates indicated to management of Prime that the company would be more successful in consummating this type of merger or acquisition absent the operating entities previously existing in Prime.
3. The prior insurance services and consulting wer not generating significant revenues or income enhancing the value of the company's shares and management believed shareholder value might be more substantially increased by decreasing the number of outstanding shares held by management by 55%, distributing other publicly traded restricted stock now and in the future, as described above, and searching for a suitable merger or acquisition candidate to enhance the value of the company as a public entity.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation Forward-Looking Information

Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Forward Looking Statements are defined within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The terms "expect," "anticipate," "intend," and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results from experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the Company, increasing competition, fluctuations in prices and demand, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Plan of Operation

Prime Resource, Inc. ("Prime") is a Utah Corporation which was organized and filed of record on March 29, 2002 as a successor entity to Prime, LLC, (a Utah limited liability company). Prime was an integrated business entity primarily engaged in group insurance brokerage as well as investment and pension consulting. It previously conducted all of its business activities through its wholly owned subsidiaries: Belsen Getty, LLC ("Belsen Getty") and Fringe Benefit Analysts, LLC ("FBA").

Prime completed a public offering of its shares in July 2002. It raised $709,664 in net proceeds, all of which were expended, as previously reported, by September 2005.

AS OF APRIL 30, 2006, ALL ASSETS (OTHER THAN APPROXIMATELY $35,000 OF CASH OR LIQUID ASSETS FOR ONGOING REPORTING FEES AND OPERATING EXPENSES AND LIGHTSPACE STOCK IN THE AMOUNT OF $372,268), LIABILITIES AND BUSINESS INTEREST OF PRIME WERE TRANSFERRED TO A PRIVATE BUSINESS ENTITY CONTROLLED BY THE PRIME PRINCIPAL SHAREHOLDERS FOR A REDUCTION OF THEIR PRIME SHARES BY 55% AND OTHER CONSIDERATION PURSUANT TO A MAJORITY SHAREHOLDER VOTE. THIS DISCLOSURE IS MORE PARTICULARLY DISCUSSED BELOW.

On April 11, 2006, the shareholders of Prime Resources, Inc. were mailed an information packet for a special meeting of shareholders to be held April 27, 2006 indicating the intent of Prime to enter into a plan of reorganization whereby all of the business and working assets would be transferred out to a private company to be known as Prime Advisors, LLC, Utah limited liability in exchange for a reduction of the principal shareholders' interest by 55% in the public company, the distribution of certain restricted shares of Bioaccelerate, Inc. to the non-principal shareholders and the agreement to distribute out subsequently, LightSpace, Inc. shares as converted and registered from existing convertible LightSpace debentures. The special shareholder meeting required majority approval by the public non-controlling shareholders. To date, the business and business assets have been transferred to Prime Advisors and the Bioaccelerate shares distributed to the non-affiliated shareholders. There has been a conversion of the LightSpace Notes to Equity Units pursuant to the anticipated IPO. This occurred on or about April 28, 2006. Therefore the notes are no longer accruing interest as of that date. These equity units, upon an effective registration statement by the LightSpace, will be converted into common shares and warrants and will be distributed pro-rata to all shareholders.

Each shareholder of record was entitled to vote on the foregoing reorganization proposals at a special meeting held April 27, 2006, but approval first required a majority vote of the public non-affiliated shareholders. Each shareholder was further afforded the opportunity to dissent from the transaction and to exercise separate dissenting shareholder rights under Utah law as detailed in a dissenting shareholder rights package and proxy material mailed to all shareholders of record.

As of the date of the meeting on April 27, 2006, there were 139,595 shares held by disinterested shareholders voting in favor or 57 %; none voted in opposition and 250 shares abstained; with one shareholder not voting and wishing to exercise dissenting shareholder rights for 9,533 shares. After the public non-affiliated vote was taken, the affiliated shareholders (Mr. Terry Deru, Mr. Scott Deru and Mr. Andrew Limpert) then voted in favor of the reorganization ensuring an absolute majority of 2,840,995 shares or 96.1%.

As a result of the reorganization, assigning a value of $372,268 to the conversion rights of the LightSpace convertible debentures described above, there remains approximately $402,268 in net assets in the public company. The cash was retained for purposes of paying for ongoing reporting, accounting and legal costs, as well as funds necessary for reviewing and completing due diligence on various merger or acquisition proposals as are anticipated by the company.

At the present time, Prime remains what is essentially known as a "shell" corporation in that it does not have any active business purpose or active business assets. Management of the company, on a time available basis and primarily through Mr. Andrew Limpert, has continued to search for, review and complete due diligence on various potential merger or acquisition proposals for which management would deem that the company would be a suitable acquisition candidate. To the date of this report, no such acquisition or merger proposal has been accepted.

Any definitive merger or acquisition proposal as approved by the Board of Directors would be announced pursuant to a public 8-K filing - the substance of which management would intend to disseminate to its public shareholders in such event. It is also possible that any such subsequent reorganization may require shareholder vote and approval which would then result in the dissemination of a proxy statement along with further dissenting shareholder rights provisions. However, no warranty or assurance that all potential forms of reorganization would necessarily require shareholder vote and approval is made or implied to public shareholders of Prime.

The decision to enter into the reorganization and to divest the company of its prior operating subsidiaries, Belsen Getty, LCC and Fringe Benefits Analyst, LLC, which were engaged in the insurance, retirement fund planning and investment services were based upon the following decisions and criteria by management:

1. The nature of the business and structure of the operating subsidiaries did not appear to management to lend itself significantly to growth as a public company, and the company was unsuccessful in its earlier efforts to grow and expand the insurance subsidiary through use of offering proceeds.

2. Experience in discussing merger and acquisition possibilities with various third party candidates indicated to management of Prime that the company would be more successful in consummating this type of merger or acquisition absent the operating entities previously existing in Prime.

3. The prior insurance services and consulting wer not generating significant revenues or income enhancing the value of the company's shares and management believed shareholder value might be more substantially increased by decreasing the number of outstanding shares held by management by 55%, distributing other publicly traded restricted stock now and in the future, as described above, and searching for a suitable merger or acquisition candidate to enhance the value of the company as a public entity.

For historical and comparative purposes, the company repeats its prior 10-QSB income statement that the company had for the first quarter of 2006 and with comparable disclosure for the six months ending June 30, 2006 and 2005, respectively, to illustrate the change of financial condition after divestment of its income producing assets on April 27, 2006:

Totals:                           1st Quarter 2006    1st Six Mo. 2006    1st Six Mo. 2005
Gross revenues                      $   1,897,282      $   2,592,993        $   3,531,565
Gains, losses and expenses          $   1,815,556      $   2,373,502        $   3,461,609
Net income before income taxes      $      81,726      $     219,491        $      69,956
Income taxes                        $      37,460      $      36,220        $      24,288
Net Income                          $      44,266      $     183,271        $      45,668

As of the end of the current quarter, June 30, 2006, the Prime balance sheet indicates a minimum net worth of $409,492 due to the divestment. As of this period, Prime had current liabilities of $7,224, accrued since the divestment, with no accumulated corporate debt.

Products and Markets

With the transfer of its active business assets to an unrelated private entity, Prime currently has no active business products or markets. At the present time, management is engaged on a best-efforts, time available basis, in searching out potential merger and acquisition candidates. It is hoped the acquisition of a proper merger or acquisition candidate will yield additional value to public shareholders in the entity. No warranty or assurance, however, of future results can be made or is implied by this representation.

The company will obviously continue to incur ongoing operating losses, which will hopefully be somewhat limited due to the substantially inactive nature of the company's business. However, losses will be incurred in paying ongoing reporting expenses, including legal and accounting, as necessary to maintain the company as a public entity, as well as ongoing costs, while searching for merger and acquisition candidates. As noted previously, Prime retained post divestment an initial $35,000 of reserve funds for this purpose. The company also has no salary commitment.

Liquidity and Sources of Capital

The liquidity of the company is extremely limited at the present time, as it only has approximately $21,000 reserve fund to pay for ongoing reporting and minimal operating expenses as previously described. There is no exact projection of how long the company can remain viable without having to seek additional borrowing or interim financing to maintain itself as an inactive public company. Further, at the present time, there are no alternative sources of capital or revenue for the company during this interim period.

Prime has no present avenues of financing and no present plans to obtain interim financing while continuing its search for a suitable merger or acquisition candidate and arrangements. Should there come a point in time when the company has exhausted its reserve funds and must seek additional funding to maintain itself as a public reporting company engaged in searching for merger and acquisition opportunities, it may be necessary to seek private capital through the sale of additional restricted stock or borrowing either from principal shareholders or private parties. It does not appear probable that Prime would be able to attain financing from any commercial lending source, as it is presently constituted.

As a result of the foregoing, the future liquidity of the company and funding sources must be considered as tentative and very limited and pose a substantial risk factor to the ongoing viability of Prime. In point of fact as an inactive entity, the independent auditors for Prime will most likely express a reservation that the company can continue as a going concern in completing any audited or review financial statements for Prime. At present, the company has no known or fixed means of alternative or subsequent financing.

Relevant Markets

There is no relevant market data for the company in its present inactive status.

Significant Events

As noted in the Company's annual report filed for the period ending December 31, 2005, Prime adopted in the fourth quarter of 2005 a proposed strategic plan, subject to approval by the disinterested public shareholders, to distribute out all of its existing business assets, liabilities and operations, as presently described, to its principal shareholders to be operated by them in a separate private business in return and exchange, the principal shareholders agreed to reduce their Prime shares by cancellation and returning these shares to the Company as Treasury Shares. This return, as approved, reduced their holding by 55% or approximately 1,491,867 total shares. The principal shareholders Mr. Terry Deru, Mr. Scott Deru and Mr. Andrew Limpert continue to hold approximately 83 % of the issued shares or 1,209,533 shares of the total issued and outstanding 1,463,623 shares as of June 30, 2006.

The plan also provided for the distribution of restricted Bioaccelerate shares to the non-principal and non employee grant shareholders (principal shareholders being defined as those holding 10% or more or serving as officers and directors of the Company and being the three individual principal owners). These 179,200 Bioaccelerate shares were distributed to approximately 105 public shareholders.

Finally, the plan provided that all common shareholders of the Company (both principal and public) would receive, pro rata, a subsequent distribution of the LightSpace shares when and if received from the conversion of the LightSpace convertible equity units presently held by the Company. It is anticipated these shares will be registered subject later in 2006, though no warranty or promise of this fact can be made.

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

In essential terms, the shareholder meeting on April 27th constituted a reorganization of the Company to a public Company without any assets or operating business, but without liabilities or obligations. Present management will continue in their positions, but also with a lesser commitment of time and effort due to a lack of any ongoing business activity within Prime. Management, primarily through Mr. Limpert, has, however, made a commitment to continue to actively search for merger or acquisition candidates and believes, but cannot warrant, that such acquisitions may be more readily attainable based upon their prior experience without the former Prime assets and business being in the Company. Moreover, it was the judgment of management that the Prime assets had come to a point where they were essentially creating a break-even business endeavor without the realistic prospects of growth and enhancement to the Company.

In essential terms, then, the results of the reorganization approved by the non-affiliated public shareholders of the Company, including various collateral items, are summarized as follows:

     1. The shareholders ratified the proposed plan to transfer all existing assets (except for $35,000 in working capital) liabilities and business of Prime to a new separate, private Utah limited liability company to be known as Prime Advisors, LLC and to be operated and controlled by the existing management of the Prime public corporation.

     2. In exchange for the completion of the reorganization, the Prime principal shareholders contributed to the Company, as treasury shares, 55% of their outstanding shares constituting 1,491,867 shares. The principal shareholders now hold 1,209,533 shares or 83% and the public shareholders, as a group, hold approximately 244,557 shares or 17%.

     3. As part of the proposal, as approved, the public shareholders received a distribution of a majority of the Bioaccelerate ( now known as Gardant Pharmaceuticals) shares presently held by the Company which total 339,500 shares. As a result there were distributed 179,200 shares of Bioaccelerate stock to approximately 105 Prime public shareholders. The balance of the 160,300 Bioaccelerate shares or 47% were retained in the private business.

     4. The meeting also authorized the distribution of future LightSpace shares and warrants which are being held by the Company and will be distributed accordingly. It is anticipated there will be approximately 465,000 LightSpace shares distributed to approximately 108 shareholders, which includes the three principal shareholders.

     5. The current Board of Directors was re-elected to serve for another annual term at the special meeting. As noted above, the directors and officers will devote substantially less time to daily operations. As Prime is now a non-operating Company, the officers will continue to devote only such time as they deem necessary to finding suitable merger or acquisition candidates for Prime.

     6. The shareholders also ratified the appointment of Child, VanWagoner & Bradshaw, PLLC to act as the independent auditors for the Company for the year ending December 31, 2006.

Item 3. Risk Factors

Prime has employed this section to discuss what it considers present and actual risk factors to the ongoing viability of Prime:

     1. There is no assurance that the company can continue as an inactive public reporting entity. Prime may not be able to sustain itself and pay the required accounting, auditing or other reporting costs necessary to continue as a public entity for the indefinite future. Further, there is no assurance or warranty that additional interim funding can be obtained to maintain the company as a public entity after its reserve funds are exhausted.

     2. Future regulations by various state or federal securities agencies, such as the State of Utah, Division of Securities or the Securities and Exchange Commission (SEC) could make it difficult or impossible for the company to continue as an inactive public company through adoption of various administrative regulations and filing requirements which would make it impossible or very difficult for the company to continue as a non-operating public company.

     3. Only minimal management, time and expertise is being devoted to the operation of the company now that it is inactive. Most initial reviews of merger and acquisition opportunities are being completed through Mr. Andrew Limpert, who has committed to devote his best efforts to search out and attempt to locate various merger or acquisition candidates or proposals for the company. There is no assurance or warranty that Mr. Limpert, or other members of the Board of Directors, will be successful in ongoing efforts to find a merger or acquisition candidate or situation.

     4. Any completion of a merger or acquisition agreement would be approved by the existing controlling shareholders who still continue, even after their recent reduction in shares, to hold a majority position in the company. Further, it is almost certain that existing shareholders will incur a significant and extreme dilution to their aggregate shareholder percentage such that they would most likely hold 5% to 10% of the issued and outstanding shares as a result of any merger or acquisition transaction.

     5. Any completed merger or acquisition would almost certainly result in new management being appointed to control the company and a new business activity being selected over which the existing shareholders would essentially have no control or meaningful voice, other than the potential exercise of dissenting shareholder rights under Utah law under certain circumstances, but even then not under all merger or acquisition structures.

     6. The company will have no ongoing revenues or income to support it during this interim period.

     7. There is no assurance that Prime's shares will continue to trade, or trade at historical levels, absent any active business purpose or assets.

Item 4. Controls and Procedures

     (a) Prime has maintained controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms prescribed by the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the principal financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate for its present activities. The Company knows of no fraudulent activities within the Company or any material accounting irregularities. The Company does not have an independent audit committee and does not believe it is required to have an audit committee at this time.

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

         (2) Trading. The Company trades on the Electronic Bulletin Board under the symbol "PRRO". The Electronic Bulletin Board is essentially an informal trading mechanism managed by the National Association of Securities Dealers, but does not constitute a regular NASDAQ exchange or listing. It is, essentially, an electronic intra-dealer quotation system for small public companies not meeting the requirements for regular NASDAQ listing. During the second quarter of 2006 the trading range of the Company's stock was as follows:

                      High            Low
                     ------        ---------
                     $ 1.25          $ 1.25

No assurance is given or implied that the company's stock will continue to trade in this range absent an active business purpose.

         (4) Annual Meeting. The Company held its last annual meeting of shareholders on April 27, 2006, wherein the above described reorganization was approved, the nominated directors were re-elected and the choice of independent auditors was ratified by majority shareholder vote. No additional shareholder meetings are scheduled in 2006.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

          31.1 Certification under Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certification under Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SECTION 1350)

(b) Reports on Form 8-K dated May 2, 2006 outlining reorganization previously filed.

(c)  Other Exhibits - Copy of Proxy Solicitation for Special

         Meeting held April 27, 2006 - previously filed

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 14, 2006                By:/s/ Terry M. Deru
                                                Mr. Terry M. Deru
                                                President, Director


Date:    August 14, 2006                By:/s/ Andrew W. Limpert
                                                Mr. Andrew W. Limpert
                                                Director, Treasurer/CFO