Form 10QSB
period 2006-09-30
PRIME RESOURCE INC
filed 2006-11-14
CIK 1173281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED September 30, 2006

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD From                       to                       .
                               ---------------------    ----------------------

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

Common Stock: 1,454,090 shares issued and outstanding as of September 30, 2006, No Par Value. Authorized - 50,000,000 common voting shares. The company also has 1,518,860 treasury shares.

                                      INDEX

                              Prime Resource, Inc.
                    For The Quarter Ending September 30, 2006


Part I.  Financial Information

     Item 1. Financial Statements

               Consolidated Balance Sheet - September 30, 2006 (Unaudited).

               Consolidated Statements of Operations (Unaudited) - For the three and nine months ended September 30, 2006, and for the three and nine months ended September 30, 2005;

               Consolidated Statements of Cash Flows (Unaudited) - For the nine months ended September 30, 2006, and for the nine months ended September 30, 2005.

               Notes to Condensed Financial Statements (Unaudited) - September 30, 2006

     Item 2. Management's Discussion and Analysis o Financial Condition or Plan of Operation.

     Item 3. Risk Factors

     Item 4. Controls and Procedures


Part II.  Other Information


     Item 5. Other Matters

     Item 6. Exhibits and Reports on Form 8-K

Signatures

Certifications

                         Part I - Financial Information

Item  1. Financial Statements


                      Prime Resource, Inc. and Subsidiaries
                         (A Developmental Stage Company)
                     Consolidated Balance Sheet (Unaudited)
                               September 30, 2006

                                     ASSETS

Current assets:
   Cash and cash equivalents                                     $         19,439
   Due from related party                                                  15,760
   Investments in non-trading securities                                  372,268
                                                                 ----------------
Total current assets                                                      407,467
                                                                 ----------------

            Total assets                                         $       407,467
                                                                 ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                              $          5,255
   Due to related party                                                     9,060
   Dividend payable (Note 5)                                              372,268
                                                                 ----------------

Total Current Liabilities                                                 386,583
                                                                 ----------------

Commitments and Contingencies                                                   -

Common stock, no par value, 50,000,000 shares authorized,
   2,972,950 shares issued and 1,454,090 outstanding                      964,802
Treasury stock of 1,518,860 common shares at cost                        (870,492)
Deficit incurred from re-entering the developmental stage                 (14,116)
Retained deficit                                                          (59,310)
                                                                 ----------------

Total Stockholders' Equity                                                 20,884
                                                                 ----------------

             Total Liabilities and Stockholders' Equity          $        407,467
                                                                 ================

                      Prime Resource, Inc. and Subsidiaries
                         (A Developmental Stage Company)
                Consolidated Statements of Operations (Unaudited)


                                            For the Nine Months        For the Three Months           Inception
                                            Ended September 30,        Ended September 30,        May 1, 2006 to
                                           2006           2005         2006          2005       September 30, 2006
                                       ------------   ------------   ---------   -----------   --------------------
REVENUES                               $          -   $          -   $       -   $         -   $                 -
                                       ------------   ------------   ---------   -----------   --------------------

EXPENSES

 General and administrative                  55,094         41,503       9,116        11,400                 14,116
                                       ------------   ------------   ---------   -----------   --------------------

NET LOSS FROM
 CONTINUING OPERATIONS                      (55,094)       (41,503)     (9,116)      (11,400)               (14,116)
                                       ------------   ------------   ---------   -----------   --------------------

DISCONTINUED OPERATIONS
 Revenues                                 2,592,993      5,397,979           -     1,866,414                      -
 Expenses                                (2,437,895)    (5,229,081)          -    (1,801,726)                     -
 Gains and losses, net                      115,371         (8,447)          -        (4,347)                     -
 Tax (expense) benefit                     (101,373)       (29,412)          -        (5,124)                     -
                                       ------------   ------------   ---------   -----------   --------------------

NET INCOME FROM DISCONTINUED
 OPERATIONS                                 169,096        131,039           -        55,217                     -
                                       ------------   ------------   ---------   -----------   --------------------

NET INCOME (LOSS) FROM CONTINUING
 AND DISCONTINUED OPERATIONS           $    114,002   $     89,536   $  (9,116)  $    43,817   $            (14,116)
                                       ============   ============   =========   ===========   ====================

Basic and fully diluted net income
  (loss) per share:
 Continuing operations                 $      (0.02)  $      (0.01)  $   (0.01)  $         -   $              (0.01)
                                       ============   ============   =========   ===========   ====================
 Discontinued operations               $       0.07   $       0.04   $       -   $      0.02   $                  -
                                       ============   ============   =========   ===========   ====================

Weighted average shares outstanding       2,288,201      2,945,475   1,454,090     2,937,825              1,454,090
                                       ============   ============   =========   ===========   ====================


                      Prime Resource, Inc. and Subsidiaries
                         (A Developmental Stage Company)
                Consolidated Statements of Cash Flows (Unaudited)

                                                              For the Nine Months            Inception
                                                              Ended September 30,          May 1, 2006 to
                                                              2006            2005       September 30, 2006
                                                          ------------   ------------   --------------------
Cash Flows From Operating Activities:
   Net loss from continuing operations                    $    (55,094)  $    (41,503)  $            (14,116)
         Adjustments to reconcile net loss to net cash
         used by operating activities:
   Changes in assets and liabilities:
         Increase in due from related party                    (15,760)             -                (15,760)
         Increase in accounts payable                            5,255              -                  5,255
         Increase in due to related party                        9,060              -                  9,060
                                                          ------------   ------------   --------------------

   Net Cash Used In Operating Activities
         From Continuing Operations                            (56,539)       (41,503)               (15,561)
                                                          ------------   ------------   --------------------
Cash Flows From Investing Activities
         From Continuing Operations
         Notes receivable                                            -       (350,000)                     -
                                                          ------------   ------------   --------------------

         Net Cash Used in Investing Activities
         From Continuing Operations                                  -       (350,000)                     -
                                                          ------------   ------------   --------------------
Cash Flows From Financing Activities
 From Continuing Operations                                          -              -                      -
                                                          ------------   ------------   --------------------
Net Cash Provided by (Used) In Discontinued
  Operations                                                  (510,169)       134,894                      -
                                                          ------------   ------------   --------------------
Net Increase (Decrease) In Cash
      And Cash Equivalents                                    (566,708)      (256,609)               (15,561)

Cash And Cash Equivalents At Beginning
     Of Period                                                 586,147        827,404                 35,000
                                                          ------------   ------------   --------------------

Cash And Cash Equivalents At End Of Period                $     19,439   $    570,795   $             19,439
                                                          ============   ============   ====================

Supplemental Cash Flow Information:
      Cash paid for interest                              $      1,100   $      3,120   $                  -
      Cash paid for taxes                                 $          -   $     35,500   $                  -
      Non-cash investing and financing activities:
        Conversion of note receivable and accrued
          interest to common shares                       $    372,268   $          -   $                  -
        Dividend payable                                  $    372,268   $          -   $                  -
        Distribution of non-trading securities            $    116,285   $          -   $                  -

                      Prime Resource, Inc. and Subsidiaries
        Condensed Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 2006

1.   Presentation

The financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005, were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission(SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist primarily of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for the year ended December 31, 2005. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-KSB filing.

The financial statements are presented as a consolidation of Prime Resource, Inc. and its Subsidiaries. The Company redeemed shares from principle shareholders in exchange for the majority of its assets and liabilities. The transactions of the reorganized entity have been presented in the consolidated financial statements from inception on May 1, 2006 through September 30, 2006. The operations of the distributed subsidiaries have been presented as discontinued operations in the consolidated financial statements (See Note 5).

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

                      Prime Resource, Inc. and Subsidiaries
        Condensed Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 2006

3. Income Taxes

Included in the Company's assets, liabilities and operations divested on April 30, 2006 (see Note 5) were all deferred tax assets and liabilities existent at the time of the divestiture. Accordingly, at September 30, 2006 no deferred tax asset or liability has been recorded. Deferred tax assets related to net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their realization.

4. Related Party

The Company has paid expenses for pre-transaction (see Note 5) business activities which are due to be received from the former subsidiaries (related parties), as such liabilities were previously accrued for and transferred to said related party in the exchange of net assets for shares (see Note 5).

5. Exchange of Shares for Transfer of Net Assets

On April 27, 2006, the Company adopted a proposed plan of reorganization, whereby the majority of its existing business assets, liabilities and operations, as presently described, were transferred to its principal shareholders to be operated by them in a separate private entity. In return, the Company redeemed 55%, or approximately 1,501,400, of the principal shareholders' issued and outstanding shares in the Company as treasury shares. Pursuant to the terms of the reorganization, the principal shareholders will continue to hold approximately 83%, or 1,209,533 shares, of the issued and outstanding shares at May 1, 2006, totaling 1,454,090.

The reorganization also provided for the pro rata distribution of restricted shares of a separate entity, owned by the Company at the time of the reorganization, to the Company's non-principal and non-employee shareholders (principal shareholders being defined as those holding 10% or more or serving as officers and directors of the Company, and being the three individual principal owners). Accordingly, 179,200 shares were distributed to approximately 105 public shareholders.

Finally, the reorganization provided that all common shareholders of the Company (both principal and public) would receive, pro rata, an additional distribution of restricted common shares in a non-related entity upon conversion of an existing promissory note receivable to the promisor's common shares. As of September 30, 2006, the Company had converted the promissory note to equity units (representing common stock and warrants), accordingly, this investment has been recorded as an investment in non-trading securities, and totals $372,268. The distribution of these restricted

                      Prime Resource, Inc. and Subsidiaries
        Condensed Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 2006

5. Exchange of Shares for Transfer of Net Assets (Continued)

equity units has not occurred to date, and it is anticipated these will be distributed in the future as an effective registration is present or an exemption to distribute them though no warranty or promise of this fact can be made. Accordingly, at September 30, 2006, the Company has recorded a dividend payable, reflecting its obligation to distribute the shares in the future.

The foregoing proposals and Plan were noticed and presented before a special shareholders meeting held April 27, 2006 and approved by a majority shareholder vote. Because the distribution of the Company's assets in exchange for stock was not reached through an arms- length bargaining procedure, but was essentially formulated by the principal shareholders of the Company, the management of the Company deemed that the proposal would only be accepted if approved by a majority vote of the disinterested or public shareholders. As these proposals for reorganization and distribution of the assets were approved by a majority of the disinterested shareholders, the principal shareholders then voted their shares in favor of this position creating an absolute majority vote.

In essential terms, the shareholder meeting held on April 27, 2006, constituted a reorganization of the Company as a public company with limited assets and no operating business, but without liabilities or obligations. Present management will continue in its positions, but with a lesser commitment of time and effort due to a lack of any ongoing business activity within the Company. Management has, however, made a commitment to continue to actively search for merger or acquisition candidates and believes, but cannot warrant, that such acquisitions may be more readily attainable based upon their prior experience without the former assets and business in the Company. Moreover, it was the judgment of management that the Company's assets had come to a point where they were essentially creating a break-even business endeavor without the realistic prospects of growth and enhancement to the Company.

The revenues, expenses, gains and losses and tax expense and benefit of the discontinued operations are reported on the statements of operations. Assets and liabilities of the Company's former segments -- Fringe Benefit Analysts and Belsen Getty -- were exchanged on April 30, 2006. The asset value at the time of the exchange for Fringe Benefit Analysts, Belsen Getty and Prime Resource were approximately $525,305, $414,895 and $924,332, respectively. The liabilities at the time of the exchange for Fringe Benefit Analysts, Belsen Getty and Prime Resource were approximately $435,275, $96,248 and $79,761, respectively.

The decision to enter into the reorganization and to divest the company of its prior operating subsidiaries, Belsen Getty, LLC and Fringe Benefits Analyst, LLC, which were engaged in the insurance, retirement fund planning and investment services were based upon the following decisions and criteria by management:

                      Prime Resource, Inc. and Subsidiaries
        Condensed Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 2006

5. Exchange of Shares for Transfer of Net Assets (Continued)

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

         3. The prior insurance services and consulting were not generating significant revenues or income enhancing the value of the company's shares and management believed shareholder value might be more substantially increased by decreasing the number of outstanding shares held by management by 55%, distributing other publicly traded restricted stock now and in the future, as described above, and searching for a suitable merger or acquisition candidate to enhance the value of the company as a public entity.

The reorganization has been accounted for pursuant to FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," as amended, and APB 29, "Accounting for Nonmonetary Transactions," as amended. Accordingly, the Company has recorded the results of operations prior to the reorganization as discontinued operations for the nine months ended September 30, 2006. In addition, the transfer of nonmonetary assets pursuant to the reorganization was considered a nonreciprocal transfer and, accordingly, assets were measured at fair value at the time of transfer, resulting in a realized gain, totaling $116,285, which amount has been included in gains and losses, net, totaling $115,371 for the nine months ended September 30, 2006.

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

Plan of Operation

Prime Resource, Inc. ("Prime") is a Utah Corporation which was organized and filed of record on March 29, 2002 as a successor entity to Prime, LLC, (a Utah limited liability Company). Prime was an integrated business entity primarily engaged in insurance and pension planning that previously conducted all of its business activities through its wholly owned subsidiaries: Belsen Getty, LLC ("Belsen Getty") and Fringe Benefit Analysts, LLC ("FBA").

Prime completed a public offering of its shares in July, 2002. It raised $709,664 in net proceeds, all of which were expended, as previously reported, by September 2005.

AS OF APRIL 30, 2006, ALL ASSETS, LIABILITIES AND BUSINESS INTEREST OF PRIME WERE TRANSFERRED TO A PRIVATE BUSINESS ENTITY CONTROLLED BY THE PRIME PRINCIPAL SHAREHOLDERS FOR A REDUCTION OF THEIR PRIME SHARES BY 55% AND OTHER CONSIDERATION PURSUANT TO A MAJORITY SHAREHOLDER VOTE. THIS DISCLOSURE IS MORE PARTICULARLY DISCUSSED BELOW. APPROXIMATELY $19,000 CASH REMAINS IN THE COMPANY FOR ONGOING REPORTING FEES AND OPERATING EXPENSES. PRIME ALSO HOLDS LIGHTSPACE SHARES AND WARRANTS HAVING AN ESTIMATED CURRENT VALUE OF $372,268.

On April 11, 2006, the shareholders of Prime Resources, Inc. were mailed an information packet for a special meeting of shareholders to be held April 27, 2006 indicating the intent of Prime to enter into a plan of reorganization whereby all of the business and working assets would be transferred to a private Utah limited liability Company to be known as Prime Advisors, LLC in exchange for a reduction of the Prime principal shareholders' interest by 55% in the public Company, the spin-off of certain shares of Bioaccelerate, Inc. to the shareholders and the agreement to distribute out. Subsequently, Lightspace, Inc. shares and stock warrants as converted from existing convertible Lightspace debentures will be distributed pro-rata to all shareholders. The special shareholder meeting for these purposes required majority approval by the public non-controlling shareholders. To date, all business and business assets have been transferred to Prime Advisors, LLC and the Bioaccelerate shares distributed pro-rata to all shareholders. There has been a conversion of the Lightspace Debentures to Equity Units. This Lightspace conversion occurred on or about April 28, 2006. Prime is now advised the Lightspace shares and warrants subject to the Units have not been registered. Therefore this distribution is subject to a holding period when an exemption may be used or if and when Lightspace were to register the units in the future. Upon conversion, these equity units consist of eight common Lightspace shares and twelve warrants to acquire Lightspace shares at various prices and will be distributed pro-rata to all Prime shareholders on the approximate basis of 1 share for each 3 Prime shares held.

Each shareholder of record was entitled to vote on the foregoing reorganization proposals at a special meeting held April 27, 2006, but a special voting provision first required a majority vote of the public non-affiliated shareholders. Each shareholder was further afforded the opportunity to dissent from the transaction and to exercise separate dissenting shareholder rights under Utah law as contained in a dissenting shareholder rights package and proxy material mailed to all shareholders of record.

As of the date of the meeting on April 27, 2006, there were 139,595 disinterested shares voting in favor, none voted in opposition and 250 shares abstained; with one shareholder not voting and wishing to exercise dissenting shareholder rights for 9,533 shares. After the public non-affiliated vote was taken, the affiliated shareholders (Mr. Terry Deru, Mr. Scott Deru and Mr. Andrew Limpert) then voted in favor of the reorganization insuring an absolute majority of 2,840,995 shares or 96.1%.

As a result of the reorganization, and after assigning a value of $372,268 to the Lightspace Units described above, there remains approximately $19,000 in net cash assets in the public Company which was retained for purposes of paying for ongoing reporting, accounting and legal costs, as well as funds necessary for reviewing and completing due diligence on various merger or acquisition proposals as are anticipated by the Company. There are no other tangible or intangible assets remaining in the Company after the reorganization.

At the present time, Prime remains what is essentially known as a "shell" corporation in that it does not have any active business purpose or active business assets. Management of the Company, on a time available basis and primarily through Mr. Andrew Limpert, has continued to search for, review and complete due diligence on various potential merger or acquisition proposals for which management would deem Prime to be a suitable acquisition candidate. To the date of this report, no such acquisition or merger proposal has been accepted, but the Company is actively engaged in current negotiations.

Any definitive merger or acquisition proposal as approved by the Board of Directors would be announced pursuant to a public 8-K filing; the substance of which management would intend to disseminate to its public shareholders in such event. It is also possible that any such subsequent reorganization may require shareholder vote and approval which would then result in the dissemination of a proxy, private placement memorandum, or other information statements along with possible dissenting shareholder rights provisions. However, no warranty or assurance that all potential forms of reorganization would necessarily require shareholder vote and approval is made or implied.

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

     2. Experience in discussing merger and acquisition possibilities with various third party candidates indicated to management of Prime that the Company might be more successful in consummating this type of merger or acquisition absent the operating entities previously existing in Prime.

     3. The prior insurance services and consulting were not generating significant revenues or income enhancing the value of the Company's shares and management believed shareholder value might be more substantially increased by decreasing the number of outstanding shares held by management by 55%, spinning off other publicly traded restricted stock now and in the future to shareholders, as described above, and searching for a suitable merger or acquisition candidate to enhance the value of the Company as a public entity.

For historical and comparative purposes, the Company repeats its prior 10-QSB income statement that the Company had for the first quarter of 2006 and with comparable disclosure for the third quarter ending September 30, 2006 and 2005 to illustrate the change of financial condition after divestment of its income producing assets on April 27, 2006:

Totals:                                  1st Quarter 2006   3rd Quarter 2006   3rd Quarter 2005
Gross revenues                           $      1,897,282   $              -   $      1,866,414
Gains, losses and expenses               $      1,815,556   $          9,116   $      1,817,473
Net income before income taxes           $         81,726   $              -   $         48,941
Income taxes                             $        (37,460)  $              -   $         (5,124)
Net Income (Loss)                        $         44,266   $         (9,116)  $         43,817


As of the end of the current quarter, September 30, 2006, the Prime balance sheet indicates a minimum net worth of $20,884 due to the divestment. As of this period, Prime had current liabilities of $14,315 accrued since the divestment, and an accumulated corporate debt of $0.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

Products and Markets

With the transfer of its active business assets to a private entity, Prime currently has no active business products or markets. At the present time, management is engaged on a best-efforts time available basis in searching out potential merger and acquisition candidates. It is hoped the acquisition of a proper merger or acquisition candidate will yield additional value to public shareholders in the entity. No warranty or assurance, however, of future results can be made or is implied by this representation.

The Company will obviously continue to incur ongoing operating losses, which will hopefully be somewhat limited due to the substantially inactive nature of the Company's business. However, losses will be incurred in paying ongoing reporting expenses, including legal and accounting, as necessary to maintain the Company as a public entity; as well as ongoing costs, in searching for merger and acquisition candidates. As noted previously, Prime retained post divestment an initial $35,000 of reserve funds for this purpose with approximately $19,000 remaining. The Company also has no salary commitment.

Liquidity and Sources of Capital

The liquidity of the Company is extremely limited at the present time, as it only has a $19,000 reserve fund to pay for ongoing reporting and minimal operating expenses as previously described. There is no exact projection of how long the Company can remain viable without having to seek additional borrowing or interim financing to maintain itself as an inactive public company. Further, at the present time, there are no alternative sources of capital or revenue for the Company during this interim period.

Prime has no present avenues of financing and no present plans to obtain interim financing while continuing its search for a suitable merger or acquisition candidate and arrangement. Should there come a point in time when the Company has exhausted its reserve funds and must seek additional funding to maintain itself as a public reporting company engaged in searching for merger and acquisition opportunities, it may be necessary to seek private capital through the sale of additional restricted stock or borrowing either from principal shareholders or private parties. It does not appear probable that Prime would be able to attain financing from any commercial lending source as it is presently constituted. No assurance is made or implied that Prime would be successful in raising any subsequent financing.

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

Significant Events

As noted in the Company's annual report filed for the period ending December 31, 2005, Prime adopted in the fourth quarter of 2005 a proposed strategic plan, subject to approval by the disinterested public shareholders, to distribute out all of its existing business assets, liabilities and operations, as previously described, to its principal shareholders to be operated by them in a separate private business. In return and exchange, the principal shareholders agreed to reduce their Prime shares by cancellation and returning these shares to the Company as Treasury Shares. This return of shares, as approved, reduced their holding by 55% or approximately 1,491,867 total shares. The principal shareholders Mr. Terry Deru, Mr. Scott Deru and Mr. Andrew Limpert continue to hold approximately 83% of the issued shares or 1,209,533 shares of the 1,454,090 issued and outstanding shares as of September 30, 2006.

The plan also provided for the distribution of Bioaccelerate shares to all Prime shareholders pro- rata in their Prime share holdings. 179,200 Bioaccelerate shares were distributed to approximately 105 public shareholders.

Finally, the plan provided that all common shareholders of the Company (both principal and public) would receive, pro rata to their Prime shares, a subsequent distribution of the Lightspace Units consisting of shares and warrants as previously converted from the Lightspace debentures. The foregoing proposals and Plan were noticed and presented before a special shareholders meeting held on April 27, 2006 and approved by a majority shareholder vote at such meeting. Because the distribution of the Company's assets in exchange for stock was not reached through an arms-length bargaining procedure, but was essentially formulated by the principal shareholders of the Company, the management of the Company deemed that the proposal would only be accepted if approved by a majority vote of the disinterested public shareholders. As these proposals for reorganization and distribution of the assets were approved by a majority of the disinterested shareholders, the principal shareholders then voted their shares in favor of this position creating an absolute majority vote.

In essential terms, the shareholder meeting on April 27th constituted a reorganization of the Company to a public Company without any assets or operating business, but without liabilities or obligations. Present management will continue in their positions, but also with a lesser commitment of time and effort due to a lack of any ongoing business activity within Prime. Management, primarily through Mr. Limpert, has made a commitment to continue to actively search for merger or acquisition candidates and believes, but cannot warrant, that such acquisitions may be more readily attainable without the former Prime assets and business being in the Company. Moreover, it was the judgment of management that the Prime assets had come to a point where they were essentially creating a break-even business endeavor without the realistic prospects of growth and enhancement to the Company.

In essential terms, then, the results of the reorganization approved by the non-affiliated public shareholders of the Company, including various collateral items, are summarized as follows:

     1. The shareholders ratified the proposed plan to transfer all existing assets (except for an initial $35,000 in working capital and the Lightspace convertible debentures) liabilities and business of Prime to a new separate, private Utah limited liability Company to be known as Prime Advisors, LLC and to be operated and controlled by the existing management of the Prime public corporation.

     2. In exchange for the completion of the reorganization, the Prime principal shareholders contributed to the Company, as treasury shares, 55% of their outstanding shares constituting 1,491,867 shares. The principal shareholders now hold 1,209,533 shares or 83% and the public shareholders, as a group, hold approximately 244,557 shares or 17 %.

     3. As part of the proposal, as approved, the public shareholders received a distribution of a majority of the Bioaccelerate shares presently held by the Company which total 339,500 shares. There were distributed 179,200 shares of Bioaccelerate stock to approximately 105 Prime public shareholders and 160,300 shares to affiliated shareholders.

     4. The meeting also authorized the distribution of future Lightspace shares and warrants after conversion from the current equity units. It is anticipated there will be approximately 465,000 Lightspace shares, and warrants for 1,395,000 shares, distributed pro-rata to 109 shareholders, which includes the three principal shareholders.

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

Item 3.    Risk Factors

Prime has employed this section on Market Risk to discuss what it considers present and actual risk factors to the ongoing viability of Prime:

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

     3. Only minimal management, time and expertise is being devoted to the operation of the Company now that it is inactive. Most initial reviews of merger and acquisition opportunities are being completed through Mr. Andrew Limpert who has committed to devote his best efforts to search out and attempt to locate various merger or acquisition candidates or proposals for the Company. There is no assurance or warranty that Mr. Limpert, or other members of the Board of Directors, will be successful in ongoing efforts to find a merger or acquisition candidate or situation.

     4. Any completion of a merger or acquisition agreement would be approved by the existing controlling shareholders who still continue, even after their recent reduction in shares, to hold a majority position in the Company. Further, it is almost certain that existing shareholders will incur a significant and extreme dilution to their aggregate sharehold percentage such that they would most likely hold 5% to 10% of the issued and outstanding shares as a result of any merger or acquisition transaction.

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

         (c) Prime is aware of the general standards and requirements of the recent Sarbanes- Oxley Act of 2002 and has implemented procedures and rules to comply, so far as applicable, such as a prohibition on Company loans to management and affiliates. The Company does not have any audit committee as it does not believe the act requires a separate committee for companies that are reporting companies, but not registered under the Securities and Exchange Act of 1934 [15(d) companies] and whose shares trade only on the Electronic Bulletin Board.

                           Part II - Other Information

Item 5.  Other Matters

         (1) Auditors. Child, VanWagoner & Bradshaw, LLC of Kaysville, Utah will continue, subject to Board discretion, as the Company's independent auditors. The auditors were appointed in August, 2003 and have been reappointed to serve through 2006. The Company has no differences of opinion with its prior or current auditors.

         (2) Trading. The Company trades on the Electronic Bulletin Board under the symbol "PRRO". The Electronic Bulletin Board is essentially an informal trading mechanism sponsored by the National Association of Securities Dealers, but does not constitute a regular NASDAQ exchange or listing. It is, essentially, an electronic intra-dealer quotation system for small public companies not meeting the requirements for regular NASDAQ listing. During the third quarter of 2006 the trading range of the Company's stock was as follows:

                      High            Low
                     ------        ---------
                     $ 1.50          $ 1.50

No assurance is given or implied that the Company's stock will continue to trade in this rate absent an active business purpose.

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

(a)      Exhibits

          31.1 Certification under Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certification under Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SECTION 1350)

(b) There were no 8-K Reports filed by the Company during this quarter

(c) There are no other exhibits required to be filed with this Report. All prior filed exhibits are incorporated by this reference.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 14, 2006               By: /s/ Terry M. Deru
                                               Mr. Terry M. Deru
                                               President, Director


Date:    November 14, 2006               By: /s/ Andrew W. Limpert
                                               Mr. Andrew W. Limpert
                                               Director, Treasurer/CFO