Form 10QSB/A
period 2006-06-30
PRIME RESOURCE INC
filed 2006-11-16
CIK 1173281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A1
                                (Amendment No. 1)
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED June 30, 2006

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD From                      to                    .
                               --------------------    -------------------

                        Commission File Number 333-88480

                              PRIME RESOURCE, INC.
             (Exact name of registrant as specified in its charter)

              Utah                                             04-3648721
              -----                                            -----------
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

     Controls and Procedures

Part II.  Other Information


     Item 5. Other Matters

     Item 6. Exhibits and Reports on Form 8-K

Signatures

Certifications

                         Part I - Financial Information
                               (Restated - Note 6)

Item  1. Financial Statements


                                 Prime Resource, Inc. and Subsidiaries
                                    (A Developmental Stage Company)
                                 Consolidated Balance Sheet (Unaudited)
                                             June 30, 2006

                                    ASSETS

Current assets:
   Cash and cash equivalents                                                       $              21,464
   Due from related party                                                                         15,760
   Investments in non-trading securities                                                         372,268
                                                                                   ---------------------

Total current assets                                                                             409,492
                                                                                   ---------------------

   Total assets                                                                    $             409,492
                                                                                   =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Trade accounts payable                                                             $               5,000
   Due to related party                                                                            2,224
   Dividend payable                                                                              372,268
                                                                                   ---------------------

   Total Current Liabilities                                                                     379,492
                                                                                   ---------------------

     Commitments and Contingencies                                                                     -

Common stock, no par value,  50,000,000 shares
 authorized, 2,972,950 shares issued
 and 1,454,090 outstanding                                                                       964,802
Treasury stock of 1,518,860 common shares at cost                                               (870,492)
Retained deficit                                                                                 (59,310)
Deficit incurred from re-entering the development stage                                           (5,000)
                                                                                   ---------------------

Stockholders' Equity                                                                              30,000
                                                                                   ---------------------

             Total Liabilities and Stockholders' Equity                            $             409,492
                                                                                   =====================



The accompanying notes are an integral part of these financial statements

                      Prime Resource, Inc. and Subsidiaries
                         (A Developmental Stage Company)
                Consolidated Statements of Operations (Unaudited)

                                               For the Six Months                For the Three Months             Inception
                                                 Ended June 30,                      Ended June 30,             May 1, 2006 to
                                            2006              2005               2006             2005          June 30, 2006
                                        -------------     -------------     ------------      ------------     --------------
                                         (Restated -                         (Restated -
                                           Note 6)                             Note 6)

REVENUES                                $           -     $           -     $          -      $          -     $            -
                                        -------------     -------------     ------------      ------------     --------------

EXPENSES
     General and administrative                45,978            22,500           26,716             6,493              5,000
                                        -------------     -------------     ------------      ------------     --------------

NET LOSS FROM
     CONTINUING OPERATIONS                    (45,978)          (22,500)         (26,716)           (6,493)            (5,000)
                                        -------------     -------------     ------------      ------------     --------------

DISCONTINUED OPERATIONS
     Revenues                               2,592,993         3,531,565          695,711         1,926,489                  -
     Expenses                              (2,437,895)       (3,435,009)        (642,613)       (1,863,098)                 -
     Gains and losses, net                    115,371            (4,100)         116,383            (2,016)                 -
     Income tax (expense) benefit            (101,373)          (24,288)         (63,913)          (19,966)                 -
                                        -------------     -------------     ------------      ------------     --------------

NET INCOME FROM DISCONTINUED
     OPERATIONS                               169,096            68,168          105,568            41,409                  -
                                        -------------     -------------     ------------      ------------     --------------

NET INCOME FROM CONTINUING
     AND DISCONTIUING OPERATIONS        $     123,118     $     45,668      $     78,852      $     34,916     $       (5,000)
                                        =============     =============     ============      ============     ==============

The accompanying notes are an integral part of these financial statements
                                        4

                      Prime Resource, Inc. and Subsidiaries
                         (A Developmental Stage Company)
          Consolidated Statements of Operations (Unaudited) (Continued)


                                                             For the Six Months        For the Three Months         Inception
                                                               Ended June 30,              Ended June 30,         May 1, 2006 to
                                                            2006           2005          2006         2005        June 30, 2006
                                                       --------------   -----------   -----------   ----------   ---------------


Basic and fully diluted net income (loss) per share:
     Continuing operations                             $        (0.02)  $     (0.01)  $     (0.01)  $       -    $             -

     Discontinued operations                           $         0.06   $      0.02   $      0.04   $     0.01   $             -
                                                       --------------   -----------   -----------   ----------   ---------------

Weighted average shares outstanding                         2,705,257     2,933,906     2,455,023    2,934,511         1,454,090
                                                       ==============   ===========   ===========   ==========   ===============

The accompanying notes are an integral part of these financial statements

                      Prime Resource, Inc. and Subsidiaries
                         (A Developmental Stage Company)
                Consolidated Statements of Cash Flows (Unaudited)

                                                                    For the Six Months                          Inception
                                                                      Ended June 30,                          May 1, 2006 to
                                                               2006                    2005                   June 30, 2006
                                                       --------------------     -------------------      ------------------------
                                                           (Restated -                                         (Restated -
Cash Flows From Operating Activities:                        Note 6)                                             Note 6)
   Net loss from continuing operations                 $            (45,978)    $           (22,500)     $                 (5,000)
      Adjustments to reconcile net loss to net cash
      used by operating activities:
   Changes in assets and liabilities:
            Increase in due from related party                      (15,760)                      -                       (15,760)
            Increase in accounts payable                              5,000                       -                         5,000
            Increase in due to related party                          2,224                       -                         2,224
                                                       --------------------     -------------------      ------------------------

   Net Cash Used In Operating Activities
            From Continuing Operations                              (54,514)                (22,500)                      (13,536)
                                                       --------------------     -------------------      ------------------------

Cash Flows From Investing Activities
            From Continuing Operations                                    -                       -                             -
                                                       --------------------     -------------------      ------------------------

Cash Flows From Financing Activities
            From Continuing Operations                                    -                       -                             -
                                                       --------------------     -------------------      ------------------------

Net Cash Used By Discontinued Operations                           (510,169)               (176,034)                            -
                                                       --------------------     -------------------      ------------------------

Net Decrease In Cash
            And Cash Equivalents                                   (564,683)               (198,534)                      (13,536)

Cash And Cash Equivalents At Beginning Of
Period                                                              586,147                 827,404                        35,000
                                                       --------------------     -------------------      ------------------------

Cash And Cash Equivalents At End Of Period             $             21,464     $           628,870      $                 21,464
                                                       ====================     ===================      ========================

Supplemental Cash Flow Information:

            Cash paid for interest                     $              1,100     $             1,913      $                      -
            Cash paid for taxes                        $                  -     $            24,000      $                      -
            Conversion of note receivable and
              accrued interest to common shares        $            372,268     $                 -      $                      -
            Dividend payable                           $            372,268     $                 -      $                      -
            Distribution of non-trading securities     $            116,285     $                 -      $                      -


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

Finally, the reorganization provided that all common shareholders of the Company (both principal and public) would receive, pro rata, an additional distribution of restricted common shares in a non-related entity upon conversion of an existing promissory note receivable to the promisor's common shares. At June 30, 2006, the Company had converted the promissory note to common shares and, accordingly, this investment has been recorded as an investment in non-trading securities, and totals $372,268. The distribution of these restricted shares has not occurred to date, and it is anticipated these shares will be distributed later in 2006, though no warranty or promise of this fact can be made. Accordingly, at June 30, 2006, the Company has recorded a dividend payable, reflecting its obligation to distribute the shares in the future. As the extinguishment of the current liability, or dividend payable, will occur in all likelihood by distributing the common shares within twelve months, the Company has classified the investment in non-trading securities as current for the six months ended June 30, 2006.

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

     3. The prior insurance services and consulting wer not generating significant revenues or income enhancing the value of the company's shares and management believed shareholder value might be more substantially increased by decreasing the number of outstanding shares held by management by 55%, distributing other publicly traded restricted stock now and in the future, as described above, and

                     Prime Resource, Inc. and Subsidiaries e
       Condensed Notes to Consolidated Financial Statements (Unaudited) e
                                 June 30, 2006 e

5. Exchange of Shares for Transfer of Net Assets (continued)

searching for a suitable merger or acquisition candidate to enhance the value of the company as a public entity. The reorganization has been accounted for pursuant to FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," as amended, and APB 29, "Accounting for Nonmonetary Transactions," as amended. Accordingly, the Company has recorded the results of operations prior to the reorganization as discontinued operations for the six months ended June 30, 2006. In addition, the transfer of nonmonetary assets pursuant to the reorganization was considered a nonreciprocal transfer and, accordingly, assets were measured at fair value at the time of transfer, resulting in a realized gain, totaling $116,285, which amount has been included in gains and losses, net, totaling $115,371 for the six months ended June 30, 2006.

4.   Restatement

     Subsequent to the issuance of its previous interim financial statements as of and for the period ended June 30, 2006, the Company reassessed the accounting treatment of the future distribution of unregistered common shares, totaling $372,268, to its principal and public shareholders of record at the time of the reorganization (Note 5). As the distribution of the common shares had not yet occurred at June 30, 2006, the Company has recorded a dividend payable, reflecting its obligation to distribute the common shares that had not been recorded in the original June 30, 2006 financial statements. As a result of the restatement, total current liabilities increased $372,268, and total stockholders' equity decreased by the same amount since the obligation to distribute the shares represents a dividend.

     In addition, the Company modified its total shares outstanding at June 30, 2006, to reflect actual amounts, resulting in a decrease of 9,533 shares outstanding, and an increase in treasury stock by the same amount. Weighted average computations were also affected, resulting in a decrease of 1,589 and 3,178 weighted average shares for the three and six month periods ended June 30, 2006, respectively. Also, additional non-cash activities and other supporting disclosures, as a result of the reorganization, have been disclosed.


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

As of the date of the meeting on April 27, 2006, there were 139,595 shares held by disinterested shares voting in favor ; none voted in opposition and 250 shares abstained; with one shareholder not voting and wishing to exercise dissenting shareholder rights for 9,533 shares. After the public non-affiliated vote was taken, the affiliated shareholders (Mr. Terry Deru, Mr. Scott Deru and Mr. Andrew Limpert) then voted in favor of the reorganization ensuring an absolute majority of 2,840,995 shares or 96.1%.

As a result of the reorganization, Lightspacethere remains approximately $30,000 in net assets in Prime at June 30, 2006. The cash was retained for purposes of paying for ongoing reporting, accounting and legal costs, as well as funds necessary for reviewing and completing due diligence on various merger or acquisition proposals as are anticipated by the company.

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

For historical and comparative purposes, the company repeats its prior 10-QSB income statement that the company had for the first quarter of 2006 and with comparable disclosure for the six months ending June 30, 2006 and 2005, respectively, to illustrate the change of financial condition after divestment of its income producing assets on April 27, 2006:

Totals:                           1st Quarter 2006   1st Six Mo. 2006  1st Six Mo. 2005

Gross revenues                    $   1,897,282      $  2,592,993         $   3,531,565
Gains, losses and expenses        $   1,815,556      $  2,373,502         $   3,461,609
Net income before income taxes    $      81,726      $    219,491         $      69,956
Income taxes                      $     (37,460)     $     36,220         $      24,288
Net Income                        $      44,266      $    183,271         $      45,668

As of the end of the current quarter, June 30, 2006, the Prime balance sheet indicates a minimum net worth of $30,000 due to the divestment. As of this period, Prime had current liabilities of $379,492, accrued since the divestment, with no accumulated corporate debt.

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

Liquidity and Sources of Capital

The liquidity of the company is extremely limited at the present time, as it only has a $21,000 reserve fund to pay for ongoing reporting and minimal operating expenses as previously described. There is no exact projection of how long the company can remain viable without having to seek additional borrowing or interim financing to maintain itself as an inactive public company. Further, at the present time, there are no alternative sources of capital or revenue for the company during this interim period.

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

Significant Events

As noted in the Company's annual report filed for the period ending December 31, 2005, Prime adopted in the fourth quarter of 2005 a proposed strategic plan, subject to approval by the disinterested public shareholders, to distribute out all of its existing business assets, liabilities and operations, as presently described, to its principal shareholders to be operated by them in a separate private business in return and exchange, the principal shareholders agreed to reduce their Prime shares by cancellation and returning these shares to the Company as Treasury Shares. This return, as approved, reduced their holding by 55% or approximately 1,491,867 total shares. The principal shareholders Mr. Terry Deru, Mr. Scott Deru and Mr. Andrew Limpert continue to hold approximately 83 % of the issued shares or 1,209,533 shares of the total issued and outstanding 1,454,090 shares as of June 30, 2006.

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

Finally, the plan provided that all common shareholders of the Company (both principal and public) would receive, pro rata, a subsequent distribution of the Lightspace shares when and if received from the conversion of the Lightspace convertible equity units presently held by the Company. It is anticipated these shares will be registered in 2006, though no warranty or promise of this fact can be made. In the event there is not an effective registration for these shares Prime will hold the shares until there is an exemption for distribution under rule 144k after a 2 year holding period.

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

          4. The meeting also authorized the distribution of future Lightspace shares and warrants which are being held by the Company and will be distributed accordingly. It is anticipated there will be approximately 465,000 Lightspace shares distributed to approximately 109 shareholders, which includes the three principal shareholders.

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

Date:    November 16, 2006            By: /s/ Terry M. Deru
                                      Mr. Terry M. Deru
                                      President, Director


Date:    November 16, 2006             By: /s/ Andrew W. Limpert
                                      Mr. Andrew W. Limpert
                                      Director, Treasurer/CFO