Form 10KSB
period 2006-12-31
PRIME RESOURCE INC
filed 2007-03-23
CIK 1173281

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
MARK ONE

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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
(STATE OF INCORPORATION)               ZIP CODE

                        1245 E. Brickyard Road, Suite 590
                              Salt Lake City, Utah
                     ADDRESS OF PRINCIPAL EXECUTIVE OFFICES

                 (801) 433-2000                                04-3648721
--------------------------------------------------       ---------------------
Registrant's telephone number, including area code         I.R.S. Employer
                                                         Identification Number

      Securities registered pursuant to Section 12(b) or 12(g) of the Act:
                                    0 Shares

                                               Name of each exchange on
         Title of each class                       which registered
        Common - No Par Value                            None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X YES NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X] As of March 1, 2007, the aggregate market value of the common voting stock held by non-affiliates of the Registrant, would be approximately $366,835. The company has a very limited trading market on the OTCBB.

State issuer's revenues for continuing operations and discontinued operations for its most recent fiscal year: $0 and $2,641,240.

As of March 1, 2007, the Registrant had outstanding 1,454,090 shares of common stock (No par value); 50,000,000 common shares authorized.

TABLE OF CONTENTS
PART I
                                                                       Page

ITEM 1   DESCRIPTION OF BUSINESS..........................................3

ITEM 2   DESCRIPTION OF PROPERTY.........................................12

ITEM 3   LEGAL PROCEEDINGS...............................................12

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............13

PART II

ITEM 5   MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS............................13

ITEM 6   PLAN OF OPERATION ..............................................13

ITEM 7   FINANCIAL STATEMENTS............................................16

ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURES................33

ITEM 8A  CONTROLS & PROCEDURES...........................................33

ITEM 8B  OTHER INFORMATION...............................................34

PART III

ITEM 9   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT..................35


ITEM 10  EXECUTIVE COMPENSATION..........................................37

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT.........................................38

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................39


ITEM 13  PRINCIPAL ACCOUNTANT FEES & SERVICES............................40

ITEM 14  EXHIBITS....................................................... 41

                  SIGNATURES.............................................42

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

General And Historical

          Prime Resource, Inc. ("Prime"), as a corporate entity, was incorporated in Utah on March 29, 2002; however, essentially the same business purposes were engaged in by its predecessor entity, Prime Resource, LLC, a Utah limited liability company, as organized in 1996, but which was not active until the 1998 acquisition of its present subsidiaries: Belsen Getty, LLC ("Belsen Getty") and Fringe Benefit Analysts, LLC ("Fringe Benefit"). Mr. Scott Deru acted as the manager for Prime LLC. From 1990 to 1998, Belsen Getty and Fringe Benefit collaborated as independent corporations. In 1998 Prime LLC became the parent and coordinating entity and the two operating companies changed their business forms from corporations to limited liability companies and became wholly owned subsidiaries of Prime, LLC. Prime Retirement Services, LLC ("Prime Ret.") was formed on July 3, 2003 after the initial public offering by Prime, which offering became effective on June 16, 2003. Prime Retirement was formed with expectation to provide daily valuation services to qualified retirement plans and related software but was closed during 2005 due to inactivity.

         As part of the 1998 reorganization of Prime, LLC, Mr. Scott Deru and Mr. Terry Deru each contributed their 50% ownership interest in Fringe Benefit to Prime. Mr. Terry Deru and Mr. William Campbell each contributed their 50% ownership interest in Belsen Getty to Prime and Mr. Don Deru, the father of Scott and Terry Deru, contributed limited capital. The resulting ownership percentages in Prime, LLC. were Scott and Terry Deru at 36 1/2% each; Mr. William Campbell at 23% and Mr. Don Deru 4%. Prime, LLC was dissolved in April, 2002 after transferring all assets to Prime, Inc. in anticipation of a public offering of its shares.

         Fringe Benefit was incorporated and licensed in November, 1984 in Utah as a general insurance agency. The company initially was formed and operated as a Utah corporation with Mr. Scott Deru as its president. It was jointly owned by Scott Deru and Terry Deru from inception. It was converted to a Limited

Liability Corporation in 1988. Fringe Benefit concentrated upon developing employee benefits and writing insurance for business related purposes, such as key man life policies, group health plans and related insurance. Mr. Scott Deru and Mr. Terry Deru remained joint owners from 1984 to 1998 when their ownership interests were acquired by Prime, LLC.

         From 1998 forward, Fringe Benefit started collaborating closely with Belsen Getty LLC, which was also formed in 1998 to primarily engage in investment advisory services, business consulting and financial planning. Belsen Getty was initially formed in 1990 as a corporation and was changed to a limited liability company in 1998. Belsen Getty, which was and is engaged as an investment advisor to individuals and firms and pension and related plans, frequently referred clients to Fringe Benefit when insurance funding was required. In like manner, Fringe Benefit would frequently refer insurance clients needing business planning and investment advisory services to Belsen Getty. However, neither firm operates on an exclusive basis as to these referrals.

         Belsen Getty, Inc. was incorporated on November 9, 1990 by Mr. William Campbell and Mr. Terry Deru as a Utah successor to a Nevada corporation. Mr. Terry Deru joined the firm in the summer of 1985 and purchased a 50% interest in Belsen Getty, Inc. from Mr. Campbell. All interest in Belsen Getty, Inc. was transferred to Belsen Getty LLC in 1998 which was then exclusively owned by Prime LLC. Mr. Terry Deru received a 36 1/2% interest in Prime and Mr. Campbell a 23% interest in Prime.

         The foregoing 1998 reorganization was effected in order to take advantage of some economies of scale and to work more cohesively in cross-selling to the respective client bases of Belsen Getty, Inc. and Fringe Benefit. Prime Resource, LLC (an LLC organized on June 27, 1996, but having no operating business activity at that time) was used as a holding company for the newly formed Belsen Getty, LLC and Fringe Benefit, LLC. These subsidiary entities were formed on October 2, 1998 and became the successor firms for Belsen Getty, Inc. and Fringe Benefit, respectively, each being wholly owned by Prime Resource, LLC.

         Mr. William Campbell became associated with Prime Resource LLC in 1998. He exchanged a minimal cash contribution and his fifty per cent interest in Belsen Getty for a 23% interest in Prime LLC.

         In January, 2002 Prime LLC purchased all of Mr. Campbell's interest in Prime for $100,000. The prior Campbell interest was assigned to Andrew Limpert on January 10, 2002 in consideration for the acknowledgment of Limpert's advisory and organizational services which were valued at $113,000. The twenty-six percent (26%) membership share of the Company issued to Mr. Limpert was accounted for as compensation expense and is included in "compensation and benefits" in the statement of operations for the quarter ended March 31, 2002. The value of the share of the Company issued to Mr. Limpert was based on what the Company was required to pay a former member, Mr. William Campbell, for his 23% share of the Company, in connection with the Company's termination and buy-out of Mr. Campbell effective January 1, 2002. Mr. Don Deru, the father of

Scott and Terry Deru, held a 4% interest in Prime LLC since inception and exchanged his interest in Prime LLC for a 1.8% interest in Prime, Inc.

         In March, 2002, Prime LLC reincorporated in Utah in anticipation of its initial public offering and issued in April, 2002 issued 750,000 shares of its common stock, (26% of the issued and outstanding) to Mr. Limpert for his prior and continuing consulting services for and to Prime. As of March 2002 the other stockholders were Mr. Terry Deru, 1,000,000 shares; Mr. Scott Deru, 1,000,000 shares; and Mr. Don Deru, 50,000 shares. Fringe Benefit and Belsen Getty continued under their existing LLC structure as wholly owned subsidiaries of Prime, Inc. with Mr. Terry Deru continuing as the manager of Belsen Getty and Mr. Scott Deru for Fringe Benefit.

         As limited liability companies, the historical revenues of Belsen Getty, LLC and Fringe Benefit, LLC have flowed through to its member and sole owner, Prime Resource, LLC. Within Prime the revenues, after payment of all operating costs and wages and allowance for working capital reserves, were allocated between Mr. Scott Deru, Mr. Terry Deru and Mr. William Campbell, in accordance with their limited liability ownership percentage, through December 31, 2001.

          After Prime Resource, Inc's incorporation in 2002, management determined that the form of compensation and revenue transfer described in the prior paragraph would no longer be feasible. Going forward, the corporation would need to report its income, if any, after salaries, overhead and other expenses as retained earnings. The corporation then began to pay management a fixed salary as reported below (see Section 10, " Executive Compensation", page
39).

          Mr. Terry Deru, in addition to acting for Prime as its President and Chief Executive Officer, also acted as the Manager and principal operator of Belsen Getty until the divestment in 2006 discussed below (see ,"Divestment of Assets and Business", page 6 ). Mr. Scott Deru also devoted substantial time to the business affairs of Fringe Benefit and such other time as necessary as a corporate officer of Prime through the divestment. Mr. Terry Deru also assumed most of the day-to-day management responsibilities for Prime until divestment. Mr. Limpert has continued to coordinate most governmental filings and reporting duties for Prime, as well as continuing with Belsen Getty as a consultant.

         Over the past four years through April, 2006 when operations terminated and all assets were divested, Belsen Getty has contributed approximately 9% of the present revenues to Prime and Fringe Benefit contributed the remaining 91% of revenue to Prime. As noted above, Prime, LLC was dissolved in April, 2002 upon the transfer of assets to Prime, Inc. Prime, Inc., like its predecessor, Prime LLC, is not anticipated to generate any independent sources of revenue or income. All salaries and benefits in Belsen Getty and Fringe Benefit were paid directly by Prime until divestment in 2006.

Initial Public Offering (IPO):

         Prime completed its initial, and only public offering to date, in July, 2003 pursuant to a registration statement on Form SB-2 filed with the securities and exchange commission in which Prime raised $750,000 in gross proceeds and

$709,664 in net proceeds. Prime had expended all such proceeds as of September, 2005. A more detailed description of how Prime used the offering proceeds is described in prior disclosures of Management's Plan of Operations made pursuant to SEC Rule 463.

Divestment of Assets and Business:

         In April of 2006, the Prime board of directors proposed to the shareholders a plan to exchange all of the assets, liabilities and business operations of Prime to certain private entities wholly owned by the three principal shareholders (Mr. Terry Deru, Mr. Scott Deru and Mr. Andrew Limpert) in exchange for an approximate 55% reduction of the principals' position in Prime shares and the spin-off of Bioaccelerate shares primarily to public shareholders. The Bioaccelerate shares were a holding of Prime received for consulting services rendered by Mr. Limpert.

         The board of directors determined that the ongoing insurance writing and related business and retirement consulting services of Prime, through its subsidiaries was not creating any shareholder value and Prime's shares were not actively traded. Income to Prime had also stabilized at a relatively modest level without significant growth potential. As a result, management felt that a divestment of Prime's operating assets and liabilities to the principal shareholders could enhance the potential merger and acquisition alternatives for Prime.

         Because of substantial ownership of the shares of Prime by the principal shareholders, the board conducted a special election process to submit the divestment proposal first only to public shareholders. If a majority of disinterested public shareholders voted to approve the divestment plan, then the principal shareholders would vote with that majority which would create an absolute majority which is required to approve the divestment under Utah law.

         As of April 28, 2006, the divestment was approved by a majority vote of the public shareholders and then ratified by the principals resulting in an overall majority of 96.1% of the total issued and outstanding shares voting in favor with 9,533 votes dissenting, 0 votes abstaining, and 0 votes opposed. In the ratification and proxy process, all shareholders received notice of applicable dissenters' rights whereby they were given the opportunity opportunity to receive a cash payment from Prime in lieu of remaining a shareholder and one shareholder availed himself of these dissenting shareholders rights and had the company acquire his shares at the price of $23,832 for the 9,533 dissenting shares.

         The following numbered paragraphs summarize the key consequences of the divestment to the company and its shareholders;

         1. The divestment of substantially all of the company's operating assets, liabilities to the principal shareholders (for them to continue on the business as a private company) for a reduction by the principals of 1,491,867 shares, thereby reducing their percentage ownership of issued and outstanding Prime shares from 94% to 83%.

         2. Distribution of the Bioaccelerate shares, primarily to the public shareholders, with a resulting allocation of 54.7% to the public shareholders and 45.3% to the principal shareholders.

         3. There was approximately $35,000 left in the company in cash or cash equivalent to pay for ongoing expenses as a inactive public company, including such matters as filing, accounting and legal fees necessary to maintain the company's trading on the Electronic Bulletin Board and continue it as a reporting company under the Securities and Exchange Act of 1934.

         4. Mr. Andrew Limpert was further charged with the primary responsibility of continuing to look for and obtain possible merger and acquisition candidates and proposals for the company. The results of these activities are more fully set-out in the "Subsequent Event Section" of this 10-KSB report page 10.

         A more detailed description of the actual transaction as voted upon by shareholders in April, 2006 was provided as part of the Proxy Statement solicited from shareholders and a copy of which may be obtained from Prime by any interested party without further charge or cost upon request.

         After April, 30, 2006, the company continued on without any further business activities other than evaluating and negotiating possible merger or similar transactions. Through the end of calendar year 2006, wages were paid to employees of the various prior subsidiaries using the Prime tax ID number and payroll system, but those monies were directly derived and contributed by the operating subsidiaries as then privately held. Prime engaged in no other business activities and continues on solely as an inactive public corporation seeking various merger and acquisition possibilities as subsequently reported. Mr. Andrew Limpert was initially to be paid a fee for his continuing maintenance services and for seeking and evaluating acquisition or merger candidates, but the company and Mr. Limpert subsequently agreed that the fee would be waived.

         Of the initial $35,000 allocated for maintenance cost as of the date of December 31, 2006 approximately $15,000 remained.

         As a result of the foregoing all sector reports, management's discussion and analysis of financial affairs of the company apply only to the period ending April 30, 2006 after which no significant economic activities have occurred in the company.

Continuation of Company as Inactive Public Entity:

         Prime, as reported under the following section on Significant Subsequent Events, anticipates the closing of a pending merger no later than March 31, 2007 which would create within the reorganized company an active business purpose.

         If Prime is not able to close the pending merger, it will attempt to continue on for so long as possible as an inactive public company seeking various merger, acquisition or other reorganization possibilities. Prime can give no future assurance that it would be successful in such efforts or that its limited retained maintenance funds (approximately $15,000 as of December 31, 2006) will be adequate to continue the company past the first quarter of 2007 as an inactive public company, nor will there be any assurance of any additional funding being available to the company.

Current Ownership of Shares by Affiliates:

         The principal owners of Prime (10% or greater shareholders) as of December 31, 2006 were:

                              Number of Shares              Number of Shares          Percent of Current
Name of Shareholder      Prior to April 30, 2006 (1)     After April 30, 2006            Outstanding
----------------------   ---------------------------     --------------------         ------------------
1.  Mr. Terry Deru                     984,000                 440,632                       30%
2.  Mr. Scott Deru                     999,500                 447,406                       31%
3.  Mr. Andrew Limpert                 717,900                 321,495                       22%
4.  All Directors                    2,701,400                1,209,533                      83%

(1) There are no outstanding shareholder options, warrants or other stock rights as of the date of this Report. Share listed for individuals may include spouse and grantor trusts.

Description Prior Products and Markets

         AS INDICATED PREVIOUSLY, ALL DESCRIPTION OF PRIME PRODUCTS AND MARKETS ARE MADE ONLY FOR THE FIRST FOUR MONTHS OF CALENDAR YEAR 2006, WHEN ALL ASSETS, LIABILITIES AND BUSINESS ACTIVITIES WERE TRANSFERRED TO ENTITIES OWNED BY THE PRINCIPAL SHAREHOLDERS. PRIME'S FINANCIAL STATEMENTS, DISCUSSED BELOW, ARE ALSO PREMISED UPON THE FACT THAT IT HAD NO REVENUE OR INCOME AFTER APRIL, 2006 AND ONLY LIMITED ACCRUING EXPENSES AND LIABILITIES AFTER THAT DATE.

I.       Prime Resource, Inc.

         As the parent management entity for its subsidiaries, Prime does not have any significant independent income and derived its income from its subsidiary operations as defined and described previously and below. Prime did not independently market any service or product, but acted solely and exclusively through its prior operating subsidiaries as more specifically described under the following paragraphs. Prime was generally responsible for the payment from subsidiary income of all general operating expenses of the consolidated companies; such as payroll.

II.      Belsen Getty, LLC

         Belsen Getty is a Utah financial advisory company offering investment advice, financial planning as well as pension and retirement planning and general business consulting. Belsen Getty acts both for individuals and firms who may participate to the extent they deem appropriate in any of these financial products and services.

         For the calendar year 2006 , Belsen Getty estimates that approximately $264,124 or 10% of Prime's revenues were derived from Belsen Getty activities. Approximately 16% of the business services performed by Belsen Getty were a direct result of referrals by the other Prime subsidiary, Fringe Benefit Analysts.

III.     Fringe Benefit Analysts, LLC

         Fringe Benefit Analysts became the primary insurance arm for the Prime companies and the principal revenue producer. It has a synergistic relationship with Belsen Getty in that it provides insurance coverage to various pension and retirement plans developed by Belsen Getty.

         Fringe Benefit estimates that for calendar year 2006 contribution to the revenues of Prime were approximately $ 2,377,116 or 90%. Approximately 10% of the services performed by Fringe Benefit Analysts were a direct result of referrals by Belsen Getty.

Absence of Traditional Discussion of Financial Affairs and Status:

         Because Prime has divested all assets and active business purposes as of the April 30, 2006 date, management does not believe it would be appropriate to continue with a traditional analysis of forward looking financial condition and analysis of financial statements as normally contained on form 10-KSB report. Such matters are typically forward looking discussions of specific business plans or projections, capitalization needs and prospects, future competitive factors, number of persons employed, environmental compliance and related subjects and topics, including equity and financing plans. Prime will discuss such matters below only in their historical context, and primarily in the light of the April, 2006 divestment and anticipated significant subsequent events.

         There is included in this section a discussion captioned as SIGNIFICANT SUBSEQUENT EVENTS, in which management attempts to explain significant subsequent events to the December 31, 2006 date of this report which will bear upon the potential future of the company as a to be re-organized and merged entity.

LightSpace Convertible Note

         As part of the company's ongoing efforts to attempt to find a suitable merger and/or reorganization candidate, Prime loaned various amounts of money in 2005 to a development stage technology company known as LightSpace Corporation in anticipation of a reorganization with LightSpace which was subsequently terminated. LightSpace is generally involved in the business of creating unique proprietary computer controlled patented light panels which are used for advertising and promotion purposes and are linked to generate visual and sound advertising, directions or information. The company contemplated and was substantially involved in negotiations with LightSpace for a reverse acquisition, but which negotiations with LightSpace were subsequently terminated when LightSpace elected to pursue independently its own registration of its stock rather than complete a reverse acquisition with Prime.

         Leading up to the termination of the LightSpace acquisition discussions, Prime had advanced to LightSpace the sum of $350,000 by various notes. Prime has, as of April 28, 2006, converted these notes to equity units which Prime intends to distribute ratably to all shareholders of record as of April 28,2006, without cost to its shareholders and as part of the Merger.

Material Subsequent Events

         Prime reports, as material subsequent information to this annual report, that it has entered into and signed a definitive Merger Agreement through a wholly owned and created acquisition subsidiary known as Prime Acquisition, Inc. with Broadband Maritime Inc., a privately held technology company engaged in providing ship-to-shore internet services (hereafter BBM). BBM will be the surviving entity to the Merger and will be a wholly owned operating subsidiary of Prime upon the closing of the Merger. A supplemental 8-K will be filed after the Merger closing setting out, among other things, pro forma consolidated financials for the merged company and its parent.

         The detailed terms of such Merger are more fully described in the Company's report on Form 8-K filed by Prime on January 18, 2007, to which was attached a complete copy of the definitive Merger Agreement, together with the exhibits and schedules to the agreement. The Merger Agreement was amended as of January 13, 2007 primarily to extend the closing date, in the description of the post closing capitalization, and make other minor changes.

         Further, Prime has mailed to each of its shareholders an Information Statement further describing the specific terms of the Merger, the business and management of BBM, the majority shareholder consent voted in favor of such merger, together with an explanation of dissenting shareholder rights and other information about the Company and the effect of the Merger. A copy of the definitive Merger Agreement and accompanying 8-K may also be found online at the Securities and Exchange Commission (SEC) website under the company name or number (0001173281) at www.sec.gov. Alternatively a copy of the 8-K filing and Merger Agreement may be obtained at the company website, without cost or charge to any shareholder or interested parties. The company website is located at www.belsengetty.com. Any shareholder, or other interested party, may also obtain a copy of the Information Statement by requesting the same from Prime at that address shown on the cover of this report without charge.

         Following is a brief summary description of certain essential terms of the Merger, but which does not purport or intend to be a complete or exhaustive listing of all detailed terms or provisions:

         o The principal transaction being reported involves the merger acquisition by Prime, through its wholly owned subsidiary, of a private corporation Broadband Maritime, Inc. which will become the sole operating entity for, and wholly owned subsidiary of, Prime (the "Merger").

         o Prime, has created an acquisition subsidiary known as Prime Acquisition, Inc. to merge with BBM.

         o This type of transaction is often called a "reverse merger" as Prime will survive as the ongoing public entity, but it will change its name to Broadband Holdings, Inc. and its business purpose will be to own BBM. The Board of Directors of both Prime and BBM following the merger will consist of three members of the BBM board prior to the Merger and one member of the Prime board prior to the Merger. The officers and management team of both Prime and BBM following the Merger will be identical to the officers and management team of BBM prior to the Merger. Further, the prior BBM shareholders will become the predominate majority shareholders of the surviving parent entity, BBM Holdings, Inc. f/k/a Prime Resource, Inc. Management compensation and related matters will be more fully set-out in the Information Statement to shareholders.

         o BBM is a privately held Delaware corporation with its principal place of business in New York, New York. BBM is a development stage telecommunications engineering and service company offering turn key, always-on Internet access to commercial shipping fleets.

         o As a result of the Merger, each present shareholder in Prime will incur a substantial reduction in the percentage of his or her ownership interest in Prime.

         o It is anticipated that after closing of the Merger, the domicile of the parent company, BBM Holdings, Inc. f/k/a Prime Resource, Inc., will be changed to be Delaware. It is also possible that following the Merger the Parent and operating subsidiary will be merged into a single public Delaware corporation.

         o As a condition of Merger, each shareholder of Prime as of the April 29, 2006 record date of Prime will receive one series "A" preferred share for each Prime common share held (total 1,454,090 share) exchangeable for a pro rata share (according to each shareholder's pre-Merger percentage ownership of Prime) of the units or other securities of the LightSpace presently held by Prime.

         o The Company will continue to have authorized 50,000,000 no par common shares with the number of shares outstanding after the Merger being as subsequently set-out herein; and with a new class of 10,000,000 no par preferred shares being authorized, 1,454,090 to be issued as of closing as series "A" preferred shares.

         o As a condition to closing, BBM will complete a private placement of its shares raising gross proceeds of not less than $4.5 million.

         o The closing of the Merger is presently set for not later than March 31, 2007, but is subject to final due diligence and compliance, all of which conditions are anticipated to be satisfied.

Specific Business Plan and Projections

         Because of the merger agreement, as generally outlined above, and due to divestment of all assets and business by Prime in April, 2006, Prime does not have any present business purpose or objective other than the projected operations through its intended wholly owned subsidiary, BBM, subsequent to the closing of such merger. A general description of the BBM business, management, financing and other appurtenant matters including financial statements is contained in and will be supplied to shareholders through the Information Statement and the subsequent 8-K filing setting out pro forma Financial Statements for the combined entities and other information. At present, the existing entity, Prime, must be considered only as an inactive public shell without assets, substantial liabilities or any revenue source and all business present planning and projections will be depended upon the close of the merger with BBM.

Competitive Factors

         Based upon the foregoing disclosures, Prime does not have any basis to accurately project what competitive factors may exist in the event of the closing of the merger; and, again, references is made to the financial statements and discussions contained in the referenced Information Statement and an 8-K filing to be made after closing as described above for further treatment of this subject.

Number of Persons Employed

         At present, Prime has no employees. However, Mr. Andrew Limpert has agreed to act without compensation on an as needed basis to continue to manage the company to ensure its continuation as a inactive public entity and to be the principal officer in charge of organizing and coordinating the proposed merger activities.

Environmental Compliance

         As previously indicated in prior filings for the Company, Prime does not operate in areas of business or commerce requiring substantial environmental compliance, or creating potential liabilities. The Company, as a result, is not aware of any environmental claims or liabilities and does not believe that the future business, if the merger is completed, will have substantial environmental issues.

Governmental Compliance

         Prime will continue on as an inactive public company; or, if the merger is closed, as the public parent company for an active telecommunication subsidiary company. In all events, Prime will continue to be subject to various SEC and state securities rules and regulations. Its NASD listing will also be subject to various rules and regulations by the NASD. If the merger is completed, it is understood that the BBM operations will be subject to various rules and regulations by the Federal Communications Commission. The foregoing is not meant to be exclusive and the company will continue to be subject to various generic governmental regulations, such as tax filing and reporting requirements, OSHA compliance etc.

                         Item 2. DESCRIPTION OF PROPERTY

         As of December 31, 2006, Prime has no net tangible or intangible property other than approximately $15,000 in cash earmarked for maintenance of its corporate status and public company filings.

         Post merger, Prime would have additional assets, primarily of an intangible nature, which will be more fully set out in subsequent financial statement filings on Form 8-K by the merged companies pursuant to and in the event of the completion of the merger.

                            Item 3. LEGAL PROCEEDINGS

         Prime does not have any legal actions or claims in which the company is presently engaged.

           Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The last shareholder meeting of Prime was in April, 2006 when the majority of both public shareholders and principal shareholders approved the disposition and divestment of all assets, liabilities and business of Prime to various private entitles owned and controlled by its principal shareholders for reduction of their shares and distribution of LightSpace as previously described.

         Prime anticipates the next meeting of shareholders may occur at sometime in 2007 in the event of the completion of the merger with BBM which is being approved by majority shareholder consent in lieu of a meeting. Shareholders have received notice of the terms of the merger through an Information Statement, including dissenting shareholder rights. There can be no assurance or warranty that Prime will hold an annual meeting in 2007 or when the next annual meeting may be scheduled.

                                     Part II

                  Item 5. MARKET FOR COMMON EQUITY AND RELATED
                               STOCKHOLDER MATTERS

         After substantial delay by the NASD, Prime commenced trading on the over the counter Electronic Bulletin Board (OTCBB) on May 28, 2004. Its trading symbol is PRRO. Following is a table of the trading ranges for its shares in calendar year 2006 and 2005:

               High          Low                         High          Low
---------- -------------- -----------    ------------ ------------ -------------
Q1 2006             1.50        1.15     Q1 2005            $6.15         $4.00
---------- -------------- -----------    ------------ ------------ -------------
Q2                 $2.00        1.25     Q2                 $6.00         $2.50
---------- -------------- -----------    ------------ ------------ -------------
Q3                 $1.25        1.25     Q3                 $5.25         $1.10
---------- -------------- -----------    ------------ ------------ -------------
Q4                 $1.30        1.25     Q4                 $5.25         $1.50
---------- -------------- -----------    ------------ ------------ -------------

        Item 6. MANAGEMENTS DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Liquidity and Continued Operations

         At present, Prime has material operating assets, and or liabilities or business operations. Until or unless the Merger, generally described above, is completed, Prime will not have any continuing business operations to report. In the event of the closing of the Merger, which is anticipated for no later than March, 31 2007, subsequent public information will be made through a supplemental 8-K or other appropriate filings describing the pro forma financials, management description of the merged companies which would state any revenues, operating costs, profits, losses or other related matters. It is the general understanding of Prime that the BBM entity to be merged presently has limited revenues, with net operating losses of approximately $ 4,738,484 for 2006 as of its fiscal year ending September 30th, and assets which are primarily intangible intellectual property rights. BBM is required, however, to complete a private placement offering of not less than $4.5 million in gross proceeds as a condition to closing the Merger.

         It is reasonably anticipated since Prime has minimal assets, and no revenues or post closing liabilities that the consolidated pro forma financials for the post merger Prime and BBM will substantially mirror the pre-merger financials of BBM which are attached to the aforementioned Disclosure Statement to shareholders. Actual combined pro forma financials for the merged companies will be included in the supplemental 8-K filings if the Merger is closed.

Capital Resources

         Prime has limited capital resources and if the Merger is not completed it can make no assurance or warranty that it will be able to obtain additional capital to continue its existence even as an inactive public company. Prime does not feel that is has sufficient present information to describe fully the capitalization of the company in the event the Merger is closed. Any such information will be publicly filed of record as part of supplemental 8-K filings and other 34' Act filings as provided by the company pursuant to the Merger.

Results of Operations

         Revenues for 2006 were entirely in discontinued operations and totaled $2,641,240 a decrease of $4,513,926 from calendar year 2005. Net income for 2006 totaled $63,737 compared to $75,862 in 2005. THE DECREASE IN REVENUES AND NET INCOME WAS DUE PRIMARILY TO THE DIVESTURE OF ITS OPERATING ASSETS IN APRIL, 2006. The individual sector revenue and profit breakdowns for these subsidiaries are set-out as follows:

                                      Prime
                                 Sector Revenues
                 For Periods Ending December 31, 2005 & 2006 (1)

              CALENDAR YEAR                   GROSS REVENUES       NET PROFITS OR       % OF PRIME TOTAL REVENUES
                  2006                                               (LOSSES) (2)
------------------------------------------ --------------------- -------------------- ------------------------------
Fringe Benefit Analysts                         $2,377,109            $238,445                   90.00%
------------------------------------------ --------------------- -------------------- ------------------------------
Belsen Getty                                     $264,131             $(34,064)                  10.00%
------------------------------------------ --------------------- -------------------- ------------------------------
Prime Resource                                      $0                $(85,003)                    0%
------------------------------------------ --------------------- -------------------- ------------------------------

              CALENDAR YEAR                   GROSS REVENUES       NET PROFITS OR       % OF PRIME TOTAL REVENUES
                  2005                                                 LOSSES
------------------------------------------ --------------------- -------------------- ------------------------------
Fringe Benefit Analysts                         $6,441,499            $479,660                     90%
------------------------------------------ --------------------- -------------------- ------------------------------
Belsen Getty                                     $668,602            ($121,507)                    9%
------------------------------------------ --------------------- -------------------- ------------------------------
Prime Resource                                   $45,065             ($230,151)                    1%
------------------------------------------ --------------------- -------------------- ------------------------------


         (1) Revenues and most costs accruing as liabilities for Prime effectively ended April 30, 2006 as a result of the divestment.

         (2) Expenses in 2006 for Prime primarily involved executive salaries, commissions and operation of the business offices, including general salaries and overhead.


                       Expenses December 31st, 2005 - 2006

                                            2006
Description of Expense                 (4 Mos. Basis)          2005
-------------------------------------- ------------------ ----------------
Officers' salaries and compensation              409,643        1,461,570
-------------------------------------- ------------------ ----------------
Commissions                                    1,787,307        4,799,377
-------------------------------------- ------------------ ----------------
General Operating Expenses                       233,066          562,567
-------------------------------------- ------------------ ----------------
Occupancy                                         28,829          133,177
-------------------------------------- ------------------ ----------------
Interest                                           1,100            4,007
-------------------------------------- ------------------ ----------------
Depreciation                                      18,711           61,495
-------------------------------------- ------------------ ----------------
TOTALS                                 $       2,478,656  $     7,022,193
                                       =================  ===============

Recent Accounting Pronouncements

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

Quantitative and Qualitative Disclosures about Market Risk

         Historically Prime has not engaged in any foreign markets or transactions and it was not believed to have risk factors other than general business risks, particularly including its ability to create a growing revenue base. Assuming the close of the merger described above, Prime may have future quantitative risks arising out of foreign transactions or other particular market risks of its anticipated new business.

                          Item 7. FINANCIAL STATEMENTS

         Following are the Financial Statements prepared by Prime and audited by its independent auditors and passed upon by management of the company. These financial statements constitute the formal presentation of financial information by the company, such that all other financial information contained in this 10-KSB report should be read and reviewed in light of the following Financial Statements and notes thereto. Should there exist any conflict between information appearing elsewhere in this Report and the following Financial Statements, the Financial Statements should be given primary definition and control. The notes attached to the Financial Statements constitute an integral part of the financial disclosure and should be read and reviewed in connection with the Financial Statements.

             Report of Independent Registered Public Accounting Firm



To the Board of Directors,
Prime Resource, Inc., and Subsidiaries:


We have audited the accompanying consolidated balance sheet of Prime Resource, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prime Resource, Inc. and Subsidiaries as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.



/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Kaysville, Utah

March 21, 2007

                              Prime Resource, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                December 31, 2006


                                                                   December 31,             December 31,
                                      ASSETS                           2006                     2005
                                                              --------------------     --------------------
Current assets:
  Cash and cash equivalents                                    $            15,079      $           586,147
  Accounts receivable                                                            -                  462,331
  Interest receivable                                                            -                   37,844
  Income taxes receivable                                                        -                   19,158
  Trading securities                                                             -                    2,497
Total current assets                                                        15,079                1,107,977
                                                              --------------------     --------------------

Leasehold improvments and equipment, net
                                                                                 -                  144,278
                                                              --------------------     --------------------

  Notes receivable                                                               -                  390,000
  Investments in non-trading securities                                    372,268                   60,000
  Deferred tax assets                                                            -                   19,189
  Other assets                                                                   -                   13,104
                                                              --------------------     --------------------

Total assets                                                   $           387,347      $        1,734,548
                                                              ====================     ====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable                                       $            23,284      $            42,776
  Accrued compensation, commissions and benefits                                 -                  445,016
  Deferred tax liabilities                                                       -                    7,245
  Dividend payable                                                         372,268                        -
  Notes payable, current portion                                                 -                   36,728
                                                              --------------------     --------------------
Total current liabilities                                                  395,552                  531,765

Long-term Liabilities:

  Notes payable, net of current portion                                          -                   23,034
                                                              --------------------     --------------------

Total Liabilities                                                          395,552                  554,799
                                                              --------------------     --------------------

Common stock, no par value,  50,000,000 shares
 authorized, 2,972,950 shares issued
 and 1,454,090 outstanding                                                 964,802                  964,802
Treasury stock of 1,518,860 common shares at cost                         (849,316)                 (86,178)

Deficit incurred since re-entering the developmental stage                 (43,206)                       -
Retained earnings (deficit)                                                (80,485)                 301,125
                                                              --------------------     --------------------


Stockholders' Equity                                                        (8,205)               1,179,749
                                                              --------------------     --------------------

Total Liabilities and Stockholders' Equity                     $           387,347      $         1,734,548
                                                              ====================     ====================



See notes to consolidated financial statements.

                      Prime Resource, Inc. and Subsidiaries
                          (A Development Stage Company)
                      Consolidated Statements of Operations


                                                                     For the Year Ended                     Inception
                                                                        December 31,                      May 1, 2006 to
                                                                2006*                  2005             December 31, 2006
                                                           -----------------     -----------------    --------------------
REVENUES                                                   $               -     $               -    $                  -
                                                           -----------------     -----------------    --------------------

EXPENSES
     General and administrative                                       85,003                69,500                  43,206
     Tax (benefit) expense                                           (24,687)              (27,800)                      -
                                                           -----------------     -----------------    --------------------

                     NET LOSS FROM CONTINUING OPERATIONS             (60,316)              (41,700)                (43,206)
                                                           -----------------     -----------------    --------------------

DISCONTINUED OPERATIONS
     Revenues                                                      2,641,240             7,155,166                       -
     Expenses                                                     (2,436,859)           (6,952,634)                      -
     Realized gains and losses, net                                  115,371                (5,030)                      -
     Tax (expense) benefit                                          (195,699)              (79,940)                      -
                                                           -----------------     -----------------    --------------------

                NET INCOME FROM DISCONTINUED OPERATIONS              124,053               117,562                       -
                                                           -----------------     -----------------    --------------------

 NET INCOME FROM CONTINUING AND DISCONTINUED OPERATIONS    $          63,737     $          75,862    $            (43,206)
                                                           =================     =================    ====================

Basic and fully diluted net income (loss) per share:
     Continuing operations                                 $           (0.03)    $           (0.01)   $              (0.03)
                                                           =================     =================    ====================

     Discontinued operations                               $            0.06     $            0.04    $                  -
                                                           =================     =================    ===================

Weighted average shares outstanding                                2,079,673             2,944,529               1,454,090
                                                           =================     =================    ====================


See notes to consolidated financial statements.

                      Prime Resource, Inc. and Subsidiaries
                          (A Development Stage Company)
                 Consolidated Statement of Stockholders' Equity
                      For the year ended December 31, 2006


                                                                               Deficit Incurred from     Retained
                                             Common Stock         Treasury        Re-entering the         Earnings        Total
                                        Shares         Amount       Stock        Development Stage       (Deficit)       Equity
                                    --------------   ---------   -----------   ---------------------   ------------   -----------
 Balance at December 31, 2004            2,934,000   $ 907,427   $   (77,755)  $                   -   $    225,263   $ 1,054,935
 Common stock issued for
   compensation                             22,950      57,375             -                                      -        57,375
 Purchase of treasury stock                 (1,460)          -        (8,423)                                     -        (8,423)
 Net income                                      -           -             -                                 75,862        75,862
                                    --------------   ---------   -----------   ---------------------   ------------   -----------
 Balance at December 31, 2005            2,955,490     964,802       (86,178)                               301,125     1,179,749

 Redemption of shares and
   exchange for net assets              (1,501,400)          -      (763,138)                                     -      (763,138)
 Divdend Shareholders                            -           -             -                               (488,553)     (488,553)
 Net income from continuing
   operations for the four
   month period ended
   April 30, 2006                                -           -             -                                (17,110)      106,943
 Net income from discontinued
   operations for the four month
   period ended April 30, 2006                                                                              124,053
 Net losses and deficit incurred
   since re-entering the
   development stage                             -           -             -                 (43,206)             -       (43,206)
                                    --------------   ---------   -----------   ---------------------   ------------   -----------

 Balance at December 31, 2006            1,454,090   $ 964,802   $  (849,316)  $             (80,485)  $    (43,206)  $    (8,205)
                                    ==============   =========   ===========   =====================   ============   ===========


See notes to consolidated financial statements.

                      Prime Resource, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                           For the Year            Inception
                                                                        Ended December 31,      May 1, 2006 to
                                                                   2006           2005        December 31, 2006
                                                               -------------   -----------    ------------------
Cash Flows From Operating Activities:
   Net loss from continuing operations                         $     (60,316)   $  (41,700)   $          (43,206)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
   Changes in assets and liabilities:
      Increase in deferred tax assets                                      -             -                     -
      Increase in accounts payable                                    23,284             -                23,284
                                                               -------------   -----------    ------------------
  Net Cash Used In Operating Activities
             From Continuing Operations                              (37,032)      (41,700)              (19,922)
                                                               -------------   -----------    ------------------

Cash Flows From Investing Activities
   From Continuing Operations                                              -             -                     -
                                                               -------------   -----------    ------------------

Cash Flows From Financing Activities
   From Continuing Operations                                              -             -                     -
                                                               -------------   -----------    ------------------

Net Cash Used In Discontinued Operations                            (534,036)     (199,557)                    -
                                                               -------------   -----------    ------------------

Net Decrease In Cash And Cash Equivalents                           (571,068)     (241,257)              (19,922)

Cash And Cash Equivalents At Beginning Of Period                     586,147       827,404                35,001
                                                               -------------   -----------    ------------------

Cash And Cash Equivalents At End Of Period                     $      15,079   $   586,147    $           15,079
                                                               =============   ===========    ==================

Supplemental Cash Flow Information:
             Cash paid for interest                            $       1,100   $    4,082
             Cash paid for taxes                               $           -   $   49,500




See notes to consolidated financial statements.

                      Prime Resource, Inc. and Subsidiaries
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2006 and 2005

1.  Summary of Significant Accounting Policies

A.       Organization and Business Activity

        As of April 30, 2006, Prime Resources, Inc. (the "Company"), was a 100 percent owner of Belsen Getty, LLC, ("Belsen Getty"), and Fringe Benefit Analysts, LLC, ("FBA"), with offices in Salt Lake City and Layton, Utah, respectively. Belsen Getty is a fee-only financial management firm, providing investment advice to high-wealth individuals and employee groups in connection with company retirement plans. FBA sells group and employee benefit products, primarily health insurance, to employers and individuals throughout Utah. At April 30, 2006, the Company entered into an assignment agreement (the "Assignment") whereby it assigned all assets, liabilities and business interests of the Company to Prime Advisors, LLC, a privately held Utah limited liability company (see Note
        2).

B.       Basis of Financial Presentation

        The accompanying consolidated financial statements include the accounts of Prime Resource, Inc., and its wholly owned subsidiaries, Belsen Getty, LLC and Fringe Benefit Analysts, LLC as of and through December 31, 2006. All significant inter-company balances and transactions as of that date have been eliminated in consolidation. As a result of the transfer of net assets and reorganization (see note 2), the operations of the former wholly-owned subsidiaries from May, 2006 are not included in these consolidated financial statements.

C.       Uses of Estimates

        The consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures as of the date of the balance sheet and revenues and expenses for the period. Actual results could significantly differ from those estimates. Significant estimates that may change dramatically in the near term are estimates of unrealized gains and losses on trading securities and resulting deferred tax assets and liabilities, as well as the value of shares received for services. Gains actually realized upon the eventual disposal of these investments could vary from a loss of $2,500 to a gain of $1.3 million based on non-discounted share values.

D.       Cash and Cash Equivalents

        Cash and cash equivalents consist of checking and money market accounts. For purposes of the statement of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. As of December 31, 2006 and 2005 cash and cash equivalents of $0 and $486,147, respectively, were either not covered by federal insurance or exceeded those limits.

                      Prime Resource, Inc. and Subsidiaries
                          (A Development Stage Company)
           Notes to the Consolidated Financial Statements (continued)
                           December 31, 2006 and 2005

1.  Summary of Significant Accounting Policies (continued)

E.       Investments in Non-Trading Securities

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

        At December 31, 2006, and pursuant to the Assignment, the Company had converted its notes receivable from LightSpace, Inc., together with accrued interest as of the date of the Assignment, into the promisor's restricted equity securities. Accordingly, these securities have been recorded as investments in non-trading securities.

        Subsequent to year-end, Lightspace, Inc. became a publicly trading company. Based upon management's assessment of the relative fair value of the restricted shares, no impairment in value was recorded upon the conversion or subsequent to the conversion.

    F.  Income Taxes

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

                      Prime Resource, Inc. and Subsidiaries
                          (A Development Stage Company)
           Notes to the Consolidated Financial Statements (continued)
                           December 31, 2006 and 2005

1.  Summary of Significant Accounting Policies (continued)

G.       Revenue Recognition

        The Company generated revenues from two primary sources, commissions on the sale of insurance and fees for providing investment advice.

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

        Revenues, in the form of commissions, are earned on brokered sales of group and individual health insurance products under agency marketing agreements with applicable health insurance providers. Commissions are generally collected on a monthly basis and are recognized as revenue in the month for which the related insurance premiums apply. Commissions earned by the Company are split, at management's discretion, between the Company and its licensed agents, on a case-by-case basis. The Company recognized the full amount of commissions received under its agency agreements as commission revenue and the portion paid to its licensed agents as commission expense.

H.       Credit Risks and Concentrations

        The Company's primary customers are individuals and small-to-medium sized businesses that may be affected by changes in economic conditions. The Company believes that approximately 99% of its customers are geographically based in Utah. The Company has no client that accounts for more than 4% of its revenues. The Company's largest insurance carriers that pay the commissions on insurance sales generate 33%, 29%, and 12% of its annual insurance commissions revenues. Investment advisory fees make up approximately 9% of the Company's total revenues and no one individual or customer accounts for more than approximately 7% of that revenue.

    I.   Earnings Per Share

        Earnings per share (EPS) are computed based on the weighted average number of shares actually outstanding. Basic earnings per share and fully diluted earnings per share are the same as there are no dilutive or anti-dilutive shares as of December 31, 2006 and 2005.

                      Prime Resource, Inc. and Subsidiaries
                          (A Development Stage Company)
           Notes to the Consolidated Financial Statements (continued)
                           December 31, 2006 and 2005

1.  Summary of Significant Accounting Policies (continued)

      J. New Accounting Pronouncements

        In February, 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 eliminates the temporary exemption of bifurcation requirements to securitized financial assets, contained in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result, similar financial instruments are accounted for similarly regardless of the form of the instruments. In addition, in instances where a derivative would otherwise have to bifurcated, SFAS No. 155 allows a preparer on an instrument-by-instrument basis to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to remeasurement. The adoption of SFAS No. 155 has not materially affected the Company's reported loss, financial condition or cash flows.

        In March, 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The pronouncement establishes standards whereby servicing assets and servicing liabilities are initially measured at fair value, where applicable. In addition, SFAS No. 156 allows subsequent measurement of servicing assets and liabilities at fair value, and where applicable, derivative instruments used to mitigate risks inherent with servicing assets and liabilities are likewise measured at fair value. The adoption of SFAS No. 156 has not materially affected the Company's reported loss, financial condition, or cash flows.

        In March, 2006, the FASB issued Interpretation No. 48, ("FIN 48") Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income

     K. New Accounting Pronouncements

        Taxes. FIN 48 prescribes criteria for the recognition and measurement of a tax position taken or expected to be taken in a tax return. Accordingly, tax positions are analyzed to determine whether it is more likely than not they will be sustained when examined by the appropriate tax authority. Positions that meet the more-likely-than-not criteria are measured to determine the amount of benefit to be recognized, whereas those positions that do not meet the more-likely-than-not criteria are derecognized in the financial statements. The adoption of FIN 48 has not materially affected the Company's reported loss, financial condition, or cash flows.

        In September, 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The statement defines fair value, determines appropriate measurement methods, and expands disclosure requirements about those measurements. The adoption of SFAS No. 157 has not materially affected the Company's reported loss, financial condition, or cash flows.

                      Prime Resource, Inc. and Subsidiaries
                          (A Development Stage Company)
           Notes to the Consolidated Financial Statements (continued)
                           December 31, 2006 and 2005

1.  Summary of Significant Accounting Policies (continued)

     K. New Accounting Pronouncements (continued)

        In September, 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year of change through comprehensive income. In addition, SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The adoption of SFAS No. 158 has not materially affected the Company's reported loss, financial condition, or cash flows.

2.   Exchange of Shares for Transfer of Net Assets

        On April 27, 2006, the Company adopted a proposed plan of reorganization, whereby the majority of its existing business assets, liabilities and operations, as presently described, were transferred to its principal shareholders to be operated by them in a separate private entity. In return, the Company redeemed 55%, or 1,491,867, of the principal shareholders' issued and outstanding shares in the Company as treasury shares. Pursuant to the terms of the reorganization, the principal shareholders will continue to hold approximately 83%, or 1,209,533 shares, of the issued and outstanding shares at May 1, 2006, totaling 1,454,090.

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

        Finally, the reorganization provided that all common shareholders of the Company (both principal and public) would receive, pro rata, an additional distribution of restricted common shares in a non-related entity upon conversion of an existing promissory note receivable to the promisor's common shares. As of December 31, 2006, the Company had converted the promissory note to equity units (representing common stock and warrants).

        Accordingly, this investment has been recorded as an investment in non-trading securities, and totals $372,268. The distribution of these restricted equity units has not occurred to date, and it is anticipated these will be distributed in the future as an effective registration is present or an exemption to distribute them though no warranty or promise of this fact can be made. Accordingly, at December 31, 2006, the Company has recorded a dividend payable, reflecting its obligation to distribute the shares in the future.

                      Prime Resource, Inc. and Subsidiaries
                          (A Development Stage Company)
           Notes to the Consolidated Financial Statements (continued)
                           December 31, 2006 and 2005


2. Exchange of Shares for Transfer of Net Assets (continued)

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

        The revenues, expenses, gains and losses and tax expense and benefit of the discontinued operations are reported on the statements of operations. Assets and liabilities of the Company's former segments -- Fringe Benefit Analysts and Belsen Getty -- were exchanged on April 30, 2006. The asset value at the time of the exchange for Fringe Benefit Analysts, Belsen Getty and Prime Resource were approximately $573,545, $531,180 and $838,458, respectively. The liabilities at the time of the exchange for Fringe Benefit Analysts, Belsen Getty and Prime Resource were approximately $435,275, $96,761 and $159,456, respectively.

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

                      Prime Resource, Inc. and Subsidiaries
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2006 and 2005

2. Exchange of Shares for Transfer of Net Assets (continued)

        2. Experience in discussing merger and acquisition possibilities with various third party candidates indicated to management of Prime that the Company would be more successful in consummating this type of merger or acquisition absent the operating entities previously existing in Prime.

        3. The prior insurance services and consulting were not generating significant revenues or income enhancing the value of the Company's shares and management believed shareholder value might be more substantially increased by decreasing the number of outstanding shares held by management by 55%, distributing other publicly traded

        3. restricted stock now and in the future, as described above, and searching for a suitable merger or acquisition candidate to enhance the value of the company as a public entity.

        The reorganization has been accounted for pursuant to FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," as amended, and APB 29, "Accounting for Nonmonetary Transactions," as amended. Accordingly, the Company has recorded the results of operations prior to the reorganization as discontinued operations for the year ended December 31, 2006. In addition, the transfer of nonmonetary assets pursuant to the reorganization was considered a nonreciprocal transfer and, accordingly, assets were measured at fair value at the time of transfer, resulting in a realized gain, totaling $116,285, which amount has been included in gains and losses, net, totaling $115,371 for the year ended December 31, 2006.

        The exchange of the Company's assets, liabilities and operations for approximately 55 percent of the principal shareholder's issued and outstanding stock has been treated as a nonmonetary, nonreciprocal transfer to owners and, accordingly, is based on the recorded amounts of such assets and liabilities, net of any impairment, per APB 29.

3. Income Tax

        Income tax expense for the year ended December 31, 2006 consists of the following:

                   Current          Deferred       Total
                 -----------       ---------    ----------
U. S. Federal    $   109,944       $  53,091    $  163,035
State                  3,671           4,306         7,977
                 -----------       ---------    ----------

                 $   113,615       $  57,397    $  171,012
                 ===========       =========    ==========

                      Prime Resource, Inc. and Subsidiaries
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2006 and 2005


3. Income Tax (continued)

Income tax expense (benefit) for the year ended December 31, 2005 consists of the following:

                   Current          Deferred      Total
                 -----------       ---------    ----------
U. S. Federal    $    27,992       $  13,945    $   41,937
State                  7,878           2,325        10,203
                 -----------       ---------    ----------

                 $    35,870       $  16,270    $   52,140
                 ===========       =========    ==========

A reconciliation of income tax expense to expected amounts using federal statutory rates is as follows:

                                                       2006        2005
                                                    ----------   ---------
Federal income tax expense (benefit) at statutory
  rate (35%)                                        $   82,133   $  44,800
Benefit of graduated rates                             (14,426)    (13,326)
Distribution of appreciated shares                      39,365           -
Redetermination of prior year taxes                     19,102       9,887
Other non-deductible and non-includable items              840         576
State taxes, net of federal benefit                     11,734      10,203
Change in valuation allowance                           32,264           -
                                                    ----------   ---------
                                                    $  171,012   $  52,140

Income tax expense (benefit) from continuing operations for the year ended December 31, 2006 consists of the following:

                   Current          Deferred      Totals
                 -----------       ---------    ----------

U. S. Federal    $   (21,602)      $       -    $  (21,602)
State                 (3,085)              -        (3,085)
                 -----------       ---------    ----------

                 $   (24,687)      $       -    $  (24,687)
                 ===========       =========    ==========

                      Prime Resource, Inc. and Subsidiaries
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2006 and 2005

3. Income Tax (continued)

A reconciliation of income tax expense (benefit) from continuing operations to expected amounts using federal statutory rates is as follows:

Federal income tax expense (benefit) at statutory rate (35%)   $  (29,751)
State tax, net of federal                                          (4,250)
Change in valuation allowance                                       9,314
                                                               ----------
                                                               $  (24,687)

Significant components of deferred tax assets and liabilities arise from differences between financial reporting and tax bases of assets and liabilities, such as accrual versus cash methods of accounting and accounting for investments in equity securities distributed to shareholders. At December 31, 2006, any deferred tax assets and liabilities not distributed in the reorganization (see note 2) were completely offset by a valuation allowance. The change in valuation allowance expressed above relates to deferred tax assets of continuing operations for which realization is deemed unlikely.

4.  Segment Information

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

                      Prime Resource, Inc. and Subsidiaries
                          (A Development Stage Company)
           Notes to the Consolidated Financial Statements (continued)
                           December 31, 2006 and 2005

4.  Segment Information (continued)

                                          Asset Management                        Insurance Products
                                    -----------------------------------    -----------------------------------
                                     Year Ended        Year Ended           Year Ended         Year Ended
                                    December 31,      December 31,December 31,                December 31,
                                         2006               2005                 2006              2005
                                    ----------------  -----------------    -----------------  ----------------
Revenues                            $        264,131  $         668,602    $       2,377,109  $      6,441,499
Expenses                                     298,195            785,430            2,138,664         5,961,839
                                    ----------------  -----------------    -----------------  ----------------
Operating profit (loss)                      (34,064)          (116,828)             238,445           479,660
Other gains (losses),
   including realized gains                  100,136             (4,679)              15,235                 -
                                    ----------------  ------------------   -----------------  ----------------
Income (loss) before tax                      66,072           (121,507)             253,680           479,660
Income tax expense (benefit)                  40,438            (49,494)             155,261           195,383
                                    ----------------  ------------------   -----------------  ----------------
Net income (loss)                   $         25,634  $         (72,013)   $          98,419  $        284,277
                                    ================  ==================   =================  ================

                                                  Other                                Consolidated
                                     Year Ended           Year Ended           Year Ended        Year Ended
                                    December 31,         December 31,         December 31,       December 31,
                                         2006               2005                 2006              2005
                                    ----------------  -----------------    -----------------  ----------------
Revenues                            $              -  $          45,065    $       2,641,240  $      7,155,166
Expenses                                      85,003            274,865            2,521,862         7,022,134
                                    ----------------  -----------------    -----------------  ----------------
Operating profit (loss)                      (85,003)          (229,800)             119,378           133,032
Other gains (losses),
   Including realized gains                        -               (351)             115,371            (5,030)
                                    ----------------  ------------------   -----------------  -----------------
Income (loss) before tax                     (85,003)          (230,151)             234,749           128,002
Income tax expense (benefit)                 (24,687)           (93,749)             171,012            52,140
                                    ----------------- ------------------   -----------------  ----------------
Net income (loss)                   $        (60,316) $        (136,402)   $          63,737  $         75,862
                                    ================= ==================   =================  ================


Depreciation expense for the year ended December 31, 2006 was $10,879, $7,832, and $0 at the asset management, insurance products and other segments, respectively.

Depreciation expense for the year ended December 31, 2005 was $32,104, $28,141, and $1,250 at the asset management, insurance products and other segments, respectively.

                      Prime Resource, Inc. and Subsidiaries
                          (A Development Stage Company)
           Notes to the Consolidated Financial Statements (continued)
                           December 31, 2006 and 2005

4.  Segment Information (continued)

Total assets by segment:
                                         2006               2005
                                    ----------------  -----------------

         Asset Management           $              -  $         275,514
         Insurance Products                        -            473,215
         Other                               387,347            985,819
                                    ----------------  -----------------
                                    $        387,347  $       1,734,548
                                    ================  =================

Expenditures for long-lived assets by segment during the year ended December 31, 2006 were as follows: Asset management $2,950, Insurance products $0 and other $0.

Expenditures for long-lived assets by segment during the year ended December 31, 2005 were as follows: Asset management $22,710, Insurance products $20,160 and other $0.

5. Material Subsequent Events

On January 19, 2007, the Company announced that it had entered into a Merger Agreement ("Merger") through a wholly-owned and newly created acquisition subsidiary, known as Prime Acquisition, Inc., with a privately held Delaware corporation, known as Broadband Maritime, Inc., ("BBM"). BBM is a development stage telecommunications engineering and service company offering turn key, always-on Internet access to commercial shipping fleets. Under the terms of the Merger, BBM will become the sole operating entity for, and the wholly owned subsidiary of, the Company.

In addition, upon finalization of the Merger, the Company will continue as the public entity, however, it will change its name to Broadband Holdings, Inc. ("BHI"), and its sole business purpose will be to own BBM. The Board of Directors of BHI, following the merger, will consist of three members of BBM's board and one member of the Company's board prior to the Merger. The officers and management team of BHI following the Merger will be identical to the officers and management team of BBM prior to the Merger.

Furthermore, the prior BBM shareholders will become the majority shareholders of BHI. Accordingly, as a result of the Merger, each existing shareholder in the Company will incur a substantial reduction in its respective equity ownership. However, each Company shareholder as of the April 29, 2006 record date will receive one series "A" preferred share for each common share held, totaling 1,454,900 shares at December 31, 2006. Each series "A" preferred share will be exchangeable for a pro rata share, per the respective Company ownership percentage prior to the Merger, of the LightSpace, Inc. securities presently held by the Company.

                    Item 8. CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Prime has no disagreements with its prior or current independent auditors. In May, 2003 Prime changed its independent auditors.

         In 2005 based upon SEC notice, the company was required to restate its annual and quarterly accounting for the period December 31, 2004 to the periods ending September 30, 2005 and to modify its accounting contacts and procedures as set-out below.

                        Item 8A. CONTROLS AND PROCEDURES

         (a) Prime's Board maintains controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures in October, 2005 and after notice by the SEC that such controls did not appear adequate in conforming with SEC Item 307 of Regulation S-B, the chief executive officer and the principal financial officer of the Company concluded that the Company's disclosure controls and procedures were not effective at a reasonable assurance level for its present activities under the foregoing rule in consideration of the restatement of certain financial statements by Prime for the year ending 2004 in our 10-KSB/A Report and for the first three quarterly reports for the calendar year 2005. The Company identified the following material weaknesses: 1)the lack of sufficient knowledge and experience among the internal accounting personnel regarding the application of US GAAP and SEC requirements; 2) insufficient written policies and procedures for accounting and financial reporting with respect to the current requirements and application of US GAAP and SEC disclosure requirements. The particular enhanced review standards in response to these insufficiencies are more fully discussed below in subparagraph b. The Company knows of no fraudulent activities within the Company or any material accounting irregularities. The Company currently does not have an independent audit committee. The Company is advised that an independent audit committee is not required for Electronic Bulletin Board Listings, but may further review the advisability and feasibility of establishing such a committee in the future.

         (b) The Company made no specific or significant changes in its internal controls during the quarter ended September 30, 2005. In October 2005 Prime was made aware of certain accounting errors pursuant to an SEC notice and comment pertaining to its earlier filed periodic reports for the year ending in 2004 and the first two quarters of 2005. Prime then reported retroactively that the within report contains requested changes and restates certain financial information, as well as the included changes in management's discussion and analysis. In particular, this section pertaining to controls and procedures describes action taken to ensure more accurate and effective accounting controls and procedures. In response to the foregoing the company has implemented the following enhanced financial review standards. (1) The company has provided a longer review period of time and more rigorous internal review of accounting data prior to formal review by our independent auditors. (2) During November 2005, the Company has engaged the services of an outside accounting professional which has significant expertise in the application of US GAAP and SEC reporting requirements to advise the Company in the preparation of its financial statements. (3) The Company plans to further implement written policy and procedures for accounting and financial statement preparation in accordance with current and future requirements of SEC Item 307 of Regulation SB and SOX 404. The Company has not currently estimated the cost of implementing these changes in controls and procedures.

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

              Item 8B. OTHER INFORMATION AND SELECTED RISK FACTORS

                  1. Prime was required by the SEC in 2005 to restate its financial results and modify its Financial Controls and Procedures. This was reported in a amended 10-QSB filings for the first three quarters of 2005 and the 10-KSB filing for December 31, 2004.

                  2. If Prime is not successful in completing the Merger with BBM, it will, again, be in a position of not having any assets, revenues or business purpose. There is no assurance or warranty that Prime would be able to continue indefinitely in such status without further capitalization. No assurance or warranty can be given that Prime will be able to obtain any interim additional financing or capital to continue in this status should the Merger not close as anticipated.

                  3. If the Merger is completed in March, 2007, as anticipated, there will be a substantial reduction in share ownership to all of the current shareholders of Prime. Essentially the share ownership of all current Prime shareholders immediately after the close would be approximately 5.62% out of approximately 25,896,188 shares outstanding. In the event of full dilution (that is if all options or other stock rights are exercised by persons holding those rights subsequent to the Merger) the share percentage on a fully diluted basis would be reduced to 3.42% out of approximately 42,563,409 shares outstanding.

                  4. There are numerous specific risk factors which would be relevant to the combined companies in the event of the completion of the Merger which are beyond the scope of this 10-KSB report. However, most of these risk factors are set-out in the foregoing referenced Information Statement which will be sent to all Prime shareholders of record prior to consummation of the Merger, and which will outline various dissenting shareholder rights in the event that shareholders are not satisfied with the equity or fairness of the Merger terms.

                  5. Each present shareholder of Prime, even if the Merger is completed, should understand that the shareholder will continue in a minority position and there would not be sufficient shares held by public shareholders to determine or direct the affairs of the company.

                  6. No valuation can be given or estimated as to the LightSpace shares which are being spun-out as part of the Merger transaction.

                  7. If the Merger is completed, the current shareholders will own a minority position in a corporation having entirely new business direction and the company will be operated by a new management group, except for Mr. Limpert, concerning which the shareholders will not have had an opportunity to initially vote upon or approved. Further it is not likely in the foreseeable future that the public shareholders will have sufficient votes to affect or direct this election of management in any manner. Again, a description of the proposed post-merger management is beyond the scope of this 10-KSB report, but is contained in the Information Statement to be sent to all Prime shareholders of record prior to completion of the Merger.

                  8. In the event of the closing of the anticipated merger, the acquired company will be a development stage entity without any profits to date.

                                    PART III

               Item 9. DIRECTORS, EXECUTIVE OFFICERS OF REGISTRANT

         Following this table is a brief biographical description for each of the management principals with a brief description of their business experience and present relationship to Prime, together with all required relevant disclosures for the past five years.

          Following the biographical information for the directors and officers is a remuneration table showing current compensation, and following this table is a security ownership table showing security ownership of the principal officers and directors, as well as those holding 5% or more of the issued and outstanding stock.

    NAME                      POSITION                CURRENT TERM OF OFFICE
-------------------    ------------------------    -----------------------------
Mr. Terry Deru*        Director, CEO/President/    Appointed Director in
                       Chairman of the Board       Organizational Minutes-
                                                   April, 2002, elected in 2004.
                                                   Will serve as a Director
                                                   until next elected, annual
                                                   meeting not yet set.

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

Mr. Andrew Limpert*     Director/Treasurer/        Appointed Director in
                        Secretary/CFO              Organizational Minutes-April,
                                                   2002, elected 2004. Will
                                                   serve as Director until
                                                   next elected, annual
                                                   meeting not yet set.

*Mr. Scott Deru and Mr. Terry Deru are brothers. Mr. Limpert was not an owner of Prime, LLC, but acted as an advisor to Prime, LLC and has become a shareholder of Prime Resource, Inc., the successor entity to Prime, LLC.

Biographicals

TERRY M. DERU - PRESIDENT
Age: 52

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

MR. SCOTT DERU - DIRECTOR, VICE-PRESIDENT OPERATIONS Age: 46

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

MR. ANDREW W. LIMPERT - CHIEF FINANCIAL OFFICER
Age : 37

         Mr. Limpert has been a financial and retirement planner associated with the Salt Lake based firm of Belsen Getty, LLC since 1998. He is licensed as a Registered Investment Advisor Representative, but he is not a Certified Financial Planner. As a licensed Investment Advisor, Mr. Limpert has completed licensing requirements and testing prescribed by the State of Utah. Mr. Limpert plans to continue his full-time employment with Belsen Getty. He will also serve as a director, treasurer, CFO and secretary for Prime. Prior to the foregoing positions, he worked with Prosource Software of Park City, Utah as a software sales agent from 1993 to 1998. Mr. Limpert is assisting Prime on a limited as-needed basis. In 1998 Mr. Limpert served briefly as an interim outside director in a small public company, then known as Mt. Olympus Resources, Inc. Mr. Limpert resigned as part of a reorganization of Olympus in November, 1998. Mr. Limpert was also affiliated, on a part-time as-needed basis, with a small presently inactive company known as Kinship Systems, Inc. as a director and its treasurer/secretary and CFO/accounting officer. Due to Kinship's change of control he is no longer affiliated with that firm. Mr. Limpert was appointed to these positions in February, 2000 as part of the initial organization. As noted above, Kinship acquired a new operating subsidiary and Mr. Limpert resigned as an officer and director effective November 14, 2002. He has no continuing affiliation with Kinship/CCI. Mr. Limpert also acts as a business and financial consultant to various small public and private companies. Mr. Limpert holds a B.S. degree in finance from the University of Utah in Salt Lake City, Utah in 1995 and an M.B.A. from Westminster College of Salt Lake City, Utah in 1998.

Estimated Allocation of Time and Services

         The following table attempts to set-out the 2006 estimated allocation of time devoted by the foregoing officers for Prime and each of the Prime related entities:
                                   BELSEN     FRINGE     PRINCIPAL
        NAME            PRIME      GETTY      BENEFIT    OFFICER OF:
------------------    --------    --------    -------    --------------
Mr. Terry Deru           20%         80%         0%       Belsen Getty
Mr. Scott Deru           10%          0%        90%      Fringe Benefit
Mr. Andrew Limpert       40%         60%         0%           N/A

Remuneration of Directors & Officers

Directors

         No director will be provided remuneration for service in that capacity, but may be paid a stipend for attending meetings as future revenues may permit. It is anticipated Directors will receive $500 per Board Meeting but have not received compensation to date for board servie.

Officers

         As previously noted, each officer in the corporation has been paid directly by Prime regardless of whether his services may be allocated among the various subsidiaries. Accordingly, the following table sets forth all past compensation received by any officer in connection with these services to Prime, including any and all of the subsidiaries, to April 30, 2006:

                         Item 10. EXECUTIVE COMPENSATION

        Name and Principal Position    Year      Salary(2)   Bonus     Other Annual
                                                                       Compensation     Restricted  Securities  LTIP      Other
                                                                                         Stock      Underlying  Payouts   (Loans
                                                                                          Awards(s)   Options               Etc.)
        ------------------------------ --------- ----------- --------- ---------------- ----------- ----------- --------- ----------
        Mr. Terry Deru,                  2006(1)  $63,636
        President                                 $190,908    31,897                        __          __         __        __
                                         2005     $191,741      __                          __          __         __        __
                                         2004     $240,000      __         $98,000          __          __         __        __
                                         2003                                __
        ------------------------------ --------- ----------- --------- ---------------- ----------- ----------- --------- ----------


        Mr. Scott Deru,, Secretary       2006     $80,000                  $98,000
                                         2005     $192,000   $31,897         __             __          __         __        __
                                         2004     $213,405   $22,000         __             __          __         __        __
                                         2003     $240,000      __                          __          __         __        __

        ------------------------------ --------- ----------- --------- ---------------- ----------- ----------- --------- ----------


        Mr. Andrew Limpert,              2006     $70,000
        Treasurer                        2005     $204,280      __           __             __          __         __        __
                                         2004     $204,388      __           __             __          __         __        __
                                         2003     $210,000      __           __             __          __         __        __

        ------------------------------ --------- ----------- --------- ---------------- ----------- ----------- --------- ----------

(1) All salaries terminated April 30, 2006 and are shown for 2006 only upon a four month basis.

(2) Historically, the principals of Prime Resource LLC have taken draws equal to a salary compensation of $240,000 per year in the case of Mr. Scott Deru, and $240,000 for Mr. Terry Deru. Mr. Terry Deru received a salary of $262,000 in 2001, and received $240,000 in 2002. He also received this salary in 2003. Mr. Limpert was paid compensation of $118,000 in 2001, $165,000 in 2002 and was paid $210,000 in 2003. The officers have decided after the restructuring of Prime Resource to fix their salaries at these levels as evidenced by an employment contract, earlier discussed under "Remuneration of Officers and Directors". The most essential term of such contract is that the company may terminate the employment agreement, without cause, at anytime upon notice. If Prime is successful in completing this offering, the company may consider executive stock options or other incentive plans.

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

                                                                                    Current Percentage of
                                                                                        Outstanding
Title of Class       Name and Address of Owner         Current Shares Owned              (Rounded)
------------------------------------------------------------------------------------------------------------
Common Stock      Terry Deru, Director, President
                  99 Cove Lane
                  Layton, Utah 84040                              440,632                   30%
------------------------------------------------------------------------------------------------------------
Common Stock      Scott Deru, Director, V.P.                      447,406                   31%
                  6855 N. Frontier Drive
                  Mountain Green, Utah 84050

------------------------------------------------------------------------------------------------------------
Common Stock      Andrew Limpert, Director, CFO                   321,495                   22%
                  8395 S. Parkhurst Circle
                  Sandy, Utah 84094
------------------------------------------------------------------------------------------------------------
Common Stock      Officers and Directors as                      1,209,533                  83%
                  a Group(2)
------------------------------------------------------------------------------------------------------------

         Changes in Control. There are currently no arrangements which would result in a change in our control except the pending merger. Prime has no warrants, options or other stock rights presently authorized, but substantial stock rights would be created by the Merger.

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

         o The Company has historically made and received loans and advances from owners and employees without independent Board review. These historical loans are now paid. Under the provisions of the Sarbanes-Oxley Act, Prime has discontinued, any further loans or advances to officers, directors or employees.

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

Interests of Certain Persons

         The three principal holders of Prime shares, Mr. Terry Deru, Mr. Scott Deru and Mr. Andrew Limpert, collectively hold 1,209,533 shares of the 1,454,090 shares outstanding as of December 31, 2006, or 83% of the issued and outstanding shares of Prime. As a result, they are in a position to currently determine Prime's direction and to approve various transactions by their majority position without requiring the support of the remaining shareholders. Because these three individuals also constitute the Board of Directors of Prime, there does not exist an independent relationship between the majority shareholder and the Board as may exist in some public companies. As a practical matter, this means that in reviewing proposed transactions of Prime, such as the proposed Merger, you should realize that the Board of Directors and the majority shareholder interest are exercised by the same people and there is really no separation of interest or effective separate review of these proposals by directors and shareholders.

         Each shareholders should understand that there is no prior business relationship or connection between the Prime management and the management of BBM and the specific terms of the Merger and Acquisition as described were arrived through an arms-length negotiation between such separate entities.

                 Item 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         In a board meeting on April 28, 2006, the Board of Directors decided to affirm the continuance of Child, Sullivan & Company now known as Child, Van Wagoner and Bradshaw, PLLC of 1284 West Flint Meadow Drive, Suite D, Kaysville, Utah 84037 as the independent auditors. This action was ratified by majority shareholder vote on the April, 28 2006.

         For the calendar year 2006 the accounting firm of Child, Van Wagoner and Bradshaw, PLLC charged the company a total of $23,162 for independent accounting and auditing fees. As noted above, the company has no material disagreements with its auditing firm as to the financial statements contained in this annual report.

                    Item 14. EXHIBITS AND REPORTS ON FORM 8-K

         Under the following exhibit index are all of the relevant exhibits and reports required to be filed or referenced by the 10-KSB (12/31/06).

(a) Exhibit Index:
         Exhibit No.

         (2) Plan and Agreement of Merger previously filed as Exhibit to 8-K finding on
                   January 19, 2007 and incorporation by this reference.

         (3.1) Articles of Incorporation of Registrant. Earlier filed and incorporated as part of SB-2 Registration Statement. (4/2003)

         (3.2) By-Laws of Registrant. Earlier filed and incorporated as part of SB-2 Registration Statement.

         (10) Material contracts. Earlier filed and incorporated as part of SB-2 Registration Statement And 8-K filing of 1/19/2007.

         (13) 10-Q Reports for first three quarters of 2006 previously filed and incorporated by this reference. (3rd quarter sent to shareholders as part of Information Statement)

         (23)      Consent of Experts and Counsel. Earlier filed.

         (31.1)    Certification Section 302 of the Sarbanes-Oxley - Attached

         (31.2)    Cerftification Section 302 of the Sarbanes-Oxley - Attached

         (32.1)    Certification Section 906 - Attached

         (32.2)    Certification Section 906 - Attached

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                   REGISTRANT:

                                   PRIME RESOURCE, INC.

Dated: March 22, 2007              By: /s/ Terry Deru
                                     Terry Deru, President
                                     Chief Executive Officer

Dated: March 22, 2007              By: /s/ Andrew Limpert
                                     Andrew Limpert
                                     Chief Financial Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the date indicated have signed this report below:

Dated: March 22, 2007              By: /s/ Terry Deru
                                       Terry Deru, Chairman
                                       of the Board

Dated: March 22, 2007              By: /s/ Scott Deru
                                       Scott Deru, Director

Dated:  March 22, 2007             By: /s/ Andrew Limpert
                                      Andrew Limpert, Director