Form 10QSB
period 2007-03-31
BBM HOLDINGS, INC.
filed 2007-05-21
CIK 1173281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: [ 333-88480 ]

BBM HOLDINGS, INC.
(Exact name of Small Business Issuer as specified in its charter)

Utah	13-3709558
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification Number)

61 Broadway, Suite 1905
 New York, New York 10006
(Address of principal executive offices)

(212) 430-6369
(Issuer's telephone number including area code)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act).

Yes  ☐    NO  ☒

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date:

Class	Outstanding at May 18, 2007
Common Stock	25,227,307

Transitional Small Business Disclosure Format: Yes ☐ No ☒

BBM HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
Part I - Financial Information

Item 1.	Interim Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheet	1

	Condensed Consolidated Statements of Operations	2

	Condensed Consolidated Statements of Cash Flows	3

	Notes to Unaudited Condensed Consolidated Financial Statements	4 - 11

Item 2.	Management's Discussion and Analysis or Plan of
	Operations	12 - 15

Item 3.	Controls and Procedures	16

Part II. - Other Information		17

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures		18

All items which are not applicable or to which the answer is negative have been omitted from this report.

BBM Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

March 31, 2007
(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$2,547,000
Accounts receivable, net of allowance for bad debts of $20,000	447,000
Inventories, net	1,081,000
Prepaid expenses and other current assets	126,000
Total current assets	4,201,000

Machinery and equipment, net	427,000
Security deposits	235,000
Investment in securities	372,000
TOTAL ASSETS	$5,235,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$902,000
Accrued expenses	594,000
Deferrred revenue	23,000
Note payable and other loans	157,000
Dividend payable	372,000
Total current liabilities	2,048,000

Long Term Liabilities	9,000

TOTAL LIABILITIES	2,057,000

Commitments and Contingencies

Stockholders' Equity
Convertible preferred stock: Series A, no par value, 10,000,000	-
shares authorized, no shares outstanding
Common stock, no par value, 50,000,000 shares authorized
25,227,000 shares outstanding	21,385,000
Accumulated deficit	(18,207,000)
Total stockholders' equity	3,178,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,235,000

See notes to unaudited condensed consolidated financial statements.

BBM Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$130,000	$37,000	$592,000	$85,000

Operating Expenses
Cost of revenues	437,000	264,000	1,028,000	512,000
Selling, general and administrative costs	867,000	557,000	1,637,000	1,070,000
Research and development costs	451,000	274,000	809,000	511,000
Loss from operations	(1,625,000)	(1,058,000)	(2,882,000)	(2,008,000)

Interest Expense		52,000		94,000

Net Loss	$(1,625,000)	$(1,110,000)	$(2,882,000)	$(2,102,000)

Net Loss Per Common Share - Basic & Diluted	$(0.86)	$(0.68)	$(1.63)	$(1.29)

Weighted average number of common shares outstanding - Basic & Diluted	1,898,000	1,625,000	1,767,000	1,625,000

See notes to unaudited condensed consolidated financial statements.

BBM HOLDINGS, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six Months ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(2,882,000)	$(2,102,000)

Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	117,000	113,000
Stock based compensation charge	4,000	-
Changes in operating assets and liabilities
Accounts receivable, net	(438,000)	(18,000)
Inventories, net	(43,000)	(206,000)
Prepaid expenses and other current assets	27,000	31,000
Accounts payable	248,000	25,000
Other current liabilities	(205,000)	(108,000)
Total adjustments to net income	(290,000)	(163,000)
Net cash used in operating activities	(3,172,000)	(2,265,000)

Cash flows from investing activities
Purchases of machinery and equipment	(231,000)	(62,000)
Payment of security deposits	(9,000)	(2,000)
Proceeds from issuance of preferred stock which subsequently was converted into common stock per the merges
Net cash used in investing activities	(240,000)	(64,000)

Cash flows from financing activities
Repayment of bridge loans	(815,000)	-
Proceeds from issuance of preferred stock	6,740,000	-
Net cash provided by financing activities	5,925,000	-

Net increase (decrease) in cash	2,513,000	(2,329,000)

Cash at beginning of period	34,000	3,919,000
Cash at end of period	$2,547,000	$1,590,000
Supplemental schedule of non-cash financing activities:
Conversion of preferred stock into common stock	$6,740,000	$-

See notes to unaudited condensed consolidated financial statements.

BBM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

Interim Statements -

The accompanying interim condensed consolidated financial statements and the accompanying notes included herein have been prepared without audit, in accordance with the instructions for Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and therefore do not include all information and notes normally provided in the annual consolidated financial statements. These interim condensed consolidated financial statements should therefore be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended September 30, 2006, which are presented in the Registrant’s Form 8-K dated April 5, 2007. These statements reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the three and six months ended March 31, 2007 and 2006. The results of operations for the three and six months ended March 31, 2007 and 2006 are not necessarily indicative of the results for the full year.

Merger -

On March 30, 2007 (the "Effective Date"), Prime Acquisition, Inc., a Delaware corporation formed on December 18, 2006 and a wholly-owned subsidiary of the Registrant, formerly known as Prime Resources, Inc., a Utah corporation, merged with and into Broadband Maritime Inc., a Delaware corporation, ceasing its separate existence. As a result of the Merger, Broadband is the surviving corporation and the Registrant's only wholly-owned subsidiary and sole operating entity.

In connection with the Merger, the Articles of Incorporation of the Registrant were amended on March 22, 2007, to (1) change its name to "BBM Holdings, Inc." (the “Company”) and (2) increase the total authorized capital stock of the Registrant to 60,000,000 shares of which 50,000,000 shares were designated common stock, no par value, and 10,000,000 shares were designated preferred stock, no par value, 1,454,090 shares of the Preferred Stock were designated Series A Preferred Stock (the "Series A Stock"). Prior to the Merger, the Registrant declared a dividend of one share of Series A Stock per share of Common Stock outstanding. Each share of Series A Stock represents the right to exchange such share for a pro rata share (among the issued and outstanding Series A Stock) of whatever right, title and interest is held by the Registrant in the Units consisting of 465,000 shares of common stock of Lightspace Corporation, a Delaware corporation, and warrants to purchase common stock of Lightspace Corporation (the "Lightspace Securities"), described in the Form 10QSB-A filed by the Registrant on November 16, 2006.

On March 30, 2007, BBM Holdings, Inc., f/k/a Prime Resource, Inc. (the "Registrant" or "BBM") completed the acquisition of Broadband Maritime Inc., a Delaware corporation, with operations in New York, New York ("Broadband"). Pursuant to the Merger Agreement, at 7:43 p.m. ET on March 30, 2007, the effective time of the merger (the "Effective Time"), BBM merged with and into Broadband, with Broadband continuing as the surviving entity and sole wholly-owned subsidiary of Prime Resource, Inc. (the "Merger"). Broadband is a telecommunications engineering and service company offering turn key, always-on Internet access to commercial shipping fleets. For purposes of accounting, Broadband is treated as the accounting acquirer and as such these condensed consolidated financial statements present the operations of Broadband for all periods presented.

The merger (reverse acquisition) described above has been accounted for as a purchase business combination in which Broadband was the accounting acquirer and BBM was the legal acquirer. No goodwill has been recognized since BBM was a “shell company.”  Accordingly, the accompanying condensed consolidated statements of operations include the results of operations of BBM from March 30, 2007, the effective date of the Merger, through March 31, 2007. As reported in Part II, Item 5 of this Quarterly Report, the Company has elected to change its fiscal year end from December 31, to September 30.

BBM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net assets of BBM as of March 30, 2007 were as follows:

Investment	$372,000
Liabilities	(372,000)
$0

The following summarized unaudited consolidated pro forma information shows the six months results of operations of the Company (excluding reported discontinued operations of BBM) had the reverse acquisition occurred on October 1, 2005:

	2007	2006
Net Revenues	$592,000	$85,000
Net loss	$(2,893,000)	$(2,113,000)
Net loss per common share, basic and diluted	$(1.64)	$(1.30)

The summarized unaudited condensed consolidated pro forma results are not necessarily indicative of results which would have occurred if the acquisition had been in effect for the periods presented. Further, the summarized unaudited condensed consolidated pro forma results are not intended to be indicative of future results.

Going Concern -

During the six months ended March 31, 2007, the Company raised approximately $6,740,000 to fund its operations. At March 31, 2007, the Company had cash of approximately $2,547,000, an accumulated deficit of approximately $18,207,000 and working capital of approximately $2,153,000 and, for the six months then ended, incurred a net loss of approximately $2,882,000 and used approximately $3,172,000 of cash in operations. The capital raised to date is insufficient to fund the operations of the Company over the next 12 months. These factors, among others, raise a significant doubt about the Company’s ability to continue as a going concern. The Company’s plan to deal with this uncertainty is to raise additional capital and increase its revenue. However, there can be no assurance that management’s plan to raise capital or increase sales can result in the Company’s continued operation as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

Accounts Receivable, net

Accounts receivable, net, represents uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. Follow-up correspondence is made if unpaid accounts receivable go beyond the invoice due date. Payments of accounts receivable are allocated to specific invoices identified on the customer’s remittance advice. Accounts receivable, net, are stated at the amount management expects to collect from outstanding balances. The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of the amount that will not be collected. Management individually reviews all accounts receivable balances that exceed the due date and estimates the portion, if any, of the balances that will not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable-trade. Accounts receivable are presented net of an allowance for doubtful accounts of $20,000 at March 31, 2007.

BBM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventories, net

Inventories are stated at the lower of cost or market, with cost determined on the last-in first-out method.

Machinery and Equipment, net

Machinery and equipment, net is stated at cost less accumulated depreciation. Machinery and equipment, net is depreciated on the straight-line method over the estimated useful lives of the respective asset, which is currently three years for all assets. Maintenance and repairs are charged to operations, while betterments and improvements are capitalized.

Revenue Recognition

The Company recognizes revenue from the sale of equipment after installation and acceptance by its customer. The Company recognizes revenue in connection with services and maintenance contracts over the course of the related contracts with the customers. The Company defers the revenue from prepaid calling cards, until the customers have utilized the prepaid minutes purchased on the cards. The Company's revenue recognition policy complies with the Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," amended by SAB 104. Revenue is recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists - A non-cancelable signed agreement between the Company and the customer is considered to be evidence of an arrangement.

•	Delivery has occurred or services have been rendered - Revenues are recognized only on the delivery of equipment and acceptance by customers or on the delivery of service.

•
The seller's price to the buyer is fixed or determinable - The Company generally considers payments that are due within a year to be fixed or determinable based upon its successful collection history on such arrangements.

•
Collectibility is reasonably assured - The Company runs normal business credit checks on unknown new customers to minimize the risk of a customer avoiding payment. Collection is deemed probable if the Company expects that the customer will be able to pay amounts under the arrangement as payments become due. If the Company determines that collection is not probable, the revenue is deferred and recognized upon cash collection. The Company also seeks a deposit wherever possible before commencing work on a new contract.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Research and Development Costs

The Company complies with the provisions of SFAS No. 2, “Accounting for Research and Development Costs.” Expenditures for research, development and engineering of products and manufacturing processes are charged to operations as incurred.

Stock-Based Compensation

The Company has a stock-based employee compensation plan. Prior to October 1, 2006, the Company used the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plan. In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB No. 25. Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments in the financial statements based on the grant date fair value of those awards. The effective date of SFAS No. 123R for the Company is October 1, 2006. The Company has elected to adopt SFAS No. 123R using the “modified prospective” method. Under the “modified prospective” method, compensation cost is recognized in the consolidated financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date and for all unvested share-based payments granted before the effective date.

BBM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the effect on net loss and loss per common share for the three and six months ended March 31, 2006, as if the Company had applied the fair value recognition provisions of FASB Statement 123R.

	Six months ended	Three months ended
	March 31,	March 31,
	2006	2006
Net loss, as reported	$(2,102,000)	$(1,110,000)
Add: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	13,000	7,000
Pro forma net loss	$(2,115,000)	$(1,117,000)

Net loss per common share as reported	$(1.29)	$(0.68)
Pro-forma net loss per common share	$(1.30)	$(0.69)

Income Taxes

The Company complies with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial reporting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the carrying amounts and the tax bases of the assets and liabilities. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate, including the recognition of income tax benefits for loss carry forwards, credit carry forwards and certain temporary differences for which tax benefits have not previously been recorded. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

Loss Per Common Share

The Company complies with SFAS No. 128 “Earnings per Share.” Under SFAS No. 128, basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period. The calculation of diluted loss per common share excludes potential common shares if the effect is anti-dilutive. Therefore, basic and diluted loss per share were the same for the three and six months ended March 31, 2007 and 2006.

Fair Value of Financial Instruments

The Company complies with the requirements of SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” which includes cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, for which the carrying amounts approximate fair value due to their short maturities.

Investments in Securities

Investments that do not qualify as trading securities or available for sale securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity," are included in investments in securities on the condensed consolidated balance sheet and are accounted for under the cost method as they are securities of non-public companies over which we do not exert significant influence or public company securities the sale of which is restricted.

BBM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For these investments, management regularly reviews the assumptions underlying the operating performance and cash flow forecasts based on information requested from these companies. Generally, this information may be more limited, may not be as timely as and may be less accurate than information available from publicly traded companies. Assessing each investment's carrying value requires significant judgment by management. If it is determined that there is an other-than-temporary decline in the fair value of a security, management will write-down the investment to its fair value and record the related write-down as a loss on investments in the condensed consolidated statement of income.

Concentration of Credit Risk

The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses when required. Substantially all of the Company’s receivables are expected to be collected within one year. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalent accounts in financial institutions and accounts receivable. The Company places its cash primarily in checking and money market accounts. Cash and cash equivalents are maintained at financial institutions, which from time to time exceed the federal depository insurance coverage limit, the composition and maturities of which are regularly monitored by management.

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS No.154 (“SFAS No. 154”), “Accounting Changes and Error Correction Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” (Opinion 20) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. SFAS No. 154 defines retrospective application as an application of a different accounting principle to prior accounting periods as if that principle had always been used. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. We adopted the provisions of SFAS No. 154 effective October 1, 2006.

In July 2006, the FASB published FASB Interpretation (“FIN”) No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS 109, “Accounting for Income Taxes,” on the uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company does not expect this new FIN to have any impact upon its financial position, results of operations or cash flows.

Note 3: RELATED PARTY TRANSACTIONS

Liquidating Dividend

On April 30, 2006, substantially all the assets (other than approximately $35,000 of cash and other liquid assets and common stock and warrants to purchase common stock of Lightspace Corporation having an approximate value of $372,000 as of September 30, 2006) and liabilities of Prime Resource, Inc. were transferred to a private business entity controlled by the principal shareholders of Prime Resource, Inc. (pre-Merger) in exchange for a reduction in the number of the Registrant's shares held by such shareholders and other consideration.

BBM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2006 the Company had converted its notes receivable from Lightspace Corporation, together with accrued interest, into the Lightspace's restricted equity securities. Accordingly, these securities have been recorded as investments in non-trading securities. The Company is obligated to dividend its investment in Lightspace Corporation to the pre-Merger shareholders of the corporation then known as Prime Resources, Inc.

Recently, Lightspace Corporation became a publicly traded company. Based upon management's assessment of the relative fair value of the restricted shares, no impairment in value was recorded upon the conversion or subsequent to the conversion.

Broadband Services Corp.

Broadband Maritime Services, Inc. ("Services"), which is owned by an officer of Broadband (the "Owner"), was formed to provide customer service to Broadband's customers in accordance with the Sabbath Work Rules and other requirements of Orthodox Jewish Law. Broadband entered into a Management Services Agreement with Services on August 4, 2005, in which Services provides management services to Broadband in exchange for a fee. Broadband has transferred to Services all of its existing agreements with customers to provide broadband satellite services and Services has agreed to assume Broadband's obligations under the customer agreements. The management fee is equal to the revenues received by Services less related expenses paid by Services. Broadband has an option to acquire ownership of Services for $1.00 upon the occurrence of the following events: the Owner ceasing to be employed by Broadband or certain reorganizations of Broadband. This arrangement has remained in place since the Effective Time.

Broadband Services was paid $323,000 during the six months ended March 31, 2007; and $109,000 during the six months ended March 31, 2006.

Note 4. STOCKHOLDERS’ EQUITY

On March 22, 2007, Prime Resource, Inc. amended its Articles of Incorporation to increase its total authorized capital from 50,000,000 shares to 60,000,000 shares, of which 50,000,000 shares are common stock, no par value, ("Common Stock") and 10,000,000 shares are preferred stock, no par value, ("Preferred Stock") 1,454,090 of which are designated as Series A Preferred Stock ("Series A Stock"). On March 30, 2007, Prime Resource, Inc. declared and paid a dividend payable in shares of Series A Preferred Stock at the rate of one share of Series A Preferred Stock per issued and outstanding share of Common Stock.

On March 22, 2007, Prime Resource, Inc. amended its Articles of Incorporation to change its name to BBM Holdings, Inc.

In accordance with the Merger Agreement, BBM issued an aggregate of 23,773,217 shares Common Stock to the shareholders of Broadband in consideration for their surrender of their Broadband shares. BBM issued one share of Common Stock per 0.0596 share of Broadband Preferred Stock issued and outstanding immediately prior to the Effective Time, and one share of Common Stock per 59.558 shares of Broadband Common Stock issued and outstanding immediately prior to the Effective Time. In connection with the Merger, BBM also issued, or reserved for the issuance upon surrender of outstanding warrants or options, warrants and options to purchase an aggregate of 14,979,835 shares of Common Stock in consideration for the surrender of warrants and options to purchase Broadband Common Stock. Each warrant and option to purchase Broadband Common Stock granted and unexercised immediately prior to the Effective Time (a "Broadband Option"), vested or unvested, represents the right to receive an option or warrant, as the case may be, to acquire Common Stock at the rate of one share of Common Stock per 59.559 shares Broadband Common Stock upon exercise of the Broadband Option. The substituted warrants have retained the exercise period provided for at the time of their original issuance, which in each case was 5 years. The per share exercise price of the warrants, which ranged from $0.01 to $0.02, has been adjusted proportionately.

Description of Securities

The following description is a summary of the rights, powers and preferences of the Registrant's Common Stock and Preferred Stock and is qualified in its entirety by the provisions of our Articles of Incorporation and Bylaws.

BBM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Registrant is authorized to issue 60,000,000 shares of capital stock, of which 50,000,000 shares are Common Stock and 10,000,000 shares are Preferred Stock, no par value. The Preferred Stock may be issued from time to time in one or more classes as may be determined by the Board of Directors. The Board of Directors is authorized to fix the number of shares of any class of Preferred Stock and to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued class of Preferred Stock.

All shares of Common Stock outstanding are validly issued, fully paid and non-assessable.

Series A Preferred Stock

1,454,090 shares of the authorized Preferred Stock are classified as Series A Preferred Stock, which shares are (a) not entitled to any dividends (except with respect to the Lightspace Securities), (b) not entitled to vote on any matter except as required by law or which adversely impacts the Series A Stock disproportionately from any other class or series of capital stock and (c) not entitled to be paid any amount in cash or other assets of the Registrant upon the occurrence of any liquidation, dissolution or winding-up of the Registrant. Each share of Series A Stock represents the right to exchange such share for a proportionate amount of the Lightspace Securities. Upon the issuance of Series A Stock in satisfaction of the declared dividend, all such shares of Series A Preferred Stock issued and outstanding will be validly issued, fully paid and non-assessable.

Voting Rights

Each share of Common Stock entitles the holder to one vote, either in person or by proxy, at meetings of the shareholders. The holders are not permitted to vote their shares cumulatively. Accordingly, the holders of Common Stock holding, in the aggregate, more than fifty percent of the total voting rights can elect all of the Company’s directors and, in such event, the holders of the remaining minority shares will not be able to elect any of such directors. The vote of the holders of a majority of the issued and outstanding shares of Common Stock entitled to vote thereon is sufficient to authorize, affirm, ratify or consent to any corporate act or action, except as otherwise provided by law.

Series A Preferred Stock is non-voting and is not convertible into Common Stock.

Dividends

All shares of Common Stock will participate proportionally in dividends if the Registrant's Board of Directors declares dividends. Dividends may be paid in cash, property or additional shares of Common Stock. With the exception of the anticipated issuance of Series A Preferred Stock to holders of Common Stock (at a ratio of 1:1), in satisfaction of the dividend declared to the Effective Time, the Registrant has not paid any dividends since its inception and presently anticipates that all earnings, if any, will be retained for development of its business. Any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors. There can be no assurance that any dividends on the Common Stock will be paid in the future.

Miscellaneous Rights and Provisions

The holders of Common Stock have no preemptive or other subscription rights, conversion rights, redemption or sinking fund provisions. In the event of the Registrant's dissolution, whether voluntary or involuntary, each share of Common Stock is entitled to share proportionally in any assets available for distribution to holders of the Registrant's equity after satisfaction of all liabilities and payment of the applicable liquidation preference and preference of any outstanding shares of preferred stock as may be created, if any.

Issuance of Class A Preferred Stock - In October 2006, the Company's wholly-owned subsidiary Broadband Maritime Inc. entered into a Subscription Agreement to sell to the Investors an aggregate of up to 500,000 shares of convertible preferred Class A stock, $0.0001 par value, in Units with 5 year warrants exercisable to purchase an aggregate of up to 250,000,000 shares of common stock at $0.02 per share, in two tranches of up to 250,000 Units each, for an aggregate price of up to $2,500,000 per tranche. The first tranche was closed on October 31, 2006 and $2,500,000 was received from the investors. The second tranche was closed in March 2007 for an aggregate additional proceeds of approximately $4,240,000.

BBM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Based Compensation -

Total compensation expense recorded during the three and six months ended March 31, 2007 for share-based payment awards was approximately $2,000 and $4,000, respectively. At March 31, 2007, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was approximately $31,000, which is expected to be recognized over a weighted-average period of 4.5 years. No tax benefit was realized due to a continued pattern of operating losses.

Using the Black-Scholes options pricing model, we have estimated our stock price volatility using the historical volatility in the market price of common stock for other small cap companies for the expected term of the option. The risk-free interest rate is based on the yield of U.S. Treasury bill securities at the time of the grant of the option. We have never paid cash dividends and do not intend to pay cash dividends in the foreseeable future. Accordingly, we assumed a 0% dividend yield. The forfeiture rate is estimated based on historical option cancellation information, which information is very limited, adjusted for anticipated changes in expected exercise and employment termination behavior. Forfeiture rates and the expected term of options are estimated separately for groups of employees that have similar historical exercise behavior.

The following weighted-average assumptions were used for grants made under the stock option plans for the year ended March 31, 2007:

Employees
Expected volatility	56%
Expected term	5 years
Risk-free interest rate	4.89%
Dividend yield	0%
Annual forfeiture rate	0%

Note 5. SIGNIFICANT CUSTOMERS

Customers accounting for 10% or more of revenue for the three and six months ended March 31, 2007 and 2006 are as follows:

	Six Months		Three Months
	March 31,		March 31,
	(unaudited)		(unaudited)
	2007	2006	2007	2006
Customer A	53%	14%	17%	21%
Customer B	13%	0%	2%	0%
Customer C	10%	3%	46%	0%

Accounts receivable from these customers aggregated approximately $ 288,000 at March 31, 2007.

Item. 2 Management’s Discussion and Analysis or Plan of Operation

SAFE HARBOR CAUTIONARY STATEMENT

Some of the statements contained in this report as well as statements made from time to time by our representatives discuss our plans and strategies for our business and information concerning the ability of the Company to service its obligations and other financial commitments as they become due or state other forward-looking statements as this term is defined in the Private Securities Litigation Reform Act of 1995 (the “Act”). Statements that are not statements of historical facts may be deemed to be forward-looking statements. The words "anticipate," "believe," "estimate," "expect," "plan," "intend," "should," "seek," "will," and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management. However, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. Our business is subject to many risks including:

Financial Risks

•	We have a limited operating history and we anticipate continued losses.

•	Our financial condition raises substantial doubt about our ability to continue as a going concern.

Risks Related to our Business

•	We are dependent on proprietary know-how. We hold limited patents.

•	We are dependent on the services of key personnel the loss of which would have a material adverse effect on our operations.

•	We are dependent upon future market acceptance of our products on a broader scale than has occurred to date.

Risks Related to Our Industry

•	We are subject to governmental regulations.

•	Our products are subject to obsolescence.

Other Risks

•	Recent trading in our stock has been limited, so investors may not be able to sell as much stock as they want at prevailing market prices.

•	Future sales of shares of our common stock may negatively affect our stock price.

•	Our common stock may be affected by limited trading volume and may fluctuate significantly which may affect the value of our shares of common stock.

•	Our common stock is deemed to be "Penny Stock" which may make it more difficult for investors to sell their shares.

The forward looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. The Company cautions investors that any forward-looking statements it makes are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. Any investment in our common stock involves a high degree of risk.

Overview and Background

Broadband is a telecommunications engineering and service company offering a turn key solution providing always-on Internet access to commercial shipping fleets, as well as ship-to-shore telephone service with worldwide termination.

Broadband's technology provides online connectivity to global traveling vessels as well as international telephone service from the ship to worldwide destinations. The system provides the connection that could also support incremental revenue opportunities from the sale of additional communication and entertainment services.

On March 30, 2007 (the "Effective Date"), Prime Acquisition, Inc., a Delaware corporation formed on December 18, 2006 and a wholly-owned subsidiary of the Registrant, Prime Resources, Inc., a Utah corporation, merged with and into Broadband Maritime Inc. (“Broadband”), a Delaware corporation, ceasing its separate existence. As a result of the Merger, Broadband is the surviving corporation and the Registrant's only wholly-owned subsidiary and sole operating entity.

In connection with the Merger, the Articles of Incorporation of the Registrant were amended on March 22, 2007, to (1) change its name to "BBM Holdings, Inc." (the “Company”) and (2) increase the total authorized capital stock of the Registrant to 60,000,000 shares of which 50,000,000 shares were designated common stock, no par value, and 10,000,000 shares were designated preferred stock, no par value, 1,454,090 shares of the Preferred Stock were designated Series A Preferred Stock(the "Series A Stock"). Prior to the Merger, the Registrant declared a dividend of one share of Series A Stock per share of Common Stock outstanding. Each share of Series A Stock represents the right to exchange such share for a pro rata share (among the issued and outstanding Series A Stock) of whatever right, title and interest is held by the Registrant in the Units consisting of 465,000 shares of common stock of Lightspace Corporation, a Delaware corporation and warrants to purchase common stock of Lightspace Corporation (the "Lightspace Securities"), described in the Form 10-QSB-A filed by the Registrant on November 16, 2006.

On March 30, 2007 BBM Holdings, Inc. f/k/a Prime Resource, Inc.(the "Registrant" or "BBM") completed the acquisition of Broadband Maritime Inc., a Delaware corporation, with operations in New York, New York ("Broadband"). Pursuant to the Merger Agreement, on March 30, 2007, the effective time of the merger (the "Effective Time"), BBM Sub merged with and into Broadband, with Broadband continuing as the surviving entity and sole wholly-owned subsidiary of Prime Resource, Inc. (the "Merger"). Broadband is a telecommunications engineering and service company offering turn key, always-on Internet access to commercial shipping fleets. For purposes of accounting, Broadband is treated as the accounting acquirer and as such these condensed consolidated financial statements present the operations of Broadband for all periods presented.

Liquidity and Going Concern.

At March 31, 2007, the Company had cash of approximately $2,547,000; an accumulated deficit of approximately $18,176,000; and working capital of approximately $2,557,000 and, for the six months then ended, incurred a net loss of approximately $2,844,000 and used approximately $3,404,000 of cash in operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan to deal with this uncertainty is to raise capital and increase its revenue. During the six months ended March 31, 2007, the Company raised approximately $6,739,000 to fund its operations. This capital raise is insufficient to fund the Company’s operations for the next twelve months, and there can be no assurance that managements’ plan to raise capital or increase sales can result in the Company’s continued operation as a going concern.

In connection with the Merger, the Articles of Incorporation of the Registrant were amended on March 22, 2007, to (1) change its name to "BBM Holdings, Inc." (the “Company”) and (2) increase the total authorized capital stock of the Registrant to 60,000,000 shares of which 50,000,000 shares were designated common stock, no par value, and 10,000,000 shares were designated preferred stock, no par value, and 1,454,090 shares of the Preferred Stock were designated Series A Preferred Stock (the "Series A Stock"). Prior to the Merger, the Registrant declared a dividend of one share of Series A Stock per share of Common Stock outstanding. Each share of Series A Stock represents the right to exchange such share for a pro rata share (among the issued and outstanding Series A Stock) of whatever right, title and interest is held by the Registrant in the Units consisting of 465,000 shares of common stock of Lightspace Corporation, a Delaware corporation and warrants to purchase common stock of Lightspace Corporation (the "Lightspace Securities"), described in the Form 10QSB-A filed by the Registrant on November 16, 2006.

The accompanying interim condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The interim condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Results of Operations

Six months ended March 31, 2007 compared to the six months ended March 31, 2006

Results of operations for the six months ended March 31, 2007 reflect the following changes from the prior period:

	Six months ended March 31,
	2007	2006	Change
Revenues	$592,000	$85,000	$507,000
Cost of Revenues	1,028,000	512,000	516,000
Selling, General &	1,633,000	1,070,000	563,000
Administrative Expenses
Research & Development
Expenses	809,000	511,000	297,000
Loss from Operations	(2,878,000)	(2,008,000)	(870,000)
Other expense	-	94,000	(94,000)
Net loss	2,877,000)	($2,102,000)	($775,000)

Revenues for the six months ended March 31, 2007 exceeded the comparable period for 2006 by $507,000 which reflects an increase in the number of installed systems in place, as well as increased installation service revenue.

Cost of revenues increased $516,000 in the six months ended March 31, 2007 vs. the prior year, reflecting the cost of systems sold and the effect of satellite service rebates received in the prior year that were not repeated in 2007. In addition, the Company wrote off certain obsolete inventory of $82,000 in the six months ended March 31, 2007.

Selling, general and administrative expenses increased $567,000 reflecting $107,000 in increased legal and accounting fees, and $315,000 in payroll and benefits.

Research and development expenses increased $298,000 vs. the six months ended March 31, 2006. This reflects increased payroll costs related to next-generation products and improved service.

Loss from operations increased from a loss of $2,008,000 for the six months ended March 31, 2006 to $2,882,000 for the same period in 2007. The increase of ($874,000) in the loss reflects higher revenues, which were more than offset by higher cost of revenues, selling, general and administrative expenses and higher research & development expenses.

Other expenses decreased to Nil from $94,000 in the prior year’s interim period. This represents interest from Convertible Debt outstanding during the prior year period. There was no interest incurred in the current interim period.

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

Results of operations for the three months ended March 31, 2007 reflect the following changes from the prior period:

	Three months ended March 31,
	2007	2006	Change
Revenues	$130,000	$37,000	$93,000
Cost of Revenues	437,000	264,000	173,000
Selling, General & Administrative Expenses	867,000	557,000	310,000
Research & Development Expenses	451,000	274,000	177,000
Loss from operations	(1,625,000)	(1,058,000)	(567,000)
Other expense	-	(52,000)	(52,000)
Net loss	$(1,625,000)	$(1,110,000)	$(515,000)

Revenues in the three months ended March 31, 2007 exceeded the prior interim period by $93,000. This reflects the sale of an incremental system and higher installation fees.

Cost of revenues increased $173,000 reflecting the cost of the incremental system sold, cost of installation service and higher satellite costs.

Selling, general and administrative expenses increased $310,000 reflecting higher payroll costs and higher professional fees.

Research & development spending increased $177,000 due to increased headcounts.

Loss from operations increased $567,000 due to higher revenues being more than offset by higher cost of revenues, selling, general and administration, and research and development spending.

Other expense reflects interest incurred in the three month period ended March 31, 2006, compared to no interest expense reported for the quarter ended March 31, 2007.

Trends

The Company’s historical revenue run rate is not at a level of profitable operations. The Company experiences high fixed costs of maintaining worldwide satellite coverage, a buildup of staffing in anticipation of increased revenues, and a continuing commitment to research and development. As such, operations continued to generate operating losses, and management anticipates operations will continue to generate losses in the absence of increased revenues or significant cost reductions. Revenue levels are highly dependant on the sales of new systems. Many customers purchase and install the equipment on one or two of their ships and test its capabilities. As these customers see the effectiveness of the systems, it is anticipated that these customers will expand to a larger percentage of their fleets. It is difficult to assess when large scale production orders may be received although several are being actively pursued. Revenue levels would need to increase significantly or costs would need to be reduced significantly or other synergies would have to be developed for the business to generate operating profit.

During the six months ended March 31, 2007, the Company released its production system, C-Bird™, executed minor design adjustments following field testing and began to deliver on its contracted pipeline. During the same period, the Company expanded its network to include 3 additional satellites for improved global coverage to its customers.

In preparation for full production, the Company has increased its headcount by 10 since September 30, 2006.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.
The Company’s Chief Executive Officer and Chief Financial Officer, (who are the same person) has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended). Based on such evaluation, such officer has concluded that the disclosure controls and procedures are effective as of March 31, 2007.

Changes in Internal Controls over Financial Reporting. There have been no changes during the Company’s second quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Internal Controls

The Company’s management, including the chief executive officer and chief financial officer (who are the same person), does not expect that the Company’s Disclosure Controls or our internal control over financial reporting will prevent or detect all errors and all fraud that could occur. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II- OTHER INFORMATION

Item 4. - Submission of Matters to a Vote of Security Holders.

The information reported in Item 2.01 of the Registrant’s Current Report on Form 8-K filed April 5, 2007, is incorporated by reference herein.

Item 5. - Other Information

The Registrant has elected, by resolution of its Board of Directors on May 14, 2007, to change its fical year end to September 30 from December 31, beginning in 2007. A September 30 fiscal year end is the historical fiscal year end of Broadband Maritime, Inc., the Registrant’s wholly-owned subsidiary acquired on March 30, 2007, and which now accounts for substantially all of the operations and assets of the Registrant.

Item 6. - Exhibits

Exhibit Number

2.
Agreement and Plan of Merger Among Prime Resource, Inc., Prime Acquisition, Inc. and Broadband Maritime, Inc. dated as of January 15, 2007, as amended, is incorporated by reference to Exhibits 2.1, 2.2 and 2.3 to the Registrant’s Current Report on Form 8-K filed April 5, 2007.

31.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 202 of the Sarbanes Oxley Act of 2002.

32.	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

BBM HOLDINGS, INC.

By:	/s/ Mary Ellen Kramer
Mary Ellen Kramer President and Chief Executive Officer
Dated: May 21, 2007

INDEX TO EXHIBITS

No.	Description
3.
Agreement and Plan of Merger Among Prime Resource, Inc., Prime Acquisition, Inc. and Broadband Maritime, Inc. dated as of January 15, 2007, as amended, is incorporated by reference to Exhibits 2.1, 2.2 and 2.3 to the Registrant’s Current Report on From 8-K filed April 5, 2007.

31.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 202 of the Sarbanes Oxley Act of 2002.

32.	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.