Form 10QSB
period 2007-06-30
BBM HOLDINGS, INC.
filed 2007-08-20
CIK 1173281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: [ 000-28307 ]

  BBM HOLDINGS, INC.
(Exact name of Small Business Issuer as specified in its charter)

Utah	[13-3709558]
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification Number)

61 Broadway, Suite 1905
 New York, New York 10006
(Address of principal executive offices)

(212) 430-6369
(Issuer's telephone number including area code)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act).
                                 Yes  ☐    NO  ☒

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date:

Class	Outstanding at August 20, 2007
Common Stock	25,247,006

Transitional Small Business Disclosure Format: Yes ☐ No ☒

BBM HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
Part I - Financial Information

Item 1.	Interim Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheet	1

	Condensed Consolidated Statements of Operations	2-3

	Condensed Consolidated Statements of Cash Flows	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5-11

Item 2.	Management's Discussion and Analysis or Plan of
	Operations	12

Item 3.	Controls and Procedures	17

Part II. - Other Information		18

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits	20

Signatures		21

All items which are not applicable or to which the answer is negative have been omitted from this report.

BBM Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

June 30, 2007
(unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$419,000
Inventories, net	26,000
Prepaid expenses and other current assets	25,000
Total current assets	470,000

Machinery and equipment, net	68,000
Security deposits	91,000
Investment in securities	372,000
TOTAL ASSETS	$1,001,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$338,000
Accrued expenses	345,000
Deferred revenue	17,000
Dividend payable	372,000
Total current liabilities	1,072,000

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, Series A , no par value, 10,000,000 authorized shares; 1,454,090 issued and outstanding	-
Common stock, no par value, 50,000,000 authorized shares; 25,229,574 issued and outstanding	21,356,000
Common stock, no par value; 17,432 subscribed but not issued	10,000
Accumulated deficit	(21,437,000)
Total stockholders' deficit	(71,000)
$1,001,000

See notes to unaudited condensed consolidated financial statements.
-1

BBM Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Nine Months Ended
	June 30,
	2007	2006
	(unaudited)	(unaudited)

NET REVENUES	$377,000	$104,000

OPERATING EXPENSES
Cost of revenues	1,250,000	803,000
Selling, general and administrative costs	2,492,000	1,638,000
Research and development costs	1,116,000	819,000
Restructuring expense	1,641,000	0
Total operating expenses	6,499,000	3,260,000

Loss from operations	(6,122,000)	(3,156,000)

Interest income, net	10,000	59,000
Net loss	$(6,112,000)	$(3,097,000)

Net loss per common share
Basic and diluted	$(0.64)	$(1.91)

Weighted average number of common shares outstanding
Basic and diluted	9,588,000	1,625,000

See notes to unaudited condensed consolidated financial statements.

BBM Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended
	June 30,
	2007	2006
	(unaudited)	(unaudited)

NET REVENUES	$(215,000)	$19,000

OPERATING EXPENSES
Cost of revenues	308,000	291,000
Selling, general and administrative costs	785,000	570,000
Research and development costs	291,000	305,000
Restructuring expense	1,641,000	0
Total operating expenses	3,025,000	1,166,000

Loss from operations	(3,240,000)	(1,147,000)

Interest income, net	10,000	153,000
Net loss	$(3,230,000)	$(994,000)

Net loss per common share
Basic and diluted	$(0.13)	$(0.61)

Weighted average number of common shares outstanding
Basic and diluted	25,230,000	1,625,000

See notes to unaudited condensed consolidated financial statements.

BBM Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flow

	Nine Months Ended
	June 30,
	2007	2006
	(unaudited)	(unaudited)

Cash Flows from operating activities
Net loss	(6,112,000)	$(3,097,000)

Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	163,000	197,000
Inventory write-down	1,265,000
Machinery and equipment write-down	447,000
Vendor settlements and forgiveness of indebtedness	(314,000)
Stock based compensation charge	4,000
Changes in operating assets and liabilities
Accounts receivable, net	(6,000)	1,000
Inventories, net	(252,000)	(221,000)
Prepaid expenses and other current assets	144,000	31,000
Accounts payable	(161,000)	(184,000)
Other current liabilities	(332,000)	(257,000)
Total adjustments to net loss	958,000	(433,000)
Net cash used in operating activities	(5,154,000)	(3,530,000)

Cash flows from investing activities
Purchases of machinery and equipment	(366,000)	(91,000)
Payments of security deposits		(1,000)
Net cash used in investing activities	(366,000)	(92,000)

Cash flows from financing activities
Repayment of bridge loans	(815,000)
Net proceeds from issuance of preferred stock	6,713,000
Options exercised	8,000
Net cash provided by financing activities	5,906,000

Net increase (decrease) in cash	386,000	(3,622,000)

Cash and cash equivalents at beginning of period	34,000	3,919,000
Cash and cash equivalents at end of period	$419,000	$297,000

Supplemental schedule of non-cash investing and financing activities
Conversion of preferred stock into common stock	$6,740,000	$-
Security deposits applied to satisfy operating payables	$126,000	$-

See notes to unaudited condensed consolidated financial statements.

BBM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. CESSATION OF OPERATIONS AND GOING CONCERN UNCERTAINTY

Cessation of Operations

On June 5, 2007, BBM Holdings Inc. (the “Registrant”, the “Company” or “BBM”) announced that it had ceased operations and reduced employment to a small residual force.  The Company committed to this action following a meeting of the Board of Directors on May 31, 2007.  The Company received notification of cancellation of two customer contracts on May 22, 2007 and May 28, 2007.  In addition, the Company’s largest customer indicated to the Company that it would suspend further installations of systems on its vessels for a four month period.   The Company also received notification of the cancellation of a third customer contract on June 1, 2007.

Based on the cancellations and suspension of installations, the Board assessed that the Company’s installation schedule was severely jeopardized and the ability to raise additional required funds would be greatly impaired.  The Board directed management to cease operations immediately in order to conserve cash and maximize the value of the Company.

On May 31, 2007 and as a result of the Company’s plan to cease operations, Mary Ellen Kramer and Zevi Kramer resigned as directors of the Company effective as of such date.  The resignations of Ms. Kramer and Mr. Kramer were not related to any disagreement between them and the Company on any matter relating to the Company’s operations, policies or practices.  Ms. Kramer continues to serve as the Principal Executive Officer and Principal Financial Officer of the Company.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At June 30, 2007, the Company had cash of approximately $419,000, an accumulated deficit of approximately $21,437,000 and a working capital deficiency of approximately $602,000 and, for the nine months then ended, the Company incurred a net loss of approximately $6,112,000. In addition and as discussed above, Broadband Maritime, Inc., the Company’s wholly-owned operating subsidiary had ceased operations. The Company’s plan includes the sale of the remaining assets and settlement of outstanding liabilities to customers, vendors, lessors and other service providers. Thereafter, the Company will have limited funds to pay for ongoing public reporting and minimal operating expense. In addition, not all obligations of the Company have been settled and it is possible other financial obligations of the Company may occur. Once the assets of Broadband Maritime Inc. are disposed of, the Company will essentially be a “shell” corporation in that it will not have any active business purpose or active business assets. Management of the Company through the Board of Directors, on a time available basis, will continue to search for, review and complete due diligence on various potential merger or acquisition proposals for which management would deem that the Company would be a suitable acquisition candidate. To the date of this report, no such acquisition or merger proposal has been identified.

The Company has no present avenues of financing and no present plans to obtain interim financing while continuing its search for a suitable merger or acquisition candidate and arrangements. Should there come a point in time when the Company has exhausted its reserve funds and must seek additional funding to maintain itself as a public reporting company engaged in searching for merger and acquisition opportunities, it may be necessary to seek private capital through the sale of additional restricted stock or borrowing either from principal shareholders or private parties. It does not appear probable that the Company would be able to attain financing from any commercial lending source, as it is presently constituted. As a result of the foregoing, the future liquidity of the company and funding sources must be considered as tentative and very limited and pose a substantial risk factor to the ongoing viability of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BBM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2. BASIS OF PRESENTATION

Interim Statements

The accompanying interim condensed consolidated financial statements and the accompanying notes included herein have been prepared without audit, in accordance with the instructions for Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and therefore do not include all information and notes normally provided in the annual consolidated financial statements. These interim condensed consolidated financial statements should therefore be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended September 30, 2006, which are presented in the Registrant’s Form 8-K dated April 5, 2007. These statements reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the three and nine months ended June 30, 2007 and 2006. The results of operations for the three and nine months ended June 30, 2007 and 2006 are not necessarily indicative of the results for the full year.

Merger

On March 30, 2007 (the "Effective Date"), Prime Acquisition, Inc., a wholly-owned subsidiary of the Registrant, merged with and into Broadband Maritime Inc., a Delaware corporation (the “Merger”), and the stockholders of Broadband Maritime received Common Stock of the Registrant. As a result of the Merger, Broadband Maritime is the surviving corporation and the Registrant's only wholly-owned subsidiary and sole operating entity. Broadband Maritime is a telecommunications engineering and service company offering turn key, always-on Internet access to commercial shipping fleets. For purposes of accounting, Broadband Maritime is treated as the accounting acquirer and, as such, these condensed consolidated financial statements present the operations of Broadband Maritime for all periods presented.

In connection with the Merger, the Articles of Incorporation of the Registrant were amended on March 22, 2007, to (1) change its name to "BBM Holdings, Inc." and (2) increase the total authorized capital stock of the Registrant to 60,000,000 shares of which 50,000,000 shares were designated common stock, no par value, and 10,000,000 shares were designated preferred stock, no par value, of which 1,454,090 shares of the Preferred Stock were designated Series A Preferred Stock (the "Series A Stock"). Prior to the Merger, the Registrant declared and paid a dividend of one share of Series A Stock per share of Common Stock outstanding. Each share of Series A Stock represents the right to exchange such share for a pro rata share (among the issued and outstanding Series A Stock) of whatever right, title and interest is held by the Registrant in the Units consisting of 465,000 shares of common stock of Lightspace Corporation, a Delaware corporation (“Lightspace”) and warrants to purchase common stock of Lightspace (the "Lightspace Securities"), described in the Form 10QSB-A filed by the Registrant on November 16, 2006.

The merger (reverse acquisition) described above has been accounted for as a purchase business combination in which Broadband Maritime was the acquirer for accounting purposes and BBM was the legal acquirer. No goodwill has been recognized since BBM was a “shell company.”  Accordingly, the accompanying condensed consolidated statements of operations include the results of operations of Broadband Maritime from March 30, 2007, the effective date of the Merger, through June 30, 2007.

Net liabilities of BBM as of March 30, 2007 were as follows:

Investment in securities	$372,000
Dividend payable	(372,000)
$-

BBM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

Accounts Receivable, net

Accounts receivable, net, represents uncollateralized customer obligations due under normal trade terms. The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of the amount that will not be collected. Based on the discontinuance of the Company’s operations, management has deemed it appropriate to write-off one hundred percent (100%) of all outstanding accounts receivables as of June 30, 2007.

Inventories, net

Inventories are stated at the lower of cost or market, with cost determined on the last-in first-out method. In light of the cessation of the Company’s operations, management evaluated the value of the inventories based on its ability to sell those assets. Each item of inventory, on an item-by-item basis, was valued based on its potential sales value on the open market. The items which management believes can be sold were written down to either 10% of its carrying costs or the actual value the individual item can be sold on the open market. The remainder of the inventory was written down to nil. During the three months ended June 30, 2007, the Company wrote-down its inventories by approximately $1,265,000.

Machinery and Equipment, net

Machinery and equipment, net is stated at cost less accumulated depreciation. Machinery and equipment, net is depreciated on the straight-line method over the estimated useful lives of the respective asset, which is currently three years for all assets. Maintenance and repairs are charged to operations, while betterments and improvements are capitalized. In light of the cessation of the Company’s operations, management evaluated the carrying costs of each item comprising machinery and equipment, net. Similar to inventories, machinery and equipment, was valued on its potential sales value on the open market. The items which management believes can be sold were written down to between 10% and 17% of its carrying costs while the remainder of the machinery and equipment was written down to nil. During the three months ended June 30, 2007, the Company wrote down its machinery and equipment, net by $447,000.

Revenue Recognition

The Company recognizes revenue from the sale of equipment after installation and acceptance by its customer. The Company recognized revenue in connection with services and maintenance contracts over the course of the related contracts with the customers. The Company deferred the revenue from prepaid calling cards, until the customers had utilized the prepaid minutes purchased on the cards. The Company's revenue recognition policy complied with the Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition", amended by SAB 104. Revenue was recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists - A non-cancelable signed agreement between the Company and the customer is considered to be evidence of an arrangement

•	Delivery has occurred or services have been rendered - Revenues are recognized only on the delivery of equipment and acceptance by customers or on the delivery of service.

•
The seller's price to the buyer is fixed or determinable - The Company generally considers payments that are due within a year to be fixed or determinable based upon its successful collection history on such arrangements.

BBM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Upon the discontinuation of the Company’s operations, management realized that revenue previously recognized would no longer be collectible as the customers had cancelled their contracts after acceptance of equipment. This analysis resulted in the Company having negative revenues in the third quarter of 2007 of $215,000.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Research and Development Costs

The Company complied with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and Development Costs”. Expenditures for research, development and engineering of products and manufacturing processes were charged to operations as incurred.

Income Taxes

The Company complies with SFAS No. 109, “Accounting for Income Taxes”, which requires an asset and liability approach to financial reporting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the carrying amounts and the tax bases of the assets and liabilities. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate, including the recognition of income tax benefits for loss carry forwards, credit carry forwards and certain temporary differences for which tax benefits have not previously been recorded. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

Loss Per Common Share

The Company complies with SFAS No. 128 “Earnings per Share.” Under SFAS No. 128, basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period. The calculation of diluted loss per common share excludes potential common shares if the effect is anti-dilutive. Therefore, basic and diluted loss per share were the same for the three and nine months ended June 30, 2007 and 2006. As of June 30, 2007, the Company had the following common share equivalents outstanding:

Warrants	12,226,242
Options	626,620
Total	12,852,862

Investments in Securities

Investments that do not qualify as trading securities or available for sale securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity," are included in investments in securities on the unaudited condensed consolidated balance sheet and are accounted for under the cost method as they are non-public companies for which we do not exert significant influence or public securities for which sale is restricted.

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

Recently Issued Accounting Pronouncements

In July 2006, the FASB published FASB Interpretation (“FIN”) No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS 109, “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company does not expect this new FIN to have any impact upon its financial position, results of operations or cash flows.

Reclassifications

Certain 2006 amounts have been reclassified in order to conform to the 2007 presentation.

Note 4. RELATED PARTY TRANSACTIONS

Liquidating Dividend

On April 30, 2006, substantially all the assets (other than approximately $35,000 of cash or other liquid assets and common stock and warrants to purchase common stock of Lightspace having an approximate value of $372,000 as of September 30, 2006) and liabilities of Prime Resource, Inc. were transferred to a private business entity controlled by the principal shareholders of Prime Resource, Inc. (pre-Merger) in exchange for a reduction in the number of the Registrant's shares held by such shareholders and other consideration.

At December 31, 2006, the Company had converted its notes receivable from Lightspace, together with accrued interest as of the date of the Assignment, into the promisor's restricted equity securities. Accordingly, these securities have been recorded as investments in non-trading securities.

Subsequent to year-end, Lightspace became a publicly trading company. Based upon management's assessment of the relative fair value of the restricted shares, no impairment in value was recorded upon the conversion or subsequent to the conversion.

Broadband Maritime Services, Inc.

Broadband Maritime Services, Inc. ("Services"), which is owned by an officer of Broadband Maritime (the "Owner"), was formed to provide customer service to Broadband Maritime’s customers in accordance with the Sabbath Work Rules and other requirements of Orthodox Jewish Law. Broadband Maritime entered into a Management Services Agreement with Services on August 4, 2005, in which Services provides management services to Broadband Maritime in exchange for a fee. Broadband Maritime has transferred to Services all of its existing agreements with customers to provide broadband satellite services and Services has agreed to assume Broadband Maritime’s obligations under the customer agreements. The management fee is equal to the revenues received by Services less related expenses paid by Services. Broadband Maritime has an option to acquire ownership of Services for $1.00 upon the occurrence of the following events: the Owner ceasing to be employed by Broadband Maritime or certain reorganizations of Broadband Maritime , such as a public offering or merger.

Broadband Maritime Services, Inc. was paid $475,000 during the nine months ended June 30, 2007 and $196,000 during the nine months ended June 30, 2006 due to a substantial increase in personnel employed by Services. Subsequent to June 30, 2007, Services and Broadband Maritime terminated the Management Services Agreement, and Services filed for dissolution as it no longer has a purpose for existence.

BBM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5. STOCKHOLDERS’ DEFICIT

Prior to completion of the merger, on March 22, 2007, Prime Resource, Inc. amended its Articles of Incorporation to increase its total authorized capital from 50,000,000 shares to 60,000,000 shares, of which 50,000,000 shares are common stock, no par value, ("Common Stock") and 10,000,000 shares are preferred stock, no par value, ("Preferred Stock") 1,454,090 of which are designated as Series A Preferred Stock. On March 30, 2007, Prime Resource, Inc. declared and paid a dividend payable in shares of Series A Preferred Stock at the rate of one share of Series A Preferred Stock per issued and outstanding share of Common Stock.

On March 22, 2007, Prime Resource, Inc. amended its Articles of Incorporation to change its name to BBM Holdings, Inc.

In accordance with the Merger Agreement, BBM issued an aggregate of 23,773,217 shares Common Stock to the shareholders of Broadband Maritime in consideration for their exchange of their Broadband Maritime shares. BBM issued one share of Common Stock per 0.0596 share of Broadband Maritime Preferred Stock issued and outstanding immediately prior to the Effective Time, and one share of Common Stock per 59.558 shares of Broadband Maritime Common Stock issued and outstanding immediately prior to the Effective Time. In connection with the Merger, BBM also issued, or reserved for the issuance upon surrender of outstanding warrants or options, warrants and options to purchase an aggregate of 14,979,835 shares Common Stock in consideration for the surrender of warrants and options to purchase Broadband Maritime Common Stock. Each warrant and option to purchase Broadband Common Stock granted and unexercised immediately prior to the Effective Time (a "Broadband Maritime Option"), vested or unvested, represents the right to receive an option or warrant, as the case may be, to acquire Common Stock at the rate of one share of Common Stock per 59.559 shares Broadband Maritime Common Stock upon exercise of the Broadband Maritime Option. The substituted warrants will retain the exercise period provided for at the time of their original issuance, which in each case was five years. The per share exercise price of the warrants, which ranged from $0.01 to $0.02, has been adjusted proportionately.

Issuance of Class A Preferred Stock

In October 2006, the Company entered into a Subscription Agreement to sell to the Investors an aggregate of up to 500,000 shares of convertible preferred Class A stock, $0.0001 par value, in Units with five year warrants, exercisable to purchase an aggregate of up to 250,000,000 shares of common stock at $0.02 per share, in two tranches of up to 250,000 Units each, for an aggregate price of up to $2,500,000 per tranche. The first tranche was closed on October 31, 2006 and $2,500,000 was received from investors. The second tranche was closed in March 2007 for an aggregate additional proceeds of $4,240,000.

Note 6. COMMITMENTS AND CONTINGENCIES

As of June 30, 2007, the Company continues to occupy and operate out of office facilities which are covered under a non-cancellable operating lease which expires in May 2010.

As a result of the cessation of operations, Broadband Maritime’s largest customer, Danaos Holdings Limited, (“Danaos”) has submitted a claim to the Company in the amount of $450,000 in connection with the sale of seven systems to Danaos over the last three years.  The claim also includes $30,000 for commissions due a related company, Danaos Management Consultants.  Danaos purchased four of these systems for $240,000 approximately three years ago.  They accepted the installation of three additional systems totaling $180,000 between October 1, 2006 and March 27, 2007.  The three additional systems were paid for in April 2007.  The claim was received by the Company on August 2, 2007 and it has yet to be completely evaluated.  The Company has taken a reserve in the amount of $180,000 equal to the amount paid for the last 3 systems in consideration of this claim.  Commissions in the amount of approximately $46,000 have also been accrued.

In addition, another customer has indicated that they are considering a possible claim for the installation costs incurred and the anticipated removal costs for a recently installed system. In anticipation of this possible claim, the Company accrued $15,000 which it believes is sufficient to cover any costs connected with this possible claim.

Although the Company knows of no other actual, pending or threatened claims or litigation against it, there could be further contingencies associated with the cessation of the Company’s operations.

BBM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. RESTRUCTURING EXPENSE (COSTS ASSOCIATED WITH CESSATION OF THE COMPANY’S OPERATIONS)

During the three months ended June 30, 2007, the Company established a restructuring accrual to account for the costs associated with the cessation of the Company’s operations. These costs include inventory and machinery and equipment write-downs (see Note 3), equipment lease terminations, customer claims and other costs. These costs, as reflected on the accompanying condensed consolidated statement of operations for the three months ended June 30, 2007, are net of (i) settlements directly associated with the Company’s efforts to settle liabilities (for reduced amounts) due vendors and others and (ii) the forgiveness of note payables to founders . A summary of restructuring expense is as follows (dollar amounts in thousands):

	Three months ended June 30, 2007

	Charged	Paid or	Remaining
	To Expense	Settled	Liability

Inventory and fixed asset write-downs	$1,575	$1,575	$ ---
Equipment lease terminations	137	---	137
Customer claims	195	---	195
Unbilled sales write-off	48	48	---
Vendor settlements	(157)	---	---
Forgiveness of indebtedness	(157)	---	---
	$1,641	$1,623	$332

The foregoing remaining liability of $332,000, included in the accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of June 30, 2007 does not include contingencies, if any, connected with claims unknown to the Company at this time. However, the customer claims of $195,000 was offset in part by the settlement of a previous claim by another customer.

BBM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Item. 2 Management’s Discussion and Analysis or Plan of Operations

Safe Harbor Statement

Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” and words of similar import, constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company’s financial and business prospects. These forward looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. The Company cautions investors that any forward-looking statements it makes are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. Any investment in our common stock involves a high degree of risk.

Historically, Broadband Maritime’s technology provided online connectivity to global traveling vessels as well as international telephone service from the ship to worldwide destinations. The system provided the connection that could also support incremental revenue opportunities from the sales of additional communication and entertainment services.

On March 30, 2007 (the "Effective Date"), Prime Acquisition, Inc., a a wholly-owned subsidiary of the Registrant, merged with and into Broadband Maritime Inc., a Delaware corporation (the “Merger”), and the stockholders of Broadband Maritime received Common Stock of the Registrant. As a result of the Merger, Broadband Maritime is the surviving corporation and the Registrant's only wholly-owned subsidiary and sole operating entity. Broadband Maritime is a telecommunications engineering and service company offering turn key, always-on Internet access to commercial shipping fleets. For purposes of accounting, Broadband Maritime is treated as the accounting acquirer and as such these condensed consolidated financial statements contain present the operations of Broadband Maritime for all periods presented.

In connection with the Merger, the Articles of Incorporation of the Registrant were amended on March 22, 2007, to (1) change its name to "BBM Holdings, Inc." and (2) increase the total authorized capital stock of the Registrant to 60,000,000 shares, of which 50,000,000 shares were designated common stock, no par value, and 10,000,000 shares were designated preferred stock, no par value, of which 1,454,090 shares of the Preferred Stock were designated Series A Preferred Stock (the "Series A Stock"). Prior to the Merger, the Registrant paid a dividend of one share of Series A Stock per share of Common Stock outstanding. Each share of Series A Stock represents the right to exchange such share for a pro rata share (among the issued and outstanding Series A Stock) of whatever right, title and interest is held by the Registrant in the Units consisting of 465,000 shares of common stock of Lightspace, and warrants to purchase common stock of Lightspace (the "Lightspace Securities"), described in the Form 10-QSB-A filed by the Registrant on November 16, 2006.

The merger (reverse acquisition) described above has been accounted for as a purchase business combination in which Broadband Maritime was the acquirer for accounting purposes and BBM was the legal acquirer. No goodwill has been recognized since BBM was a “shell company.”  Accordingly, the accompanying condensed consolidated statements of operations include the results of operations of Broadband Maritime from March 30, 2007, the effective date of the Merger, through June 30, 2007.

Discontinued Operations and Divestment of Assets

On June 5, 2007, BBM Holdings announced that it had ceased operations and reduced employment to a small residual force.  The Company committed to this action following a meeting of  the Board of Directors (the “Board”) on May 31, 2007.  The Company received notification of the cancellation of two customer contracts on May 22, 2007 and May 28, 2007, respectively.  In addition, the Company’s largest customer announced that it would suspend further installations of systems on its vessels for a four-month period.   The Company also received notification of the cancellation of a third customer contract on June 1, 2007.

BBM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Based on the cancellations and suspension of installations, the Board assessed that the Company’s installation schedule was severely jeopardized and the ability to raise additional required funds would be greatly impaired.  The Board directed management to cease operations immediately in order to conserve cash and maximize the value of the Company.

On May 31, 2007 and as a result of the Company’s plan to cease operations, Mary Ellen Kramer and Zevi Kramer resigned as directors of the Company effective as of such date.  The resignations of Ms. Kramer and Mr. Kramer were not related to any disagreement between them and the Company on any matter relating to the Company’s operations, policies or practices.  Ms. Kramer continues to serve as the Principal Executive Officer and Principal Financial Officer of the Company.

The Company is in the process of negotiating with its current vendors a release of long term obligations and have begun to attempt to sell its assets.

Once the assets of Broadband Maritime are disposed of or the Company deems there is no viable market for the assets, BBM Holdings Inc. will essentially be a “shell” corporation in that it will not have any active business operation or active business assets. Management of the Company through the Board of Directors, on a time available basis, will continue to search for, review and complete due diligence on various potential merger or acquisition proposals for which management would deem that the company would be a suitable acquisition candidate. To the date of this report, no such acquisition or merger proposal has been identified.

Products and Markets

With the sale of its active business assets, BBM currently has no active business products or markets. At the present time, management is engaged on a best-efforts, time available basis, in searching out a potential merger and acquisition candidate that would yield additional value to public shareholders in the entity. No warranty or assurance, however, of future results can be made or is implied by this representation.

The Company will continue to incur ongoing operating losses, which are expected to be greatly reduced due to the substantially inactive nature of the Company’s business. However, losses will be incurred in paying ongoing reporting expenses, including legal and accounting, as necessary to maintain the Company as a public entity, as well as ongoing costs, while searching for merger and acquisition candidates.

Liquidity and Sources of Capital

The liquidity of the Company is extremely limited at the present time in terms of its ability to pay for ongoing reporting and minimal operating expense as previously described. In addition, not all obligations of the Company have been settled and it is possible other financial obligations of the Company may occur.

BBM has no present avenues of financing and no present plans to obtain interim financing while continuing its search for a suitable merger or acquisition candidate and arrangements. Should there come a point in time when the Company has exhausted its reserve funds and must seek additional funding to maintain itself as a public reporting company engaged in searching for merger and acquisition opportunities, it may be necessary to seek private capital through the sale of additional restricted stock or borrowing either from principal shareholders or private parties. It does not appear probable that BBM would be able to attain financing from any commercial lending source, as it is presently constituted.

As a result of the foregoing, the future liquidity of the Company and funding sources must be considered as tentative and very limited and pose a substantial risk factor to the ongoing viability of BBM. At present, the Company has no known or fixed means of alternative or subsequent financing.

Risk Factors

BBM has employed this section to discuss what it considers present and actual risk factors to the ongoing viability of BBM.

BBM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.
There is no assurance that the Company can continue as an inactive public reporting entity. BBM will not be able to sustain itself and pay the required accounting, auditing or other reporting costs necessary to continue as a public entity for the indefinite future. Further, there is no assurance or warranty that additional interim funding can be obtained to maintain the Company as a public entity after its reserve funds are exhausted.

2.
Future regulations by various state or federal securities agencies, such as the State of Utah, Division of Securities or the Securities and Exchange Commission (SEC) could make it difficult or impossible for the Company to continue as an inactive public company through adoption of various administrative regulations and filing requirements which make it impossible or very difficult for the Company to continue as a non-operating public company.

3.
Only minimal management, time and expertise is being devoted to the operation of the Company now that it is inactive. Initial reviews of merger and acquisition opportunities are being completed by the Board, who, on a time available basis, will seek to search out and attempt to locate various merger or acquisition candidates or proposals for the Company. There is no assurance or warranty that the Board will be successful in ongoing efforts to find a merger or acquisition candidate.

4.
Any completion of a merger or acquisition agreement would be approved by the existing controlling stockholders who still continue, even after their recent reduction in shares, to hold a majority position in the Company. Further, it is likely that existing stockholders will incur a significant dilution to their aggregate stockholder percentages.

5.
Any completed merger or acquisition may result in new management being appointed to control the Company and a new business activity being selected over which the existing stockholders would essentially have no control or meaningful voice, other than the potential exercise of dissenting stockholder rights under Utah law under certain circumstances but even then no under all merger or acquisition structures.

6.	The Company will have no ongoing revenues or income to support it during this interim period.

Results of Operations

Nine months ended June 30, 2007 compared to the nine months ended June 30, 2006

Results of operations for the nine months ended June 30, 2007 reflect the following changes from the prior period:

	Nine months ended June 30,
	2007	2006	Change
Revenues	$377,000	$104,00	$273,000
Cost of revenues	1,250,000	803,000	447,000
Selling, general & administrative expenses	2,488,000	1,638,000	850,000
Research and development expenses	1,116,000	819,000	297,000
Employee stock-based compensation	4,000		4,000
Restructuring Expense	1,641,000		1,641,000
Loss from Operations	(6,122,000)	(3,156,000)	(2,966,000)
Other Income	10,000	59,000	(49,000)
Net loss	$(6,112,000)	$(3,097,000)	$(3,015,000)

Revenues for the nine months ended June 30, 2007 exceeded the comparable period for 2006 by approximately $273,000 which reflects an increase in the number of installed systems in place, as well as increased installation service revenue. This increase was in spite of the write-off of several systems which were refunded in conjunction with the cessation of Broadband Maritime’s operations.

BBM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cost of revenues increased approximately $447,000 in the nine months ended June 30, 2007 compared to the prior year, reflecting the cost of systems sold and the effect of satellite service rebates received in the prior year that were not repeated in 2007. In addition, the Company wrote off certain obsolete inventory of approximately $65,000 in the nine months ended June 30, 2007.

Selling, general and administrative expenses increased approximately $850,000 reflecting $300,000 in increased legal and accounting fees, and $315,000 in payroll and benefits.

Research and development expenses increased approximately $297,000 compared to the nine months ended June 30, 2006. This reflects increased payroll costs related to next-generation products and improved service.

Costs related to closing operations include inventory writedown of approximately $1,265,000, and fixed assets writedown of approximately $447,000 and a gain from the forgiveness of a note payable to an affiliate as well as a gain from vendor settlements of a total of approximately $314,000. Other restructuring costs for the first nine months of 2007 include a reserve for possible customer claims of $195,000.

Loss from operations increased from a loss of approximately $3,156,000 for the nine months ended June 30, 2006 to approximately $6,122,000 for the same period in 2007. The increase of almost $3,000,000 in the loss reflects higher revenues, which were more than offset by higher cost of revenues, selling, general and administrative expenses, higher research and development costs, and costs associated with closing operations.

Interest income decreased by approximately $49,000 to approximately $10,000 in the first nine months of 2007.

Net loss increased approximately $3,015,000 from the prior interim period, due to increased losses from operations and costs associated with the cessation of operations.

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

Results of operations for the three months ended June 30, 2007 reflect the following changes from the prior period:

	Three months ended June 30
	2007	2006	Change
Revenues	$(215,000)	$19,000	$(234,000)
Cost of revenues	308,000	291,000	17,000
Selling, general & administrative Expenses	785,000	570,000	215,000
Research & development expenses	291,000	305,000	(14,000)
Restructuring expense	1,641,000		1,641,000
Loss from operations	(3,240,000)	(1,147,000)	(2,093,000)
Other income	10,000	153,000	(143,000)
Net loss	($ 3,230,000)	($994,000)	($ 2,236,000)

Revenues in the three months ended June 30, 2007 fell by approximately $234,000 as the Company wrote-off all sales which were deemed uncollectible due to the discontinuation of the Company’s operations.

Cost of revenues increased $17,000 reflecting the cost of the incremental system sold, cost of installation service and higher satellite costs.

BBM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Selling, general and administration expenses increased $215,000 reflecting higher payroll costs and higher professional fees.

Research and development spending decreased $14,000 as all research and development expenses ceased at the end of May, 2007.

Loss from operations increased $2,093,000 due to the write-off of uncollectible revenues coupled with higher costs of revenue, increased selling, general and administration expenses and costs associated with closing operations.

Interest income decreased by approximately $143,000 to approximately $10,000 during the third quarter of 2007.

Net loss increased approximately $2,236,000 from the prior interim period, due to increased losses from operations and costs associated with the cessation of operations.

BBM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.
The Company’s Chief Executive Officer and Chief Financial Officer (who are the same person) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended). Based on such evaluation, such officer has concluded that the disclosure controls and procedures are not effective as of June 30, 2007 (see below).

Material Weaknesses and Changes in Internal Controls. During the review of our financial statements for the three and nine-month periods ended June 30, 2007, our independent registered public accounting firm identified material weaknesses in our internal controls over financial reporting connected primarily with non routine transactions and disclosures. The identified material weaknesses are due, in large part, to our lack of accounting and financial resources. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Since these material weaknesses were identified by our independent registered public accounting firm in connection with its review of the financial statements in this Form 10-QSB, the non routine transactions and disclosures subject to these issues are correctly accounted for and disclosed by us in the condensed consolidated financial statements included in this Form 10-QSB and no restatement of any previously filed financial statements is required. However, on a going forward basis, management will continue to evaluate our disclosure controls and procedures concerning the recording of non routine transactions and disclosures in order to prevent the recurrence of the circumstances that resulting in the material weaknesses identified in connection with the review of the condensed consolidated financial statements in this Form 10-QSB.

Inherent Limitations on Effectiveness of Internal Controls

The Company’s management, including the chief executive officer and chief financial officer (who are the same person), do not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all errors and all fraud that could occur. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II- OTHER INFORMATION

Item 1. - Legal Proceedings

Item 3. - Defaults Upon Senior Securities.

Item 4. - Submission of Matters to a Vote of Security Holders.

Item 5. - Other Information

Item 6. - Exhibits

Exhibit Number

1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 202 of the Sarbanes Oxley Act of 2002.

2.	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Signatures
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

BBM HOLDINGS, INC.

By:	/s/ Mary Ellen Kramer
Mary Ellen Kramer
Chief Executive Officer and
Chief Financial Officer

Dated: August 20, 2007

INDEX TO EXHIBITS

No.	Description

-20