Form 10KSB
period 2007-09-30
BBM HOLDINGS, INC.
filed 2008-01-15
CIK 1173281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to __________.

Commission File No: 000-28307

BBM HOLDINGS, INC.
(Name of Small Business Issuer in its Charter)

Utah	13-3709558
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

61 Broadway, Suite 1905
New York, New York 10006
(Address of Principal Executive Offices)

(212) 430-6369
Issuer’s Telephone Number

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under to Section 12(g) of the Exchange Act:

Common Stock, no par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year.  $377,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold at January 9, 2008 was $0.65.

At January 9, 2008, the registrant had 25,247,006 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Part I

Item 1.   DESCRIPTION OF BUSINESS

Our discussion and analysis of the Business and subsequent discussion of financial conditions may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical in nature, including statements about beliefs and expectations, are forward-looking statements. Words such as “may,” “will,” “should,” “estimates,” “predicts,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties as described in greater detail in our “Risk Factors” on page 14 to this Annual Report. You are cautioned that these forward-looking statements reflect management’s estimates only as of the date hereof, and we assume no obligation to update these statements, even if new information becomes available or other events occur in the future. Actual future results, events and trends may differ materially from those expressed in or implied by such statements depending on a variety of factors, including, but not limited to those set forth in our filings with the SEC. Specifically, and not in limitation of these factors, we may alter our plans, strategies, objectives or business.

We are a reporting company and file annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any reports, proxy statements or other information that we file at the SEC’s public reference room at 100 F Street N.E., Room 1580, Washington, D.C., 20549. You can also request copies of these documents by writing to the SEC and paying a fee for the copying costs. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. Our public filings with the SEC are also available on the web site maintained by the SEC at http://www.sec.gov.

General and Historical

Summary

BBM Holdings, Inc (formerly Prime Resource, Inc.) (“BBM”, the “Company” or the “Registrant”) is a Utah corporation that was organized on March 29, 2002 as a successor entity to Prime, LLC, a Utah limited liability company. Prime Resource, Inc. (n/k/a BBM Holdings, Inc.). BBM is currently a “shell company” and does not have any active business operation or active business assets.

On April 30, 2006, Prime Resource, Inc. transferred substantially all of its assets, essentially becoming a “shell company” without any active business purpose or active business assets. On March 22, 2007, the Registrant changed its name to “BBM Holdings, Inc.” On March 30, 2007 (the "Effective Date"), Prime Acquisition, Inc., a wholly-owned subsidiary of the Registrant, merged with and into Broadband Maritime, Inc. (“Broadband”), a company providing broadband internet service and international telephone service for the maritime industry. On June 5, 2007, the Registrant announced that it ceased operations and reduced employment to a small residual force.

Background of Prime Resource, Inc.

Historically, Prime Resource, Inc. was primarily engaged in group insurance brokerage as well as investment and pension consulting, through its wholly-owned subsidiaries, Belsen Getty, LLC and Fringe Benefit Analysts, LLC.

The Registrant under its former name “Prime Resource, Inc.” completed a public offering of 150,000 shares of its Common Stock in July 2002. BBM has reporting obligations under Section 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

As of April 30, 2006, substantially all the assets (other than approximately $35,000 of cash or other liquid assets and common stock and warrants to purchase common stock of Lightspace Corporation having an approximate value of $372,000 as of September 30, 2006) and liabilities of Prime Resource, Inc. were transferred to a private business entity controlled by the principal shareholders of Prime Resource, Inc. (pre-Merger) in exchange for a reduction in the number of the Registrant's shares held by such shareholders and other consideration.

The Merger with Broadband

Immediately prior to the Merger, the Registrant was a “shell company” that did not have any active business purpose or active business assets.

On March 30, 2007 (the "Effective Date"), Prime Acquisition, Inc., a wholly-owned subsidiary of the Registrant, merged with and into Broadband (the “Merger”), and the stockholders of Broadband received Common Stock of the Registrant. As a result of the Merger, Broadband is the surviving corporation and the Registrant's only wholly-owned subsidiary and, formerly, its sole operating entity. Broadband was a telecommunications engineering and service company offering turn key, always-on Internet access to commercial shipping fleets. For purposes of accounting, Broadband is treated as the accounting acquirer and as such these consolidated financial statements present the former operations of Broadband for all periods presented.

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

In addition, in connection with the Merger, the Registrant changed its fiscal year from December 31 to September 30.

The merger (reverse acquisition) described above has been accounted for as a purchase business combination in which Broadband was the acquirer for accounting purposes and BBM was the legal acquirer. No goodwill has been recognized since BBM was a “shell company.” Accordingly, the accompanying consolidated statements of operations include the results of operations and cash flows of Broadband from October 1, 2005 through September 30, 2007 and the results of operations and cash flows of the Registrant from March 30, 2007, the effective date of the Merger, through September 30, 2007.

Background of Broadband

Broadband, formerly ePCX.com Inc., was incorporated under the laws of the State of Delaware. It was formed as a New Hampshire corporation in November 1999. Broadband was founded to develop innovative, cost-effective voice and data network solutions for use in niche markets.

Until June, 2007, Broadband was a US-based telecommunications service provider. Broadband developed a broadband internet service and international telephone service for the maritime industry. Historically, Broadband’s technology provided online connectivity to global traveling vessels as well as international telephone service from the ship to worldwide destinations. Broadband was a telecommunications engineering and service company offering a turn key solution providing always-on Internet access to commercial shipping fleets, as well as ship-to-shore telephone service with worldwide termination.

Discontinued Operations and Divestment of Assets

On June 5, 2007, BBM Holdings announced that it ceased operations and reduced employment to a small residual force. The Company committed to this action following a meeting of the Board of Directors (the “Board”) on May 31, 2007. The Company received notification of the cancellation of two customer contracts on May 22, 2007 and May 28, 2007, respectively. In addition, the Company’s largest customer announced that it would suspend further installations of systems on its vessels for a four-month period. The Company also received notification of the cancellation of a third customer contract on June 1, 2007.

Based on the cancellations and suspension of installations, the Board assessed that the Company’s installation schedule was severely jeopardized and the ability to raise additional required funds would be greatly impaired. The Board directed management to cease operations immediately in order to conserve cash and maximize the value of the Company.

On May 31, 2007, Mary Ellen Kramer and Zevi Kramer resigned as directors of the Company effective as of such date. The resignations of Ms. Kramer and Mr. Kramer were not related to any disagreement between them and the Company on any matter relating to the Company’s operations, policies or practices. Ms. Kramer continued to serve as the Principal Executive Officer and Principal Financial Officer of the Company until, November 1, 2007, the closing of the sale of Broadband’s remaining assets.

The Company has negotiated with substantially all of its current vendors to obtain a release of long term obligations.

Once the assets of Broadband were disposed of, as discussed below, BBM Holdings Inc. became essentially be a “shell company” and does not currently have any active business operation or active business assets. Management of the Company through the Board of Directors, on a time available basis, will continue to search for, review and complete due diligence on various potential merger or acquisition proposals for which management would deem that the company would be a suitable acquisition candidate. To the date of this report, no such acquisition or merger proposal has been identified.

The following numbered paragraphs summarize the key consequences of the divestment to the Company and its shareholders.

1.
The discontinuation of the Company’s operations and the disposal of substantially all of the Company’s operating assets and the negotiated release from its outstanding liabilities substantially reduces the cash needs of the Company continuing cash requirements.

2.
The subsequent sale of the Company’s operations provides cash to the Company of $460,000 and releases the Company from liabilities of up to $465,000. This cash will pay the ongoing expenses of the Company as an inactive public company, including such matters as filing, accounting and legal fees necessary to maintain the Company’s trading on the Electronic Bulletin Board and continue it as a reporting company under the Securities and Exchange Act of 1934.

3.	The Board of Directors has the responsibility to continue to look for and obtain possible merger and acquisition candidates and proposals for the Company.

Subsequent Event: On October 16, 2007, the Company agreed to sell substantially all of its assets (primarily intellectual property and technology) relating to broadband services to ships to private investors for $460,000 pursuant to an asset purchase agreement (the “Asset Purchase Agreement”). The Company completed the transaction on November 1, 2007, after required stockholder approval under Utah corporate law. In conjunction with the completion of the asset sale, BBM’s major customer has agreed to release the Company of its obligation to pay accrued commissions of $45,000 as well as agreeing to withdraw its claim of $420,000.

Continuation of Company as Inactive Public Entity

BBM will continue on for so long as possible as an inactive public company seeking various merger, acquisition or other reorganization possibilities. BBM can give no future assurance that it would be successful in such efforts or that its limited retained maintenance will be adequate to continue the Company as an inactive public company, nor will there be any assurance of any additional funding being available to the Company. Our independent accountants have qualified their audit report by expressing doubt about the Company’s ability to continue as a “going concern.”

Description of Prior Products and Markets

AS INDICATED PREVIOUSLY, ALL DESCRIPTION OF BBM PRODUCTS AND MARKETS ARE MADE ONLY FOR THE FIRST NINE MONTHS OF FISCAL YEAR 2007, DURING WHICH THE COMPANY CEASED ITS OPERATIONS AND BEGAN TO SELL OR WRITE OFF ITS ASSETS. BBM'S FINANCIAL STATEMENTS, DISCUSSED BELOW, ARE ALSO PREMISED UPON THE FACT THAT IT HAD NO REVENUE OR INCOME AFTER MAY, 2007 AND ONLY LIMITED ACCRUING EXPENSES AND LIABILITIES AFTER THAT DATE.

I. BBM Holdings, Inc.

As the parent management entity for its operating subsidiary, BBM did not have any significant independent income and derived its income from its subsidiary operations as defined and described previously and below. BBM did not independently market any service or product, but acted solely and exclusively through its prior sole operating subsidiary as more specifically described under the following paragraphs.

Broadband Maritime, Inc.

Broadband was a telecommunications engineering and service company that, prior to June 5, 2007, offered a turn key solution providing always-on Internet access to commercial shipping fleets, as well as ship-to-shore telephone service with worldwide termination. Broadband's technology provided online connectivity to global traveling vessels as well as international telephone service from the ship to worldwide destinations.

The Service

Broadband’s global communications system delivered redundant, global broadband Internet access and unlimited data transmission to commercial ships at sea for a flat monthly fee.

Absence of Traditional Discussion of Financial Affairs and Status:

Because BBM ceased its active business purposes as of June 5, 2007 date, and divested all its assets on November 1, 2007, management does not believe it would be appropriate to continue with a traditional analysis of forward-looking financial condition and analysis of financial statements as normally contained on form 10-KSB report. Such matters are typically forward- looking discussions of specific business plans or projections, capitalization needs and prospects, future competitive factors, number of persons employed, environmental compliance and related subjects and topics, including equity and financing plans. BBM will discuss such matters below only in their historical context, and primarily in the light of the June, 2007 divestment and anticipated significant subsequent events.

There is included in this section a discussion captioned as SIGNIFICANT SUBSEQUENT EVENTS, in which management attempts to explain significant subsequent events to the September 30, 2007 date of this report which will bear upon the potential future of the Company.

Material Subsequent Events

BBM reports, as material subsequent information to this annual report, that on October 16, 2007, BBM agreed to sell substantially all of its assets (primarily intellectual property and technology) relating to broadband services to ships to private investors for $460,000 pursuant to an asset purchase agreement (the “Asset Purchase Agreement”). The transaction was completed on November 1, 2007, after required stockholder approval under Utah corporate law. In conjunction with the completion of the asset sale, BBM’s major customer has agreed to release the Company of its obligation to pay accrued commissions of approximately $45,000 as well as agreeing to withdraw its claim of $420,000.

The detailed terms of such sale are more fully described in the Company’s report on Form 8-K filed by BBM on October 16, 2007, to which was attached a complete copy of the definitive Asset Purchase Agreement, together with the exhibits and schedules to the agreement.

Following is a brief summary description of certain essential terms of the sale, but which does not purport or intend to be a complete or exhaustive listing of all detailed terms or provisions.

•	The principal transaction being reported involves the sale by BBM of substantially all of its assets (primarily intellectual property and technology) of its sole subsidiary Broadband.

•	Upon completion of the sale, BBM will continue on for so long as possible as an inactive public company seeking various merger, acquisition or other reorganization possibilities.

Upon closing of the asset sale, Mary Ellen Kramer resigned her position as CEO and President of BBM Holdings, and Andrew Limpert, a Director since April 2002, has been appointed CEO and President to serve on an interim basis.

Mr. Limpert, age 38, has been investment advisor associated with the Salt Lake based firm of Belsen Getty, LLC since 1998. Since April, 2006, Mr. Limpert has primarily been engaged in maintaining the Company and attempting to find reorganization candidates. Mr. Limpert holds a B.S. degree in finance from the University of Utah in Salt Lake City, Utah in 1995 and an M.B.A. from Westminster College of Salt Lake City, Utah in 1998. Mr. Limpert is not providing his services to the Company on a full-time basis and is assisting BBM on a limited as-needed basis.

Specific Business Plan and Projections

Because of the Asset Purchase Agreement, as generally outlined above, and due to the sale of substantially all of its assets and the cessation of the operations Broadband, BBM’s sole operating subsidiary in June 2007, BBM does not have any present business purpose or objective other than searching for a merger possibility. At present, the existing entity, BBM, must be considered only as an inactive public shell, without assets, or any revenue source and all business present planning and projects will be depended upon finding an appropriate merger candidate.

Competitive Factors

Based upon the foregoing disclosures, BBM does not have any basis to accurately project what competitive factors may exist, other than finding an appropriate acquisition candidate. Finding an appropriate candidate will be difficult and subject to competition from other companies with more capital and management than the Company.

Number of Persons Employed

At present, BBM has no employees. Andrew Limpert has agreed to act without compensation on an as needed basis to continue to manage the Company to ensure its continuation as an inactive public entity and to be the principal officer in charge of organizing and coordinating any merger activity.

Environmental Compliance

As previously indicated in prior filings for the Company, BBM is no longer an operating entity. The Company, as a result is not aware of any environmental claims or liabilities.

Governmental Compliance

BBM will continue as an inactive public company. As such, BBM will continue to be subject to various SEC and state securities rules and regulations. Its OTC Bulletin Board listing will also be subject to various rules and regulations by the OTC Bulletin Board. The foregoing is not meant to be exclusive, and the Company will continue to be subject to various generic governmental regulations, such as tax filing and reporting requirements, OSHA compliance, etc.

Item 2.   DESCRIPTION OF PROPERTY

Since BBM ceased operations in June 2007, BBM reduced employment to a small residual force and does not currently lease or own any facilities for office space. With the conclusion of the asset sale on November 1, 2007, BBM’s entire outstanding inventory and fixed assets were sold.

Item 3.   LEGAL PROCEEDINGS

Neither BBM nor its property is a party to any pending legal proceedings.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In connection with transactions contemplated in the Asset Purchase Agreement, dated October 16, 2007, BBM received approval by written consent of a majority of its shareholders to the transactions contemplated thereby and provided notice of such action to its shareholders in accordance with Utah corporate law. BBM completed the transaction on November 1, 2007, after required stockholder approval under Utah corporate law.

Part II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

BBM ‘s common shares are quoted on the OTC Bulletin Board (OTCBB) on May 26, 2004. Its trading symbol is BBMO.OB. Following is a table of the quotation ranges (high and low trading prices) for its shares for BBM’s last two fiscal years.

	High	Low		High	Low
FY 2006			FY 2007
January 1st - March 30th 2006	$1.50	$1.15	January 1st - March 30th 2007	*	*
April 1st - June 30th 2006	$2.00	$1.25	April 1st - June 30th 2007	$1.75	*
July 1st - September 30th 2006	$1.25	$1.25	July 1st - September 30th 2007	$1.35	$1.25
October 1st - December 31st 2006	$1.30	$1.25	FY 2008
October 1st - December 31st 2007				$1.25	$0.70
January 1st -January 11th 2008				$0.65	$0.65

* BBM’s common shares were not quoted.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Merger

In the Merger, BBM issued an aggregate of 23,773,217 shares Common Stock to the shareholders of Broadband in consideration for the surrender of their Broadband shares. BBM issued one share of its Common Stock per 0.0596 share of Broadband Preferred Stock issued and outstanding immediately prior to the Effective Time, and one share of Common Stock per 59.558 shares of Broadband Common Stock issued and outstanding immediately prior to the Effective Time. In connection with the Merger, BBM also issued, or reserved for the issuance upon surrender of outstanding warrants or options, warrants and options to purchase an aggregate of 14,979,835 shares of Common Stock in consideration for the surrender of warrants and options to purchase Broadband Common Stock. Each warrant and option to purchase Broadband Common Stock granted and unexercised immediately prior to the Effective Time (a "Broadband Option"), vested or unvested, represents the right to receive an option or warrant, as the case may be, to acquire Common Stock at the rate of one share of Common Stock per 59.559 shares Broadband Common Stock upon exercise of the Broadband Option. The substituted warrants will retain the exercise period provided for at the time of their original issuance, which in each case was five years. The per share exercise price of the warrants, which ranged from $0.01 to $0.02, has been adjusted proportionately.

Issuance of Class A Preferred Stock

In October 2006, Broadband entered into a Subscription Agreement to sell to private investors an aggregate of up to 500,000 shares of convertible preferred Class A stock, $0.0001 par value, in Units with five year warrants, exercisable to purchase an aggregate of up to 250,000,000 shares of common stock at $0.02 per share, in two tranches of up to 250,000 Units each, for an aggregate price of up to $2,500,000 per tranche. The first tranche was closed on October 31, 2006 and $2,043,000, net of $457,000 of bridge loan conversion (see Note 7) was received from investors. The second tranche was closed in March 2007 for aggregate additional proceeds of $4,240,000. After offering expenses of approximately $310,030 Broadband sold 656,000 shares of convertible preferred Class A stock for proceeds of $6, 251,000.

Concurrent with the Merger, all of Broadband’s convertible preferred Class A stock (1,318,291 shares) was converted into 22,134,228 common shares of BBM

Fiscal 2006 Activity

During the year ended September 30, 2006, Broadband issued 635,275 common shares (retroactively restated to 10,666 to reflect the number of shares received in the Merger) to employees from the exercise of stock options under the Employee Stock Option Plan, adopted in December 2005, at $0.01 per share. In addition, 12,500 common shares (retroactively restated to 210 to reflect the number of shares received in the Merger) were sold from the exercise of stock options relating to services rendered in connection with the sale of convertible debentures during the year ended September 30, 2005. Broadband also sold 2,500 common shares (retroactively restated to 42 to reflect the number of shares received in the Merger) to an individual under a stock option exercise relating to the conversion of a bridge loan.

Options

Broadband had entered into a Performance Option Agreement (the “Option Agreement”) with the founders granting them approximately 101,000,000 options which will vest and become exercisable only if Broadband achieves certain defined financial targets through June 30, 2007. The exercise price is equal to $0.01 per share subject to adjustments in exercise price due to merger, consolidation, capital readjustments or other similar transactions The options granted under the Option Agreement will terminate on the sooner of July 26, 2008, or June 30, 2007, to the extent the options have not become exercisable by such date. In connection with the cessation of the Company’s operations, the options granted under the Option Agreement were terminated.

In April 2006, Broadband entered into a stock option agreement with certain directors granting them 300,000 options exercisable through April 30, 2007 at $0.01 for services rendered during the year ended September 30, 2004 in lieu of stock issued and subsequently cancelled. These options were not exercised and expired on April 30, 2007.

In April 2006, Broadband entered into a stock option agreement with certain individuals granting them 867,906 options exercisable through April 30, 2007 at $0.01 for services rendered in connection with the sale of convertible debentures during the years ended September 30, 2005 and 2004 in lieu of stock issued and subsequently cancelled, as per Note 9. These options were not exercised and expired on April 30, 2007.

In April 2006, Broadband entered into a stock option agreement with an individual granting 2,500 options exercisable through April 30, 2007 at $0.01 for services in connection with the bridge financing, as per Note 8, during the year ended September 30, 2005. These options were not exercised and expired on April 30, 2007.

Item 6.   MANAGEMENT’ DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Safe Harbor Statement

Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” and words of similar import, constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company’s financial and business prospects. These forward looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of such Act and with the intention of obtaining the benefits of the “safe harbor” provisions of such Act. The Company cautions investors that any forward-looking statements it makes are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. Any investment in our common stock involves a high degree of risk. For a general discussion of some of these risks in greater detail, see our “Risk Factors” on page 14 to this Annual Report.

Historically, Broadband’s technology provided online connectivity to global traveling vessels as well as international telephone service from the ship to worldwide destinations. The system provided the connection that could also support incremental revenue opportunities from the sales of additional communication and entertainment services.

On March 30, 2007 (the "Effective Date"), Prime Acquisition, Inc., a wholly-owned subsidiary of the Registrant, merged with and into Broadband (the “Merger”), and the stockholders of Broadband received Common Stock of the Registrant. As a result of the Merger, Broadband is the surviving corporation and the Registrant's only wholly-owned subsidiary and sole operating entity. Broadband is a telecommunications engineering and service company offering turn key, always-on Internet access to commercial shipping fleets. For purposes of accounting, Broadband is treated as the accounting acquirer and as such these consolidated financial statements contain present the operations of Broadband for all periods presented.

In connection with the Merger, the Articles of Incorporation of the Registrant were amended on March 22, 2007, to (1) change its name to "BBM Holdings, Inc." and (2) increase the total authorized capital stock of the Registrant to 60,000,000 shares, of which 50,000,000 shares were designated common stock, no par value, and 10,000,000 shares were designated preferred stock, no par value, of which 1,454,090 shares of the Preferred Stock were designated Series A Preferred Stock (the "Series A Stock"). Prior to the Merger, the Registrant paid a dividend of one share of Series A Stock per share of Common Stock outstanding. Each share of Series A Stock represents the right to exchange such share for a pro rata share (among the issued and outstanding Series A Stock) of whatever right, title and interest is held by the Registrant in the Units consisting of 465,000 shares of common stock of Lightspace, and warrants to purchase common stock of Lightspace (the "Lightspace Securities"), described in the Form 10-QSB filed by the Registrant on November 16, 2006.

The merger (reverse acquisition) described above has been accounted for as a purchase business combination in which Broadband was the acquirer for accounting purposes and BBM was the legal acquirer. No goodwill has been recognized since BBM was a “shell company.” Accordingly, the accompanying consolidated statements of operations include the results of operations and cash flows of Broadband from October 1, 2005 through September 30, 2007 and the results of operations and cash flows of the Registrant from March 30, 2007, the effective date of the Merger, through September 30, 2007

Discontinued Operations and Divestment of Assets

On June 5, 2007, BBM Holdings announced that it ceased operations and reduced employment to a small residual force. The Company committed to this action following a meeting of the Board of Directors (the “Board”) on May 31, 2007. The Company received notification of the cancellation of two customer contracts on May 22, 2007 and May 28, 2007, respectively. In addition, the Company’s largest customer announced that it would suspend further installations of systems on its vessels for a four-month period. The Company also received notification of the cancellation of a third customer contract on June 1, 2007.

Based on the cancellations and suspension of installations, the Board assessed that the Company’s installation schedule was severely jeopardized and the ability to raise additional required funds would be greatly impaired. The Board directed management to cease operations immediately in order to conserve cash and maximize the value of the Company.

On May 31, 2007, Mary Ellen Kramer and Zevi Kramer resigned as directors of the Company effective as of such date. The resignations of Ms. Kramer and Mr. Kramer were not related to any disagreement between them and the Company on any matter relating to the Company’s operations, policies or practices. Ms. Kramer continued to serve as the Principal Executive Officer and Principal Financial Officer of the Company until November 1, 2007.

The Company has negotiated with substantially all of its current vendors to obtain a release of long term obligations.

Once the assets of Broadband are disposed of as discussed below, BBM Holdings Inc. will essentially be a “shell company” in that it will not have any active business operation or active business assets. Management of the Company through the Board of Directors, on a time available basis, will continue to search for, review and complete due diligence on various potential merger or acquisition proposals for which management would deem that the company would be a suitable acquisition candidate. To the date of this report, no such acquisition or merger proposal has been identified.

Subsequent Event: On October 16, 2007, BBM agreed to sell substantially all of its assets (primarily intellectual property and technology) relating to broadband services to ships to private investors for $460,000 pursuant to an asset purchase agreement (the “Asset Purchase Agreement”). The Company completed the transaction on November 1, 2007, after required stockholder approval under Utah corporate law. In conjunction with the completion of the asset sale, BBM’s major customer has agreed to release the Company of its obligation to pay accrued commissions of $45,000 as well as agreeing to withdraw its claim of $420,000.

Upon closing of the asset sales, Mary Ellen Kramer resigned her position as President of BBM Holdings, and Andrew Limpert, director since April 2002, was appointed interim president.

Mr. Limpert, age 38, has been an investment advisor with the Salt Lake based firm of Belsen Getty, LLC since 1998. Since April, 2006, Mr. Limpert has primarily been maintaining the Company and attempting to find reorganization candidates. Mr. Limpert holds a B.S. degree in finance from the University of Utah in Salt Lake City, Utah in 1995 and an M.B.A. from Westminster College of Salt Lake City, Utah in 1998. Mr. Limpert is not providing his services to the Company on a full-time basis nor is he being compensated.

Products and Markets

With the sale of its active business assets, BBM currently has no active business products or markets. At the present time, management is engaged on a best-efforts, time available basis, in searching out a potential merger and acquisition candidate that would yield additional value to public shareholders in the entity. No warranty or assurance, however, of future results can be made or is implied by these efforts.

The Company will continue to incur ongoing operating losses, which are expected to be greatly reduced due to the substantially inactive nature of the Company’s business. However, losses will be incurred in paying ongoing reporting expenses, including legal and accounting expenses, as necessary to maintain the Company as a public entity, as well as ongoing costs, while searching for merger and acquisition candidates.

Liquidity and Sources of Capital

The liquidity of the Company is extremely limited at the present time in terms of its ability to pay for ongoing reporting and minimal operating expenses as previously described. In addition, not all obligations of the Company have been settled and it is possible other financial obligations of the Company may occur.

As of September 30, 2007, BBM had cash of approximately $197,000 and inventory of $26,000, fixed assets of $61,000, security deposits of $87,000, other current assets of $3,000, and investment in Lightspace securities valued at $328,000.

After the asset sale, which was completed on November 1, 2007, BBM’s cash position increased by the $460,000 purchase price to approximately $650,000 while the entire outstanding inventory and fixed assets were sold.

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

As a result of the foregoing, the future liquidity of the Company and funding sources must be considered as tentative and very limited and pose a substantial risk factor to the ongoing viability of BBM. At present, the Company has no known or fixed means of alternative or subsequent financing. Our independent accountants have qualified their audit report by expressing doubt about the Company’s ability to continue as a “going concern.”

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

4.
Any completed merger or acquisition may result in new management being appointed to control the Company and a new business activity being selected over which the existing stockholders would essentially have no control or meaningful voice, other than the potential exercise of dissenting stockholder rights under Utah law under certain circumstances but even then not under all merger or acquisition structures.

5.	The Company will have no ongoing revenues or income to support it during this interim period.

Results of Operations

Results of operations for the year ended September 30, 2007 reflect the following changes from the prior period:

Year end September 30(1)

	2007	2006	Change
Revenues	$377,000	$124,000	$254,000
Cost of Revenues	1,252,000	1,203,000	49,000
Selling, General & Administrative Expenses	2,705,000	2,514,000	192,000
Research and Development Expenses Stock-based compensation Restructuring Costs	1,116,000 4,000 1,616,000	1,222,000 25,000	(107,000) 21,000 1,616,000
Loss from Operations	(6,316,000)	(4,840,000)	(1,476,000)
Other Income	12,000	101,000	(89,000)
Net loss	$(6,304,000)	$(4,739,000)	$(1,565,000)

(1)	The amounts set forth are rounded to the nearest one thousand.

Revenues for the year ended September 30, 2007 exceeded the comparable period for 2006 by approximately $253,000 which reflects an increase in the number of installed systems in place, as well as increased installation service revenue. This increase was in spite of the write-off of several systems which were refunded in conjunction with the cessation of Broadband’s operations.

Cost of revenues increased approximately $49,000 in the year ended September 30, 2007 compared to the prior year, reflecting the cost of systems sold and the effect of satellite service rebates received in the prior year that were not repeated in 2007. In addition, the Company wrote off certain obsolete inventory of approximately $65,000 in the year ended September 30, 2007.

Selling, general and administrative expenses increased approximately $191,000 reflecting $226,000 in increased legal and accounting fees, and $88,000 in payroll and benefits. These increased expenses in 2007 were partially offset by a decrease in the reserve for obsolete inventory of $55,000.

Research and development expenses decreased approximately $106,000 compared to the year ended September 30, 2006. This reflects decreased costs related to the development next-generation products.

Costs related to closing operations include inventory write-down of approximately $1,265,000, and fixed assets write-down of approximately $464,000 and a gain from the forgiveness of a note payable to an affiliate as well as a gain from vendor settlements of a total of approximately $366,000. Other restructuring costs for the year ended September 30, 2007 include a reserve for possible customer claims of $195,000.

Loss from operations increased from a loss of approximately $4,840,000 for the year ended September 30, 2006 to approximately $6,316,000 for the same period in 2007. The increase of almost $1,476,000 in the loss reflects higher revenues, which were more than offset by higher cost of revenues, selling, general and administrative expenses, and costs associated with closing operations.

Other income including interest income decreased by approximately $89,000 to approximately $12,000 for the year ended September 30, 2007.

Net loss increased approximately $1,565,000 from the prior interim period, due to increased losses from operations and costs associated with the cessation of operations.

Item 7.  FINANCIAL STATEMENTS

Following are the financial statements prepared by BBM and audited by its independent auditors. These financial statements constitute the formal presentation of financial information by the Company, such that all other financial information contained in this 10-KSB report should be read and reviewed in light of the following financial statements and notes thereto. Should there exist any conflict between information appearing elsewhere in this Report and the following financial statements, the financial statements should be given primary definition and control. The notes attached to the financial statements constitute an integral part of the financial disclosure and should be read and reviewed in connection with the financial statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
BBM Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of BBM Holdings, Inc. (the “Company”) as of September 30, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2007, and the results of its operations and their cash flows for each of the two years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred negative cash flows from operations and net losses since inception and has working capital and accumulated deficits. Further, the Company’s wholly-owned operating subsidiary ceased operations. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
January 14, 2008

BBM Holdings, Inc. and Subsidiaries
Consolidated Balance Sheet

September 30, 2007

ASSETS

Current Assets
Cash and cash equivalents	$197,000
Inventories, net	26,000
Prepaid expenses and other current assets	3,000
Total current assets	226,000

Machinery and equipment, net	61,000
Security deposits	87,000
Investment in securities	328,000
TOTAL ASSETS	$702,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$240,000
Accrued expenses	397,000
Total current liabilities	637,000

Long-term liabilities, dividend payable	328,000

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, Series A , no par value, 10,000,000
authorized shares; 1,454,090 issued and outstanding
Common stock, no par value, 50,000,000 authorized shares;
25,247,006 issued and outstanding	21,366,000
Accumulated deficit	(21,629,000)
Total stockholders' deficit	(263,000)
$702,000

See accompanying notes to consolidated financial statements.

BBM Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended
	September 30,
	2007	2006

NET REVENUES	$377,000	$124,000

OPERATING EXPENSES
Cost of revenues	1,252,000	1,203,000
Selling, general and administrative costs	2,705,000	2,514,000
Research and development costs	1,116,000	1,222,000
Stock-based compensation	4,000	25,000
Restructuring expense	1,616,000
Total operating expenses	6,693,000	4,964,000

Loss from operations	(6,316,000)	(4,840,000)

OTHER INCOME
Interest income, net	12,000	59,000
Other income		42,000
	12,000	101,000

Net loss	$(6,304,000)	$(4,739,000)

Net loss per common share
Basic and diluted	$(0.44)	$(2.91)

Weighted average number of common shares outstanding
Basic and diluted	14,255,000	1,629,000

See accompanying notes to consolidated financial statements.

BBM Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)
Years Ended September 30, 2007 and 2006

	Broadband Class A 5%		BBM Holdings Series A		Common
	Convertible Preferred Stock		Preferred Stock		Stock		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Total

Balances, October 1, 2005	572,021	$-	-	$-	1,625,431	$14,610,000	$(10,586,000)	$4,024,000

Exercise of stock options					10,918	7,000		7,000

Stock-based compensation on employee options granted						25,000		25,000

Net loss							(4,739,000)	(4,739,000)

Balances, September 30, 2006	572,021				1,636,349	14,642,000	(15,325,000)	(683,000)

Sale of class A 5% convertible preferred stock, net of expenses	656,000	6,251,000						6,251,000

Conversion of bridge loans into Broadband class A 5% preferred stock	45,700	457,000						457,000

Stock-based compensation						4,000		4,000

Class A 5% convertible preferred stock dividend issued	44,570

Exercise of stock options					4,834	2,000		2,000

Dividend of preferred stock granted to shareholders of the Registrant			1,454,090

Reverse acquisition on March 30, 2007
Conversion of Broadband preferred stock into
common stock	(1,318,291)	(6,708,000)			22,134,301	6,708,000		-
Common stock issued to the shareholders of Prime Resources, Inc					1,454,090

Sale of common shares					17,432	10,000		10,000

Net loss							(6,304,000)	(6,304,000)

Balances, September 30, 2007	-	$-	1,454,090	$-	25,247,006	$21,366,000	$(21,629,000)	$(263,000)

See accompanying notes to consolidated financial statements.

BBM Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flow

	Years Ended
	September 30,
	2007	2006

Cash flows from operating activities
Net loss	$(6,304,000)	$(4,739,000)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	163,000	263,000
Inventory write-down	1,265,000
Machinery and equipment write-down	464,000
Loss on disposal of fixed assets		43,000
Other restructuring charges	253,000
Vendor settlements and forgiveness of indebtedness	(366,000)
Security deposits applied to satisfy operating payables	134,000
Stock-based compensation	4,000	25,000
Changes in operating assets and liabilities:
Accounts receivable, net	10,000	25,000
Inventories, net	(253,000)	(219,000)
Prepaid expenses and other current assets	150,000	(14,000)
Accounts payable	(205,000)	126,000
Accrued expenses	(653,000)	(60,000)
Other liabilities and deferred revenues	(24,000)	(1,000)
Net cash used in operating activities	(5,362,000)	(4,551,000)

Cash flows from investing activities
Purchases of machinery and equipment	(376,000)	(156,000)
Refund of sub-lease security deposit	(9,000)
Receipt of security deposits	5,000
Net cash used in investing activities	(380,000)	(156,000)

Cash flows from financing activities
Proceeds from (repayment of) bridge loans	(358,000)	815,000
Net proceeds from issuance of preferred stock	6,251,000
Proceeds from sale of common stock	10,000
Proceeds from exercise of stock options	2,000	7,000
Net cash provided by financing activities	5,905,000	822,000

Net increase (decrease) in cash	163,000	(3,885,000)

Cash and cash equivalents at beginning of year	34,000	3,919,000
Cash and cash equivalents at end of year	$197,000	$34,000

Supplemental schedules of non-cash investing and financing activities:
Conversion of bridge loans into preferred stock	$457,000	$-

Conversion of preferred stock into common stock	$6,708,000	$-

See accompanying notes to consolidated financial statements.

BBM HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Merger - On March 30, 2007 (the "Effective Date"), Prime Acquisition, Inc., a Delaware corporation formed on December 18, 2006 and a wholly-owned subsidiary Prime Resources, Inc. (the “Registrant”), a Utah Corporation, merged with and into Broadband Maritime Inc. (“Broadband”), a Delaware corporation, ceasing its separate existence (the “Merger”). As a result of the Merger, Broadband is the surviving corporation and the Registrant's only wholly-owned subsidiary and sole operating entity. Until its cessation of operations in June 2007 (discussed below), Broadband was a telecommunications engineering and service company offering turn key, always-on Internet access to commercial shipping fleets. For purposes of accounting, Broadband is treated as the accounting acquirer and, as such, these consolidated financial statements present the operations of Broadband for all periods presented.

In connection with the Merger, the Articles of Incorporation of the Registrant were amended on March 22, 2007, to (1) change its name to "BBM Holdings, Inc." (the “Company”) and (2) increase the total authorized capital stock of the Registrant to 60,000,000 shares of which 50,000,000 shares were designated common stock, no par value, and 10,000,000 shares were designated preferred stock, no par value, 1,454,090 shares of the Preferred Stock were designated Series A Preferred Stock (the "Series A Stock"). Prior to the Merger, the Registrant declared a dividend of one share of Series A Stock per share of Common Stock outstanding. Each share of Series A Stock represents the right to exchange such share for a pro rata share (among the issued and outstanding Series A Stock) of whatever right, title and interest is held by the Registrant in the Units consisting of 58,166 Lightspace Units , each unit consisting of 8 shares and 12 warrants to purchase common stock of Lightspace Corporation, a Delaware corporation (the "Lightspace Securities"), described in the Form 10QSB-A filed by the Registrant on November 16, 2006.

In accordance with the Merger Agreement, BBM issued an aggregate of 23,773,217 shares Common Stock to the shareholders of Broadband in consideration for the surrender of their Broadband shares. BBM issued one share of its Common Stock per 0.0596 share of Broadband Preferred Stock issued and outstanding immediately prior to the Effective Time, and one share of Common Stock per 59.558 shares of Broadband Common Stock issued and outstanding immediately prior to the Effective Time. In connection with the Merger, BBM also issued, or reserved for the issuance upon surrender of outstanding warrants or options, warrants and options to purchase an aggregate of 14,979,835 shares of Common Stock in consideration for the surrender of warrants and options to purchase Broadband Common Stock. Each warrant and option to purchase Broadband Common Stock granted and unexercised immediately prior to the Effective Time (a "Broadband Option"), vested or unvested, represents the right to receive an option or warrant, as the case may be, to acquire Common Stock at the rate of one share of Common Stock per 59.559 shares Broadband Common Stock upon exercise of the Broadband Option. The substituted warrants will retain the exercise period provided for at the time of their original issuance, which in each case was five years. The per share exercise price of the warrants, which ranged from $0.01 to $0.02, has been adjusted proportionately.

The Merger (reverse acquisition) described above has been accounted for as a purchase business combination in which Broadband was the acquirer for accounting purposes and the Registrant was the legal acquirer. No goodwill has been recognized since the Registrant was a “shell company.”  Accordingly, the accompanying consolidated statements of operations include the results of operations and cash flows of Broadband from October 1, 2005 through September 30, 2007 and the results of operations and cash flows of the Registrant from March 30, 2007 (the Effective Date) through September 30, 2007.

Net liabilities of the Registrant as of March 30, 2007 were as follows:

Investment in securities	$372,000
Dividend payable	(372,000)
$-

Cessation of Operations - On June 5, 2007 the Company announced that it had ceased operations and reduced employment to a small residual force.  The Company committed to this action following a meeting of the Board of Directors on May 31, 2007.  The Company received notification of cancellation of two customer contracts on May 22, 2007 and May 28, 2007.  In addition, the Company’s largest customer indicated to the Company that it would suspend further installations of systems on its vessels for a four month period.   The Company also received notification of the cancellation of a third customer contract on June 1, 2007.

Based on the cancellations and suspension of installations, the Board of Directors assessed that the Company’s installation schedule was severely jeopardized and the ability to raise additional funds for the operations of the Company would be greatly impaired.  The Board directed management to cease operations immediately in order to conserve cash and maximize the value of the Company.

On May 31, 2007 and as a result of the Company’s plan to cease operations, Mary Ellen Kramer and Zevi Kramer resigned as directors of the Company effective as of such date.  The resignations of Ms. Kramer and Mr. Kramer were not related to any disagreement between them and the Company on any matter relating to the Company’s operations, policies or practices.  Ms. Kramer continues to serve as the Principal Executive Officer and Principal Financial Officer of the Company (see Note 15).

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At September 30, 2007, the Company had cash of $197,000, an accumulated deficit of $21,629,000 and a working capital deficiency of $411,000 and, for the year then ended, the Company incurred a net loss of $6,304,000 and utilized $5,362,000 of cash from operations. In addition and as discussed above, Broadband, the Company’s wholly-owned operating subsidiary had ceased operations. The Company’s plan includes the sale of the remaining assets and the settlement of outstanding liabilities. Thereafter, the Company will have limited funds to pay for ongoing public reporting and minimal operating expense. In addition, not all obligations of the Company have been settled and it is possible other financial obligations of the Company may occur. Once the assets of Broadband are disposed of, the Company will essentially be a “shell” corporation in that it will not have any active business purpose or active business assets. Management of the Company through the Board of Directors, on a time available basis, will continue to search for, review and complete due diligence on various potential merger or acquisition proposals for which management would deem that the Company would be a suitable acquisition candidate.

The Company has no present avenues of financing and no present plans to obtain interim financing while continuing its search for a suitable merger or acquisition candidate and arrangements. Should there come a point in time when the Company has exhausted its reserve funds and must seek additional funding to maintain itself as a public reporting company engaged in searching for merger and acquisition opportunities, it may be necessary to seek private capital through the sale of additional restricted stock or borrowing either from principal shareholders or private parties. It does not appear probable that the Company would be able to attain financing from any commercial lending source, as it is presently constituted. As a result of the foregoing, the future liquidity of the Company and funding sources must be considered as tentative and very limited and pose a substantial risk to the ongoing viability of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable, represents uncollateralized customer obligations due under normal trade terms. Based on the discontinuance of the Company’s operations, management has deemed it appropriate to write-off one hundred percent (100%) of all outstanding accounts receivables as of September 30, 2007.

Inventories, net

Inventories are stated at the lower of cost or market, with cost determined on the last-in, first-out method. In light of the cessation of the Company’s operations, management evaluated the value of the inventories based on its ability to sell those assets. Each item of inventory, on an item-by-item basis, was valued based on its potential sales value on the open market. The items which management believes can be sold were written down to either 10% of its carrying costs or the actual value the individual item can be sold on the open market. The remainder of the inventory was written down to nil. During the year ended September 30, 2007, the Company wrote-down its inventories by $1,265,000.

Machinery and Equipment, net

Machinery and equipment, net is stated at cost less accumulated depreciation. Machinery and equipment, is depreciated on the straight-line method over the estimated useful lives of the respective asset, which is currently three years for all assets. Maintenance and repairs are charged to operations, while betterments and improvements are capitalized. In light of the cessation of the Company’s operations, management evaluated the carrying costs of each item comprising machinery and equipment. Similar to inventories, machinery and equipment, was valued on its potential sales value on the open market. The items which management believes can be sold were written down to between 10% and 17% of its carrying costs. During the year ended September 30, 2007, the Company wrote-down its machinery and equipment, net by $464,000.

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

Advertising

The Company complies with the requirements of AICPA Statement of Position (SOP) 93-7, “Reporting on Advertising Costs,” in which advertising costs are charged to operations as incurred. Advertising expenses included in selling, general and administrative expenses for the years ended September 30, 2007 and 2006 were approximately $73,000 and $44,000, respectively.

Research and Development Costs

The Company complied with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and Development Costs”. Expenditures for research, development and engineering of products and manufacturing processes were charged to operations as incurred.

Stock-Based Compensation

Prior to fiscal 2007, the Company followed SFAS No. 123 “Accounting for Stock-Based Compensation.” The provisions of SFAS No. 123 allowed companies to either expense the estimated fair value of stock options or to follow the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), but disclose the pro forma effect on net income (loss) had the fair value of the options been expensed. The Company applied APB No. 25 in accounting for its stock option incentive plans through fiscal 2006.

Beginning October 1, 2006, the Company adopted the requirements of SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share Based Payments.” SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements with the cost measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition. Based on stock options that vested during fiscal 2007, the Company recognized additional compensation expense of $4,000 for the year ended September 30, 2007.

The following table illustrates the effect on the net loss and loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation:

Year Ended
September 30, 2006
Net loss, as reported	$(4,739,000)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(26,000)

Pro forma net loss	$(4,765,000)

Loss per common share:
Basic and diluted - as reported	$(2.91)
Basic and diluted - pro forma	$(2.93)

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

Loss Per Common Share

The Company complies with SFAS No. 128 “Earnings per Share.” Under SFAS No. 128, basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period. The calculation of diluted loss per common share excludes potential common shares if the effect is anti-dilutive. As of September 30, 2007, the Company had the following common share equivalents outstanding:

Warrants	13,075,935
Options	17,040
Total	13,092,975

Fair Value of Financial Instruments

The Company complies with the requirements of SFAS No. 107, “Disclosure about Fair Value of Financial Instruments”, which includes cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, for which the carrying amounts approximate fair value due to their short maturities.

Concentration of Credit Risk

Cash and cash equivalents are maintained at financial institutions, which from time-to-time exceed the federal depository insurance coverage limit, the composition and maturities of which are regularly monitored by management.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The provisions of SFAS No. 159 are effective as of the beginning of the Company’s 2009 fiscal year. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated statements. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires registrants to use a combination of two approaches to evaluate the materiality of identified unadjusted errors, the “rollover” approach, which quantifies an error based on the amount of the error originating in the current year income statement, and the “iron curtain” approach, which quantifies an error based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year. SAB 108 permits companies to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. We have adopted SAB 108 in fiscal 2007. Our adoption of SAB 108 did not impact our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning October 1, 2008. The Company is currently evaluating the impact on its financial statements of SFAS No. 157 upon adoption in fiscal year 2009.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact on its financial statements of FIN 48 upon adoption effective in fiscal year 2008

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

NOTE 4 - RELATED PARTY TRANSACTIONS

Investment in Securities

As of September 30, 2007, the Company owns 58,166 Units of Lightspace, Inc., (with an initial cost basis of $372,000) which are comprised of 8 shares of Lightspace, Inc. common stock and 12 warrants to purchase shares of Lightspace, Inc. common stock. These Units are payable as a dividend to the pre-merger shareholders of the Registrant, per a pre-merger vote by the shareholders of the Registrant. Based on a reduction in the market value of the Lightspace, Inc. Units at September 30, 2007, the investment has been written down by $44,000 to $328,000 with an offsetting reduction in the dividend payable.

Broadband Maritime Services, Inc.

Broadband Maritime Services, Inc. ("Services"), which is owned by an officer of Broadband, was formed to provide customer service to Broadband's customers in accordance with the Sabbath Work Rules and other requirements of Orthodox Jewish Law. Broadband entered into a Management Services Agreement with Services on August 4, 2005, in which Services essentially provides payroll processing services to Broadband. Broadband had transferred to Services all of its existing agreements with customers to provide broadband satellite services and Services has agreed to assume Broadband's obligations under the customer agreements. Broadband has an option to acquire ownership of Services for $1.00 upon the occurrence of the following events: the officer ceasing to be employed by Broadband or certain reorganizations of Broadband, such as a public offering or merger. This arrangement has remained in place since the Effective Time. As of September 30, 2007, Services filed for dissolution as it no longer has a purpose for existence.

For the years ended September 30, 2007 and 2006, Broadband paid Services $475,000 and $196,000 for payroll processing services.

NOTE 5 - INVENTORIES

Inventories consist of the following at September 30, 2007:

Raw materials	$26,000

During the year ended September 30, 2007, the Company wrote-down its inventories by $1,265,000 (see Note 3). Subsequent to September 30, 2007, the Company sold 100% of its inventories as part of an Asset Purchase Agreement (see Note 15).

NOTE 6 - MACHINERY AND EQUIPMENT, NET

Machinery and equipment, net consist of the following at September 30, 2007:

Equipment and computers	$61,000
Less: accumulated depreciation	0
$61,000

During the year ended September 30, 2007, the Company wrote-down its machinery and equipment, net by $464,000 (see Note 3). Further, following cessation of the Company’s operations and the foregoing write-down, the Company discontinued depreciation of its machinery and equipment. Repairs and maintenance expense for the years ended September 30, 2007 and 2006 was $3,000 and $12,000, respectively.

NOTE 7 - SHORT-TERM FINANCING

Between July 2006 and September 2006, Broadband was provided a total of $815,000 in bridge loans from investors. In connection with the October 2006 private placement financing (see Note 9), approximately $457,000 of these bridge loans were converted to 45,700 shares of Broadband’s Class A 5% Preferred stock. The remaining shareholder bridge loans of $358,000 were repaid to the investors.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses consist of the following at September 30, 2007:

Rent	$87,000
Customer claims	212,000
Accrued commissions	46,000
Other	52,000
$397,000

Subsequent to September 30, 2007, the Company was released of its obligations to pay liabilities associated with a certain customer’s claims and accrued commissions as part of an asset purchase agreement (see Note 15).

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT)

Presentation

The consolidated statements of stockholders’ equity (deficit) have been retroactively restated to reflect the number of shares received by the stockholders of Broadband in the merger (see Note 1).

The historical stockholders’ equity (deficit) of Broadband (the accounting acquirer) consisted of 97,459,217 shares (retroactively restated to 1,636,349 to reflect the number of shares received in the Merger) of common stock.

Issuance of Class A Preferred Stock -

In October 2006, Broadband entered into a Subscription Agreement to sell to private investors an aggregate of up to 500,000 shares of convertible preferred Class A stock, $0.0001 par value, in Units with five year warrants, in two tranches of up to 250,000 Units each, for an aggregate price of up to $2,500,000 per tranche. The first tranche was closed on October 31, 2006 and $2,043,000, net of $457,000 of bridge loan conversion (see Note 7) was received from investors. The second tranche was closed in March 2007 for aggregate additional proceeds of $4,240,000. After offering expenses of approximately $310,030 Broadband sold 656,000 shares of convertible preferred Class A stock for proceeds of $6,251,000.

Concurrent with the Merger, all of Broadband’s convertible preferred Class A stock (1,318,291 shares) was converted into 22,134,301 common shares of BBM

Fiscal 2006 Activity

During the year ended September 30, 2006, Broadband issued 635,275 common shares (retroactively restated to 10,666 to reflect the number of shares received in the Merger) to employees from the exercise of stock options under the Employee Stock Option Plan, adopted in December 2005, at $0.01 per share. In addition, 12,500 common shares (retroactively restated to 210 to reflect the number of shares received in the Merger) were sold from the exercise of stock options relating to services rendered in connection with the sale of convertible debentures during the year ended September 30, 2005. Broadband also sold 2,500 common shares (retroactively restated to 42 to reflect the number of shares received in the Merger) to an individual under a stock option exercise relating to the conversion of a bridge loan.

Options

Broadband had entered into a Performance Option Agreement (the “Option Agreement”) with the founders granting them approximately 101,000,000 options which will vest and become exercisable only if Broadband achieves certain defined financial targets through June 30, 2007. The exercise price is equal to $0.01 per share subject to adjustments in exercise price due to merger, consolidation, capital readjustments or other similar transactions The options granted under the Option Agreement will terminate on the sooner of July 26, 2008, or June 30, 2007, to the extent the options have not become exercisable by such date. In connection with the cessation of the Company’s operations, the options granted under the Option Agreement were terminated.

In April 2006, Broadband entered into a stock option agreement with certain directors granting them 300,000 options exercisable through April 30, 2007 at $0.01 for services rendered during the year ended September 30, 2004 in lieu of stock issued and subsequently cancelled. These options were not exercised and expired on April 30, 2007.

In April 2006, Broadband entered into a stock option agreement with certain individuals granting them 867,906 options exercisable through April 30, 2007 at $0.01 for services rendered in connection with the sale of convertible debentures during the years ended September 30, 2005 and 2004 in lieu of stock issued and subsequently cancelled, as per Note 9. These options were not exercised and expired on April 30, 2007.

In April 2006, Broadband entered into a stock option agreement with an individual granting 2,500 options exercisable through April 30, 2007 at $0.01 for services in connection with the bridge financing, as per Note 8, during the year ended September 30, 2005. These options were not exercised and expired on April 30, 2007.

The following is a summary at September 30, 2007 (retroactively restated to reflect the effects of the Merger)

				Weighted
			Per Share	Average
		Employee	Stock/Option	Stock/Option
	Options	ESOP	Price	Price

Outstanding October 1, 2005	1,699,448	-	$0.60 - $89.34	$0.60
Granted	19,651	243,565	$0.60	$0.60
Exercised	(252)	(10,666)	$0.60	$0.60
Forfeited
Expired	(2,519)		$89.34	$89.34
Outstanding September 30, 2006	1,716,328	232,899	$0.60	$0.60

Granted		34,773	$0.60	$0.60
Exercised		(2,567)	$0.60	$0.60
Expired	(1,716,328)	(248,065)	$0.60	$0.60

Outstanding September 30, 2007	0	17,040	$0.60	$0.60

Shares/Options exercisable at
September 30, 2007	0	12,772	$0.60	$0.60

The following table summarizes information about stock options outstanding at September 30, 2007 (retroactively restated to reflect the effects of the Merger)

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted	Number	Weighted
	Outstanding	Average	Average	Exercisable	Average
	at	Remaining	Exercise	at	Exercise
	30-Sep	Contractual	Price	30-Sep	Price
Exercise Price	2007	Life		2007

$ 0.60	17,040	3 years	$0.60	12,772	$0.60

NOTE 10 - INCOME TAXES

The Company has available at September 30, 2007, approximately $19.5 million of unused net operating loss carryforwards that may be applied against future taxable income, which expire in various years from 2022 to 2027. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards and credits may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The Company believes that such an ownership change has occurred, however the amount of any limitation on the use of the loss carryforwards has not been determined.

A reconciliation of income tax expense to the benefit computed at the expected rate of 44% for the years ended September 30, 2007 and 2006 is approximately as follows:

	2007	2006

Benefit at statutory rate	$(2,774,000)	$(2,085,000)
Stock-based compensation	2,000	7,000
Other	19,000	11,000
Valuation allowance	2,753,000	2,067,000
	$-	$-

Deferred tax assets consist of the following at September 30, 2007

Net operating loss carryforward	$8,568,000
Inventory impairment	556,000
Property and equipment impairment	199,000
Research and development	219,000
9,542,000
Valuation allowance	(9,542,000)
$-

The Company has provided a full valuation allowance against its net deferred tax asset since realization of these benefits cannot be reasonably assured.

The Company will continue to periodically assess the realization of its deferred tax assets based on actual and forecasted operating results.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office facilities under non-cancellable operating leases, which expire on July 31, 2010.

Future aggregate minimum lease payments under this operating leases are approximately as follows:

Years Ending September 30,
2008	$244,000

2009	253,000

2010	222,000

Total	$719,000

The Company has subleased one of its office facilities for approximately $3,000 per month through May 2008.

Rent expense, net charged to operations for the years ended September 30 2007 and 2006 was approximately $235,000 and $230,000, respectively.

As a result of the cessation of operations, Broadband’s largest customer, Danaos Holdings Limited, (“Danaos”) submitted a claim to the Company in the amount of $420,000 in connection with the sale of seven systems to Danaos over the last three years.  The claim also includes $30,000 for commissions due a related company, Danaos Management Consultants.  Danaos purchased four of these systems for $240,000 approximately three years ago.  They accepted the installation of three additional systems totaling $180,000 between October 1, 2006 and March 27, 2007.  The three additional systems were paid for in April 2007.  The claim was received by the Company on August 2, 2007. The Company has taken a reserve in the amount of $180,000 equal to the amount paid for the last 3 systems in consideration of this claim.  Commissions in the amount of approximately $46,000 have also been accrued.

As a result of the sale of the Company’s assets subsequent to September 30, 2007 (see Note 15), Danaos Management Consultants has withdrawn their claim.  The $180,000 reserve pertaining to Danaos will be reversed in the first quarter of fiscal 2008.  In addition as part of the asset sale, Danaos has offset the outstanding commissions against the purchase price.

In addition, another customer has indicated that they are considering a possible claim for the installation costs incurred and the anticipated removal costs for a recently installed system. In anticipation of this possible claim, the Company reserved $15,000 which it believes is sufficient to cover any costs connected with this possible claim.

NOTE 12 - RESTRUCTURING EXPENSE (COSTS ASSOCIATED WITH CESSATION OF THE COMPANY’S OPERATIONS)

During the year ended September 30, 2007, the Company established a restructuring reserve to account for the costs associated with the cessation of the Company’s operations. These costs include inventory and machinery and equipment write-downs (see Note 3), equipment lease terminations, customer claims and other costs. These costs, as reflected on the accompanying consolidated statement of operations for the year ended September 30, 2007, are net of (i) settlements directly associated with the Company’s efforts to settle liabilities (for reduced amounts) due vendors and others (ii) the forgiveness of note payables to founders. A summary of restructuring expense follows (dollar amounts in thousands):

	Year ended September 30, 2007

	Charged	Paid or	Remaining
	To Expense	Settled	Liability

Inventory and fixed asset write-down	$1,729	$1,568	$161
Customer claims	195		195
Unbilled sales write-off	58	58
Vendor settlements	(210)
Forgiveness of notes payable to founders	(156)
	$1,616		$356

The foregoing remaining liability of $356,000, included in the accounts payable and accrued expenses in the accompanying consolidated balance sheet as of September 30, 2007, does not include contingencies, if any, connected with claims unknown to the Company at this time. However, the customer claim of $195,000 was offset in part by the settlement of a previous claim by another customer. Subsequent to September 30, 2007, the Company was released of its obligation to pay liabilities associated with a certain customer’s claims as part of an asset purchase agreement (see Note 15).

NOTE 13 - RETIREMENT PLAN

In January 2004, the Company adopted a 401(K) plan (the “Plan”) in which eligible employees may elect to defer a certain percentage of their salary to a qualified retirement plan. Eligibility is based on an age requirement, as defined in the Plan’s document. All employee contributions vest immediately. Employer contributions to the Plan are at the discretion of the Company’s Board of Directors. No employer matching contributions were made for the years ended September 30, 2007 and 2006.

NOTE 14 - CUSTOMER AND SUPPLIER CONCENTRATIONS

The Company has relied on a limited number of customers for a substantial portion of total revenues. Revenues from one and three customers totaled approximately 75% and 73% of total revenues in fiscal years ended September 30, 2007 and 2006, respectively.

The Company contracted with certain service providers to supply manufacturing, technology and communication services for its operations. Services from two suppliers accounted for 56% and 32% of cost of revenues in fiscal years ended September 30, 2007 and 2006, respectively.

NOTE 15 - SUBSEQUENT EVENTS

On October 16, 2007, the Company agreed to sell substantially all of its assets (primarily intellectual property and technology) relating to broadband services to ships, to private investors for $460,000 pursuant to an asset purchase agreement (the “Asset Purchase Agreement”). The Company completed the transaction on November 1, 2007, after required notice was provided to stockholders under applicable Utah corporate law. In conjunction with the completion of the asset sale, BBM’s major customer agreed to release the Company of its obligation to pay accrued commissions as well as agreed to withdraw claims made against the Company aggregating approximately $466,000.

Upon closing of the Asset Purchase Agreement, Mary Ellen Kramer resigned her position as President of the Company and Andrew Limpert, director since April 2002, has been appointed President.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 30, 2007, upon the closing of the merger (the “Merger”) pursuant to an Agreement and Plan of Merger, dated January 15, 2007, by and among the Company (formerly known as Prime Resource, Inc.), Prime Acquisition, Inc., a wholly-owned subsidiary of the Registrant ("Merger Sub") and Broadband Maritime, Inc., a Delaware corporation (“Broadband”), as amended by the First Amendment to the Agreement and Plan of Merger, dated February 13, 2007, and the Second Amendment to the Agreement and Plan of Merger, dated March 16, 2007 (the "Merger Agreement"), the stockholders of Broadband became the majority stockholders of the Company. The merger has been treated as a “reverse acquisition” for accounting purposes and as such, the historical financial statements of the accounting acquirer, Broadband, become the historical financial statements of the Company. Because Broadband’s independent registered public accounting firm, Rothstein, Kass & Company, P.C., (“Rothstein Kass”), was different from the Registrant’s independent registered public accounting firm, Child, Van Wagoner & Bradshaw, PLLC (“ Child, Van Wagoner”), there was a change in company’s independent registered public accounting firm as a result of the merger. The change to Rothstein, Kass was approved by the Company’s Board of Directors.

Child, Van Wagoner’s report on the financial statements of the company for each of the past two fiscal years ended December 31, 2005 and 2006, did not contain any adverse opinion or disclaimer of opinion and was not qualified as to audit scope or accounting principles.

During the two most recent fiscal years ended December 31, 2006 and 2005, and through March 30, 2007, (i) there were no disagreements between the Company and Child, Van Wagoner on any matter of accounting principles or practices, consolidated financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Child, Van Wagoner, would have caused Child, Van Wagoner to make reference to the subject matter of the disagreement in connection with its reports and (ii) there were no “reportable events”, as described in Item 304(a)(1)(iv) of Regulation S-B of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The decision to replace Child, Van Wagoner was not the result of any disagreement between Registrant and Child, Van Wagoner on any matter of accounting principle or practice, financial statement disclosure or audit procedure.

During the fiscal years ended December 31, 2006 and 2005 respectively, and through March 30, 2007, neither the Registrant nor anyone acting on its behalf consulted Rothstein Kass regarding either (1) the application of accounting principles to a specified transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the Registrant’s consolidated financial statements or (2) any matter that was the subject of a disagreement with Child, Van Wagoner or event identified in Item 304(a)(1)(iv) of Regulation S-B.

Item 8A. CONTROLS AND PROCEDURES

The Company’s management, including the chief executive officer and chief financial officer (who are the same person), do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud that could occur. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures

The Company knows of no fraudulent activities or any material accounting irregularities. The Company does not have an independent audit committee. The Company is advised that an independent committee is not required for OTC Bulletin Board listings, but may further review the advisability and feasibility of establishing such a committee in the future.

The Company is aware of the general standards and requirements of the Sarbanes-Oxley Act of 2002 and has implemented procedures and rules to comply, so far as applicable, such as a prohibition on company loans to management and affiliates. The Company does not have any audit committee as it does not believe the act requires a separate committee for companies that are reporting companies, but not registered under the Securities and Exchange Act of 1934 (e.g., companies registered under Section 15(d)) and whose shares trade only on the Electronic Bulletin Board.

Material Weaknesses and Changes in Internal Controls. During the audit of our financial statements for the year ended September 30, 2007, our independent registered public accounting firm identified material weaknesses in our internal controls over financial reporting connected primarily with non routine transactions and disclosures. The identified material weaknesses are due, in large part, to our lack of accounting and financial resources. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Since these material weaknesses were identified by our independent registered public accounting firm in connection with its audit of the financial statements in this Form 10-KSB, the non routine transactions and disclosures subject to these issues are correctly accounted for and disclosed by us in the financial statements included in this Form 10-KSB and no restatement of any previously filed financial statements is required. However, on a going forward basis, management will continue to evaluate our disclosure controls and procedures concerning the recording of non routine transactions and disclosures in order to prevent the recurrence of the circumstances that resulting in the material weaknesses identified in connection with the audit of the financial statements in this Form 10-KSB.

Part III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS OF REGISTRANT

Following his table is a brief biographical description for each of the management principals with a brief description of their business experience and present relationship to BBM as of January 1, 2008, together with all required relevant disclosures for the past five years.

Following the biographical information for the directors and officers is a remuneration table showing current compensation, and following this table is a security ownership table showing security ownership of the principal officers and directors, as well as those holding 5% or more of the issued and outstanding stock.

NAME	POSITION	CURRENT TERM OF OFFICE
Ira Greenstein	Chairman	Ongoing
Andrew Limpert	Interim CEO and President/Director	Ongoing

IRA GREENSTEIN, age 46, Chairman and Director.

Mr. Greenstein has served as a Director of the Registrant since March 30, 2007. Mr. Greenstein also currently serves as a director and Chairman of the Board for Broadband. Mr. Greenstein has since 2001 been the President of IDT Corporation (NYSE: IDT), a local, long distance and calling card services provider. Prior to joining IDT in 2000, Mr. Greenstein was a partner in the law firm of Morrison & Foerster LLP, where he served as the Chairman of that firm's New York office's Business Department. Concurrently, Mr. Greenstein served as General Counsel and Secretary of Net2Phone, Inc.

Prior to joining Morrison & Foerster, Mr. Greenstein was an associate in the New York and Toronto offices of Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Greenstein served on the Securities Advisory Committee and as second counsel to the Ontario Securities Commission.

Mr. Greenstein serves on the Board of Document Security Systems, Inc. (AMEX:DMC), is a Director of Zedge, Inc. and is on the Board of Advisors of the Columbia Law School Center on Corporate Governance. Mr. Greenstein received a B.S. from Cornell University and a J.D. from Columbia University Law School.

ANDREW W. LIMPERT, age 38, Director.

Mr. Limpert has served as a Director of the Registrant since 2002. Since, November 1, 2007, Mr. Limpert also currently serves as CEO and President of the Registrant on an interim basis. He has been an investment advisor with Belsen Getty, LLC since 1998 and continues in this role as well as acting as a business and financial consultant to various small public and private companies. In 1998, Mr. Limpert served briefly as an interim outside director in a small public company, then known as Mt. Olympus Resources, Inc. He resigned as part of a reorganization of Olympus in November 1998.

Mr. Limpert received a Bachelor of Science degree in Finance from the University of Utah and an MBA in Finance from Westminister College.

Mr. Limpert is not full time and is assisting BBM on a limited as-needed basis.

MARY ELLEN KRAMER, age 49, former Director, and former President and Chief Executive

Ms. Kramer is no longer an officer or director of the Registrant, but served as a Director from March 30, 2007 through her resignation on May 30, 2007, and served as its CEO and President from March 30, 2007 through November 1, 2007, the closing of the asset sale.

Ms. Kramer began her career in the financial world by becoming Vice President of Management Information Systems and Telecommunications for Central National Bank and Meadowlands National Bank from 1980 to 1985. Subsequently, from 1985 to 1994, she became a financial systems consultant serving many banking and financial clients such as Bank of China, Broadway National Bank, Bank of New England, the FDIC, The Bedford House Companies and Beacon Hill Services Corporation.

As founder and President of Itel Inc. from 1994 to 1997, Ms. Kramer established an international callback network in 65 worldwide locations servicing 8,000 customers.

Ms. Kramer, as President of Allied Communication Holdings LLC, from 1997 to 1998, developed an all digital private network in Sao Paulo, Brazil.

As President of Americom Networks International, from 1998 to 1999, Ms. Kramer developed voice network into 5 cities in 4 countries - Argentina, Israel, The Philippines and Thailand.

Ms. Kramer, was the President and founder of Broadband. She also acted as its sales manager, negotiating agreements with vendors and customers and had been responsible for operations.

Compliance with Section 16(a) of the Exchange Act

To BBM’s knowledge, no director, officer or beneficial owner of more than 10% of our Common shares has failed to file on a timely basis any reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal year.

Code of Ethics

Due to its current reducing staffing levels and its cessation of business, the Company has not adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer, or persons performing similar functions.

Nominating Committee

Due to its current reducing staffing levels and its cessation of business, the Company does not have a Nominating Committee for nomination of Directors. The Company’s current Directors, Messrs. Greenstein and Limpert, participate in the consideration of director nominees.

There are no material changes to the procedures by which security holders may recommend nominees to BBM’s Board of Directors. To date, the Board of Directors has not received any director nominations from stockholders of the Company.

The Board of Directors will consider director candidates recommended by stockholders. The Board does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether the candidate was recommended by a stockholder or not. Stockholders who wish to recommend individuals for consideration by the Board to become nominees for election to the Board may do so by delivering a written recommendation to BBM at the following address: BBM Holdings, Inc., 61 Broadway, Suite 1905, New York, New York 1006, at least six months prior to any meeting at which directors are to be elected. Submissions must include the full name of the proposed nominee, a description of the proposed nominee's business experience for at least the previous five years, complete biographical information, a description of the proposed nominee's qualifications as a director and a representation that the nominating stockholder is a beneficial or record owner of the Company's stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

Audit Committee

Due to its current reducing staffing levels and its cessation of business, the Company does not have an Audit Committee. Accordingly, the Board of Directors is acting as the Registrant’s audit committee. Mr. Limpert is qualified as an audit committee financial expert. Mr. Greenstein is independent. Mr. Limpert is not independent.

Item 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE(1)

	Annual Compensation							Long-Term Compensation
Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Andrew Limpert (2) Director and CEO and President	2007		$0	$0			$0	$0	$0	$0
Mary Ellen Kramer (4) Former Director and former CEO and President	2007		$180,000	$0			$0	$0	$0	$180,000
	2006	(5)	$180,000	$0			$0	$0	$0	$180,000
	2005	(5)	$180,000	$0			$0	$0	$0	$180,000
Zevi Kramer (7) Former Director and former CIO	2007		$120,000	$0			$0	$0	$0	$120,000
	2006	(5)	$180,000	$0			$0	$0	$0	$180,000
	2006	(5)	$180,000	$0			$0	$0	$0	$180,000

(1)
In connection with the merger, the Registrant’s fiscal year changed from December 31 to September 30. Accordingly, the information for fiscal year ended September 30, 2007is not comparable to prior fiscal years.

(2)	Mr. Limpert has served as a Director of the Registrant since 2002 and as of November 1, 2007, currently serves as the CEO and President of the Registrant without compensation on an interim basis.

(3)
Historical financial information presented is that of Prime Resource, Inc., the predecessor to BBM Holdings, Inc., prior to the Merger. Accordingly, the information for fiscal years ended December 31, 2006 and 2005 is not comparable to the information for the fiscal year ended September 30, 2007.

(4)
Ms. Kramer served as a Director of the Registrant from March 30, 2007 through her resignation on May 30, 2007, and served as the Registrant’s CEO and President from March 30, 2007 through November 1, 2007. She served as President of Broadband prior thereto.

(5)
Historical financial information presented is that of Broadband Maritime, Inc., which merged with and into a subsidiary of the Registrant in connection with the Merger. Accordingly, the information for fiscal years ended September 30, 2006 and 2005 is not comparable to prior filings.

(6)	Amounts reflect fair market value of stock and warrants awarded to the named executive officer.

(7)
Mr. Kramer served as a Director of the Registrant from March 30, 2007 through his resignation on May 30, 2007, and served as the Registrant’s CIO and President from March 30, 2007 through May 30, 2007. He served as CIO of Broadband prior thereto.

Outstanding Equity Awards at Fiscal Year-End

A.	Option Awards

The following table provides certain information with respect to individual grants during the fiscal year ended September 30, 2007 to each of our named executive officers of common share purchase options relating to our common shares:

Name	Number of Common Shares Underlying Unexercised Options (#) Exercisable	Number of Common Shares Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Exercise Date
Andrew Limpert (1) Director and CEO and President	—	—	—	—	—

Mary Ellen Kramer (2) Former Director and former CEO and President	—	—	—	—	—

Zevi Kramer (3) Former Director and former CIO	—	—	—	—	—

(1)	Mr. Limpert has served as a Director of the Registrant since 2002 and as of November 1, 2007, currently serves as the CEO and President of the Registrant on an interim basis.

(2)
Ms. Kramer served as a Director of the Registrant from March 30, 2007 through her resignation on May 30, 2007, and served as the Registrant’s CEO and President from March 30, 2007 through November 1, 2007. She served as President of Broadband prior thereto.

(3)
Mr. Kramer served as a Director of the Registrant from March 30, 2007 through his resignation on May 30, 2007, and served as the Registrant’s CIO and President from March 30, 2007 through May 30, 2007. He served as CIOof Broadband prior thereto.

B.	Stock Awards

The following table provides certain information with respect to individual grants during the fiscal year ended September 30, 2007 to each of our named executive officers of common shares:

Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Andrew Limpert (1) Director and CEO and President	—	—	—	—

Mary Ellen Kramer (2) Former Director and former CEO and President	—	—	—	—

Zevi Kramer (3) Former Director and former CIO	—	—	—	—

(1)	Mr. Limpert has served as a Director of the Registrant since 2002 and as of November 1, 2007, currently serves as the CEO and President of the Registrant on an interim basis.

(2)
Ms. Kramer served as a Director of the Registrant from March 30, 2007 through her resignation on May 30, 2007, and served as the Registrant’s CEO and President from March 30, 2007 through November 1, 2007. She served as President of Broadband prior thereto.

(3)
Mr. Kramer served as a Director of the Registrant from March 30, 2007 through his resignation on May 30, 2007, and served as the Registrant’s CIO and President from March 30, 2007 through May 30, 2007. He served as CIOof Broadband prior thereto.

No named executive officer received any grants of stock for the fiscal year ended September 30, 2007.

Employment Contracts

The Registrant currently has reduced employment to a small residual force. Neither Mr. Greenstein nor Mr. Limpert have employment agreements with the Registrant. The Registrant currently has no written or unwritten employment arrangements with Mr. Greenstein or Mr. Limpert.

Remuneration of Officers

Mr. Limpert did not receive cash compensation from the Company in fiscal 2007, and is not currently receiving compensation. Mary Ellen Kramer received compensation as set forth in Item 10 above.

Compensation of Directors

The directors of the Company have not received compensation for services as directors. It is anticipated they will be granted options.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table set forth the ownership, as of the date of this Annual Report, of our voting securities by each person known by us to be the beneficial owner of 5% or more of any class of our voting securities, by each of our directors, and by all executive officers and our directors as a group. To the best of our knowledge, all person named below have sole voting and investment power with respect to such shares.

BENEFICIAL OWNERS OF 5% OR MORE OF REGISTRANT'S VOTING SECURITIES

Name and Address of Beneficial Owner	Shares Owned	Right to Acquire (1)	Shares Owned Beneficially	Ownership Percentage(2)
AIGH Investment Partners, LLC	3,153,294	1,511,107	4,664,401	17.43%
6006 Berkeley Avenue
Baltimore, MD 21209

Asia Marketing Limited	1,815,311	881,480	2,696,791	10.32%
P.O. Box 3236
Ramat Gam 52131 Israel

Camco - c/o Charles Alpert	1,014,951	487,848	1,502,799	5.84%
466 Arbuckle Avenue
Cedarhurst, NY 11516

FAME Associates	1,091,356	545,678	1,637,034	6.35%
111 Broadway, 20th Floor
New York, NY 10006

Ganot Corporation	1,479,205	713,427	2,192,632	8.45%
4000 Hollywood Blvd. 530 N
Hollywood, FL 33021

Globis entities (3)	2,437,507	1,248,900	3,686,407	13.91%
60 Broad Street
New York, NY 10004

LaPlace Group, LLC	1,098,901	529,823	1,628,724	6.32%
3666 Shannon Road
Cleveland Hts, OK 44118

South Ferry #2, LP	2,845,917	1,357,519	4,203,436	15.810%
1 State Street Plaza, 29th Floor
New York, NY 10004

St,. Lucia Investment & Trade Corp.	1,306,943	620,756	790,760	3.06%
c/o Broadband

Ira Greenstein	—	—	—	—
c/o BBM

Andrew Limpert	321,700	—	321,700	1.27%
c/o BBM

All Officers and Directors	321,700	—	321,700	1.27%
as a Group (4)

(1) Rounded to nearest share; warrants are warrants to purchase common stock of the Registrant.

(2) Calculated on the basis of 25,247,006 shares of Common Stock outstanding plus the number of shares such holder has the right to acquire.

(3) Includes shares held by Globis Capital Partners and Globis Overseas Fund Ltd.

(4) Mr. Greenstein and Mr. Limpert are serving as the only officers and directors of the Company. Each of Ms. Kramer and Mr. Kramer served as a Director of the Registrant from March 30, 2007 through May 30, 2007. Accordingly, Common Stock beneficially owned by Ms. Kramer and Mr. Kramer are not included in this amount nor percentage.

Changes in Control. There are currently no arrangements which would result in a change in our control.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is not aware of any further transactions which would require disclosure under this section by the Company and any affiliated party.

Item 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Prior to the Merger, Child, Van Wagoner served as the Company’s principal accountants. After the Merger, Rothstein, Kass, Broadband’s accountant continued as the Company’s accountant.

For the calendar year 2006 the accounting firm of Child, Van Wagoner and Bradshaw, PLLC charged the Company a total of $23,162 for independent accounting and auditing fees.

For fiscal year 2007, Rothstein Kass charged the Company a total of $66,500 for independent accounting and auditing fees.

All fees described above were approved by the Audit Committee. The Audit Committee has determined that the rendering of the foregoing services other than audit services by Child, Van Wagoner is compatible with maintaining the principal accountant's independence.

The following table represents aggregate fees billed to the Company for fiscal years ending September 30, 2007, December 31, 2006 and 2005, by Child, Van Wagoner, the Company’s principal accountant through March 30, 2007.

	FISCAL YEAR ENDED
	September 30, 2007 (2)	December 31, 2006	December 31, 2005
Audit Fees	$0	$23,162	$24,569
Tax Fees (1)	—	—	—
All Other Fees	$1,500	—	—
Total Fees	$1,500	$23,162	$24,569

(1)	Fees paid for preparation and filing of the Company’s federal and state income tax returns.

(2)	Fees billed to the Company through March 30, 2007.

The following table represents aggregate fees billed to the Company for fiscal years ended September 30, 2007 and 2006, by Rothstein Kass, the Company’s principal accountant from March 30, 2007. As noted above, the company has no material disagreements with its auditing firm as to the financial statements contained in this annual report.

	FISCAL YEAR ENDED
	September 30, 2007 (2)	September 30, 2006
Audit Fees	$67,500	$0
Tax Fees (1)	$6,500	—
All Other Fees	$13,500	—
Total Fees	$87,500	$0

(1)	Fees paid for preparation and filing of the Company’s federal and state income tax returns.

(2)	Fees billed to the Company through September 30, 2007.

All fees described above were approved by the Board of Directors. The Board of Directors has determined that the rendering of the foregoing services other than audit services by Rothstein Kass is compatible with maintaining the principal accountant's independence.

Part IV

Item 14. EXHIBITS

Under the following exhibit index are all of the relevant exhibits and reports required to be filed or referenced by the 10-KSB.

(a) Exhibit Index:
Exhibit No.
(3.1)	Articles of Incorporation of Registrant.[1]

(3.2)	Amendment to Articles of Incorporation of Registrant.[1]

(3.3)	By-Laws of Registrant.[1]

(31)	Certification made pursuant to Section 302 of the Sarbanes Oxley Act of 2002. [2]

(32)	Certification made pursuant to Section 906 of the Sarbanes Oxley Act of 2002. [2]

1 Filed as part of the Registrant’s Current Report on Form 8-K, filed on April 5, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

BBM HOLDINGS, INC.

Dated: January 11, 2008	By:	/s/ Ira Greenstein
Ira Greenstein, Chairman

Dated: January 11, 2008	By:	/s/ Andrew Limpert
Andrew Limpert, CEO/Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 11, 2008	By:	/s/ Ira Greenstein
Ira Greenstein, Chairman

Dated: January 11, 2008	By:	/s/ Andrew Limpert
Andrew Limpert, Director