Form 10QSB
period 2007-12-31
BBM HOLDINGS, INC.
filed 2008-02-14
CIK 1173281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-28307

BBM HOLDINGS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Utah	13-3709558
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

1245 Brickyard Road, Suite 590
Salt Lake City, Utah 84106
(Address of Principal Executive Offices)

(212) 430-6369
(Issuer’s telephone number including area code)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date 25,247,006 shares of Common Stock outstanding as at February 13, 2008

Transitional Small Business Disclosure Format:	Yes ☐	No ☒

BBM HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BBM Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheet

December 31, 2007

ASSETS

Current Assets
Cash and cash equivalents	$473,000
Total current assets	473,000

Security deposits	85,000
Investment in securities	186,000
TOTAL ASSETS	$744,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$183,000
Accrued expenses	251,000
Total current liabilities	434,000

Long-term Liabilities, dividend payable	186,000

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, Series A , no par value, 10,000,000 authorized shares; 1,454,090 issued and outstanding
Common stock, no par value, 50,000,000 authorized shares; 25,247,006 issued and outstanding	21,366,000
Accumulated deficit	(21,242,000)
Total stockholders' equity	124,000
$744,000

See accompanying notes to unaudited condensed consolidated financial statements.

BBM Holdings, Inc. and Subsidiaries Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	December 31,
	2007	2006

NET REVENUES	$-	$462,000

OPERATING EXPENSES (INCOME)
Cost of revenues		587,000
Selling, general and administrative costs	243,000	773,000
Research and development costs		357,000
Gain on sale of assets and settlements	(629,000)
Total operating expenses (income)	(386,000)	1,717,000

Income (loss) from operations	386,000	(1,255,000)

OTHER INCOME
Interest income, net	1,000
	1,000

Net income (loss)	$387,000	$(1,255,000)

Net income (loss) per common share
Basic	$0.02	$(0.41)
Diluted	$0.01	$(0.41)

Weighted average number of common shares outstanding
Basic	25,247,000	3,091,000
Diluted	30,858,000	3,091,000

See accompanying notes to unaudited condensed consolidated financial statements.

BBM Holdings, Inc. and Subsidiaries Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	December 31,
	2007	2006

Cash flows from operating activities
Net Income (loss)	$387,000	$(1,255,000)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Depreciation		53,000
Gain from sale of assets	(381,000)
Settlements and forgiveness of indebtedness	(248,000)	(157,000)
Restructuring charge (lease), net	84,000

Changes in operating assets and liabilities:
Accounts receivable, net		(403,000)
Inventories		57,000
Prepaid expenses and other current assets	3,000	29,000
Accounts payable	(24,000)	(8,000)
Accrued expenses	(5,000)	49,000
Net cash used in operating activities	(184,000)	(1,635,000)

Cash flows from investing activities
Purchases of machinery and equipment		(49,000)
Proceeds from sale of assets	460,000
Net cash provided by (used in) investing activities	460,000	(49,000)

Cash flows from financing activities
Net proceeds from issuance of preferred stock		1,798,000
Proceeds from exercise of stock options		2,000
Net cash provided by financing activities		1,800,000

Net increase in cash and cash equivalents	276,000	116,000

Cash and cash equivalents, beginning of period	197,000	34,000
Cash and cash equivalents, end of period	$473,000	$150,000

Supplemental schedules of non-cash investing and financing activities

Conversion of bridge loans into common stock	$-	$457,000

See accompanying notes to unaudited condensed consolidated financial statements.

BBM Holdings, Inc. and Subsidiaries
NOTES TO FINANCIAL STATEMENTS

Note 1. Sale of Assets
See accompanying notes to unaudited condensed consolidated financial statements.

On October 16, 2007, BBM Holdings, Inc. and Subsidiaries (the “Company” or “BBM”) agreed to sell substantially all of its assets (primarily intellectual property and technology) relating to broadband services to ships to private investors for $460,000 pursuant to an asset purchase agreement (the “Asset Purchase Agreement”). The Company completed the transaction November 1, 2007, after obtaining required stockholders’ approval under Utah corporate law. In conjunction with the completion of the sale of assets, a major customer of BBM agreed to release the Company of its obligation for accrued commissions of $45,000 as well as agreeing to withdraw its claim of $420,000; for which BBM had accrued a reserve equal to $180,000. In the three months ended December 31, 2007, the Company recognized a gain on the transaction of approximately $606,000, including the reversal of $225,000 of accrued liabilities.

Note 2. Continuation of Company as Inactive Public Entity and Going Concern Uncertainty

Continuation of Company as Inactive Public Entity - After the cessation of operations on June 5, 2007 and the sale of substantially all of the Company’s assets on November 1, 2007, BBM will continue as an inactive public company seeking various merger, acquisition or other reorganization possibilities. BBM can give no assurance that it will be successful in such efforts or that its limited capital will be adequate to continue the Company as an inactive public company, nor will there be an assurance of any additional funding being available to the Company.

Going Concern Uncertainty – The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2007, the Company had cash and cash equivalents of $473,000, an accumulated deficit of approximately $21,242,000 and working capital of only approximately $39,000. Although the Company recognized approximately $387,000 of income for the three months ended December 31, 2007, it was due entirely to the sale of assets and related transactions. For the three months ended December 31, 2007, the Company had no revenues and utilized cash in operating activities of approximately $184,000. The Company’s plan includes settling its remaining outstanding liabilities. Thereafter, the Company will have limited capital to pay for ongoing public reporting and minimal operating expense. In addition, not all obligations of the Company have been settled and it is possible other financial obligations of the Company may occur. Since the sale of the Company’s assets, the Company is essentially a “shell company” in that it will not have any active business purpose or active business assets. Management of the Company, through the Board of Directors, on a time available basis, will continue to search for, review and complete due diligence on various potential merger or acquisition proposals for which management would deem that the Company would be a suitable acquisition candidate. To the date of this report, no such acquisition or merger proposal has been identified.

The Company has no present avenues of financing and no present plans to obtain interim financing while continuing its search for a suitable merger or acquisition candidate. Should there come a point in time when the Company has exhausted its reserve funds and must seek additional funding to maintain itself as a public reporting company engaged in searching for merger and acquisition opportunities, it may be necessary to seek private capital through the sale of additional restricted stock or borrowing either from principal shareholders or private parties. It does not appear probable that the Company would be able to attain financing from any commercial lending source, as it is presently constituted. As a result of the foregoing, the future liquidity of the Company and funding sources must be considered as tentative and very limited and pose a substantial risk factor to the ongoing viability of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3.  Basis of Presentation

The accompanying interim condensed consolidated financial statements and notes have been prepared without audit, in accordance with the instructions for Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and therefore do not include all information and notes normally provided in the annual consolidated financial statements. These interim condensed consolidated financial statements should therefore be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended September 30, 2007, which are presented in the Registrant’s Annual Report for the fiscal year ended September 30, 2007 on Form 10-KSB filed January 15, 2008. These statements reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the three months ended December 31, 2007 and 2006. The results of operations for the three months ended December 31, 2007 and 2006 are not necessarily indicative of the results for the full year.

Note 4. Net Income (Loss) Per Common Share

The Company complies with Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings per Share.” Under SFAS No. 128, basic income (loss) per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted income per common share incorporates the dilutive effect of common stock equivalents during the period using the treasury stock method. The calculation of diluted loss per common share excludes potential common stock equivalents if the effect is anti-dilutive. As of December 31, 2007, the Company had the following common stock equivalents outstanding:

Warrants	13,075,935
Options	17,040

Total	13,092,975

The outstanding options expired unexercised on January 31, 2008.

Note 5. Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require us to adopt these provisions for business combinations occurring in fiscal 2010 and thereafter. Early adoption of SFAS No. 141(R) is not permitted.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The provisions of SFAS No. 159 are effective as of the beginning of the Company’s 2009 fiscal year. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated statements. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning October 1, 2008. The Company is currently evaluating the impact on its financial statements of SFAS No. 157 upon adoption in fiscal year 2009.

Effective October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. As of October 1, 2007 and December 31, 2007 there were no unrecognized tax benefits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no amounts accrued for the payment of interest and penalties as of October 1, 2007. There was no change to this balance at December 31, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

Note 6. Related Party

As of December 31, 2007, the Company owns 58,166 units of Lightspace, Inc. (“Lightspace”) (with an initial cost basis of $372,000), each of which is comprised of eight shares of Lightspace common stock and 12 warrants to purchase shares of Lightspace common stock. These units are payable as a dividend to the pre-merger shareholders of the Company. Based on a reduction in the market value of the Lightspace Units at December 31, 2007, the investment has been written down during the three months ended December 31, 2007 by $142,000 to $186,000 with an offsetting reduction in the dividend payable.

Note 7. Accrued Expenses

Accrued expenses consist of the following at December 31, 2007:

Present value of future lease payments, net	$164,000
Customer claims	15,000
Accrued professional fees	48,000
Other	24,000
$251,000

Note 8. Commitments and Contingencies

BBM received notice of a possible claim concerning an outstanding liability in connection with a software lease entered into as the Company was ceasing operations. Management has been trying to settle this lease. The Company has accrued for the full outstanding amount under the lease during the last fiscal year and are carrying the full costs as an outstanding payable.

Note 9. Restructuring (Activities Associated with Cessation of the Company’s Operations).

In the fiscal year ended September 30, 2007, the Company established a restructuring reserve to account for the costs associated with the cessation of the Company’s operations. These costs included inventory and machinery and equipment write-downs, equipment lease terminations, customer claims and other costs. A summary of restructuring reserve activity for the three months ended December 31, 2007 is as follows (dollar amounts in thousands)

	Restructuring Reserve at September 30, 2007	Accrual Adjustment	Paid or Settled	Restructuring Reserve at December 31, 2007

Leases	$161	$164	$(34)	$291
Customer Claims	$195		$(180)	$15
	$356	$164	$(214)	$306

The foregoing remaining liability of $306,000 included in the accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2007 does not include contingencies, if any, connected with claims unknown to the Company at this time.

During the three months ended December 31, 2007, the Company ceased using the rights conveyed by its facility lease and, pursuant to SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” recorded an $84,000 charge to operations (included in selling, general and administrative costs) to adjust its liabilities to record the present value of future lease payments, net of expected sublease rental (see Note 10). The charge to operations is net of an $80,000 reversal of accrued rent.

The Company’s gain on sale of assets and settlements as reported in the accompanying statement of operations for the three months ended December 31, 2007 is comprised of the following:

Gain on sale of assets	$381,000
Reversal of accrued claims (a)	225,000
Vendor settlements (b)	23,000

$629,000

(a) -	includes $45,000 of accrued commissions not included in
the foregoing summary of restructing reserve activity
(b) -	includes $2,000 of accrued professional fees not included in the foregoing summary of restructing reserve activity

Note 10. Subsequent Event

In January 2008, the Company entered into a sublease for its office space. The sublease term correlates with the remaining term of the Company’s lease which expires in July 2010. Future sublease income beginning in April 2008 through July 2010 is approximately $18,000 per month.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Our discussion and analysis of the business and subsequent discussion of financial conditions may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical in nature, including statements about beliefs and expectations, are forward-looking statements. Words such as “may,” “will,” “should,” “estimates,” “predicts,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties as described in greater detail in our “Risk Factors” on page 12 to this Quarterly Report, many of which are beyond our control. You are cautioned that these forward-looking statements reflect management’s estimates only as of the date hereof, and we assume no obligation to update these statements, even if new information becomes available or other events occur in the future. Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results,levels of activity, performance or achievements. Actual future results, events and trends may differ materially from those expressed in or implied by such statements depending on a variety of factors, including, but not limited to those set forth in our filings with the SEC. Specifically, and not in limitation of these factors, we may alter our plans, strategies, objectives or business.

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

Discontinued Operations and Divestment of Assets

On June 5, 2007, BBM announced that it had ceased operations and reduced employment to a small residual force.  The Company committed to this action following a meeting of the Board of Directors on May 31, 2007.  The Company received notification of the cancellation of two customer contracts on May 22, 2007 and May 28, 2007.  In addition, the Company’s largest customer announced that it would suspend further installations of systems on its vessels for a four-month period.   The Company also received notification of the cancellation of a third customer contract on June 1, 2007.

Based on the cancellations and suspension of installations, the Board assessed that the Company’s installation schedule was severely jeopardized and the ability to raise additional required funds would be greatly impaired.  The Board directed management to cease operations immediately in order to conserve cash and maximize the value of the Company.

On October 16, 2007, BBM Holdings, Inc. agreed to sell substantially all of its assets (primarily intellectual property and technology) relating to broadband services to ships to private investors for $460,000 pursuant to an asset purchase agreement (the “Asset Purchase Agreement”). The Company completed the transaction November 1, 2007, after required stockholders’ approval under Utah corporate law. In conjunction with the completion of the asset sale, BBM’s major customer agreed to release the Company of its obligation to accrued commissions of $45,000 and agreed to withdraw its claim of $420,000, for which BBM had accrued a reserve equal to $180,000.

The detailed terms of such sale are more fully described in the Company’s Current Report on From 8-K filed on October 16, 2007, to which was attached a complete copy of the definitive Asset Purchase Agreement, together with the exhibits and schedules to the agreement.

Following is a brief summary description of certain essential terms of the sale, but which does not purport or intend to be a complete or exhaustive listing of all detailed terms or provisions.

•	The principal transaction involves the sale by BBM of substantially all of its assets (primarily intellectual property and technology) of its sole subsidiary Broadband.

•	Upon completion of the sale, BBM will continue on as an inactive public company seeking various merger, acquisition or other reorganization possibilities.

Upon closing of the asset sale, Mary Ellen Kramer resigned her position as CEO and President of BBM Holdings, and Andrew Limpert, a Director since April 2002, was appointed CEO and President to serve on an interim basis.

Mr Limpert, age 38, has been an investment advisor associated with the Salt Lake based firm of Belsen Getty, LLC since 1998. Since April 2006, Mr. Limpert has primarily been engaged in maintaining the Company and attempting to find reorganization candidates. Mr. Limpert holds a B.S. degree in finance from the University of Utah in Salt Lake City in 1995 and an M.B.A. from Westminster College of Salt Lake City, Utah in 1998. Mr. Limpert is providing his services to the Company on a limited as-needed basis.

Following the sale of substantially all of the Company’s assets, BBM essentially became a “shell company” in that it no longer has any active business operations or active business assets. Management of the Company through the Board of Directors, on a time available basis, will continue to search for, review and complete due diligence on carious potential merger or acquisition proposals for which management would deem that the Company would be a suitable acquisition candidate. As of the date of this report, no such acquisition or merger proposal has been identified.

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

The Company will continue to incur ongoing operating losses, which are expected to be greatly reduced due to the substantially inactive nature of the Company’s business. However, losses will be incurred in paying ongoing reporting expenses, including legal and accounting expenses, as necessary to maintain the Company as a public entity, as well as ongoing costs, while searching for merger and acquisition candidates. In addition, the Company still retains office space in downtown Manhattan and was actively negotiating for a subtenant for that space during the fiscal quarter. In January 2008, the Company entered into a sublease for its office space. The subtenant assumed the office space as of February 1, 2008 and is not responsible for payments prior to April 1, 2008. See “NOTES TO FINANCIAL STATEMENTS - SUBSEQUENT EVENT”. As of December 31, 2007, the Company’s monthly rent equals $21,105.98 per month.

Liquidity and Sources of Capital

The liquidity of the Company is extremely limited at the present time in terms of its ability to pay for ongoing reporting and minimal operating expenses as previously described. In addition, not all obligations of the Company have been settled, and it is possible that the Company may incur other financial obligations.

As of December 31, 2007, BBM had cash of approximately $473,000, a security deposit of $85,000 held by the landlord of BBM’s office lease and investment in Lightspace securities valued at $186,000.

BBM has no present avenues of financing and no present plans to obtain interim financing while continuing its search for a suitable merger or acquisition candidate or arrangements. Should there come a point in time when the Company has exhausted its reserve funds and must seek additional funding to maintain itself as a public reporting company engaged in searching for merger and acquisition opportunities, it may be necessary to seek private capital through the sale of additional restricted stock or borrowing either from principal shareholders or private parties. It does not appear probable that BBM would be able to attain financing from any commercial lending source, as it is presently constituted.

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

2.
Future regulations by various state or federal securities agencies, such as the State of Utah, Division of Securities or the SEC could make it difficult or impossible for the Company to continue as an inactive public Company through adoption of various administrative regulations and filing requirements which make it impossible or very difficult for the Company to continue as a non-operating public company.

3.
Only minimal management, time and expertise is being devoted to the operation of the Company now that it is inactive. Initial reviews of merger and acquisition opportunities are being completed by the Board, who have committed to devote their best efforts to search out and attempt to locate various merger or acquisition candidates or proposals for the Company. There is no assurance that the Board will be successful in ongoing efforts to find a merger or acquisition candidate.

4.
Any completion of a merger or acquisition agreement would be approved by the existing controlling shareholders. Further, it is likely that existing shareholders will incur a significant dilution to their aggregate shareholder percentages.

5.
Any completed merger or acquisition may result in new management being appointed to control the Company and a new business activity being selected over which the existing shareholders would essentially have no control or meaningful voice, other than the potential exercise of dissenting shareholder rights under Utah law under certain circumstances but even then no under all merger or acquisition structures.

6.	The Company will have no ongoing revenues or income to support it during this interim period.

Results of Operations

Three months ended December 31, 2007 (“2007”) compared to the three months ended December 31, 2006 (“2006”).

Results of operations for the three months ended December 31, 2007 reflect the following changes from the prior period.

	2007	2006	Increase (Decrease)
Net Revenues	-	462,000	(462,000)
Cost of Revenues	-	(587,000)	(587,000)
Selling,General & Administrative Expense	(243,000)	(773,000)	(530,000)
Research & Development	-	(357,000)	(357,000)
Gain from Sale of Assets	630,000	-	630,000
Income (Loss) from Operations	386,000	(1,255,000)	1,641,000
Other Income	1,000	-	1,000
Net Income (Loss)	387,000	(1,255,000)	1,642,000

The Company had no net revenues in the three months ended December 31, 2007 as it had ceased operations in June 2007 as compared to net revenues of $462,000 in the same period of the prior year as the Company had begun to sell several of its systems during that period.

The Company also had no cost of revenue in the three months ended December 31, 2007 as it has ceased operations in June 2007 as compared to costs of $587,000 for the same period of the prior year.

Selling, general and administrative expenses fell from $773,000 in 2006 to $243,000 in 2007 as the Company had only 2 employees anytime during the three months ended December 31, 2007. Included in expenses during the three months ended December 31, 2007 were professional fees of almost $80,000, rent expense of approximately $124,000 (including an approximate $84,000 non cash charge pursuant to SFAS No 146), payroll of approximately $23,000 and insurance expense of approximately $13,000.

Research and development expenses were nonexistent for the three months ended December 31, 2007 as the Company had ceased operations.

As a result of the sale of assets during the first quarter of fiscal year 2008, the Company recognized income of approximately $629,000 from the sale of its licenses and technology, its remaining fixed assets and inventory as well as the settlement of the accrued commissions and the withdrawal of a threatened lawsuit for which the Company had reserved $180,000.

For the three months ended December 31, 2007, BBM recognized income of $387,000 versus a loss for the three months ended December 31, 2006 of $1,255,000 as the Company had limited expenses due to its cessation of operations and recognized a gain from the sale of substantially all of the Company’s remaining assets, which were previously written down to a reduced basis in the third quarter of the fiscal year ended September 30, 2007.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (who are the same person), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended). Based on such evaluation, such officer has concluded that the disclosure controls and procedures are not effective as of December 31, 2007 as discussed more fully below.

There were no changes during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Material Weaknesses and Changes in Internal Controls. During the review of our financial statements for the fiscal quarter ended December 31, 2007, our independent registered public accounting firm identified material weaknesses in our internal controls over financial reporting connected primarily with non routine transactions and disclosures. The identified material weaknesses are due, in large part, to our lack of accounting and financial resources. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Since these material weaknesses were identified by our independent registered public accounting firm in connection with its review of the condensed consolidated financial statements in this Quarterly Report on Form 10-QSB, the non-routine transactions and disclosures subject to these issues are correctly accounted for and disclosed by us in the condensed consolidated financial statements included in this Quarterly Report on Form 10-QSB and no restatement of any previously filed financial statements is required. However, on a going-forward basis, management will continue to evaluate our disclosure controls and procedures concerning the recording of non-routine transactions and disclosures in order to prevent the recurrence of the circumstances that resulting in the material weaknesses identified in connection with the review of the financial statements in this Quarterly Report on Form 10-QSB.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

The Company has received notice of a potential claim for unpaid lease payments of $85,555. Although management of the Registrant believes the registrant has defenses to such claim, it has established a reserve for it as set forth in footnote 8 to the Financial Statements; otherwise, management of the Registrant is not aware of any significant litigation, pending or threatened, that would have a significant adverse effect on our financial position or results of operations.

Item 2.	Sales of Unregistered Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number

31.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 13a - 14 of the Securities Exchange Act.

32.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

BBM HOLDINGS, INC.

By:	/s/ Andrew Limpert
Andrew Limpert
President and Chief Executive Officer

Dated: February 14, 2008