Form 10QSB
period 2008-03-31
BBM HOLDINGS, INC.
filed 2008-05-20
CIK 1173281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549
FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(801) 433-2000
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

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date 25,247,006 shares of Common Stock outstanding as at May 20, 2008

Transitional Small Business Disclosure Format: Yes ☐ No ☒

BBM HOLDINGS, INC. AND SUBSIDIARIES

All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BBM Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheet
(In Thousands)

March 31, 2008

ASSETS

Current Assets
Cash and cash equivalents	$273
Total current assets	273

Security deposits	85
TOTAL ASSETS	$358

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$159
Accrued expenses	167
Total current liabilities	326

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, Series A , no par value, 10,000,000
authorized shares; none issued and outstanding
Common stock, no par value, 50,000,000 authorized shares;	0
25,247,006 issued and outstanding	21,366
Accumulated deficit	(21,334)
Total stockholders' equity	32
$358

See accompanying notes to unaudted condensed consolidated financial statements.

BBM Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
In Thousands

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

NET REVENUES	$-	$130	$-	$592

OPERATING EXPENSES (INCOME)
Cost of revenues	-	437	-	1,028
Selling, general and administrative costs	96	867	339	1,637
Research and development costs	-	451	-	809
Gain on sale of assets and settlements	-	-	(629)	-
Total operating expenses (income)	96	1,755	(290)	3,474

Income (loss) from operations	(96)	(1,625)	290	(2,882)

OTHER INCOME
Interest income, net	4	-	5	-
	4	-	5	-

Net income (loss)	$(92)	$(1,625)	$295	$(2,882)

Net income (loss) per common share
Basic	$(0.00)	$(0.00)	$0.00	$(0.00)
Diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average number of common shares outstanding
Basic	25,247	1,898	25,247	1,767
Diluted	25,247	1,898	30,858	1,767

See accompanying Notes to unaudited condensed consolidated financial statements.

BBM Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statement of Cash Flows (In Thousands)

	Six Months Ended
	March 31,
	2008	2007

Cash flows from operating activities
Net Income (loss)	$295	$(2,882)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Depreciation	-	117
Stock based compensation charge	-	4
Gain from sale of assets	(381)	-
Settlements and forgiveness of indebtedness	(248)	-
Restructuring charge (lease), net	84	-

Changes in operating assets and liabilities:
Accounts receivable, net	-	(438)
Inventories	-	(43)
Prepaid expenses and other current assets	3	27
Accounts payable	(48)	248
Accrued expenses	(89)	(205)
Net cash used in operating activities	(384)	(3,172)

Cash flows from investing activities
Purchases of machinery and equipment	-	(231)
Payment of security deposits	-	(9)
Proceeds from sale of assets	460	-
Net cash provided by (used in) investing activities	460	(240)

Cash flows from financing activities
Repayment of bridge loans	-	(815)
Net proceeds from issuance of preferred stock	-	6,740
Proceeds from exercise of stock options	-	-
Net cash provided by financing activities	-	5,925

Net increase in cash and cash equivalents	76	2,513

Cash and cash equivalents, beginning of period	197	34
Cash and cash equivalents, end of period	$273	$2,547

Supplemental schedules of non-cash investing and financing activities

Conversion of preferred stock into common stock	$-	$6,740

See accompanying Notes to unaudited condensed consolidated financial statements.

BBM Holdings, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Sale of Assets

On October 16, 2007, BBM Holdings, Inc. and Subsidiaries (the “Company” or “BBM”) agreed to sell substantially all of its assets (primarily intellectual property and technology) relating to broadband services to ships to private investors for $460,000 pursuant to an asset purchase agreement (the “Asset Purchase Agreement”). The Company completed the transaction November 1, 2007, after obtaining required stockholders’ approval under Utah corporate law. In conjunction with the completion of the sale of assets, a major customer of BBM agreed to release the Company of its obligation for accrued commissions of $45,000 as well as agreeing to withdraw its claim of $420,000; for which BBM had accrued a reserve equal to $180,000. In the six months ended March 31, 2008, the Company recognized a gain on the transaction of approximately $606,000, including the reversal of $225,000 of accrued liabilities.

Note 2. Continuation of Company as Inactive Public Entity and Going Concern Uncertainty

Continuation of Company as Inactive Public Entity - After the cessation of operations on June 5, 2007 and the sale of substantially all of the Company’s assets on November 1, 2007, BBM continues as an inactive public company seeking various merger, acquisition or other reorganization possibilities. BBM can give no assurance that it will be successful in such efforts or that its limited capital will be adequate to continue the Company as an inactive public company, nor will there be an assurance of any additional funding being available to the Company.

Going Concern Uncertainty - The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At March 31, 2008, the Company had cash and cash equivalents of $273,000, an accumulated deficit of approximately $21,334,000 and negative working capital of approximately $53,000. Although the Company recognized approximately $295,000 of income for the six months ended March 31, 2008, it was due entirely to the sale of assets and related transactions. For the six months ended March 31, 2008, the Company had no revenues and utilized cash in operating activities of approximately $384,000. The Company’s plan includes settling its remaining outstanding liabilities. Thereafter, the Company will have limited capital to pay for ongoing public reporting and minimal operating expense. In addition, not all obligations of the Company have been settled and it is possible that the Company may incur other financial obligations. Since the sale of the Company’s assets, the Company is essentially a “shell company” in that it will not have any active business purpose or active business assets. Management of the Company, through the Board of Directors, on a time available basis, will continue to search for, review and complete due diligence on various potential merger or acquisition proposals for which management would deem that the Company would be a suitable acquisition candidate. To the date of this report, no such acquisition or merger proposal has been identified.

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

Note 3.  Basis of Presentation

The accompanying interim condensed consolidated financial statements and notes have been prepared, in accordance with the instructions for Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), but have not been audited. Therefore such financial statements and notes do not include all information and notes normally provided in the annual consolidated financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended September 30, 2007, which are presented in the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007 filed January 15, 2008. These statements reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the three and six months ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results for the full year.

Note 4. Net Income (Loss) Per Common Share

The Company complies with Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings per Share.” Under SFAS No. 128, basic income (loss) per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted income per common share incorporates the dilutive effect of common stock equivalents during the period using the treasury stock method. The calculation of diluted loss per common share excludes potential common stock equivalents if the effect is anti-dilutive. As of March 31, 2008, the Company had the following common stock equivalents outstanding:

Warrants	13,075,935

Total	13,075,935

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

In March of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In December 2007, the FASB issued SFAS NO. 160 Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This statement is effective for fiscal years beginning on or after December 15, 2008. The statement applies prospectively as of the beginning of the fiscal year in which this is applied.

In June 2007,  the Emerging  Issues Task Force of the FASB issued EITF Issue No.07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to be used in Future  Research  and  Development  Activities",  (EITF  07-3)  which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable   advance payments  for  future  research  and  development activities  be deferred and  capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  EITF 07-3 is not expected to have a material  impact on our results of  operations or financial position.

Note 6. Related Party Transactions

As of March 2, 2008 the Company declared a dividend of the Lightspace Units equal to 0.03997 Units per share on its outstanding shares of Series A Preferred Stock payable on the close of business on March 27, 2008.

Note 7. Accrued Expenses

Accrued expenses consist of the following at March 31, 2008:

Present value of future lease payments, net	$129,000
Customer claims	15,000
Accrued professional fees	2,000
Other	21,000
$167,000

Note 8. Commitments and Contingencies

BBM received notice of a possible claim concerning an outstanding liability in connection with a software lease entered into as the Company was ceasing operations. Management has been trying to settle this lease. The Company has accrued for the full outstanding amount under the lease during the last fiscal year and are carrying the full costs as an outstanding payable for $73,905.23.

Note 9. Restructuring (Activities Associated with Cessation of the Company’s Operations)

In the fiscal year ended September 30, 2007, the Company established a restructuring reserve to account for the costs associated with the cessation of the Company’s operations. These costs included inventory and machinery and equipment write-downs, equipment lease terminations, customer claims and other costs. A summary of restructuring reserve activity for the six months ended March 31, 2008 is as follows (dollar amounts in thousands)

	Restructuring Reserve	Accrual Adjustment	Paid or Settled	Restructuring Reserve
	at September 30, 2007			At March 31, 2008

Leases	$161,000	$164,000	$91,000	$234,000
Customer Claims	$195,000		$180,000	$15,000
	$356,000	$164,000	$271,000	$249,000

The foregoing remaining liability of $249,000 included in the accounts payable and accrued expenses in the accompanying consolidated balance sheet as of March 31, 2008 does not include contingencies, if any, connected with claims unknown to the Company at this time.

During the six months ended March 31, 2008, the Company ceased using the rights conveyed by its facility lease and, pursuant to SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” recorded an $84,000 charge to operations (included in selling, general and administrative costs) to adjust its liabilities to record the present value of future lease payments, net of expected sublease rental. (In January 2008, the Company entered into a sublease for its office space. The sublease term correlates with the remaining term of the Company’s lease which expires in July 2010. Future sublease income which began in April 2008 and continues to July 2010 is approximately $18,000 per month.)The charge to operations is net of an $80,000 reversal of accrued rent.

The Company’s gain on sale of assets and settlements as reported in the accompanying statement of operations for the six months ended March 31, 2008 is comprised of the following:

Gain on sale of assets	$381,000
Reversal of accrued claims (a)	225,000
Vendor settlements (b)	23,000

$629,000

In January 2008, the Company entered into a sublease for its office space. The sublease term correlates with the remaining term of the Company’s lease which expires in July 2010. Future sublease income beginning in April 2008 through July 2010 is approximately $18,000 per month.

(a) -  includes $45,000 of accrued commissions not included in the foregoing summary of restructuring reserve activity
(b) -  includes $2,000 of accrued professional fees not included in the foregoing summary of restructuring reserve activity

Item 2. Management’s Discussion and Analysis or Plan of Operation

Our discussion and analysis of the business and subsequent discussion of financial conditions may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical in nature, including statements about beliefs and expectations, are forward-looking statements. Words such as “may,” “will,” “should,” “estimates,” “predicts,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties as described in greater detail in our “Risk Factors” on page 12 to this Quarterly Report, many of which are beyond our control. You are cautioned that these forward-looking statements reflect management’s estimates only as of the date hereof, and we assume no obligation to update these statements, even if new information becomes available or other events occur in the future. Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements. Actual future results, events and trends may differ materially from those expressed in or implied by such statements depending on a variety of factors, including, but not limited to those set forth in our filings with the SEC. Specifically, and not in limitation of these factors, we may alter our plans, strategies, objectives or business.

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

Summary

BBM Holdings, Inc. (formerly Prime Resource, Inc.) (“BBM”, the “Company” or the “Registrant”) is a Utah corporation that was organized on March 29, 2002 as a successor entity to Prime, LLC, a Utah limited liability company. BBM is currently a “shell company” and does not have any active business operation or active business assets.

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

Mr Limpert, age 38, has been an investment advisor associated with the Salt Lake based firm of Belsen Getty, LLC since 1998. Since April 2006, Mr. Limpert has primarily been engaged in maintaining the Company and attempting to find reorganization candidates. Mr. Limpert holds a B.S. degree in finance from the University of Utah in Salt Lake City granted in 1995 and an M.B.A. from Westminster College of Salt Lake City, Utah granted in 1998. Mr. Limpert is providing his services to the Company on a limited as-needed basis.

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

The Company will continue to incur ongoing operating losses, which are expected to be greatly reduced due to the substantially inactive nature of the Company’s business. However, losses will be incurred in paying ongoing reporting expenses, including legal and accounting expenses, as necessary to maintain the Company as a public entity, as well as ongoing costs, while searching for merger and acquisition candidates. In January 2008, the Company entered into a sublease for its office space in downtown Manhattan. The subtenant assumed the office space as of February 1, 2008 and is not responsible for payments prior to April 1, 2008.

Liquidity and Sources of Capital

The liquidity of the Company is extremely limited at the present time in terms of its ability to pay for ongoing reporting and minimal operating expenses as previously described. In addition, not all obligations of the Company have been settled, and it is possible that the Company may incur other financial obligations.

As of March 2, 2008 the Company declared a dividend of the Lightspace Units equal to 0.03997 Units per share on its outstanding shares of Series A Preferred Stock payable on the close of business on March 27, 2008.

As of March 31, 2008, BBM had cash of approximately $273,000 and a security deposit of $85,000 held by the landlord of BBM’s office lease .

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

6.	The Company will have no ongoing revenues or income to support it during this interim period.

Results of Operations

Three months ended March 31, 2008 (“2008”) compared to the three months ended March 31, 2007 (“2007”).

Results of operations for the three months ended March 31, 2008 reflect the following changes from the prior period.

	2008	2007	Increase (Decrease)
Net Revenues	-	130,000	(130,000)
Cost of Revenues	-	(437,000)	437,000
Selling, General & Administrative Expense	(96,000)	(867,000)	771,000
Research & Development	-	(451,000)	451,000
Gain from Sale of Assets	-	-	-
Total operating expenses (income)	(96,000)	(1,755,000)	1,659,000
Income (Loss) from Operations	(96,000)	(1,625,000)	(1,529,000)
Other Income	4,000	-	4,000
Net Income (Loss)	(92,000)	(1,625,000)	1,533,000

The Company had no net revenues in the three months ended March 31, 2008 as it had ceased operations in June 2007 as compared to net revenues of $130,000 in the same period of the prior year as the Company had begun to sell several of its systems during that period.

The Company also had no cost of revenue in the three months ended March 31, 2008 as it has ceased operations in June 2007 as compared to costs of $437,000 for the same period of the prior year.

Selling, general and administrative expenses fell from $867,000 in 2007 to $96,000 in 2008 as the Company had no employees anytime during the three months ended March 31, 2008. Included in expenses during the three months ended March 31, 2008 were professional fees of almost $25,000, rent expense of approximately $44,000, and insurance expense of approximately $20,000.

Research and development expenses were nonexistent for the three months ended March 31, 2008 as the Company had ceased operations as compared to expenses of $451,000 for the same period of the prior year.

For the three months ended March 31, 2008, BBM incurred a net loss of $96,000 versus a loss for the three months ended March 31, 2007 of $1,625,000 as the Company had limited expenses due to its cessation of operations.

Six months ended March 31, 2008 (“2008”) compared to the six months ended March 31, 2007 (“2007”).

Results of operations for the six months ended March 31, 2008 reflect the following changes from the prior period.

	2008	2007	Increase (Decrease)
Net Revenues	-	592,000	(592,000)
Cost of Revenues	-	1,028,000	(1,028,000)
Selling,General & Administrative Expense (Income)	339,000	1,637,000	(1,298,000)
Research & Development	-	809,000	(809,000)
Gain from Sale of Assets (Income)	(629,000)	-	629,000
Income (Loss) from Operations	290,000	(2,882,000)	3,172,000
Other Income	5,000	-	5,000
Net Income (Loss)	295,000	(2,882,000)	3,177,000

The Company had no net revenues in the six months ended March 31, 2008 as it had ceased operations in June 2007 as compared to net revenues of $592,000 in the same period of the prior year as the Company had begun to sell several of its systems during that period.

The Company also had no cost of revenue in the six months ended March 31, 2008 as it has ceased operations in June 2007 as compared to costs of $1,028,000 for the same period of the prior year.

Selling, general and administrative expenses fell from $1,637,000 in 2007 to $339,000 in 2008 as the Company had only two employees at any time during the six months ended March 31, 2008. Included in expenses during the six months ended March 31, 2008 were professional fees of almost $105,000, rent expense of approximately $168,000 (including an approximate $84,000 non cash charge pursuant to SFAS No 146), payroll of approximately $23,000 and insurance expense of approximately $33,000.

Research and development expenses were nonexistent for the three months ended March 31, 2008 as the Company had ceased operations as compared to expenses of $809,000 for the same period of the prior year.

As a result of the sale of assets during the first quarter of fiscal year 2008, the Company recognized income of approximately $629,000 from the sale of its licenses and technology, its remaining fixed assets and inventory as well as the settlement of the accrued commissions and the withdrawal of a threatened lawsuit for which the Company had reserved $180,000.

For the six months ended March 31, 2008, BBM recognized income of $295,000 versus a loss for the six months ended March 31, 2007 of $2,882,000 as the Company had limited expenses due to its cessation of operations and recognized a gain from the sale of substantially all of the Company’s remaining assets, which were previously written down to a reduced basis in the third quarter of the fiscal year ended September 30, 2007.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (who are the same person), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, such officer has concluded that the disclosure controls and procedures are not effective as of March 31, 2008 as discussed more fully below.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting in connection with the evaluation required under paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c) Inherent Limitations on Effectiveness of Internal Controls

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

Material Weaknesses and Changes in Internal Controls. During the review of our consolidated financial statements for the fiscal quarter ended March 31, 2008, our independent registered public accounting firm identified material weaknesses in our internal controls over financial reporting connected primarily with non-routine transactions and disclosures. The identified material weaknesses are due, in large part, to our lack of accounting and financial resources. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Since these material weaknesses were identified by our independent registered public accounting firm in connection with its review of the condensed consolidated financial statements in this Quarterly Report on Form 10-QSB, the non-routine transactions and disclosures subject to these issues are correctly accounted for and disclosed by us in the condensed consolidated financial statements included in this Quarterly Report on Form 10-QSB and no restatement of any previously filed financial statements is required. However, on a going-forward basis, management will continue to evaluate our disclosure controls and procedures concerning the recording of non-routine transactions and disclosures in order to prevent the recurrence of the circumstances that resulting in the material weaknesses identified in connection with the review of the consolidated financial statements in this Quarterly Report on Form 10-QSB.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Our management is not aware of any significant litigation, pending or threatened, that would have a significant adverse effect on our financial position or results of operations.

Item 2. Sales of Unregistered Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number

31.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act.

32.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

BBM HOLDINGS, INC.

By:	/s/ Andrew Limpert
Andrew Limpert President and Chief Executive Officer
Dated: May 20, 2008