Form 10-Q
period 2008-06-30
BBM HOLDINGS, INC.
filed 2008-08-19
CIK 1173281

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes  ☒    No   ☐

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date 25,247,006 shares of Common Stock outstanding as at July 22, 2008

Transitional Small Business Disclosure Format:                                                                                                                     Yes ☐   No ☒

BBM HOLDINGS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
Page

PART I                      FINANCIAL INFORMATION 3

Item 1.                                                                                                                                Unaudited Condensed Consolidated Financial Statements 3

Item 2.                                                                                                                                Management’s Discussion and Analysis or Plan of Operation [INSERT PAGE NUMBER]

Item 3.                                                                                                                                Controls and Procedures [INSERT PAGE NUMBER]

PART II                      OTHER INFORMATION [INSERT PAGE NUMBER]

Item 1.                                                                                                                                Legal Proceedings [INSERT PAGE NUMBER]

Item 2.                                                                                                                                Sales of Unregistered Securities and Use of Proceeds. [INSERT PAGE NUMBER]

Item 3.                                                                                                                                Defaults Upon Senior Securities. [INSERT PAGE NUMBER]

Item 4.                                                                                                                                Submission of Matters to a Vote of Security Holders. [INSERT PAGE NUMBER]

Item 5.                                                                                                                                Other Information [INSERT PAGE NUMBER]

Item 6.                                                                                                                                Exhibits 20

PART I

PART I	FINANCIAL INFORMATION

Condensed Consolidated Financial Statements

BBM HOLDINGS, INC. AND SUBSIDIARIES
( A Development Stage Company)
Balance Sheets
(In Thousands)

ASSETS
	June 30,	September 30,
	2008	2007
CURRENT ASSETS	(Unaudited)
Cash and cash equivalents	$157	$197

Total Current Assets	157	197

OTHER ASSETS
Net assets of discontinued operations	-	418
Security deposits	85	87

Total Other Assets	85	505

TOTAL ASSETS	$242	$702

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$39	$240
Net liabilities of discontinued operations	160	356
Accrued expenses	-	41

Total Current Liabilities	199	637

LONG-TERM LIABILITIES, Dividend payable	-	328

TOTAL LIABILITIES	199	965

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, series A; 10,000,000 shares authorized,
at no par value, no shares and 1,454,090
shares issued and outstanding, respectively	-	-
Common stock; 50,000,000 shares authorized,
at no par value, 25,247,006 and 25,247,006
shares issued and outstanding, respectively	21,366	21,366
Accumulated deficit	(20,975)	(21,629)
Deficit accumulated during the development stage	(348)	0

Total Stockholders' Equity (Deficit)	43	(263)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$242	$702

The accompanying notes are an integral part of these financial statements.

BBM HOLDINGS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Statements of Operations
(In Thousands)
(unaudited)

					From Inception of
					the Development
					Stage on
					October 16,
	For the Three Months Ended		For the Nine Months Ended		2007 Through
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008
REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
General and administrative	14	-	354	-	354

Total Operating Expenses	14	-	354	-	354

OPERATING LOSS	(14)	-	(354)	-	(354)

OTHER INCOME AND EXPENSE
Other income and expense	1	-	6	-	6

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(13)	-	(348)	-	(348)
PROVISION FOR INCOME TAXES	-	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(13)	-	(348)	-	(348)
DISCONTINUED OPERATIONS
Income (loss) from discontinued
operations (including gain on
disposal of $606)	24	(3,230)	654	(6,112)	(20,975)
Income tax benefit	-	-	-	-	-
GAIN (LOSS) ON
DISCONTINUED OPERATIONS	24	(3,230)	654	(6,112)	(20,975)

NET INCOME (LOSS)	$11	$(3,230)	$306	$(6,112)	$(21,323)

BASIC INCOME (LOSS) PER SHARE
Continuing operations	$(0.00)	$0.00	$(0.01)	$0.00
Discontinued operations	0.00	(0.13)	0.03	(0.64)
	$0.00	$(0.13)	$0.02	$(0.64)
DILUTED INCOME (LOSS) PER SHARE
Continuing operations	$(0.00)	$0.00	$(0.01)	$0.00
Discontinued operations	0.00	(0.13)	0.02	(0.64)
	$0.00	$(0.13)	$0.01	$(0.64)
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
BASIC	25,247	25,230	25,247	9,588
DILUTED	38,323	25,230	38,323	9,588

The accompanying notes are an integral part of these financial statements.

BBM HOLDINGS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Statements of Cash Flows
(In Thousands)
			From Inception
			of the
			Development
			Stage on
			October 16,
	For the Nine Months Ended		2007 Through
	June 30,		June 30,
OPERATING ACTIVITIES	2008	2007	2008
Net income (loss)	$306	$(6,112)	$306
Adjustments to reconcile net loss to net cash
used by operating activities:
Discontinued operations	(1,046)	958	(1,046)
Changes in operating assets and liabilities
Change in accounts payable	102	-	102
Increase in accrued expenses	138	-	138

Net Cash Used by Operating Activities	(500)	(5,154)	(500)

INVESTING ACTIVITIES
Discontinued operations	460	(366)	460

Net Cash Used by Investing Activities	460	(366)	460

FINANCING ACTIVITIES
Discontinued operations	-	5,906	-

Net Cash Provided by Financing Activities	-	5,906	-

NET DECREASE IN CASH	(40)	386	(40)

CASH AT BEGINNING OF PERIOD	197	34	197

CASH AT END OF PERIOD	$157	$420	$157

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Preferred stock converted to common stock	$-	$6,740	$-

The accompanying notes are an integral part of these financial statements.

BBM Holdings, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.                      Sale of Assets

On October 16, 2007, BBM Holdings, Inc. and Subsidiaries (the “Company” or “BBM”) agreed to sell substantially all of its assets (primarily intellectual property and technology) relating to broadband services to ships to private investors for $460,000 pursuant to an asset purchase agreement (the “Asset Purchase Agreement”).  The Company completed the transaction November 1, 2007, after obtaining required stockholders’ approval under Utah corporate law.  In conjunction with the completion of the sale of assets, a major customer of BBM agreed to release the Company of its obligation for accrued commissions of $45,000 as well as agreeing to withdraw its claim of $420,000; for which BBM had accrued a reserve equal to $180,000.  In the nine months ended June 30, 2008, the Company recognized a gain on the transaction of approximately $606,000, including the reversal of $225,000 of accrued liabilities.

Note 2.  Continuation of Company as Inactive Public Entity and Going Concern Uncertainty

Continuation of Company as Inactive Public Entity – After the cessation of operations on June 5, 2007 and the sale of substantially all of the Company’s assets on November 1, 2007, BBM continues as an inactive public company seeking various merger, acquisition or other reorganization possibilities.  BBM can give no assurance that it will be successful in such efforts or that its limited capital will be adequate to continue the Company as an inactive public company, nor will there be an assurance of any additional funding being available to the Company.

Going Concern Uncertainty – The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  At June 30, 2008, the Company had cash and cash equivalents of $157,000, an accumulated deficit of approximately $21,323,000 and negative working capital of approximately $42,000.  Although the Company recognized approximately $306,000 of income for the nine months ended June 30, 2008, it was due entirely to the sale of assets and related transactions.  For the nine months ended June 30, 2008, the Company had no revenues and utilized cash in operating activities of approximately $500,000.  The Company’s plan includes settling its remaining outstanding liabilities.  Thereafter, the Company will have limited capital to pay for ongoing public reporting and minimal operating expense.  In addition, not all obligations of the Company have been settled and it is possible that the Company may incur other financial obligations.  Since the sale of the Company’s assets, the Company is essentially a “shell company” in that it will not have any active business purpose or active business assets.  Management of the Company, through the Board of Directors, on a time available basis, will continue to search for, review and complete due diligence on various potential merger or acquisition proposals for which management would deem that the Company would be a suitable acquisition candidate.  To the date of this report, no such acquisition or merger proposal has been identified.

The Company has no present avenues of financing and no present plans to obtain interim financing while continuing its search for a suitable merger or acquisition candidate.  Should there come a point in time when the Company has exhausted its reserve funds and must seek additional funding to maintain itself as a public reporting company engaged in searching for merger and acquisition opportunities, it may be necessary to seek private capital through the sale of additional restricted stock or borrowing either from principal shareholders or private parties.  It is highly unlikely that the Company would be able to attain financing from any commercial lending source, as it is presently constituted.  As a result of the foregoing, the future liquidity of the Company and funding sources must be considered as tentative and very limited and pose a substantial risk factor to the ongoing viability of the Company.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3.                       Basis of Presentation

The accompanying interim condensed consolidated financial statements and notes have been prepared, in accordance with the instructions for Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), but have not been audited.  Therefore such financial statements and notes do not include all information and notes normally provided in the annual consolidated financial statements.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial

BBM Holdings, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 3.                       Basis of Presentation (continued)

statements and the notes thereto for the fiscal year ended September 30, 2007, which are presented in the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007 filed January 15, 2008.  These statements reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the three and nine months ended June 30, 2008 and 2007.  The results of operations for the three months ended June 30, 2008 and 2007 are not necessarily indicative of the results for the full year.

Certain amounts in the prior year financial statements have been reclassified to conform to the presentation in the current financial statements. The Company has been reclassified as a development stage enterprise as of October 1, 2007.

Note 4.  Net Income (Loss) Per Common Share

The Company complies with Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings per Share.” Under SFAS No. 128, basic income (loss) per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted income per common share incorporates the dilutive effect of common stock equivalents during the period using the treasury stock method. The calculation of diluted loss per common share excludes potential common stock equivalents if the effect is anti-dilutive.  As of June 30, 2008, the Company had the following common stock equivalents outstanding:

Warrants	13,075,935

Total	13,075,935

The outstanding options expired unexercised on January 31, 2008.

Note 5.  Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

BBM Holdings, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 5.  Recently Issued Accounting Pronouncements (continued)

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

Note 6.  Related Party Transactions

As of March 2, 2008 the Company declared a dividend of the Lightspace Units equal to 0.03997 Units per share on its outstanding shares of Series A Preferred Stock payable on the close of business on March 27, 2008 pending certificate printing and any other regulatory approvals.  The dividend was distributed to all Series A Preferred Stockholders on June 23, 2008 and the under the terms of the Series A Preferred Stock the shares were simultaneously cancelled.

Note 7.   Accrued Expenses

Accrued expenses consist of the following at June 30, 2008:

Present value of future lease payments, net	$75,000
Customer claims	15,000
Accrued professional fees	9,000
Other	19,000
$118,000

The Company has sub-let its offices and recorded the present value of future lease payments to be made net of the lease payments to be received. The Company has used a discount rate of 10%.

BBM Holdings, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8.  Commitments and Contingencies

BBM received notice of a possible claim concerning an outstanding liability in connection with a software lease entered into as the Company was ceasing operations.  Management has been trying to settle this lease.  The Company has accrued for the full outstanding amount under the lease during the last fiscal year and is carrying the full costs as an outstanding payable for $73,905.

Note 9.  Restructuring (Activities Associated with Cessation of the Company’s Operations)

In the fiscal year ended September 30, 2007, the Company established a restructuring reserve to account for the costs associated with the cessation of the Company’s operations.  These costs included inventory and machinery and equipment write-downs, equipment lease terminations, customer claims and other costs.  During the three months ended June 30, 2008, the Company settled one of its outstanding software leases resulting in a gain of $23,000.  A summary of restructuring reserve activity for the nine months ended June 30, 2008 is as follows .

	Restructuring Reserve	Accrual Adjustment	Paid or Settled	Restructuring Reserve
	at September 30, 2007			At June 30, 2008

Leases	$161,000	$164,000	$180,000	$145,000
Customer Claims	$195,000		$180,000	$15,000
	$356,000	$164,000	$360,000	$160,000

The foregoing remaining liability of $160,000 included in the net liabilities of discontinued operations in the accompanying consolidated balance sheet as of June 30, 2008 does not include contingencies, if any, connected with claims unknown to the Company at this time.

During the nine months ended June 30, 2008, the Company ceased using the rights conveyed by its facility lease and, pursuant to SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” recorded a $50,000 charge to operations (included in selling, general and administrative costs) to adjust its liabilities to record the present value of future lease payments, net of expected sublease rental. (In January 2008, the Company entered into a sublease for its office space. The sublease term correlates with the remaining term of the Company’s lease which expires in July 2010. Future sublease income which began in April 2008 and continues to July 2010 is approximately $18,000 per month.)  The charge to operations is net of a $114,000 reversal of accrued rent.

The Company’s gain on sale of assets and settlements as reported in the accompanying statement of operations for the nine months ended June 30, 2008 is comprised of the following:

Gain on sale of assets	$381,000
Reversal of accrued claims (a)	225,000
Vendor settlements (b)	48,000

$654,000

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Our discussion and analysis of the business and subsequent discussion of financial conditions may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical in nature, including statements about beliefs and expectations, are forward-looking statements.  Words such as “may,” “will,” “should,” “estimates,” “predicts,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying such statements.  Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties as described in greater detail in our “Risk Factors” on page 15 to this Quarterly Report, many of which are beyond our control. You are cautioned that these forward-looking statements reflect management’s estimates only as of the date hereof, and we assume no obligation to update these statements, even if new information becomes available or other events occur in the future. Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements.  Actual future results, events and trends may differ materially from those expressed in or implied by such statements depending on a variety of factors, including, but not limited to those set forth in our filings with the SEC. Specifically, and not in limitation of these factors, we may alter our plans, strategies, objectives or business.

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

On April 30, 2006, Prime Resource, Inc. transferred substantially all of its assets, essentially becoming a “shell company” without any active business purpose or active business assets.  On March 22, 2007, the Registrant changed its name to “BBM Holdings, Inc.”  On March 30, 2007 (the "Effective Date"), Prime Acquisition, Inc., a wholly-owned subsidiary of the Registrant, merged with and into Broadband Maritime, Inc. (“Broadband”), a company providing broadband internet service and international telephone service for the maritime industry.  On June 5, 2007, the Registrant announced that it ceased operations and reduced employment to a small residual force. Effective October 1, 2007 the Company considers itself to have re-entered the development stage.

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

On October 16, 2007, BBM Holdings, Inc. agreed to sell substantially all of its assets (primarily intellectual property and technology) relating to broadband services to ships to private investors for $460,000,  pursuant to an asset purchase agreement (the “Asset Purchase Agreement”).  The Company completed the transaction November 1, 2007, after required stockholders’ approval under Utah corporate law.  In conjunction with the completion of the asset sale, BBM’s major customer agreed to release the Company of its obligation to accrued commissions of $45,000 and agreed to withdraw its claim of $420,000, for which BBM had accrued a reserve equal to $180,000.

The detailed terms of such sale are more fully described in the Company’s Current Report on Form 8-K filed on October 16, 2007, to which was attached a complete copy of the definitive Asset Purchase Agreement, together with the exhibits and schedules to the agreement.

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

As of June 30, 2008, BBM had cash of approximately $157,000 and a security deposit of $85,000 held by the landlord of BBM’s office lease.

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

5.
Any completed merger or acquisition may result in new management being appointed to control the Company and a new business activity being selected over which the existing shareholders would essentially have no control or meaningful voice, other than the potential exercise of dissenting shareholder rights under Utah law under certain circumstances but even then not under all merger or acquisition structures.

6.	The Company will have no ongoing revenues or income to support it during this interim period.

Results of Operations

Three months ended June 30, 2008 (“2008”) compared to the three months ended June 30, 2007 (“2007”).

Results of operations for the three months ended June 30, 2008 reflect the following changes from the prior period.

	2008	2007	Increase (Decrease)
Net Revenues	-	-	-
Cost of Revenues	-	-	-
Selling, General & Administrative Expense	14,000	-	14,000
Other Income	1,000	-	1,000
Income (Loss) from Operations	(13,000)	-	13,000
Discontinued Operations	24,000	(3,230,000)	3,254,000
Net Income (Loss)	11,000	(3,230,000)	3,241,000

The Company had no net revenues from continuing operations in the three months ended June 30, 2008 as it had ceased operations in October 2007 .

The Company also had no cost of revenue from continuing operations in the three months ended June 30, 2008 as it has ceased operations in October 2007.

Selling, general and administrative expenses from continuing operations rose from $-0- in 2007 to $14,000 in 2008 as the Company had re-entered the development stage effective October 1, 2007. Included in expenses from continuing operations during the three months ended June 30, 2008 were professional fees of almost $34,000, reversal of rent accruals resulting in a gain of $34,000, software expense of $3,000, insurance expense of approximately $10,000 and miscellaneous expenses of approximately $1,000.

For the three months ended June 30, 2008, BBM recognized total net income of $11,000 from continuing and discontinued operations versus a loss for the three months ended June 30, 2007 of $3,230,000 as the Company had limited expenses due to its cessation of operations.

Nine months ended June 30, 2008 (“2008”) compared to the nine months ended June 30, 2007 (“2007”).

Results of operations for the nine months ended June 30, 2008 reflect the following changes from the prior period.

	2008	2007	Increase (Decrease)
Net Revenues	-	-	-
Cost of Revenues	-	-	-
Selling, General & Administrative Expense	354,000	-	354,000
Other Income (Expense)	6,000	-	6,000
Income (Loss) from Operations	(348,000)	-	348,000
Discontinued Operations	654,000	(6,112,000)	6,766,000
Net Income (Loss)	306,000	(6,112,000)	6,418,000

The Company had no net revenues from continuing operations in the nine months ended June 30, 2008 as it had ceased operations in June 2007 as compared to net revenues of $-0- in the same period of the prior year as the Company had begun to sell several of its systems during that period.

The Company also had no cost of revenue in the nine months ended June 30, 2008 as it has ceased operations in June 2007 as compared to costs of $-0- for the same period of the prior year.

Selling, general and administrative expenses rose from $-0- in 2007 to $354,000 in 2008 as the Company had re-entered the development stage effective October 1, 2007.  Included in expenses during the nine months ended June 30, 2008 were professional fees of almost $139,000, rent expense of approximately $135,000 (including an approximate $50,000 non-cash charge pursuant to SFAS No 146), payroll of approximately $23,000 and insurance expense of approximately $43,000.

As a result of the sale of assets during the first nine months of fiscal year 2008, the Company recognized a gain of approximately $630,000 from the sale of its licenses and technology, its remaining fixed assets and inventory as well as the settlement of the accrued commissions and the withdrawal of a threatened lawsuit for which the Company had reserved $180,000.  The Company also recognized an additional $24,000 from the settlement of an outstanding software lease during the second quarter of 2008.

For the nine months ended June 30, 2008, BBM recognized net income of $306,000 from continuing and discontinued operations versus a net loss for the nine months ended June 30, 2007 of $6,112,000 as the Company had limited expenses due to its cessation of operations and recognized a gain from the sale of substantially all of the Company’s remaining assets, which were previously written down to a reduced basis in the third quarter of the fiscal year ended September 30, 2007.

Item 3.                      Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (who are the same person), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, such officer has concluded that the disclosure controls and procedures are not effective as of June 30, 2008 as discussed more fully below.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting in connection with the evaluation required under paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Material Weaknesses and Changes in Internal Controls.  During the review of our consolidated financial statements for the fiscal quarter ended June 30, 2008, our independent registered public accounting firm identified material weaknesses in our internal controls over financial reporting connected primarily with non-routine transactions and disclosures.  The identified material weaknesses are due, in large part, to our lack of accounting and financial resources.  As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Since these material weaknesses were identified by our independent registered public accounting firm in connection with its review of the condensed consolidated financial statements in this Quarterly Report on Form 10-QSB, the non-routine transactions and disclosures subject to these issues are correctly accounted for and disclosed by us in the condensed consolidated financial statements included in this Quarterly Report on Form 10-QSB. Also a restatement of previously filed financial statements for the quarters ended March 31, 2008 and December 31, 2007 is required.  However, on a going-forward basis, management will continue to evaluate our disclosure controls and procedures concerning the recording of non-routine transactions and disclosures in order to prevent the recurrence of the circumstances that result in the material weaknesses identified in connection with the review of the consolidated financial statements in this Quarterly Report on Form 10-QSB.

OTHER INFORMATION

Legal Proceedings

Our management is not aware of any significant litigation, pending or threatened, that would have a significant adverse effect on our financial position or results of operations.

Sales of Unregistered Securities and Use of Proceeds.

None.

Defaults Upon Senior Securities.

None.

Submission of Matters to a Vote of Security Holders.

None.

Other Information

None.

Exhibits

Exhibit Number

31.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a–14 of the Securities Exchange Act.

32.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

BBM HOLDINGS, INC.

By:/s/ Andrew Limpert
Andrew Limpert
President and Chief Executive Officer

Dated:  August 19, 2008