Form 10-K
period 2008-09-30
BBM HOLDINGS, INC.
filed 2009-01-13
CIK 1173281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from  _______ to __________.

Commission File No:  333-88480
BBM HOLDINGS, INC.
 (Exact Name of Registrant as Specified in its Charter)

                                                                                                                                               Utah                                                         13-3709558
                                                                                                                                           (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
                                                                                                                                            Incorporation or Organization)

1245 Brickyard Rd., #590
Salt Lake City, Utah 84106
(Address of Principal Executive Offices)

(801) 433-2000
Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under to Section 12(g) of the Exchange Act:

Common Stock, no par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]  No  [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes [    ]  No [  X ]

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities Exchange  Act  of 1934 during the  preceding  12 months (or for such shorter period that the  registrant was required to file such reports),  and (2) has been subject to such filing requirements for past 90 days.
Yes [X] No  [   ]

Indicate by check mark if disclosure of delinquent  filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the  best  of  registrant's   knowledge,  in  definitive  proxy  or  information statements  incorporated  by  reference  in Part III of this Form  10-K or any amendment to this Form 10-K.
Yes  [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

(Check One): Large Accelerated Filer [   ] Accelerated Filer [   ] Non-Accelerated Filer [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check One): Large accelerated filer  [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [  ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                                                                                                 Yes [X   ] No [  ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold at December 29, 2008 was $2,124,330. For purposes of this disclosure, shares of common stock held by persons who hold more that 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. The determination of executive officers or affiliate status is not necessarily a conclusive determination for other purposes.

At December 31, 2008, the registrant had 25,247,006 shares of Common Stock outstanding.

Part  I

Item 1.	BUSINESS.

Our discussion and analysis of the business and subsequent discussion of financial conditions may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical in nature, including statements about beliefs and expectations, are forward-looking statements.  Words such as “may,” “will,” “should,” “estimates,” “predicts,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties as described in greater detail in our “Risk Factors” on page 14 of this Annual Report. You are cautioned that these forward-looking statements reflect management’s estimates only as of the date hereof, and we assume no obligation to update these statements, even if new information becomes available or other events occur in the future. Actual future results, events and trends may differ materially from those expressed in or implied by such statements depending on a variety of factors, including, but not limited to those set forth in our filings with the Securities and Exchange Commission (“SEC”). Specifically, and not in limitation of these factors, we may alter our plans, strategies, objectives or business.

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

General and Historical

Summary

BBM Holdings, Inc (formerly Prime Resource, Inc.) (“BBM”, the “Company” or the “Registrant”) is a Utah corporation that was organized on March 29, 2002 as a successor entity to Prime, LLC, a Utah limited liability company. BBM is currently a “shell company” and does not have any active business operations or active business assets.  The Company is considering entry into the biotechnology industry.  Accordingly, the Company has entered into an agreement with Dr. S. Z. Hirschman, to act as a part-time consultant.  The Company has entered into an agreement to acquire certain pre-clinical compounds from Dr. Hirschman that subject to the Company’s due diligence is anticipated to close on May 13, 2009.  Please see “Material Subsequent Events.”

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

In connection with the Merger, the Articles of Incorporation of the Registrant were amended on March 22, 2007, to (1) change its name to "BBM Holdings, Inc." and (2) increase the total authorized capital stock of the Registrant to 60,000,000 shares, of which 50,000,000 shares were designated common stock, no par value, and 10,000,000 shares were designated preferred stock, no par value, of which 1,454,090 shares of the Preferred Stock were designated Series A Preferred Stock (the "Series A Stock"). Prior to the Merger, the Registrant paid a dividend of one share of Series A Stock per share of Common Stock outstanding. Each share of Series A Stock represents the right to exchange such share for a pro rata share (among the issued and outstanding Series A Stock) of whatever right, title and interest is held by the Registrant in the Units consisting of 465,000 shares of common stock of Lightspace, and warrants to purchase common stock of Lightspace (the "Lightspace Securities"), described in the Company’s Quarterly Report on Form 10-QSB filed by the Registrant on November 16, 2006. This prorata distribution of the LightSpace Units took place on June 30, 2008 and therefore the 1,454,090 preferred shares were deemed obsolete as that was their only purpose.

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

Until June, 2007, Broadband was a US-based telecommunications service provider.  Broadband developed a broadband internet service and international telephone service for the maritime industry.  Historically, Broadband’s technology provided online connectivity to global traveling vessels as well as international telephone service from the ship to worldwide destinations.  Broadband was a telecommunications engineering and service company offering a turnkey solution providing always-on Internet access to commercial shipping fleets, as well as ship-to-shore telephone service with worldwide termination.

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

On May 31, 2007, Mary Ellen Kramer and Zevi Kramer resigned as directors of the Company effective as of such date.  The resignations of Ms. Kramer and Mr. Kramer were not related to any disagreement between them and the Company on any matter relating to the Company’s operations, policies or practices.  Ms. Kramer continued to serve as the Principal Executive Officer and Principal Financial Officer of the Company until November 1, 2007, the closing of the sale of Broadband’s remaining assets.

The Company has negotiated with substantially all of its current vendors to obtain a release of long-term obligations.

Once the assets of Broadband were disposed of, as discussed below, BBM Holdings Inc. became essentially a “shell company” and does not currently have any active business operation or active business assets, other than a consulting agreement with Dr. S. Z. Hirschman and an agreement to acquire certain pre-clinical compounds from Dr. Hirschman subject to the Company’s due diligence inquiry as described in greater detail below in “Material Subsequent Events.’  Management of the Company through the Board of Directors, on a time available basis, will continue to search for, review and complete due diligence on various potential merger or acquisition proposals for which management would deem that the company would be a suitable acquisition candidate. To the date of this report, no such acquisition or merger proposal has been identified, other than an offer to acquire YM Biosciences, Inc. made by the Company on November 13, 2008, as described in greater detail below in “Material Subsequent Events.”

The following numbered paragraphs summarize the key consequences of the divestment to the Company and its shareholders.

1.
The discontinuation of the Company’s operations and the disposal of substantially all of the Company’s operating assets and the negotiated release from its outstanding liabilities substantially reduces the Company’s continuing cash requirements.

2.
The subsequent sale of the Company’s operations provides cash to the Company of $460,000 and releases the Company from liabilities of up to $465,000. This cash will pay the ongoing expenses of the Company as an inactive public company, including such matters as filing, accounting and legal fees necessary to maintain the Company’s trading on the Electronic Bulletin Board and continue it as a reporting company under the Securities and Exchange Act of 1934. As of September 30, 2008, the Company had cash of approximately $96,000.

3.	The Board of Directors has the responsibility to continue to look for and obtain possible merger and acquisition candidates and proposals for the Company.

On October 16, 2007, the Company agreed to sell substantially all of its assets (primarily intellectual property and technology) relating to broadband services to ships to private investors for $460,000 pursuant to an asset purchase agreement (the “Asset Purchase Agreement”). The Company completed the transaction on November 1, 2007, after receiving stockholder approval required under Utah corporate law.  In conjunction with the completion of the asset sale, BBM’s major customer has agreed to release the Company of its obligation to pay accrued commissions of $45,000 as well as agreeing to withdraw its claim of $420,000.

Change of Auditor

On April 17, 2008 the Company’s board of directors appointed Child, Van Wagoner and Bradshaw as the auditor for the Company.  There were no disagreements with the Company’s prior auditor Rothstein Kass and the company thanked them for their service. Child Van Wagoner and Bradshaw were the auditors for the Company in 2005 and 2006 through March 31, 2007 at the time the Company acquired Broadband.   This action was reported on a Current Report on Form 8-K, filed on April 23, 2008.

Continuation of Company as an Inactive Public Entity

BBM will continue on for so long as possible as a “shell” public company seeking various merger, acquisition or other reorganization possibilities.  BBM can give no future assurance that it will be successful in such efforts or that its limited operating funds will be adequate to continue the Company as a public company, nor will there be any assurance of any additional funding being available to the Company.  Our independent accountants have qualified their audit report by expressing doubt about the Company’s ability to continue as a “going concern.”

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

Absence of Traditional Discussion of Financial Affairs and Status:

Because BBM ceased its active business purposes as of June 5, 2007, and divested all its assets on November 1, 2007, management does not believe it would be appropriate to continue with a traditional analysis of forward-looking financial condition and analysis of financial statements as normally contained on Form 10-K report. Such matters are typically forward-looking discussions of specific business plans or projections, capitalization needs and prospects, future competitive factors, number of persons employed, environmental compliance and related subjects and topics, including equity and financing plans. BBM will discuss such matters below only in their historical context, and primarily in the light of the June, 2007 divestment and anticipated significant subsequent events.

There is included in this section a discussion captioned as “Material Subsequent Events,” in which management attempts to explain significant subsequent events to the September 30, 2008 date of this report which will bear upon the potential future of the Company.

BBM reports, as material information to this annual report, that on October 16, 2007, BBM agreed to sell substantially all of its assets (primarily intellectual property and technology) relating to broadband services to ships to private investors for $460,000 pursuant to an asset purchase agreement (the “Asset Purchase Agreement”). The transaction was completed on November 1, 2007, after required stockholder approval under Utah corporate law.  In conjunction with the completion of the asset sale, BBM’s major customer has agreed to release the Company of its obligation to pay accrued commissions of approximately $45,000 as well as agreeing to withdraw its claim of $420,000.

The detailed terms of such sale are more fully described in the Company’s Current Report on Form 8-K filed by BBM on October 16, 2007, to which was attached a complete copy of the definitive Asset Purchase Agreement, together with the exhibits and schedules to the agreement.

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

Mr. Limpert, age 39, has been an investment advisor associated with the Salt Lake based firm of Belsen Getty, LLC since 1998. Since April, 2006, Mr. Limpert has primarily been engaged in maintaining the Company and attempting to find reorganization candidates. Mr. Limpert holds a B.S. degree in finance from the University of Utah in Salt Lake City, Utah in 1995 and an M.B.A. from Westminster College of Salt Lake City, Utah in 1998.  Mr. Limpert is not providing his services to the Company on a full-time basis and is assisting BBM on a limited as-needed basis.

Material Subsequent Events

 On November 12, 2008, the Company entered into an agreement with Dr. S.Z. Hirschman to act as a consultant, on a part-time basis, to help lead the company in a creative new direction.  In addition, the Company announced the acquisition of a new technology with several pre-clinical compounds.  Upon completion of the acquisition, the Company plans to change its name to Ohr Pharmaceuticals Inc.

In connection with the acquisition of such new technology, it is anticipated that the Company will be pursuing a new acquisition strategy to create a roll-up of small biotechnology companies.

Pursuant to the terms of a certain Consulting Agreement by and between the Company and Dr. Hirschman, dated November 12, 2008 (the “Consulting Agreement”), Dr. Hirschman is receiving reimbursement of his reasonable expenses as well as initial compensation of $1.  The term of the agreement is from November 12, 2008 through December 31, 2009.  It is anticipated that Dr. Hirschman will assist with trial design and also lead an acquisition team, perform due diligence, and otherwise help manage the acquisition of complementary product lines on behalf of the Company.

In connection with the foregoing, the Company entered into an Agreement for Purchase and Sale of Assets by and between the Company and Dr. Hirschman, dated November 12, 2008 (the “Acquisition Agreement”) with respect to the acquisition of several pre-clinical compounds from Dr. Hirschman.   The Acquisition Agreement provided for a sixty- (60-) day period for the Company to conduct a due diligence inquiry to its own satisfaction with respect to the pre-clinical compounds and Dr. Hirschman’s ownership of such pre-clinical compounds prior to closing the acquisition, and had an anticipated closing date of January 13, 2009.  On January 11, 2007, the closing date of the Acquisition Agreement was extended to May 13, 2009. Accordingly, the due diligence period was also extended to the new closing date.

As consideration for Dr. Hirschman for the sale of the pre-clinical compounds upon closing under the Acquisition Agreement, the Company has agreed to issue to Dr. Hirschman, a five-year warrant, issuable on the closing of the acquisition, exercisable for up to 5,000,000 shares of the Company’s Stock at an initial exercise price of $.50 per share (the “Hirschman Warrant”).

As a condition precedent to the closing under the Acquisition Agreement, the Company and Dr. Hirschman are required to enter into a certain Registration Rights Agreement, which provides for certain registration rights in connection with the shares of the Company’s Common Stock issuable upon exercise of the Hirschman Warrant (the “Registration Rights Agreement”).

Dr. Hirschman is the father of Orin Hirschman, a beneficial owner through AIGH Investment Partners, LLC of approximately 17% of the outstanding Common Stock of the Company.

On November 13, 2008, the Company made an offer to acquire YM BioSciences Inc. (“YMI”) by a letter to the attention of Dr. David Allan, Chairman and Chief Executive Officer and YMI’s Board of Directors. Under the proposal the shareholders of YMI would receive a combination of cash and shares in BBM as consideration for the sale of their shares.  Negotiations of the proposal are still underway at the time of this filing.

Specific Business Plan and Projections

At present, BBM (soon to be known as Ohr Pharmaceuticals), may be considered a “shell company,” BBM has an agreement to acquire certain pre-clinical compounds from Dr. Hirschman, which subject to BBM’s due diligence, is anticipated to close on January 13, 2009.  See “Material Subsequent Events.”

Competitive Factors

Based upon the foregoing disclosures, BBM does not have any basis to accurately project what competitive factors may exist, other than finding an appropriate acquisition candidate.  If the YMI, or any other acquisition comes to fruition and the new strategic direction of the Company continues then there will be several biotech-related competitive factors to be considered.  Clearly there will be competition from other companies with more capital and management than the Company.

Number of Persons Employed

At present, BBM has no employees.  Andrew Limpert has agreed to act without compensation on an as needed basis to continue to manage the Company to ensure its continuation as an inactive public entity and to be the principal officer in charge of organizing and coordinating any merger activity.  As discussed above in “Material Subsequent Events,” Dr. S. Z. Hirschman has been appointed as a consultant to the Company effective November 12, 2008.  He will be providing scientific and strategic direction to the Company as it explores potential pharmaceutical compounds and companies to align itself with or acquire.

Environmental Compliance

The Company is not aware of any environmental claims or liabilities.

Governmental Compliance

BBM plans to continue as a “shell” public company until at such time an acquisition is completed.   As such, BBM will continue to be subject to various SEC and state securities rules and regulations.  Its OTC Bulletin Board listing will also be subject to various rules and regulations by the OTC Bulletin Board.  The foregoing is not meant to be exclusive, and the Company will continue to be subject to various generic governmental regulations, such as tax filing and reporting requirements, OSHA compliance, etc.

Item 2.	PROPERTIES.

Since BBM ceased operations in June 2007, BBM reduced employment to a small residual force and does not currently lease or own any facilities for office space.  With the conclusion of the asset sale on November 1, 2007, BBM’s entire outstanding inventory and fixed assets were sold. Currently, the assets of the Company are limited to the pre-clinical compounds acquired from Dr. Hirschman subject to the Company’s due diligence, which are described in greater detail in the Company’s Current Report on Form 8-K, filed on November 12, 2008.

Item 3.	LEGAL PROCEEDINGS.

Neither BBM nor its property is a party to any pending legal proceedings.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were brought before the stockholders to vote on during fiscal year ended September 30, 2008.

Part  II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

BBM’s shares of common stock are quoted on the OTC Bulletin Board (OTCBB).  Its trading symbol is BBMO.  Following is a table of the quotation ranges (high and low trading prices) for its shares for BBM’s last two years.

	High	Low		High	Low		High	Low

FY 2009			FY 2008			FY 2007
October 1st – December 31st 2008	$0.25	$0.80	October 1st – December 31st 2007	$1.25	$0.70	October 1st – December 31st 2006	*	*
January 1st – January 9th 2009	$.80	$.80	January 1st – March 31st 2008	$.70	$.60	January 1st – March 31st 2007	*	*
			April 1st – June 30th 2008	$.60	$.51	April 1st – June 30th 2007	$1.75	$1.50
			July 1st – September 30th 2008	$.51	$.25	July 1st – September 30th 2007	$1.35	$1.25

* BBM’s common shares were not quoted.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Merger

In the Merger (described in Item 7 below), BBM issued an aggregate of 23,773,217 shares of Common Stock to the stockholders of Broadband in consideration for the surrender of their Broadband shares. BBM issued one share of its Common Stock per 0.0596 share of Broadband Preferred Stock issued and outstanding immediately prior to the Merger taking effect, and one share of Common Stock per 59.558 shares of Broadband Common Stock issued and outstanding immediately prior to the Effective Time.  In connection with the Merger, BBM also issued, or reserved for the issuance upon surrender of outstanding warrants or options, warrants and options to purchase an aggregate of 14,979,835 shares of Common Stock in consideration for the surrender of warrants and options to purchase Broadband Common Stock.  Each warrant and option to purchase Broadband Common Stock granted and unexercised immediately prior to the Effective Time (a "Broadband Option"), vested or unvested, represents the right to receive an option or warrant, as the case may be, to acquire Common Stock at the rate of one share of Common Stock per 59.559 shares Broadband Common Stock upon exercise of the Broadband Option. The substituted warrants will retain the exercise period provided for at the time of their original issuance, which in each case was five years. The per share exercise price of the warrants, which ranged from $0.01 to $0.02, has been adjusted proportionately.

Stock Repurchase

Subsequent to the Merger, BBM has not engage in any stock repurchase transactions and no stock repurchase plan is currently in place.

Item 6. SELECTED FINANCIAL DATA.

Not required for a smaller reporting company.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Safe Harbor Statement

Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” and words of similar import, constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company’s financial and business prospects. These forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of such Act and with the intention of obtaining the benefits of the “safe harbor” provisions of such Act. The Company cautions investors that any forward-looking statements it makes are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. Any investment in our common stock involves a high degree of risk.  For a general discussion of some of these risks in greater detail, see our “Risk Factors” on page 14 of this Annual Report.

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

In connection with the Merger, the Articles of Incorporation of the Registrant were amended on March 22, 2007, to (1) change its name to "BBM Holdings, Inc." and (2) increase the total authorized capital stock of the Registrant to 60,000,000 shares, of which 50,000,000 shares were designated common stock, no par value, and 10,000,000 shares were designated preferred stock, no par value, of which 1,454,090 shares of the Preferred Stock were designated Series A Preferred Stock (the "Series A Stock"). Prior to the Merger, the Registrant paid a dividend of one share of Series A Stock per share of Common Stock outstanding. Each share of Series A Stock represents the right to exchange such share for a pro rata share (among the issued and outstanding Series A Stock) of whatever right, title and interest is held by the Registrant in the Units consisting of 465,000 shares of common stock of Lightspace, and warrants to purchase common stock of Lightspace (the "Lightspace Securities"), described in the Company’s Quarterly Report on Form 10-QSB filed by the Registrant on November 16, 2006. As discussed above, this distribution occurred on June 30, 2008 and, the shares of Series A Stock were deemed canceled.

The merger (reverse acquisition) described above has been accounted for as a purchase business combination in which Broadband was the acquirer for accounting purposes and BBM was the legal acquirer. No goodwill has been recognized since BBM was a “shell company.”  Accordingly, the accompanying consolidated statements of operations include the results of operations and cash flows of Broadband from October 1, 2006 through September 30, 2007 and the results of operations and cash flows of the Registrant from March 30, 2007, the effective date of the Merger, through September 30, 2008.

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

The Company has negotiated with substantially all of its current vendors to obtain a release of long-term obligations.

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

Mr. Limpert, age 39, has been an investment advisor with the Salt Lake based firm of Belsen Getty, LLC since 1998. Since April, 2006, Mr. Limpert has primarily been maintaining the Company and attempting to find reorganization candidates. Mr. Limpert holds a B.S. degree in finance from the University of Utah in Salt Lake City, Utah in 1995 and an M.B.A. from Westminster College of Salt Lake City, Utah in 1998.    Mr. Limpert is not providing his services to the Company on a full-time basis and is assisting BBM on a limited as-needed basis.

Products and Markets

With the sale of its active business assets, BBM currently has no active business products or markets.  At the present time, management is engaged on a best-effort, time available basis, in searching out a potential merger and acquisition candidate that would yield additional value to public shareholders in the entity. No warranty or assurance, however, of future results can be made or is implied by these efforts.

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

As of September 30, 2008, BBM had cash of approximately $96,000 and security deposits of $85,000. We had current liabilities of approximately $148,000.  This translates to working capital deficit of about $52,000 which means that our cash reserves are not adequate for the next 12 months.  We do not have any source of revenues as of September 30, 2008 and expect to rely on additional financing.

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

2.
Future regulations by various state or federal securities agencies, such as the State of Utah, Division of Securities or the Securities and Exchange Commission could make it difficult or impossible for the Company to continue as an inactive public company through adoption of various administrative regulations and filing requirements which make it impossible or very difficult for the Company to continue as a non-operating public company.

3.
Only minimal management, time and expertise are being devoted to the operation of the Company. Initial reviews of merger and acquisition opportunities are being completed by the Board, who, on a time available basis, will seek to search out and attempt to locate various merger or acquisition candidates or proposals for the Company. There is no assurance or warranty that the Board will be successful in ongoing efforts to find a merger or acquisition candidate.

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

5.	The Company will have no ongoing revenues or income to support it during this interim period.

Results of Operations

Results of continuing operations for the year ended September 30, 2008 reflect the following changes from the prior period:
Year end September 30(1)

	2008	2007	Change
Revenues	$-0-	$-0-	$-0-
Cost of Revenues	$-0-	$-0-	$-0-
Selling, General & Administrative Expenses	$640,000	$-0-	$640,000
Loss from Operations	$(640,000)	$-0-	$(640,000)
Other income and (expense)	$11,000	$-0-	$11,000
Income (loss) from discontinued Operations	$654,000	$(6,304,000)	$6,958,000
Net Income (loss)	$25,000	$(6,304,000)	$6,329,000

(1)	The amounts set forth are rounded to the nearest one thousand.

Due to the cessation of operations and the inactivity of the Company for its fiscal 2008 year financial results for the period are significantly different from when the Company was operating.  Until the Company experiences an increase in operations financial results are expected to continue to be anemic as the trend is reflected in the chart above.  Selling, general and administrative expenses during 2008 reflect the costs incurred with maintaining the Company as a public entity. The $640,000 loss from continuing operations includes approximately $271,000 for the value of warrants granted to our officers and directors.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss arising from adverse changes in interest rates and foreign exchange rates. Since cessation of operations, the Company does not have any material exposure to interest rate or exchange rate risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Following are the financial statements prepared by BBM and audited by its independent auditors.  These financial statements constitute the formal presentation of financial information by the Company, such that all other financial information contained in this 10-K report should be read and reviewed in light of the following financial statements and notes thereto.  Should there exist any conflict between information appearing elsewhere in this Report and the following financial statements, the financial statements should be given primary definition and control.  The notes attached to the financial statements constitute an integral part of the financial disclosure and should be read and reviewed in connection with the financial statements.

    Douglas W. Child, CPA
Marty D. Van Wagoner, CPA
J. Russ Bradshaw, CPA
William R. Denney, CPA
Roger B. Kennard, CPA
Russell E. Anderson, CPA
Scott L. Farnes
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
BBM Holdings, Inc.
(a Development Stage Company)

We have audited the accompanying consolidated balance sheet of BBM Holdings, Inc. (a Development Stage Company) (the “Company”) as of September 30, 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the period from October 1, 2007 (inception) to September 30, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BBM Holdings, Inc. (a Development Stage Company) as of September 30, 2008, and the results of its operations, stockholders’ deficit and its cash flows for the period from October 1, 2007 (inception) to September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred losses from operations, has a liquidity problem, and requires funds for its operational activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Van Wagoner and Bradshaw, PLLC
Salt Lake City, Utah
January 2, 2009

1284 W. Flint Meadow Dr. #D
Kaysville, Utah 84037
Telephone 801.927.1337
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite A, 5/F
Max Share Centre
373 King’s Road
North Point, Hong Kong
Telephone 852.21.555.333
Facsimile 852.21.165.222

www.cpaone.net

F1

To the Board of Directors and Stockholders of
BBM Holdings, Inc.

We have audited the accompanying consolidated balance sheet of BBM Holdings, Inc. (the “Company”) as of September 30, 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for year ended September 30, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2007, and the results of its operations and their cash flows for year ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
January 14, 2008

F2

BBM HOLDINGS, INC. AND SUBSIDIARIES
( A Development Stage Company)
Consolidated Balance Sheets
(In Thousands)

ASSETS
	September 30,	September 30,
	2008	2007

CURRENT ASSETS

Cash and cash equivalents	$96	$197

Total Current Assets	96	197

OTHER ASSETS

Net assets of discontinued operations	-	418
Security deposits	85	87

Total Other Assets	85	505

TOTAL ASSETS	$181	$702

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$56	$240
Net liabilities of discontinued operations	-	356
Accrued expenses	92	41

Total Current Liabilities	148	637

LONG-TERM LIABILITIES, Dividend payable	-	328

TOTAL LIABILITIES	148	965

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, series A; 10,000,000 shares authorized,
at no par value, no shares and 1,454,090
shares issued and outstanding	-	-
Common stock; 50,000,000 shares authorized,
at no par value, 25,247,006
shares issued and outstanding, respectively	21,637	21,366
Accumulated deficit	(20,975)	(21,629)
Deficit accumulated during the development stage	(629)	-

Total Stockholders' Equity (Deficit)	33	(263)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$181	$702

The accompanying notes are an integral part of these consolidated financial statements.

F3

BBM HOLDINGS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
(In Thousands, except per share data)
			From Inception of the Development Stage on October 1, 2007 Through
	For the Year Ended September 30,		September 30,
	2008	2007	2008

REVENUES	$-	$-	$-

COST OF SALES	-	-	-
GROSS PROFIT	-	-	-

OPERATING EXPENSES
General and administrative	640	-	640
Total Operating Expenses	640	-	640
OPERATING LOSS	(640)	-	(640)

OTHER INCOME AND EXPENSE
Other income and expense	11	-	11

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(629)	-	(629)
PROVISION FOR INCOME TAXES	-	-	-

LOSS FROM CONTINUING OPERATIONS	(629)	-	(629)
DISCONTINUED OPERATIONS
Income (loss) from discontinued
operations (including gain on
disposal of $606)	654	(6,304)
Income tax benefit	-	-	-
GAIN (LOSS) ON
DISCONTINUED OPERATIONS	654	(6,304)	-

NET INCOME (LOSS)	$25	$(6,304)	$(629)

BASIC INCOME (LOSS) PER SHARE
Continuing operations	$(0.02)	$0.00
Discontinued operations	0.03	(0.66)
	$0.02	$(0.66)
DILUTED INCOME (LOSS) PER SHARE
Continuing operations	$(0.02)	$0.00
Discontinued operations	0.02	(0.66)
	$0.00	$(0.66)
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
BASIC	25,247	14,255
DILUTED	38,323	14,255
The accompanying notes are an integral part of these consolidated financial statements.

F4

BBM HOLDINGS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(In Thousands)
			From Inception of the Development Stage on October 1, 2007 Through
	For the Year Ended September 30,		September 30,
OPERATING ACTIVITIES	2008	2007	2008
Net income (loss)	$25	$(6,304)	$25
Adjustments to reconcile net loss to net cash
used by operating activities:
Discontinued operations	(684)	942	(684)
Fair value of warrant issued for services	271	-	271
Changes in operating assets and liabilities
Change in deposits	2	-	2
Change in accounts payable	(92)	-	(92)
Change in accrued expenses	(41)	-	(41)
Net Cash Used by Operating Activities	(519)	(5,362)	(519)
INVESTING ACTIVITIES

Discontinued operations:	418		418
Purchases of machinery and equipment		(376)
Refund of sub-lease security deposit		(9)
Receipt of security deposits		5
Net Cash Used by Investing Activities	418	(380)	418

FINANCING ACTIVITIES
Discontinued operations:
Proceeds from (repayment of) bridge loans		(358)
Net Proceeds from issuance of preferred stock		6,251
Proceeds from sale of common stock		10	-
Proceeds from exercise of stock options	-	2
Net Cash Provided by Financing Activities	-	5,905	-

NET DECREASE IN CASH	(101)	163	(101)
CASH AT BEGINNING OF PERIOD	197	34	197
CASH AT END OF PERIOD	$96	$197	$96
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
NON CASH FINANCING ACTIVITIES:
Preferred stock converted to common stock	$-	$6,708	$-
Debt converted to preferred stock	$-	$457	$-
Transfer of investment for dividends payable	$186	$-	$186
The accompanying notes are an integral part of these consolidated financial statements.

087840.001-1379975.13

F5

BBM HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
(In Thousands, except per share data)
								Deficit
								Accumulated	Total
								During the	Stockholders'
	Convertible Preferred Stock		Series A Preferred Stock		Common Stock		Accumulated	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Stage	(Deficit)

Balance, September 30, 2006	572,021	$-	-	$-	1,636,349	$14,642	$(15,325)	$-	$(683)
Preferred stock issued for
cash net of expenses	656,000	6,251	-	-	-	-	-	-	6,251
Preferred stock issued for debt	45,700	457	-	-	-	-	-	-	457
Stock based compensation	-	-	-	-	-	4	-	-	4
Preferred stock dividend	44,570	-	-	-	-	-	-	-	-
Exercise of stock options	-	-	-	-	4,834	2	-	-	2
Dividend of preferred stock
issued to common shareholders	-	-	1,454,090	-	-	-	-	-	-
Conversion of preferred stock
to common stock	(1,318,291)	(6,708)	-	-	22,134,301	6,708	-	-	-
Common stock issued for subsidiary	-	-	-	-	1,454,090	-	-	-	-
Common stock issued for cash	-	-	-	-	17,432	10	-	-	10
Net loss for the year
ended September 30, 2007	-	-	-	-	-	-	(6,304)	-	(6,304)
Balance, September 30, 2007	-	-	1,454,090	-	25,247,006	21,366	(21,629)	-	(263)
Fair value of warrants granted
to employees	-	-	-	-	-	271	-	-	271
Dividend			(1,454,090)
Net loss for the year
ended September 30, 2008	-	-	-	-	-	-	654	(629)	25
Balance, September 30, 2008	-	$-	-	$-	25,247,006	$21,637	$(20,975)	$(629)	$33
The accompanying notes are an integral part of these consolidated financial statements.

087840.001-1379975.13

F6

BBM HOLDINGS, INC. (September 30, 2007 & 2008)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS
Merger - On March 30, 2007 (the "Effective Date"), Prime Acquisition, Inc., a Delaware corporation formed on December 18, 2006 and a wholly-owned subsidiary of Prime Resource, Inc. (the “Registrant”), a Utah Corporation, merged with and into Broadband Maritime Inc. (“Broadband”), a Delaware corporation, ceasing its separate existence (the “Merger”). As a result of the Merger, Broadband is the surviving corporation and the Registrant's only wholly-owned subsidiary and sole operating entity. Until its cessation of operations in June 2007 (discussed below), Broadband was a telecommunications engineering and service company offering turnkey, always-on Internet access to commercial shipping fleets. For purposes of accounting, Broadband is treated as the accounting acquirer and, as such, these consolidated financial statements present the operations of Broadband for all periods presented.

In connection with the Merger, the Articles of Incorporation of the Registrant were amended on March 22, 2007, to (1) change its name to "BBM Holdings, Inc." (the “Company”) and (2) increase the total authorized capital stock of the Registrant to 60,000,000 shares of which 50,000,000 shares were designated common stock, no par value, and 10,000,000 shares were designated preferred stock, no par value, 1,454,090 shares of the Preferred Stock were designated Series A Preferred Stock (the "Series A Stock"). Prior to the Merger, the Registrant declared a dividend of one share of Series A Stock per share of Common Stock outstanding. Each share of Series A Stock represents the right to exchange such share for a pro rata share (among the issued and outstanding Series A Stock) of whatever right, title and interest is held by the Registrant in the Units consisting of 58,166 Lightspace Units, each unit consisting of 8 shares and 12 warrants to purchase common stock of Lightspace Corporation, a Delaware corporation (the "Lightspace Securities"). (See Note 4)

In accordance with the Merger Agreement, BBM issued an aggregate of 23,773,217 shares of its Common Stock to the shareholders of Broadband in consideration for the surrender of their Broadband shares. BBM issued one share of its Common Stock per 0.0596 share of Broadband Preferred Stock issued and outstanding immediately prior to the Effective Date, and one share of Common Stock per 59.558 shares of Broadband Common Stock issued and outstanding immediately prior to the Effective Date. In connection with the Merger, BBM also issued, or reserved for the issuance upon surrender of outstanding warrants or options, warrants and options to purchase an aggregate of 14,979,835 shares of Common Stock in consideration for the surrender of warrants and options to purchase Broadband Common Stock. Each warrant and option to purchase Broadband Common Stock granted and unexercised immediately prior to the Effective Date (a "Broadband Option"), vested or unvested, represents the right to receive an option or warrant, as the case may be, to acquire Common Stock at the rate of one share of Common Stock per 59.559 shares Broadband Common Stock upon exercise of the Broadband Option. The substituted warrants will retain the exercise period provided for at the time of their original issuance, which in each case was five years. The per share exercise price of the warrants, which ranged from $0.01 to $0.02, has been adjusted proportionately.

The Merger (reverse acquisition) described above has been accounted for as a purchase business combination in which Broadband was the acquirer for accounting purposes and the Registrant was the legal acquirer. No goodwill has been recognized since the Registrant was a “shell company.”  Accordingly, the accompanying consolidated statements of operations include the results of operations and cash flows of Broadband from October 1, 2006 through September 30, 2007 and the results of operations and cash flows of the Registrant from March 30, 2007 (the Effective Date) through September 30, 2008.

F7

BBM HOLDINGS, INC. (September 30, 2007 & 2008)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Based on the cancellations and suspension of installations, the Board of Directors decided that the Company’s installation schedule was severely jeopardized and the ability to raise additional funds for the operations of the Company would be greatly impaired.  The Board directed management to cease operations immediately in order to conserve cash and maximize the value of the Company.  Accordingly, the Company ceased operations effective September 30, 2007 and was reclassified as a development stage enterprise, from the date of cessation forward.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At September 30, 2008, the Company had cash of $96,000, an accumulated deficit of $21,604,000 and a working capital deficiency of $52,000 and, for the year then ended, the Company incurred a net loss from operations of $629,000 and utilized $519,000 of cash from operations. In addition and as discussed above, Broadband, the Company’s wholly-owned operating subsidiary had ceased operations. The Company’s plan includes the search for, review and complete due diligence on various potential merger or acquisition proposals for which management would deem that the Company would be a suitable acquisition candidate.

The Company has no present avenues of financing and no present plans to obtain interim financing while continuing its search for a suitable merger or acquisition candidate and arrangements. Should there come a point in time when the Company has exhausted its reserve funds and must seek additional funding to maintain itself as a public reporting company engaged in searching for merger and acquisition opportunities, it may be necessary to seek private capital through the sale of additional restricted stock or  other borrowing either from principal shareholders or private parties. It does not appear probable that the Company would be able to attain financing from any commercial lending source, as it is presently constituted. As a result of the foregoing, the future liquidity of the Company and funding sources must be considered as tentative and very limited and pose a substantial risk to the ongoing viability of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable represents uncollateralized customer obligations due under normal trade terms. Based on the discontinuance of the Company’s operations, management has deemed it appropriate to write-off one hundred percent (100%) of all outstanding accounts receivable as of September 30, 2007.

F8

BBM HOLDINGS, INC. (September 30, 2007 & 2008)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories, net

Inventories are stated at the lower of cost or market, with cost determined on the last-in, first-out method. In light of the cessation of the Company’s operations, management evaluated the value of the inventories based on its ability to sell those assets. Each item of inventory, on an item-by-item basis, was valued based on its potential sales value on the open market. The items which management believes can be sold were written down to either 10% of its carrying costs or the actual value the individual item can be sold for on the open market. The remainder of the inventory was written down to $0. During the year ended September 30, 2007, the Company wrote down its inventories by $1,265,000.

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

•
Collectability is reasonably assured - The Company runs normal business credit checks on unknown new customers to minimize the risk of a customer avoiding payment. Collection is deemed probable if the Company expects that the customer will be able to pay amounts under the arrangement as payments become due. If the Company determines that collection is not probable, the revenue is deferred and recognized upon cash collection. The Company also seeks a deposit wherever possible before commencing work on a new contract.

F9

BBM HOLDINGS, INC. (September 30, 2007 & 2008)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising

The Company complies with the requirements of AICPA Statement of Position (SOP) 93-7, “Reporting on Advertising Costs,” in which advertising costs are charged to operations as incurred. Advertising expenses included in selling, general and administrative expenses (2008) and in discontinued operations (2007) for the years ended September 30, 2008 and 2007 were approximately nil and $73,000, respectively.

Research and Development Costs

The Company complied with the provisions of SFAS No. 2, “Accounting for Research and Development Costs”. Expenditures for research, development and engineering of products and manufacturing processes were charged to operations as incurred.

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

Income Taxes

The Company complies with SFAS No. 109, “Accounting for Income Taxes”, which requires an asset and liability approach to financial reporting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the carrying amounts and the tax bases of the assets and liabilities. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate, including the recognition of income tax benefits for loss carry forwards, tax credit carry forwards and certain temporary differences for which tax benefits have not previously been recorded. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

Loss Per Common Share

The Company complies with SFAS No. 128 “Earnings per Share.” Under SFAS No. 128, basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period. The calculation of diluted loss per common share excludes potential common shares if the effect is anti-dilutive. As of September 30, 2008, the Company had the following common share equivalents outstanding:

Warrants	13,075,935
Options	0
Total	13,075,935

F10

BBM HOLDINGS, INC. (September 30, 2007 & 2008)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

F11

BBM HOLDINGS, INC. (September 30, 2007 & 2008)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements (Continued)
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning October 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued SFAS No. 141 (revised 2007), Business Combinations.  This Statement replaces SFAS Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in SFAS 159 are elective; however, an amendment to SFAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning October 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.

F12

BBM HOLDINGS, INC. (September 30, 2007 & 2008)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements (Continued)
2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement October 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Investment in Securities

As of September 30, 2007, the Company owned 58,166 Units of Lightspace, Inc., (with an initial cost basis of $372,000) which comprises 8 shares of Lightspace, Inc. common stock and 12 warrants to purchase shares of Lightspace, Inc. common stock. These Units are payable as a dividend to the pre-merger shareholders of the Registrant, per a pre-merger vote by the shareholders of the Registrant. Based on a reduction in the market value of the Lightspace, Inc. Units at September 30, 2007, the investment has been written down by $44,000 to $328,000 with an offsetting reduction in the dividend payable. The units were distributed in June, 2008.

Broadband Maritime Services, Inc.

Broadband Maritime Services, Inc. ("Services"), which is owned by an officer of Broadband, was formed to provide customer service to Broadband's customers in accordance with the Sabbath Work Rules and other requirements of Orthodox Jewish Law. Broadband entered into a Management Services Agreement with Services on August 4, 2005, in which Services essentially provided payroll processing services to Broadband. Broadband had transferred to Services all of its existing agreements with customers to provide broadband satellite services and Services has agreed to assume Broadband's obligations under the customer agreements. Broadband has an option to acquire ownership of Services for $1.00 upon the occurrence of the following events: the officer ceasing to be employed by Broadband or certain reorganizations of Broadband, such as a public offering or merger. This arrangement has remained in place since the Effective Date. As of September 30, 2007, Services filed for dissolution as it no longer has a purpose for existence. For the years ended September 30, 2008 and 2007, Broadband paid Services nil and $475,000 for payroll processing services.

NOTE 5 - INVENTORIES

Inventories consist of the following at September 30, 2008:

Raw materials	$-
 During the year ended September 30, 2007, the Company wrote-down its inventories by $1,265,000 (see Note 3). Subsequent to September 30, 2007, the Company sold 100% of its inventories as part of an Asset Purchase Agreement.

F13

BBM HOLDINGS, INC. (September 30, 2007 & 2008)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - MACHINERY AND EQUIPMENT, NET

Machinery and equipment, net consist of the following at September 30, 2008:

Equipment and computers	$-
Less: accumulated depreciation	-
$-

During the year ended September 30, 2007, the Company wrote-down its machinery and equipment, net by $464,000. Further, following cessation of the Company’s operations and the foregoing write-down, the Company discontinued depreciation of its machinery and equipment. Repairs and maintenance expense for the years ended September 30, 2008 and 2007 was nil and $3,000, respectively.

NOTE 7 - SHORT-TERM FINANCING

Between July 2006 and September 2006, Broadband was provided a total of $815,000 in bridge loans from investors. In connection with the October 2006 private placement financing, approximately $457,000 of these bridge loans were converted to 45,700 shares of Broadband’s Class A 5% Preferred stock during the year ended September 30, 2007. The remaining shareholder bridge loans of $358,000 were repaid to the shareholders.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses consist of the following at September 30, 2008:

Rent	$72,000
Customer claims	16,000
Accrued commissions	-
Other	4,000
$92,000

During the year ended September 30, 2008, the Company was released of its obligations to pay liabilities associated with a certain customer’s claims and accrued commissions as part of an asset purchase agreement.

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

F14

BBM HOLDINGS, INC. (September 30, 2007 & 2008)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concurrent with the Merger, all of Broadband’s convertible preferred Class A stock (1,318,291 shares) was converted into 22,134,301 common shares of BBM.

Options

Broadband had entered into a Performance Option Agreement (the “Option Agreement”) with the founders granting them approximately 101,000,000 options which will vest and would become exercisable only if Broadband achieved certain defined financial targets through June 30, 2007. The exercise price is equal to $0.01 per share subject to adjustments in exercise price due to merger, consolidation, capital readjustments or other similar transactions. The options granted under the Option Agreement terminated on the sooner of July 26, 2008, or June 30, 2007, to the extent the options have not become exercisable by such date. In connection with the cessation of the Company’s operations, the options granted under the Option Agreement were terminated. The following is a summary at September 30, 2008 (retroactively restated to reflect the effects of the Merger), of options outstanding:

				Weighted
			Per Share	Average
		Employee	Stock/Option	Stock/Option
	Options	ESOP	Price	Price
Outstanding October 1, 2006	1,716,328	232,899	$0.60	$0.60
Granted	0	34,773	$0.60	$0.60
Exercised	0	(2,567)	$0.60	$0.60
Forfeited	0	0
Expired	(1,716,328)	(248,065)	$0.60	$0.60
Outstanding September 30, 2006	0	17,040	$0.60	$0.60
Granted	0	0
Exercised	0	0
Expired	0	0

Outstanding September 30, 2007	0	17,040	$0.60	$0.60
Expired		(17,040)
Outstanding September 30, 2008	0	0

F15

BBM HOLDINGS, INC. (September 30, 2007 & 2008)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES

The Company has available at September 30, 2008, approximately $19.2 million of unused net operating loss carryforwards that may be applied against future taxable income, which expire in various years from 2022 to 2028. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards and credits may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The Company believes that such an ownership change has occurred, however the amount of any limitation on the use of the loss carryforwards has not been determined.

A reconciliation of income tax expense to the benefit computed at the expected rate of 44% for the years ended September 30, 2008 and 2007 is approximately as follows:

	2008	2007

Tax (Benefit) at statutory rate	$11,000	$(2,774,000)
Stock-based compensation	113,000	2,000
Other	-	19,000
Valuation allowance	(124,000)	2,753,000
	$-	$-

Deferred tax assets consist of the following at September 30, 2008:

Net operating loss carryforward	$8,444,000
Inventory impairment	556,000
Property and equipment impairment	199,000
Research and development	219,000
9,418,000
Valuation allowance	(9,418,000)
$-

The Company has provided a full valuation allowance against its net deferred tax asset since realization of these benefits cannot be reasonably assured.

The Company will continue to periodically assess the realization of its deferred tax assets based on actual and forecasted operating results.

F16

BBM HOLDINGS, INC. (September 30, 2007 & 2008)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office facilities under non-cancellable operating leases, which expire on July 31, 2010.

Future aggregate minimum lease payments under this operating lease are approximately as follows:

Years Ending September 30,
2009	$ 253,000

2010	222,000

Total	$475,000

The Company has subleased one of its office facilities for approximately $3,000 per month through May 2008.

Rent expense, net charged to operations for the years ended September 30, 2008 and 2007 was approximately $0 and $235,000, respectively.

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

As a result of the sale of the Company’s assets during the year ended September 30, 2008, Danaos Management Consultants has withdrawn their claim.  The $180,000 reserve pertaining to Danaos was reversed in the first quarter of fiscal 2008.  In addition as part of the asset sale, Danaos has offset the outstanding commissions against the purchase price.

In addition, another customer has indicated that it is considering a possible claim for the installation costs incurred and the anticipated removal costs for a recently installed system. In anticipation of this possible claim, the Company reserved $15,000 which it believes is sufficient to cover any costs connected with this possible claim.

F17

BBM HOLDINGS, INC. (September 30, 2007 & 2008)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The foregoing remaining liability of $356,000, included in the accounts payable and accrued expenses in the accompanying consolidated balance sheet as of September 30, 2007, does not include contingencies, if any, connected with claims unknown to the Company at this time. However, the customer claim of $195,000 was offset in part by the settlement of a previous claim by another customer. During the year ended September 30, 2008, the Company was released of its obligation to pay liabilities associated with a certain customer’s claims as part of an asset purchase agreement.

NOTE 13 - RETIREMENT PLAN

In January 2004, the Company adopted a 401(K) plan (the “Plan”) in which eligible employees may elect to defer a certain percentage of their salary to a qualified retirement plan. Eligibility is based on an age requirement, as defined in the Plan’s document. All employee contributions vest immediately. Employer contributions to the Plan are at the discretion of the Company’s Board of Directors. No employer matching contributions were made for the years ended September 30, 2008 and 2007.

NOTE 14 - CUSTOMER AND SUPPLIER CONCENTRATIONS

The Company has relied on a limited number of customers for a substantial portion of total revenues. Revenues from one and three customers totaled approximately 0% and 75% of total revenues in fiscal years ended September 30, 2008 and 2007, respectively.

The Company contracted with certain service providers to supply manufacturing, technology and communication services for its operations. Services from two suppliers accounted for 0% and 56% of cost of revenues in fiscal years ended September 30, 2008 and 2007, respectively.

F18

BBM HOLDINGS, INC. (September 30, 2007 & 2008)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SIGNIFICANT EVENTS

On October 16, 2007, the Company agreed to sell substantially all of its assets (primarily intellectual property and technology) relating to broadband services to ships, to private investors for $460,000 pursuant to an asset purchase agreement (the “Asset Purchase Agreement”). The Company completed the transaction on November 1, 2007, after required notice was provided to stockholders under applicable Utah corporate law. In conjunction with the completion of the asset sale, BBM’s major customer agreed to release the Company of its obligation to pay accrued commissions and agreed to withdraw claims made against the Company aggregating approximately $466,000.

F19

Item  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 30, 2007, upon the closing of the merger (the “Merger”) pursuant to an Agreement and Plan of Merger, dated January 15, 2007, by and among the Company (formerly known as Prime Resource, Inc.), Prime Acquisition, Inc., a wholly-owned subsidiary of the Registrant ("Merger Sub") and Broadband Maritime, Inc., a Delaware corporation (“Broadband”), as amended by the First Amendment to the Agreement and Plan of Merger, dated February 13, 2007, and the Second Amendment to the Agreement and Plan of Merger, dated March 16, 2007 (the "Merger Agreement"), the stockholders of Broadband became the majority stockholders of the Company. The merger has been treated as a “reverse acquisition” for accounting purposes and as such, the historical financial statements of the accounting acquirer, Broadband, become the historical financial statements of the Company. Because Broadband’s independent registered public accounting firm, Rothstein, Kass & Company, P.C., (“Rothstein Kass”), was different from the Registrant’s independent registered public accounting firm, Child, Van Wagoner & Bradshaw, PLLC (“ Child, Van Wagoner”), there was a change in company’s independent registered public accounting firm as a result of the merger.  The change to Rothstein, Kass was approved by the Company’s Board of Directors. During each of the two years in the period ended September 30, 2007, and through April 17, 2008, there were no disagreements with Rothstein, Kass & Company, P.C. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Rothstein, Kass & Company, P.C., would have caused them to make reference to the subject matter of each of such disagreements in connection with their reports on the financial statements for such years. On  April 17, 2008 Child Van Wagoner and Bradshaw was re-appointed to be the company’s auditor.

Child, Van Wagoner’s report on the financial statements of the company for each of the past two fiscal years ended December 31, 2005 and 2006 did not contain any adverse opinion or disclaimer of opinion and was not qualified as to audit scope or accounting principles.

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

                        Item 9A.  CONTROLS AND PROCEDURES.

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

The Company knows of no fraudulent activities or any material accounting irregularities.  The Company does not have an independent audit committee.  The Company believes that an independent committee is not required for OTC Bulletin Board listings, but may further review the advisability and feasibility of establishing such a committee in the future.

The Company is aware of the general standards and requirements of the Sarbanes-Oxley Act of 2002 and has implemented procedures and rules to comply, so far as applicable, such as a prohibition on company loans to management and affiliates.  The Company does not have any audit committee as it does not believe the act requires a separate committee for companies that are reporting companies, but not registered under the Securities and Exchange Act of 1934 (e.g., companies registered under Section 15(d)) and whose shares trade only on the OTC Bulletin Board.

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2008.

This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Part  III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Following this table is a brief biographical description for each of the management principals with a brief description of their business experience and present relationship to BBM as of January 1, 2009, together with all required relevant disclosures for the past five years.

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

ANDREW W. LIMPERT, age 39, Director.

Mr. Limpert has served as a Director of the Registrant since 2002. Since, November 1, 2007, Mr. Limpert also currently serves as CEO and President of the Registrant on an interim basis. He has been an investment advisor with Belsen Getty, LLC since 1998 and continues in this role as well as acting as a business and financial consultant to various small public and private companies.

Mr. Limpert received a Bachelor of Science degree in Finance from the University of Utah and an MBA in Finance from Westminster College.

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

The Board of Directors will consider director candidates recommended by stockholders. The Board does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether the candidate was recommended by a stockholder or not. Stockholders who wish to recommend individuals for consideration by the Board to become nominees for election to the Board may do so by delivering a written recommendation to BBM at the following address:  BBM Holdings, Inc., 1245 Brickyard Rd., #590,Salt Lake City, Utah 84106, at least six months prior to any meeting at which directors are to be elected. Submissions must include the full name of the proposed nominee, a description of the proposed nominee's business experience for at least the previous five years, complete biographical information, a description of the proposed nominee's qualifications as a director and a representation that the nominating stockholder is a beneficial or record owner of the Company's stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

Audit Committee

Due to its current reducing staffing levels and its cessation of business, the Company does not have an Audit Committee.  Accordingly, the Board of Directors is acting as the Registrant’s audit committee.  Mr. Limpert is qualified as an audit committee financial expert.  Mr. Greenstein is independent.  Mr. Limpert is not independent.

Item 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE(1)

Annual Compensation	Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Andrew Limpert Director and CEO and President	2007	0	0	0	0	0	0	0	0
	2008	0	0	0	193,047	0	0	0	193,047
Ira Greenstein Chairman and Director	2007	0	0	0	0	0	0	0	0
	2008	0	0	0	386,094	0	0	0	386,094

(1)
In connection with the merger, the Registrant’s fiscal year changed from December 31 to September 30.  Accordingly, the information for fiscal year ended September 30, 2007 is not comparable to prior fiscal years.

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

The following table provides certain information with respect to individual grants during the fiscal year ended September 30, 2008 to each of our named executive officers of common share purchase options relating to our common shares:

Name	Number of Common Shares Underlying Unexercised Options (#) Exercisable	Number of Common Shares Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Andrew Limpert (1) Director and CEO and President	193,047	—	—	.65	April 9, 2013
Ira Greenstein(2) Chairman and Director	386,094	—	—	.65	April 9, 2013

(1)	Mr. Limpert has served as a Director of the Registrant since 2002 and as of November 1, 2007, currently serves as the CEO and President of the Registrant on an interim part-time basis.

B.	Stock Awards

The following table provides certain information with respect to individual grants during the fiscal year ended September 30, 2008 to each of our named executive officers of common shares:

Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Andrew Limpert (1) Director and CEO and President	—	—	193,047	—
Ira Greenstein (2) Chairman and Director	—	—	386,094	—

(1) (2)
Mr. Limpert has served as a Director of the Registrant since 2002 and as of November 1, 2007, and currently serves as the CEO and President of the Registrant on an interim part-time basis.
Mr. Greenstein currently serves as Chairman and Director.

No named executive officer received any grants of stock for the fiscal year ended September 30, 2008.

Employment Contracts

The Registrant currently has reduced employment to a small residual force.  Neither Mr. Greenstein nor Mr. Limpert has employment agreements with the Registrant.  The Registrant currently has no written or unwritten employment arrangements with Mr. Greenstein or Mr. Limpert.

Remuneration of Officers

Mr. Limpert did not receive cash compensation from the Company in fiscal year ended September 30, 2008.

Compensation of Directors

By virtue of his service to the company during fiscal 2008, Mr. Limpert received 193,047 warrants to purchase common stock of the registrant at an initial purchase price of $0.65 per share, subject to adjustment, exercisable on or prior to April 9, 2013.

By virtue of his service to the Company during fiscal 2008, Mr. Greenstein received 386,094 warrants to purchase common stock of the registrant at an initial purchase price of $0.65 per share, subject to adjustment, exercisable prior to April 9, 2013.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

BENEFICIAL OWNERS OF 5% OR MORE OF REGISTRANT'S VOTING SECURITIES
Name and Address of Beneficial Owner	Shares Owned	Right to Acquire (1)	Shares Owned Beneficially	Ownership Percentage(2)
AIGH Investment Partners, LLC	3,153,294	1,511,107	4,664,401	18.48%
6006 Berkeley Avenue
Baltimore, MD 21209

Asia Marketing Limited	1,815,311	881,480	2,696,791	10.68%
P.O. Box 3236
Ramat Gam 52131 Israel

Camco - c/o Charles Alpert	1,014,951	487,848	1,502,799	5.95%
466 Arbuckle Avenue
Cedarhurst, NY 11516

FAME Associates	1,091,356	545,678	1,637,034	6.48%
111 Broadway, 20th Floor
New York, NY 10006

Ganot Corporation	1,479,205	713,427	2,192,632	8.68%
4000 Hollywood Blvd. 530 N
Hollywood, FL 33021

Globis entities (3)	2,437,507	1,248,900	3,686,407	14.60%
60 Broad Street
New York, NY 10004

LaPlace Group, LLC	1,098,901	529,823	1,628,724	6.45%
3666 Shannon Road
Cleveland Hts, OK 44118

South Ferry #2, LP	2,845,917	1,357,519	4,203,436	16.65%
1 State Street Plaza, 29th Floor
New York, NY 10004

St,. Lucia Investment & Trade Corp.	1,306,943	620,756	1,927,699	7.64%
c/o Broadband

Ira Greenstein (4)	—	386,094	386,094	1.53%
c/o BBM

Andrew Limpert (5)	321,700	193,047	514,747	2.04%
c/o BBM

Mary Ellen Kramer (6)	184,602	92,396	276,998	1.10%
c/o BBM

Zevi Kramer (6)	184,602	92,396	276,998	1.10%

All Officers and Directors	321,700	—	321,700	1.27%
as a Group (7)

(1)  Rounded to nearest share; warrants are warrants to purchase common stock of the Registrant.
(2)  Calculated on the basis of 25,247,006 shares of Common Stock outstanding as reported in the Company’s Quarterly Report for the quarter ended June 30, 2008, filed on August 18, 2008, plus the number of shares such holder has the right to acquire.
(3) Includes shares held by Globis Capital Partners and Globis Overseas Fund Ltd.
(4) Includes a five-year warrant granted to Mr. Greenstein for his services as a director and Chairman of the Company, issued on April 9, 2008, exercisable for 386,094 shares of Common Stock at an exercise price of $0.65 per share.
(5) Includes a five-year warrant granted to Mr. Limpert for his services as a director and Chief Executive Officer of the Company, issued on April 9, 2008, exercisable for 193,047 shares of Common Stock at an exercise price of $0.65 per share.
(6) 184,692 shares of Common Stock and warrants exercisable for 92,396 shares of Common Stock are held in the name of Mary Ellen Kramer and Zevi Kramer JTEN.
(7)  Mr. Greenstein and Mr. Limpert are serving as the only directors of the Company.  Mr. Limpert is serving as CEO and President on an interim part-time basis.  Each of Ms. Kramer and Mr. Kramer served as a Director of the Registrant from March 30, 2007 through May 30, 2007.  Accordingly, Common Stock beneficially owned by Ms. Kramer and Mr. Kramer are not included in this amount nor percentage.

Changes in Control.  There are currently no arrangements which would result in a change in our control.

                 Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

 The Company is not aware of any further transactions which would require disclosure under this section by the Company and any affiliated party.

                  Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Prior to the Merger, Child, Van Wagoner and Bradshaw served as the Company’s principal auditors.   After the Merger, Rothstein, Kass & Company, Broadband’s auditor, continued as the Company’s auditor. On April 17, 2008 the Company’s Board of Directors appointed Child, Van Wagoner and Bradshaw to return as the Company’s auditors, Rothstein, Kass & Company had no disagreements with BBM Holdings, Inc.

For the calendar year 2007 the accounting firm of Child, Van Wagoner and Bradshaw, PLLC charged the Company a total of $1,500 for independent accounting and auditing fees.

For fiscal year 2008, Rothstein, Kass & Company charged the Company a total of $66,500 for independent accounting and auditing fees and Child, Van Wagoner & Bradshaw received $21,535.

All fees described above were approved by the Audit Committee. The Audit Committee has determined that the rendering of the foregoing services other than audit services by Child, Van Wagoner is compatible with maintaining the principal accountant's independence.

The following table represents aggregate fees billed to the Company for fiscal years ending September 30, 2008, December 31, 2007 and 2006, by Child, Van Wagoner & Bradshaw, the Company’s principal auditor from April 17, 2008 through September 30, 2008.

	FISCAL YEAR ENDED
	September 30, 2008 (2)	December 31, 2007	December 31, 2006
Audit Fees	$12,000		$23,162
Tax Fees (1)	$9,275	—	—
All Other Fees	$260	$1,500	—
Total Fees	$21,535	$1,500	$23,162

(1)	Fees paid for preparation and filing of the Company’s federal and state income tax returns.
(2)	Fees billed to the Company through September 30, 2008.

The following table represents aggregate fees billed to the Company for fiscal years ended September 30, 2008 and 2007, by Child, Van Wagoner and Bradshaw and its former auditor Rothstein, Kass & Company, the Company’s principal accountant from March 30, 2007 until 4/17/2008. As noted above, the company has no material disagreements with its auditing firm as to the financial statements contained in this annual report.

	FISCAL YEAR ENDED
	September 30, 2008 (2)	September 30, 2007
Audit Fees	$12,000	$67,500
Tax Fees (1)	$9,275	$6,500
All Other Fees	$260	$13,500
Total Fees	$21,535	$87,500
(1)	Fees paid for preparation and filing of the Company’s federal and state income tax returns.
(2)	Fees billed to the Company through September 30, 2008.

All fees described above were approved by the Board of Directors. The Board of Directors has determined that the rendering of the foregoing services other than audit services by Rothstein Kass & Company and Child, Van Wagoner & Bradshaw, is compatible with maintaining the principal accountant's independence.

Part IV

                    Item 15. EXHIBITS.

         Documents listed below are filed as exhibits to this Annual Report on Form 10-K.

(a) Exhibit Index:

Exhibit No.
(2.1)	Form of Asset Purchase Agreement, dated as of October 16, 2007.

(3(i))	Amended Certificate of Incorporation, dated as of October 16, 2007. [1]

(4.1)	Form of Warrant Agreement. [3]

(10.1)	Consulting Agreement, dated November 12, 2008 [3]

(10.2)	Acquisition Agreement, dated November 12, 2008 [3]

(10.3)	Form of Warrant [3]

(10.4)	Form of Registration Rights Agreement [3]

(10.5)	First Amendment to Acquisition Agreement, dated January 12, 2009

(18)	Letter of Rothstein, Kass & Company, P.C., dated April 22, 2008. [2]

(23)	Consent of Rothstein, Kass and Company, P.C.

(31)	Certification made pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

(32)	Certification made pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

________________________________

1. Filed and incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 17, 2007.

2.   Filed and incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 23, 2008.

3. Filed and incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 12, 2008.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:
BBM HOLDINGS, INC.

Date:	January 12, 2009	By:	/s/ Ira Greenstein
Ira Greenstein, Chairman

Date:	January 12, 2009	By:	/s/ Andrew Limpert
Andrew Limpert, CEO/Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 12, 2009	By:	/s/ Ira Greenstein
Ira Greenstein, Chairman

Date:	January 12, 2009	By:	/s/ Andrew Limpert
Andrew Limpert, CEO/Director