Form 10-Q
period 2008-12-31
BBM HOLDINGS, INC.
filed 2009-02-12
CIK 1173281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

(801) 433-2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]    No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ]    Non-accelerated filer [ ]

(Do not check if smaller reporting company)  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  [X]    No   [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 25,247,006 shares of Common Stock outstanding as of February 11, 2009.

BBM HOLDINGS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

Page

PART I                      FINANCIAL INFORMATION                                                                                                                             3

Item 1.    Financial Statements                                                                                                                                 3

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of perations                                                                                        10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                                                                                          13

Item 4.    Controls and Procedures                                                                                                                                 14

PART II                      OTHER INFORMATION                                                                                                                               15

Item 1.    Legal Proceedings                                                                                                                                 15

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.                                                                                                         15

Item 3.    Defaults Upon Senior Securities.                                                                                                                           15

Item 4.    Submission of Matters to a Vote of Security Holders.                                                                                                               15

Item 5.    Other Information                                                                                                                                      15

Item 6.    Exhibits                                                                                                                                        15

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K filed with the SEC on January 13, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

TABLE OF CONTENTS                                                                                                                                                      PAGE

Balance Sheets as of December 31, 2008 (unaudited) and September 30, 2008                                                             4

Statements of Operations for the three month periods ended
December 31, 2008 and 2007 and for the period from October 1, 2007
(inception of development stage) to December 31, 2008 (unaudited)                                                                             5

Statements of Cash Flows for the three month periods ended
December 31, 2008 and 2007 and for the period from October 1, 2007
(inception of development stage) to December 31, 2008 (unaudited)                                                                             6

Notes to Unaudited Financial Statements                                                                                                                           7

BBM HOLDINGS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Balance Sheet
(In Thousands)

ASSETS

	December 31,	September 30,
	2008	2008
CURRENT ASSETS	(unaudited)

Cash and cash equivalents	$25	$96
Total Current Assets	25	96

OTHER ASSETS

Security deposits	85	85
Total Other Assets	85	85

TOTAL ASSETS	$110	$181

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES

Accounts payable	$53	$56
Accrued expenses	90	92
Total Current Liabilities	143	148

LONG-TERM LIABILITIES	-	-

TOTAL LIABILITIES	143	148

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, Series A; 10,000,000 shares authorized,
at no par value, no shares
issued and outstanding	-	-
Common stock; 50,000,000 shares authorized,
at no par value, 25,247,006
shares issued and outstanding, respectively	21,637	21,637
Accumulated deficit	(20,975)	(20,975)
Deficit accumulated during the development stage	(695)	(629)

Total Stockholders' Equity (Deficit)	(33)	33
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$110	$181

The accompanying notes are an integral part of these financial statements.

BBM HOLDINGS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Statements of Operations
(In Thousands)
(Unaudited)

			From Inception of
	For the Three Months Ended		Development Stage
	December 31,		on October 1, 2007
	2008	2007	Through December 31, 2008
REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS PROFIT	-	-	-

OPERATING EXPENSES
General and administrative	66	243	706
Total Operating Expenses	66	243	706
OPERATING LOSS	(66)	(243)	(706)
OTHER INCOME AND EXPENSE
Other income and expense	-	1	11
LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(66)	(242)	(695)
PROVISION FOR INCOME TAXES	-	-	-
LOSS FROM CONTINUING OPERATIONS	(66)	(242)	(695)
DISCONTINUED OPERATIONS
Income (loss) from discontinued
operations (including gain on
disposal of $606)	-	629	654
Income tax benefit	-	-	-
INCOME (LOSS) FROM
DISCONTINUED OPERATIONS	-	629	-

NET INCOME (LOSS)	$(66)	$387	$(41)

BASIC INCOME (LOSS) PER SHARE
Continuing operations	$(0.00)	$(0.01)
Discontinued operations	0.00	0.02
	$(0.00)	$0.02
DILUTED INCOME (LOSS) PER SHARE
Continuing operations	$(0.00)	$(0.01)
Discontinued operations	0.00	0.02
	$(0.00)	$0.01
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
BASIC	25,247	25,247
DILUTED	25,247	30,858

The accompanying notes are an integral part of these financial statements

BBM HOLDINGS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Statements of Cash Flows
(In Thousands)
(Unaudited)

			From Inception
			of the Development
			Stage on October
	For the Three Months Ended		1, 2007 Through
	December 31,		December 31,
OPERATING ACTIVITIES	2008	2007	2008
Net income (loss)	$(66)	$387	$(41)
Adjustments to reconcile net loss to net cash
used by operating activities:
Discontinued operations	-	(473)	(684)
Fair value of warrant issued for services	-	-	271
Changes in operating assets and liabilities
Change in deposits	-	-	2
Change in accounts payable	(3)	(57)	(95)
Change in accrued expenses	(2)	(41)	(43)

Net Cash Used in Operating Activities	(71)	(184)	(590)

INVESTING ACTIVITIES
Discontinued operations	-	460	418
Net Cash Provided by Investing Activities	-	460	418

FINANCING ACTIVITIES

Discontinued operations	-	-	-
Net Cash Provided by Financing Activities	-	-	-

NET DECREASE IN CASH	(71)	276	(172)

CASH AT BEGINNING OF PERIOD	96	197	197

CASH AT END OF PERIOD	$25	$473	$25

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
NON CASH FINANCING ACTIVITIES:
Transfer of investment for dividends payable	$-	$-	$186

The accompanying notes are an integral part of these financial statements.

BBM Holdings, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Going Concern Uncertainty – The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  At December 31, 2008, the Company had cash and cash equivalents of $25,000, an accumulated deficit of approximately $21,670,000 and negative working capital of approximately $118,000.   For the three months ended December 31, 2008, the Company had no revenues and utilized cash in operating activities of approximately $71,000.  The Company’s plan includes settling its remaining outstanding liabilities.  Thereafter, the Company will have limited capital to pay for ongoing public reporting and minimal operating expense.  In addition, not all obligations of the Company have been settled and it is possible that the Company may incur other financial obligations.  Since the sale of the Company’s assets, the Company is essentially a “shell company” in that it will not have any active business purpose or active business assets.  Management of the Company, through the Board of Directors, on a time available basis, will continue to search for, review and complete due diligence on various potential merger or acquisition proposals for which management would deem that the Company would be a suitable acquisition candidate.  To the date of this report, no such acquisition or merger proposal has been identified.

The Company has no present avenues of financing and no present plans to obtain interim financing while continuing its search for a suitable merger or acquisition candidate.  Should there come a point in time when the Company has exhausted its reserve funds and must seek additional funding to maintain itself as a public reporting company engaged in searching for merger and acquisition opportunities, it may be necessary to seek private capital through the sale of additional restricted stock or borrowing either from principal shareholders or private parties.  It is highly unlikely that the Company would be able to obtain financing from any commercial lending source, as it is presently constituted.  As a result of the foregoing, the future liquidity of the Company and funding sources must be considered as tentative and very limited and pose a substantial risk factor to the ongoing viability of the Company.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BBM Holdings, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3.                       Basis of Presentation

The accompanying interim condensed consolidated financial statements and notes have been prepared, in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), but have not been audited.  Therefore such financial statements and notes do not include all information and notes normally provided in the annual consolidated financial statements.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended September 30, 2008, which are presented in the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed January 13, 2009.  These statements reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the three months ended December 31, 2008 and 2007.  The results of operations for the three months ended December 31, 2008 and 2007 are not necessarily indicative of the results for the full year.

Certain amounts in the prior year financial statements have been reclassified to conform to the presentation in the current financial statements. The Company has been reclassified as a development stage enterprise as of October 1, 2007.

Note 4.  Net Income (Loss) Per Common Share

The Company complies with Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings per Share.” Under SFAS No. 128, basic income (loss) per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted income per common share incorporates the dilutive effect of common stock equivalents during the period using the treasury stock method. The calculation of diluted loss per common share excludes potential common stock equivalents if the effect is anti-dilutive.  As of December 31, 2008, the Company had the following common stock equivalents outstanding:

Warrants	13,075,935

Total	13,075,935

Note 5.  Recently Issued Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

BBM Holdings, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5.  Recently Issued Accounting Pronouncements (continued)

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

Note 7.   Accrued Expenses

Accrued expenses consist of the following at December 31, 2008:

Rent	$69,749
Other	20,362
$90,111

The Company has sub-let its offices and recorded the present value of future lease payments to be made net of the lease payments to be received. The Company has used a discount rate of 10%.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company will continue to incur ongoing operating losses, which are expected to be greatly reduced due to the substantially inactive nature of the Company’s business.  However, losses will be incurred in paying ongoing reporting expenses, including legal and accounting expenses, as necessary to maintain the Company as a public entity, as well as ongoing costs, while searching for merger and acquisition candidates.  The Company is also obligated for its office facilities under non-cancellable operating leases, which expire on July 31, 2010.

Liquidity and Sources of Capital

The liquidity of the Company is extremely limited at the present time in terms of its ability to pay for ongoing reporting and minimal operating expenses as previously described.  In addition, not all obligations of the Company have been settled, and it is possible that the Company may incur other financial obligations.

As of December 31, 2008, BBM had cash of approximately $25,000 and a security deposit of $85,000 held by the landlord of BBM’s office lease.

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

6.	The Company will have no ongoing revenues or income to support it during this interim period.

Results of Operations

Three months ended December 31, 2008 (“2008”) compared to the three months ended December 31, 2007 (“2007”).

Results of operations for the three months ended December 31, 2008 reflect the following changes from the prior period.

	2008	2007	Increase (Decrease)
Net Revenues	-	-	-
Cost of Revenues	-	-	-
Selling, General & Administrative Expense	66,000	243,000	(177,000)
Other Income	-	1,000	(1,000)
Income (Loss) from Operations	(66,000)	(242,000)	(176,000)
Discontinued Operations	-	629,000	629,000
Net Income (Loss)	(66,000)	387,000	(453,000)

The Company had no net revenues from continuing operations in the three months ended December 31, 2008 as it had ceased operations in October 2007 .

The Company also had no cost of revenue from continuing operations in the three months ended December 31, 2008 as it has ceased operations in October 2007.

Selling, general and administrative expenses from continuing operations declined from $243,000 in 2007 to $66,000 in 2008 as the Company had re-entered the development stage effective October 1, 2007. Included in expenses from continuing operations during the three months ended December 31, 2008 were professional fees of almost $58,000 and insurance expense of approximately $7,000.

For the three months ended December 31, 2008, BBM recognized net loss of $66,000 from continuing operations compared to a loss of $242,000 for the same period in 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss arising from adverse changes in interest rates and foreign exchange rates. Since cessation of operations, the Company does not have any material exposure to interest rate or exchange rate risk.

Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (who are the same person), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, such officer has concluded that the disclosure controls and procedures are not effective as of December 31, 2008 as discussed more fully below.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting in connection with the evaluation required under paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Material Weaknesses and Changes in Internal Controls.  During the review of our consolidated financial statements for the fiscal quarter ended December 31, 2008, our management has identified material weaknesses in our internal controls over financial reporting connected primarily with lack of segregation of duties.  The identified material weaknesses are due, in large part, to our lack of accounting and financial resources.  As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.   On a going-forward basis, management will continue to evaluate our disclosure controls and procedures.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Our management is not aware of any significant litigation, pending or threatened, that would have a significant adverse effect on our financial position or results of operations.

Item 2.	Sales of Unregistered Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number

1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a–14 of the Securities Exchange Act. *

2.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*Filed herewith.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BBM HOLDINGS, INC.

Dated:	February 11, 2009	By:	/s/ Andrew Limpert
Andrew Limpert
Pesident and Chief Executive Officer