Form 10-K/A
period 2008-09-30
BBM HOLDINGS, INC.
filed 2009-04-02
CIK 1173281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No  ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities Exchange  Act  of 1934 during the  preceding  12 months (or for such shorter period that the  registrant was required to file such reports),  and (2) has been subject to such filing requirements for past 90 days.
Yes ☒ No  ☐

Indicate by check mark if disclosure of delinquent  filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the  best  of  registrant's   knowledge,  in  definitive  proxy  or  information statements  incorporated  by  reference  in Part III of this Form  10-K/A or any amendment to this Form 10-K/A.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

(Check One): Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check One): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒ No ☐

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

At March 31, 2009, the registrant had 25,247,006 shares of Common Stock outstanding.

 EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the annual report of BBM Holdings, Inc. (the “Company”) on Form 10-K for the fiscal year ended September 30, 2008 as filed with the Securities and Exchange Commission on January 12, 2009 (the “Original Filing”).  This Amendment amends the Cover Page, Item 1, Item 1A, Item 7, Item 9A, Item 10, Item 13 and Item 15. Other than the changes referred to above, all other information in the Original Filing remains unchanged.

TABLE OF CONTENTS

Part  I

Item  1.  BUSINESS.

The following information has been added to Item 1. BUSINESS under the heading “Recent Events.”

Recent Events

On March 19, 2009, the Company acquired in a secured party sale all the patents, related intellectual property, clinical data and other assets related to AVR 118 (soon to be renamed OHR 118) and its topical counterpart AVR 123 (soon to be renamed OHR 123).  OHR 118 is in an ongoing Phase II trial for the treatment of cachexia and OHR 123 is in an ongoing Phase I trial for wound healing. The Company also exercised its option to acquire the new technology and early stage pharmaceutical compounds from Dr. S. Z. Hirschman, who will join the Company as a consultant and Chief Scientific Advisor.

The Company acquired the assets in the Secured Party Sale with $100,000 in cash $500,000 principal amount of 11% convertible secured non-recourse debenture due June 20, 2011, and convertible at $0.40 per share (the “Convertible Debenture”). The Convertible Debenture is secured by the acquired assets. The cash portion of the purchase price was financed by short term loans from an affiliate of Orin Hirschman and another current shareholder.

The Company continues to seek to acquire YMI.  Although the Company believes that it has demonstrated the proper financing commitments, as well as publicly indicating its scientific plan to home in on the most promising applications for YMI’s lead drug, the Company has not been able to advance further on the transaction. The Company plans to revise its prior offer price since YMI continues to erode its cash balances and there may be large and potential dilutive options grants to employees in the interim.  The Company will continue to explore all options related to YMI and can only hope that YMI shareholders prevail upon the management of YMI to consider its proposals and sincere interest in providing greater value to the YMI shareholders both immediately and over the longer term. Although a recent research report from a major Canadian investment bank assigns no value whatsoever to YMI’s nimotuzamab, the Company continues to believe that there is potential for the drug under a proper development program that the Company has the ability to implement. Additionally nimotuzumab is complementary to the Company’s lead Phase II compound, OHR 118.

The following information will replace the information in the section entitled “Specific Business Plans and Projections”:

At present, the Company is a biotechnology rollup company. The assets acquired in the Secured Party Sale are part of the Company’s previously announced strategy to create a rollup of undervalued biotechnology companies and assets. Small biotechnology companies can benefit significantly from being part of a large diversified biotech company with many promising drugs in various stages of clinical development. Additionally, Dr. Hirschman and his extensive network of scientific and industry contacts bring the benefit of expertise of both clinical medicine and molecular biology, trial design and obtaining FDA approval. Although there can be no assurances of any future acquisitions, the Company is strongly encouraged by the responses it has received from companies interested in exploring a combination based on this value proposition.  The Company also continues to seek to acquire YMI (see “Material Subsequent Events”).

The following information will replace the information in the section entitled “Governmental Compliance”:

The Company is a biotechnology development and rollup company.  Prior to the transactions reported today, it was a shell company.

The following amends and restates in its entirety Item 1A. RISK FACTORS:

Item 1A.  RISK FACTORS.

The Company has employed this section to discuss what is considers present and actual risk factors to the ongoing viability of the Company.

There is substantial doubt about our ability to continue as a going concern due to our cash requirements which means that we may not be able to continue operations unless we obtain additional funding.

Our independent registered public accounting firm’s report on our consolidated financial statements for the fiscal year ended September 30, 2008 includes an explanatory paragraph regarding our ability to continue as a going concern. Conducting our clinical trials will require significant cash expenditures and we do not have the funds necessary to complete all phases of our clinical trials nor do we currently have sufficient number of shares of capital stock authorized to sell securities to raise the capital to complete the trials required to continue or complete the development of our products, which raises substantial doubt about our ability to continue as a going concern.

Based on our current plans and capital resources, we believe that our cash and cash equivalents will be sufficient to enable us to meet our minimum planned operating needs through June 2009. Our ability to continue as a going concern will depend upon our ability to obtain debt or equity financing for funds to meet our cash requirements. No assurance can be given that debt or equity financing will be available. Concern about our ability to continue as a going concern may place additional constraints on operations and make it more difficult for us to meet our obligations or adversely affect the terms of possible funding. If our financial condition worsens and we become unable to attract additional equity or debt financing or other strategic transactions, we could become insolvent or be forced to declare bankruptcy.

We may not be able to raise additional capital on favorable terms, if at all, particularly with the current volatile market conditions.

We will need additional financing to continue ongoing trials and drug development as well as future trials, drug development and acquisitions. In our capital-raising efforts, we may seek to sell additional equity or debt securities or obtain a bank credit facility. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. However, we may not be able to raise additional funds on acceptable terms, or at all. Given the current global economic climate, we may have more difficulty raising funds than we would during a period of economic stability. If we are unable to secure sufficient capital to fund our research and development activities, we may not be able to continue operations, or we may have to enter into collaboration agreements that could require us to share commercial rights to our products to a greater extent or at earlier stages in the drug development process than is currently intended. These collaborations, if consummated prior to proof-of-efficacy or safety of a given product candidate, could impair our ability to realize value from that product candidate. If our business does not generate the cash needed to finance our ongoing operations and therefore, we will likely need to continue to raise additional capital.

The market price and volume of our common stock fluctuate significantly and could result in substantial losses for individual investors.

The stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price and volume of our common stock to decrease. In addition, the market price and volume of our common stock is highly volatile.

Factors that may cause the market price and volume of our common stock to decrease include:

•	adverse results or delays in our clinical trials;

•	fluctuations in our results of operations, timing and announcements of our bio-technological innovations or new products or those of our competitors;

•	developments concerning any strategic alliances or acquisitions we may enter into;

•	announcements of FDA non-approval of our drug products, or delays in the FDA or other foreign regulatory review process or actions;

•	adverse actions taken by regulatory agencies with respect to our drug products, clinical trials, manufacturing processes or sales and marketing activities;

•	any lawsuit involving us or our drug products;

•	developments with respect to our patents and proprietary rights;

•	announcements of technological innovations or new products by our competitors;

•	public concern as to the safety of products developed by us or others;

•	regulatory developments in the United States and in foreign countries;

•	changes in stock market analyst recommendations regarding our common stock or lack of analyst coverage;

•	the pharmaceutical industry generally and general market conditions;

•	failure of our results of operations to meet the expectations of stock market analysts and investors;

•	sales of our common stock by our executive officers, directors and five percent stockholders or sales of substantial amounts of our common stock.

•	changes in accounting principles; and

•	loss of any of our key scientific or management personnel.

We face heavy government regulation, and FDA regulatory approval of our products is uncertain.

The research, testing, manufacturing and marketing of drug products such as those that we are developing are subject to extensive regulation by federal, state and local government authorities, including the FDA. To obtain regulatory approval of a product, we must demonstrate to the satisfaction of the applicable regulatory agency that, among other things, the product is safe and effective for its intended use. In addition, we must show that the manufacturing facilities used to produce the products are in compliance with current Good Manufacturing Practices regulations or cGMP.

The process of obtaining FDA and other required regulatory approvals and clearances will require us to expend substantial time and capital. Despite the time and expense expended, regulatory approval is never guaranteed. The number of pre-clinical and clinical trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is in development for, and the requirements applicable to that particular drug candidate. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including that:

•	a drug candidate may not be shown to be safe or effective;

•	the FDA may not approve our manufacturing process;

•	the FDA may interpret data from pre-clinical and clinical trials in different ways than we do;

•	the FDA may not meet, or may extend, the PDUFA date with respect to a particular NDA;

For example, if certain of our methods for analyzing our trial data are not accepted by the FDA, we may fail to obtain regulatory approval for our product candidates.

Moreover, if and when our products do obtain marketing approval, the marketing, distribution and manufacture of such products would remain subject to extensive ongoing regulatory requirements. Failure to comply with applicable regulatory requirements could result in:

•	warning letters

•	fines

•	civil penalties

•	injunctions

•	recall or seizure of products

•	total or partial suspension of production

•	refusal of the government to grant future approvals

•	withdrawal of approvals

•	criminal prosecution

Any delay or failure by us to obtain regulatory approvals for our product candidates could diminish competitive advantages that we may attain and would adversely affect the marketing of our products. We have not received regulatory approval to market any of our product candidates in any jurisdiction.

If we do not raise additional funds, we will not be able to continue operations or complete the necessary clinical trials to complete development of OHR or our other products and will not be able to sell it anywhere.

We will not be able to sell OHR 118, OHR 123 or our other products in the United States unless we submit, and the FDA approves, a new drug application, or NDA for each such product. We must conduct clinical trials of each of our products in humans before we submit an NDA. We do not have sufficient capital currently to complete the necessary trials to complete the development of OHR 118, OHR 123 or any of our other therapeutic drug products.

It is possible that the results of clinical trials of OHR 118, OHR 123 or our other products will not prove that they are safe and effective. It is also possible that the FDA will not approve the sale of any of our products in the United States if we submit an NDA for such product. It is not known at this time how later stage clinical trials will be conducted, if at all. Even if the data show that any of our products is safe and effective, obtaining approval of the NDA could take years and require financing of amounts not presently available to us.

Conducting the clinical trials of each of our products will require significant cash expenditures and we do not have the funds necessary to complete all phases of clinical trials for OHR 118, OHR 123 or any other products. Our products may never be approved for commercial distribution by any country. Because our research and development expenses and clinical trial expenses will be charged against earnings for financial reporting purposes, we expect that losses from operations will continue to be incurred for the near future. We currently do not have sufficient funds to complete all phases of clinical trials of any of our products which are required to permit the commercial sale of such products.

If the results of our clinical trials do not support our claims relating to any drug candidate or if serious side effects are identified, the completion of development of such drug candidate may be significantly delayed or we may be forced to abandon development altogether, which will significantly impair our ability to generate product revenues.

The results of our clinical trials with respect to any drug candidate might not support our claims of safety or efficacy, the effects of our drug candidates may not be the desired effects or may include undesirable side effects or the drug candidates may have other unexpected characteristics. Further, success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of later clinical trials may not replicate the results of prior clinical trials and preclinical testing. The clinical trial process may fail to demonstrate that our drug candidates are safe for humans and effective for indicated uses. In addition, our clinical trials may involve a specific and small patient population. Because of the small sample size, the results of these early clinical trials may not be indicative of future results. Adverse or inconclusive results may cause us to abandon a drug candidate and may delay development of other drug candidates. Any delay in, or termination of, our clinical trials will delay the filing of our NDAs with the FDA and, ultimately, significantly impair our ability to commercialize our drug candidates and generate product revenues which would have a material adverse effect on our business and results of operations.

We have found it difficult to enroll patients in our clinical trials, which has caused significant delays in the completion of such trials and which may cause us to abandon one or more clinical trials.

For the diseases or disorders that our product candidates are intended to treat, we expect only a subset of the patients with these diseases to be eligible for our clinical trials. Given that each of our product candidates is in the early stages of preclinical or clinical development, we may not be able to initiate or continue clinical trials for each or all of our product candidates if we are unable to locate a sufficient number of eligible subjects to participate in the clinical trials required by the FDA and/or other foreign regulatory authorities. The requirements of our clinical testing mandate that a patient cannot be involved in another clinical trial for the same indication. We are aware that our competitors have ongoing clinical trials for products that are competitive with our product candidates and subjects who would otherwise be eligible for our clinical trials may be involved in such testing, rendering them unavailable for testing of our product candidates. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether, which would have a material adverse effect on our business.

If our contract research organizations do not successfully carry out their duties or if we lose our relationships with contract research organizations, our drug development efforts could be delayed.

We are dependent on contract research organizations, third-party vendors and investigators for pre-clinical testing and clinical trials related to our drug discovery and development efforts and we will likely continue to depend on them to assist in our future discovery and development efforts. These parties are not our employees and we cannot control the amount or timing of resources that they devote to our programs. If they fail to devote sufficient time and resources to our drug development programs or if their performance is substandard, it will delay the development and commercialization of our product candidates. The parties with which we contract for execution of our clinical trials play a significant role in the conduct of the trials and the subsequent collection and analysis of data. Their failure to meet their obligations could adversely affect clinical development of our product candidates.

If we lose our relationship with any one or more of these parties, we could experience a significant delay in both identifying another comparable provider and then contracting for its services. We may be unable to retain an alternative provider on reasonable terms, if at all. Even if we locate an alternative provider, it is likely that this provider may need additional time to respond to our needs and may not provide the same type or level of service as the original provider. In addition, any provider that we retain will be subject to current Good Laboratory Practices, and similar foreign standards and we do not have control over compliance with these regulations by these providers. Consequently, if these practices and standards are not adhered to by these providers, the development and commercialization of our product candidates could be delayed.

If we are ever in a position to commercialize our product candidates, of which there can be no assurance, we have no experience selling, marketing or distributing products and no internal capability to do so.

We currently have no sales, marketing or distribution capabilities and no experience in building a sales force and distribution capabilities. If we are ever in a position to commercialize our product candidates, of which there can be no assurance, we must either develop internal sales, marketing and distribution capabilities, which will be expensive and time consuming, or make arrangements with third parties to perform these services. If we decide to market any of our products directly, we must commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and with supporting distribution capabilities. Building an in-house marketing and sales force with technical expertise and distribution capabilities will require significant expenditures, management resources and time. Factors that may inhibit our efforts to commercialize our products directly and without strategic partners include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe our products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating and sustaining an independent sales and marketing organization.

We may not be successful in recruiting the sales and marketing personnel necessary to sell our products and even if we do build a sales force, they may not be successful in marketing our products, which would have a material adverse effect on our business and results of operations.

Developments by competitors may render our products or technologies obsolete or non-competitive which would have a material adverse effect on our business and results of operations.

We compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Our drug candidates will have to compete with existing therapies and therapies under development by our competitors. In addition, our commercial opportunities may be reduced or eliminated if our competitors develop and market products that are less expensive, more effective or safer than our drug products. Other companies have drug candidates in various stages of preclinical or clinical development to treat diseases for which we are also seeking to develop drug products. Some of these potential competing drugs are further advanced in development than our drug candidates and may be commercialized earlier. Even if we are successful in developing effective drugs, our products may not compete successfully with products produced by our competitors.

Most of our competitors, either alone or together with their collaborative partners, operate larger research and development programs, staff and facilities and have substantially greater financial resources than we do, as well as significantly greater experience in:

•	developing drugs;

•	undertaking preclinical testing and human clinical trials;

•	obtaining FDA and other regulatory approvals of drugs;

•	formulating and manufacturing drugs; and

•	launching, marketing and selling drugs.

These organizations also compete with us to attract qualified personnel, acquisitions and joint ventures candidates and for other collaborations. Activities of our competitors may impose unanticipated costs on our business which would have a material adverse effect on our business and results of operations.

We rely on confidentiality agreements that could be breached and may be difficult to enforce which could have a material adverse effect on our business and competitive position.

Our policy is to enter agreements relating to the non-disclosure of confidential information with third parties, including our contractors, consultants, advisors and research collaborators, as well as agreements that purport to require the disclosure and assignment to us of the rights to the ideas, developments, discoveries and inventions of our employees and consultants while we employ them. However, these agreements can be difficult and costly to enforce. Moreover, to the extent that our contractors, consultants, advisors and research collaborators apply or independently develop intellectual property in connection with any of our projects, disputes may arise as to the proprietary rights to this type of information. If a dispute arises, a court may determine that the right belongs to a third party, and enforcement of our rights can be costly and unpredictable. In addition, we rely on trade secrets and proprietary know-how that we will seek to protect in part by confidentiality agreements with our employees, contractors, consultants, advisors or others. Despite the protective measures we employ, we still face the risk that:

•	these agreements may be breached;

•	these agreements may not provide adequate remedies for the applicable type of breach; or

•	our trade secrets or proprietary know-how will otherwise become known.

Any breach of our confidentiality agreements or our failure to effectively enforce such agreements would have a material adverse effect on our business and competitive position.

If we infringe the rights of third parties we could be prevented from selling products, forced to pay damages and required to defend against litigation which could result in substantial costs and may have a material adverse effect on our business and results of operations.

We have not received to date any claims of infringement by any third parties. However, as our drug candidates progress into clinical trials and commercialization, if at all, our public profile and that of our drug candidates may be raised and generate such claims. Defending against such claims, and occurrence of a judgment adverse to us, could result in unanticipated costs and may have a material adverse effect on our business and competitive position. If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to:

•	obtain licenses, which may not be available on commercially reasonable terms, if at all;

•	redesign our products or processes to avoid infringement;

•	stop using the subject matter claimed in the patents held by others, which could cause us to lose the use of one or more of our drug candidates;

•	defend litigation or administrative proceedings that may be costly whether we win or lose, and which could result in a substantial diversion of management resources; or

•	pay damages.

Any costs incurred in connection with such events or the inability to sell our products may have a material adverse effect on our business and results of operations.

We depend upon key officers and consultants in a competitive market for skilled personnel. If we are unable to attract and retain key personnel, it could adversely affect our ability to develop and market our products.

We are highly dependent upon the principal member of our management team, especially our Chief Executive Officer, Dr. S. Z. Hirschman, as well as our directors, including Ira Greenstein, the Chairman of our Board of Directors. A loss of any of these personnel may have a material adverse effect on aspects of our business and clinical development and regulatory programs. We have a consulting agreement with Dr. Hirschman. Although this consulting agreement includes a non-competition covenant, the applicable noncompetition provisions can be difficult and costly to monitor and enforce. The loss of any of these persons’ services would adversely affect our ability to develop and market our products and obtain necessary regulatory approvals. Further, we do not maintain key-man life insurance.

We also depend in part on obtaining the service of scientific personnel and our ability to identify, hire and retain additional personnel. We experience intense competition for qualified personnel, and the existence of non-competition agreements between prospective employees and their former employers may prevent us from hiring those individuals or subject us to suit from their former employers. While we attempt to provide competitive compensation packages to attract and retain key personnel, many of our competitors are likely to have greater resources and more experience than we have, making it difficult for us to compete successfully for key personnel.

Intellectual property litigation is increasingly common and increasingly expensive and may result in restrictions on our business and substantial costs, even if we prevail.

Patent and other intellectual property litigation is becoming more common in the pharmaceutical industry. Litigation is sometimes necessary to defend against or assert claims of infringement, to enforce our patent rights, including those we have licensed from others, to protect trade secrets or to determine the scope and validity of proprietary rights of third parties. Currently, no third party is asserting that we are infringing upon their patent rights or other intellectual property, nor are we aware or believe that we are infringing upon any third party’s patent rights or other intellectual property. We may, however, be infringing upon a third party’s patent rights or other intellectual property, and litigation asserting such claims might be initiated in which we would not prevail, or we would not be able to obtain the necessary licenses on reasonable terms, if at all. All such litigation, whether meritorious or not, as well as litigation initiated by us against third parties, is time-consuming and very expensive to defend or prosecute and to resolve. In addition, if we infringe the intellectual property rights of others, we could lose our right to develop, manufacture or sell our products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. An adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing or selling our products, which could harm our business, financial condition and prospects.

If our competitors prepare and file patent applications in the United States that claim technology we also claim, we may have to participate in interference proceedings required by the USPTO to determine priority of invention, which could result in substantial costs, even if we ultimately prevail. Results of interference proceedings are highly unpredictable and may result in us having to try to obtain licenses in order to continue to develop or market certain of our drug products.

Any future acquisitions we make of companies or technologies may result in disruption to our business or distraction of our management, due to difficulties in assimilating acquired personnel and operations.

We may acquire or make investments in complementary businesses, technologies, services or products which compliment our biotech operations if appropriate opportunities arise.  From time to time we engage in discussions and negotiations with companies regarding our acquiring or investing in such companies’ businesses, products, services or technologies, in the ordinary course of our business.  We cannot be assured that we will be able to identify future suitable acquisition or investment candidates, or if we do identify suitable candidates, that we will be able to make such acquisitions or investments on commercially acceptable terms or at all. If we acquire or invest in another company, we could have difficulty in assimilating that company’s personnel, operations, technology and software. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in integrating the acquired products, services or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities would be dilutive to our existing stockholders. As of March 31, 2009, we had no agreement to enter into any material investment or acquisition transaction.

The market for our common stock is highly illiquid. Our stockholders may not be able to resell their shares at or above the purchase price paid by such stockholders, or at all.

Our common stock is quoted on NASD’s Over-the-Counter Bulletin Board (or the OTC Bulletin Board). Securities quoted for trading on the OTC Bulletin Board are generally highly illiquid. There is a greater chance of market volatility for securities that trade on the OTC Bulletin Board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors including:

•	the absence of consistent administrative supervision of “bid” and “ask” quotations;

•	lower trading volume; and

•	market conditions.

There is only sporadic trading in our common stock and our security holders may experience wide fluctuations in the market price of our securities. Such price and volume fluctuations have particularly affected the trading prices of equity securities of many biotechnology companies. These price and volume fluctuations often have been unrelated to the operating performance of the affected companies. These fluctuations may have an extremely negative effect on the market price of our securities and may prevent a stockholder from obtaining a market price equal to the purchase price such stockholder paid when the stockholder attempts to sell our securities in the open market. In these situations, the stockholder may be required either to sell our securities at a market price which is lower than the purchase price the stockholder paid, or to hold our securities for a longer period of time than planned. An inactive market may also impair our ability to raise capital by selling shares of capital stock or to recruit and retain managers with equity-based incentive plans.

Our common stock is deemed to be “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

The exercise of our outstanding convertible securities or issuance of additional shares could have dilutive impact on our stockholders, and a significant negative impact on the market price of our common stock.

In addition to the 25,247,006 shares of our common stock outstanding as of March 31, 2009, we have reserved for issuance 21,679,566 shares upon the conversion or exercise of currently outstanding convertible debentures and warrants. The sale or availability for sale of this number of shares of common stock in the public market could depress the market price of the common stock. Additionally, the sale or availability for sale of this number of shares may lessen the likelihood that additional equity financing will be available to us, on favorable or unfavorable terms.

Furthermore, the sale or availability for sale of this number of shares could limit the annual amount of net operating loss carryforwards that could be utilized.

We will not pay cash dividends and investors may have to sell their shares in order to realize their investment.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to use our cash for reinvestment in the development and marketing of our products and services. As a result, investors may have to sell their shares of common stock to realize their investment.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results. In addition, current and potential shareholders could lose confidence in our financial reporting, which could have a material adverse effect on the price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our results of operation could be harmed.

Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. We continuously monitor our existing internal controls over financial reporting systems to confirm that they are compliant with Section 404, and we may identify deficiencies that we may not be able to remediate in time to meet the deadlines imposed by the Sarbanes-Oxley Act. This process may divert internal resources and will take a significant amount of time and effort to complete.

If, at any time, it is determined that we are not in compliance with Section 404, we may be required to implement new internal control procedures and reevaluate our financial reporting. We may experience higher than anticipated operating expenses as well as increased independent auditor fees during the implementation of these changes and thereafter. Further, we may need to hire additional qualified personnel. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, which could result in our being unable to obtain an unqualified report on internal controls from our independent auditors. Failure to maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the price of our common stock.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses, divert management’s attention from operating our business which could have a material adverse effect on our business.

There have been other changing laws, regulations and standards relating to corporate governance and public disclosure in addition to the Sarbanes-Oxley Act, as well as new regulations promulgated by the Commission and rules promulgated by the national securities exchanges. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Our board members and Chief Executive Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could have a material adverse effect on our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, we may incur additional expenses to comply with standards set by regulatory authorities or governing bodies which would have a material adverse effect on our business and results of operations.

The following amends and restates in its entirety Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Safe Harbor Statement

Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” and words of similar import, constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company’s financial and business prospects. These forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of such Act and with the intention of obtaining the benefits of the “safe harbor” provisions of such Act. The Company cautions investors that any forward-looking statements it makes are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. Any investment in our common stock involves a high degree of risk.  For a general discussion of some of these risks in greater detail, see our “Risk Factors” in this Annual Report.

Recent Events

On March 19, 2009, the Company acquired in a secured party sale all the patents, related intellectual property, clinical data and other assets related to AVR 118 (soon to be renamed OHR 118) and its topical counterpart AVR 123 (soon to be renamed OHR 123).  OHR 118 is in an ongoing Phase II trial for the treatment of cachexia and OHR 123 is in an ongoing Phase I trial for wound healing. The Company also exercised its option to acquire the new technology and early stage pharmaceutical compounds from Dr. S. Z. Hirschman, who will join the Company as a consultant and Chief Scientific Advisor.

History

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

Products and Markets

After giving effect to the purchase of pharmaceutical compounds described above, BBM currently has become a biotech company.  In addition to developing the pharmaceutical compounds acquired to a point where they can be marketed, management is also engaged on a best-effort, time available basis, in searching out a potential merger and acquisition candidates that would yield additional value to public shareholders in the entity. No warranty or assurance, however, of future results can be made or is implied by these efforts.

The Company will continue to incur ongoing operating losses, which are expected to increase substantially after it funds development of the new pharmaceutical compounds. In addition, losses will be incurred in paying ongoing reporting expenses, including legal and accounting expenses, as necessary to maintain the Company as a public entity, as well as ongoing costs, while searching for additional merger and acquisition candidates.

Liquidity and Sources of Capital

The liquidity of the Company is extremely limited at the present time in terms of its ability to pay for development of the new pharmaceutical compounds and ongoing reporting and minimal operating expenses as previously described. In addition, not all obligations of the Company have been settled and it is possible other financial obligations of the Company may occur.

As of March 31, 2009, BBM had cash of approximately $1,000 and security deposits of $85,000. We had current liabilities of approximately $250,000.  This translates to a working capital deficit of about $164,000, which means that our cash reserves are not adequate for the next 12 months.  We do not have any source of revenues as of September 30, 2008 or March 31, 2009 and expect to rely on additional financing.

BBM has no present avenues of financing and no present agreements to obtain interim financing while continuing its search for a suitable merger or acquisition candidate and arrangements. It will be necessary for BBM to seek private capital through the sale of additional restricted stock or borrowing either from principal shareholders or private parties. It does not appear probable that BBM would be able to obtain financing from any commercial lending source, as it is presently constituted.

As a result of the foregoing, the future liquidity of the Company and funding sources must be considered as tentative and very limited and pose a substantial risk factor to the ongoing viability of BBM. At present, the Company has no known or fixed means of alternative or subsequent financing.  Our independent accountants have qualified their audit report by expressing doubt about the Company’s ability to continue as a “going concern.”  See “Risk Factors” elsewhere in this Annual Report.

The following restates and amends in its entirety Item 9A. CONTROLS AND PROCEDURES:

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

Disclosure Controls and Procedures

The Company’s management, including the chief executive officer and chief financial officer (who are the same person), is responsible for establishing and maintaining adequate disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). The Company recognizes the need to segregate the functions of the chief executive officer and chief financial officer. The Company’s management, including the chief executive officer and chief financial officer (who are the same person), has evaluated our disclosure controls and procedures and despite the unsegregated functions of the chief executive officer and chief financial officer, in view of the limited amount of transactions, has concluded that they are currently effective. The Company plans to install segregated controls if it is able to obtain additional financing needed to sustain its business plan.  See “Risk Factors” elsewhere in this Annual Report.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. The Company realizes the need to segregate the functions of the chief executive officer and chief financial officer.  The Company hopes to remedy this if it is able to obtain additional financing needed to sustain its business plan.  See “Risk Factors” elsewhere in this Annual Report. Despite the unsegregated functions of the chief executive officer and chief financial officer, in view if the limited amount of transactions and based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2008.

This Annual Report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

The following restates and amends in its entirety Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE:

  Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Officers.

Following this table is a brief biographical description for each of the directors and officers with a brief description of their business experience and present relationship to the Company as of January 1, 2009, together with all required relevant disclosures for the past five years.

Following the biographical information for the directors and officers is a remuneration table showing current compensation, and following this table is a security ownership table showing security ownership of the principal officers and directors, as well as those holding 5% or more of the issued and outstanding stock.

NAME	POSITION	CURRENT TERM OF OFFICE
Ira Greenstein	Chairman	Until next meeting of stockholders
Andrew Limpert	Interim CEO and President/Director	Until next meeting of stockholders
Shalom Z. Hirschman	Chief Scientific Advisor	Until next meeting of stockholders
Orin Hirschman	Director	Until next meeting of stockholders

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

Mr. Limpert is not providing his services to the Company on a full-time and is assisting BBM on a limited as-needed basis.

ORIN HIRSCHMAN, age 41, Director.

Orin Hirschman has over 20 years of experience in money management, leveraged buyouts, restructuring and venture capital. Mr. Hirschman ran Adam Smith Investment private investment fund through 2001 and since then has managed AIGH Investment Partners, a private investment fund that is a 17% shareholder of the Company.

Mr. Hirschman’s experience in the securities industry includes tenures with Wesray Capital, the investment firm founded by former U.S. Secretary of the Treasury William E. Simon, and Randall Rose & Company, a money management firm based in New York. Mr. Hirschman has been actively involved in the financing and structuring of over 60 companies, including many high technology companies.

Chief Scientific Advisor

SHALOM Z. HIRSCHMAN, age 72, Chief  Scientific Advisor.

Dr. Shalom Z. Hirschman has had a long career as an academic physician, research scientist, educator, and, most recently, biotechnology entrepreneur and consultant.

Dr. Hirschman served as intern and resident in medicine at The Massachusetts General Hospital of the Harvard Medical School from 1961-1963. He then spent the years of 1963-1969 conducting research in molecular biology at the National Institutes of Health in Bethesda, Md. He joined the faculty of The Mount Sinai School of Medicine in 1968 where he was appointed as Director of the Division of Infectious Diseases and Professor of Medicine. For several years Dr. Hirschman also served as vice-chairman of the Department of Medicine.

Dr. Hirschman retired from Mt. Sinai in 1997 and since has served as consultant to educational institutions, biotechnology companies and biotechnology investment funds. From 1997 to 2003, he was President and Chief Executive Officer of Advanced Viral Research Corp. From 2003 to 2004, he was Chief Scientist of Advanced Viral Research Corp. Dr. Hirschman is the father of Orin Hirschman.

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

The Board of Directors will consider director candidates recommended by stockholders. The Board does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether the candidate was recommended by a stockholder or not. Stockholders who wish to recommend individuals for consideration by the Board to become nominees for election to the Board may do so by delivering a written recommendation to BBM at the following address:  BBM Holdings, Inc., 1245 Brickyard Rd., #590, Salt Lake City, Utah 84106, at least six months prior to any meeting at which directors are to be elected. Submissions must include the full name of the proposed nominee, a description of the proposed nominee's business experience for at least the previous five years, complete biographical information, a description of the proposed nominee's qualifications as a director and a representation that the nominating stockholder is a beneficial or record owner of the Company's stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

Audit Committee

Due to its current reducing staffing levels and its cessation of business, the Company does not have an Audit Committee.  Accordingly, the Board of Directors is acting as the Registrant’s audit committee.  Mr. Limpert is qualified as an audit committee financial expert.  Mr. Greenstein is independent.  Mr. Limpert is not independent.

The following information has been added to Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE:

  Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On March 16, 2009, the Company borrowed $80,000 pursuant to an 8% demand note from AIGH Investment Partners, LLC, a 17% stockholder and an affiliate of Orin Hirschman, a director.

Part IV

  Item 15. EXHIBITS.

         Documents listed below are filed as exhibits to this Amendment to Annual Report on Form 10-K.

(a) Exhibit Index:

         Exhibit No.

(10.6)	Form of Securities Purchase Agreement, dated as of March 18, 2009.

(10.7)	Form of Security Agreement, dated as of March 19, 2009.

(10.8)	Form of Convertible Debenture, dated as of March 19, 2009

(10.9)	Form of Demand Note, dated as of March 16, 2009

(31)	Certification made pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

(32)	Certification made pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:
BBM HOLDINGS, INC.

Dated: April 1, 2009	By:	/s/ Ira Greenstein
Ira Greenstein, Chairman

Dated: April 1, 2009	By:	/s/ Andrew Limpert
Andrew Limpert, Director

Dated: April 1, 2009	By:	/s/ Orin Hirschman
Orin Hirschman, Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 1, 2009	By:	/s/ Ira Greenstein
Ira Greenstein, Chairman

Dated: April 1, 2009	By:	/s/ Andrew Limpert
Andrew Limpert, Chief Executive Officer and Chief Financial Officer