Form 10-Q/A
period 2008-12-31
BBM HOLDINGS, INC.
filed 2009-04-02
CIK 1173281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From               to

Commission File Number 333-88480

BBM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Utah	13-3709558
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1245 Brickyard Rd., #590 Salt Lake City, Utah	84106
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 433-2000
(Former name, former address and former fiscal year, if changed since last report): Not Applicable

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (do not check if smaller reporting company)	☐

Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2009
Common Stock, par value $0.0001	25,247,006 shares

BBM HOLDINGS, INC.
FORM 10 – Q/A

TABLE OF CONTENTS

PAGE
PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	4

PART II - OTHER INFORMATION

Item 6 - Exhibits	7

Signatures	7

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the quarterly report of BBM Holdings, Inc. (the “Company”) on Form 10-Q for the quarterly period ended December 31, 2008 as filed with the Securities and Exchange Commission on January 12, 2009 (the “Original Filing”).  This Amendment amends Item 2. Other than the change referred to above, all other information in the Original Filing remains unchanged.

The following amends and restates in its entirety Item 2. Management’s Discussion of Financial Condition and Results of Operations.

Item 2. Management’s Discussion of Financial Condition and Results of Operations

Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” and words of similar import, constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company’s financial and business prospects. These forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of such Act and with the intention of obtaining the benefits of the “safe harbor” provisions of such Act. The Company cautions investors that any forward-looking statements it makes are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. Any investment in our common stock involves a high degree of risk.  For a general discussion of some of these risks in greater detail, see our “Risk Factors” in the Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on April 1, 2009 to the annual report of BBM Holdings, Inc. (the “Company”) for the fiscal year ended September 30, 2008 (the “Form 10-K/A”).

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

Products and Markets

After giving effect to the purchase of pharmaceutical compounds described above, BBM has become a biotech company.  In addition to developing the pharmaceutical compounds acquired to a point where they can be marketed, management is also engaged on a best-effort, time available basis, in searching out a potential merger and acquisition candidates that would yield additional value to public shareholders in the entity. No warranty or assurance, however, of future results can be made or is implied by these efforts.

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

As a result of the foregoing, the future liquidity of the Company and funding sources must be considered as tentative and very limited and pose a substantial risk factor to the ongoing viability of BBM. At present, the Company has no known or fixed means of alternative or subsequent financing.  Our independent accountants have qualified their audit report by expressing doubt about the Company’s ability to continue as a “going concern.”  See “Risk Factors” in the Form 10-K/A.

PART II – OTHER INFORMATION

Item 6. Exhibits

The following is a complete list of exhibits filed with the Form 10-Q/A.

(a) Exhibit Index:
         Exhibit No.

(31)	Certification made pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

(32)	Certification made pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 1, 2009	By:	/s/ Ira Greenstein, Chairman
Ira Greenstein, Chairman

Dated: April 1, 2009	By:	/s/ Andrew Limpert
Andrew Limpert, Chief Executive Officer and Chief Financial Officer