Form 10-Q
period 2009-03-31
BBM HOLDINGS, INC.
filed 2009-05-20
CIK 1173281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes ☒        No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                           Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  25,247,006 shares of Common Stock outstanding as of May 19, 2009.

BBM HOLDINGS, INC.

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

BBM HOLDINGS, INC.
(a Development Stage Company)
Condensed Balance Sheets
(In Thousands)

	March 31,		September 30,
	2009		2008
	(unaudited)
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$ $	8	$ $	96
Prepaid expenses and deposits		10		-
Total Current Assets		18		96

OTHER ASSETS
Patent costs		608		-
Security deposits		85		85
Total Other Assets		693		85
TOTAL ASSETS	$ $	711	$ $	181

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ $	53	$ $	56
Convertible Debenture-short term		205		-
Notes payable		39		-
Related party advances		86		-
Accrued expenses		97		92
Total Current Liabilities		480		148
LONG-TERM LIABILITIES
Convertible Debenture-long term		295		-
TOTAL LIABILITIES		$775		$148

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, series A; 10,000,000 shares authorized,
at no par value, no shares and 1,454,090
shares issued and outstanding, respectively		-		-
Common stock; 50,000,000 shares authorized,
at no par value, 25,247,006
shares issued and outstanding, respectively		22,049		21,637
Accumulated deficit		(20,975)		(20,975)
Deficit accumulated during the development stage		(1,138)		(629)

Total Stockholders' Equity (Deficit)		(64)		33
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$ $	711	$ $	181

The accompanying notes are an integral part of these condensed financial statements.

BBM HOLDINGS, INC.
(a Development Stage Company)
Condensed Statements of Operations
(In Thousands)
(unaudited)

					From Inception of
					the Development
					Stage on
					October 1,
	For the Three Months Ended		For the Six Months Ended		2007 Through
	March 31,		March 31,		March 31,
	2009	2008	2009	2008	2009
REVENUES	$-	$-	$-	$-	$-
GROSS PROFIT	-	-	-	-	-
OPERATING EXPENSES
General and administrative	442	96	507	339	1,147
Total Operating Expenses	442	96	507	339	1,147
OPERATING LOSS	(442)	(96)	(507)	(339)	(1,147)
OTHER INCOME AND EXPENSE
Other income and expense	(2)	4	(2)	5	9
LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(444)	(92)	(509)	(334)	(1,138)
PROVISION FOR INCOME TAXES	-	-	-	-	-
LOSS FROM CONTINUING OPERATIONS	(444)	(92)	(509)	(334)	(1,138)
DISCONTINUED OPERATIONS
Income (loss) from discontinued
operations (including gain on
disposal of $606)	-	-	-	629	654
Income tax benefit	-	-	-	-	-
GAIN (LOSS) ON
DISCONTINUED OPERATIONS	-	-	-	629	654
NET INCOME (LOSS)	$(444)	$(92)	$(509)	$295	$(484)
BASIC INCOME (LOSS) PER SHARE
Continuing operations	$(0.02)	$(0.00)	$(0.02)	$(0.01)
Discontinued operations	0.00	0.00	0.00	0.02
	$(0.02)	$(0.00)	$0.02	$0.01
DILUTED INCOME (LOSS) PER SHARE
Continuing operations	$(0.02)	$(0.00)	$(0.02)	$(0.01)
Discontinued operations	0.00	0.00	0.00	0.02
	$(0.02)	$(0.00)	$(0.02)	$0.01
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
BASIC	25,247	25,247	25,247	25,247
DILUTED	25,247	25,247	25,247	30,858

The accompanying notes are an integral part of these condensed financial statements.

BBM HOLDINGS, INC.
(a Development Stage Company)
Condensed Statements of Cash Flows
(In Thousands)
(unaudited)

				From Inception
				of the Development
				Stage on October
	For the Six Months Ended			1, 2007 Through
	March 31,			March 31,
	2009	2008		2009
OPERATING ACTIVITIES
Net income (loss)	$(509)		$387	$(484)
Adjustments to reconcile net loss to net cash
used by operating activities:
Discontinued operations	-		(473)	(684)
Fair value of warrant issued for services	412		-	683
Changes in operating assets and liabilities
Change in prepaid expenses and deposits	(10)		-	8
Change in accounts payable	(3)		(57)	(95)
Change in accrued expenses	5		(41)	(36)

Net Cash Used in Operating Activities	(105)		(184)	(624)

INVESTING ACTIVITIES
Payment of patent costs	(108)		-	(108)
Discontinued operations	-		460	418
Net Cash Provided by (used in) Investing Activities	(108)		460	310

FINANCING ACTIVITIES

Proceeds from related party payables	125		-	125
Net Cash Provided by Financing Activities	125		-	125

NET DECREASE IN CASH	(88)		76	(189)

CASH AT BEGINNING OF PERIOD	96		197	197

CASH AT END OF PERIOD	$8		$273	$8

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-		$-	$-
Income Taxes	$-		$-	$-

NON-CASH FINANCING ACTIVITIES:
Transfer of investment for dividends payable	$-		$-	$186
Purchase of patents for debenture	$500	$		$500

The accompanying notes are an integral part of these condensed financial statements.

BBM Holdings, Inc.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1.  Purchase of Assets and Termination of Shell Company Status

The Company is a biotechnology development and rollup company.

On March 20, 2009, the Company acquired in a secured party sale all the patents, related intellectual property, clinical data and other assets related to AVR 118 (soon to be renamed OHR 118) and its topical counterpart AVR 123 (soon to be renamed OHR 123).  OHR 118 is in an ongoing Phase II trial for the treatment of cachexia and OHR 123 is in an ongoing Phase I trial for wound healing. The Company also exercised its option to acquire the new technology and early stage pharmaceutical compounds from Dr. S. Z. Hirschman, who will join the Company as a consultant and Chief Scientific Advisor.

The Company acquired the assets in the secured party sale with $100,000 in cash and by issuing a  $500,000 principal amount of 11% convertible secured non-recourse debenture due June 20, 2011, and convertible at $0.40 per share (the “Convertible Debenture”). The Convertible Debenture is secured by the acquired assets. The cash portion of the purchase price was financed by short term loans from an affiliate of Orin Hirschman, a director of the Company, and another current shareholder.

At present, the Company is a biotechnology rollup company. The assets acquired in the secured party sale are part of the Company’s previously announced strategy to create a rollup of undervalued biotechnology companies and assets. Small biotechnology companies can benefit significantly from being part of a large diversified biotech company with many promising drugs in various stages of clinical development. Additionally, Dr. Hirschman and his extensive network of scientific and industry contacts bring the benefit of expertise of both clinical medicine and molecular biology, trial design and obtaining FDA approval. There can be no assurances of any future acquisitions.

The Company also continues to seek to acquire YM Biosciences Inc. (“YMI”) (see “Material Subsequent Events” in the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed January 13, 2009).

Note 2.  Going Concern Uncertainty

Going Concern Uncertainty – The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern.  At March 31, 2009, the Company had cash and cash equivalents of $8,000, an accumulated deficit of approximately $22,113,000 and negative working capital of approximately $462,000.   For the three months ended March 31, 2009, the Company had no revenues and utilized cash in operating activities of approximately $105,000.  The Company’s plan includes settling its remaining outstanding liabilities.  Thereafter, the Company will have limited capital to pay for ongoing public reporting and minimal operating expense.  In addition, not all obligations of the Company have been settled and it is possible that the Company may incur other financial obligations.

The Company has no present avenues of financing and no present plans to obtain interim financing while continuing its search for a suitable merger or acquisition candidate.  Should there come a point in time when the Company has exhausted its reserve funds and must seek additional funding to maintain itself as a public reporting company engaged in searching for merger and acquisition opportunities, it may be necessary to seek private capital either from principal shareholders or private parties.  It is highly unlikely that the Company would be able to obtain financing from any commercial lending source, as it is presently constituted.  As a result of the foregoing, the future liquidity of the Company and funding sources must be considered as tentative and very limited and pose a substantial risk factor to the ongoing viability of the Company.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3. Basis of Presentation

The accompanying interim condensed financial statements and notes have been prepared, in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), but have not been audited.  Therefore such financial statements and notes do not include all information and notes normally provided in the annual financial statements.  These interim condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended September 30, 2008, which are presented in the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed January 13, 2009.  These statements reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the six months ended March 31, 2009 and 2008.  The results of operations for the six months ended March 31, 2009 and 2008 are not necessarily indicative of the results for the full year.

Certain amounts in the prior year financial statements have been reclassified to conform to the presentation in the current financial statements. The Company has been reclassified as a development stage enterprise as of October 1, 2007.

Note 4.  Net Income (Loss) Per Common Share

The Company complies with Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings per Share.” Under SFAS No. 128, basic income (loss) per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted income per common share incorporates the dilutive effect of common stock equivalents during the period using the treasury stock method. The calculation of diluted loss per common share excludes potential common stock equivalents since the effect is anti-dilutive.  As of March 31, 2009, the Company had the following common stock equivalents outstanding:

Warrants	21,679,566

Total	21,679,566
Note 5.  Recently Issued Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our financial position and results of operations if adopted.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time

Note 6.  Related Party Transactions

On March 16, 2009, AIGH Investment Partners LLC, a major stockholder of the Company and an affiliate of Orin Hirschman, a director of the Company, provided an aggregate of $86,355 to the Company in the form of a demand loan.

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

Note 7.   Accrued Expenses

Accrued expenses consist of the following at March 31, 2009:

Rent	$67,826
Other	29,416
$97,242
Note 8.  Commitments and Contingencies

BBM received notice of a possible claim concerning an outstanding liability in connection with a software lease entered into as the Company was ceasing operations.  Management has been trying to settle this lease.  The Company has accrued for the full outstanding amount under the lease during the last fiscal year and is carrying the full costs as an outstanding payable for $67,826 (see note 7).

Note 9.  Convertible Debt

During the six months ended March 31, 2009, the Company issued an 11% convertible note in the amount of $500,000, due June 20, 2011. Under the note, the Company must prepay $180,000 on December 15, 2009, and must make quarterly payments of $25,000 commencing on March 30, 2010, each of which shall be applied first towards the satisfaction of accrued interest and then towards the satisfaction of principal.

All principal and accrued interest on the notes is convertible into shares of the Company’s common stock at the election of the purchasers at any time at the conversion price of $0.40 per share.  Using the intrinsic value method, the Company determined a $500,000 beneficial conversion feature existed at the issuance of the note. The Company recorded the $500,000 beneficial conversion feature as contributed capital and as a discount on the convertible debt. The Company is amortizing the discount over the 27 month term of the debenture. The Company recorded $7,212 in amortization expense during the period ended March 31, 2009.

Note 10.  Warrants

The Company has determined the estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses using the Black-Scholes pricing model and the following assumptions: expected term of 5 years, a risk free interest rate of 1.66% in 2009, a dividend yield of 0% in both years and volatility of 58.15% in 2009. The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $412,142 during the six months ended March 31, 2009.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” and words of similar import, constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company’s financial and business prospects. These forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of such Act and with the intention of obtaining the benefits of the “safe harbor” provisions of such Act. The Company cautions investors that any forward-looking statements it makes are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. Any investment in our common stock involves a high degree of risk.  For a general discussion of some of these risks in greater detail, see our “Risk Factors” in the Amendment No. 1 on Form 10-K/A filed on March 30, 2009 (the “Form 10-K/A”) to the annual report of BBM Holdings, Inc. (the “Company”) for the fiscal year ended September 30, 2008 as filed with the Securities and Exchange Commission.

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

The Company acquired the assets in the secured party sale with $100,000 in cash and by issuing a $500,000 principal amount 11% convertible secured non-recourse debenture due June 20, 2011, and convertible at $0.40 per share (the “Convertible Debenture”). The Convertible Debenture is secured by the acquired assets. The cash portion of the purchase price was financed by short-term loans from an affiliate of Orin Hirschman, a director of the Company, and another current shareholder.

History

On March 30, 2007 (the "Effective Date"), Prime Acquisition, Inc., a wholly-owned subsidiary of the Registrant, merged with and into Broadband Maritime Inc., (“Broadband”) and the stockholders of Broadband received Common Stock of the Registrant (the “Merger”). As a result of the Merger, the Company acquired a telecommunications engineering and service company offering turn key, always-on Internet access to commercial shipping fleets. For purposes of accounting, Broadband is treated as the accounting acquirer and as such these financial statements contain present the operations of Broadband for all periods presented.

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

The Merger (reverse acquisition) described above has been accounted for as a purchase business combination in which Broadband was the acquirer for accounting purposes and BBM was the legal acquirer. No goodwill has been recognized since BBM was then a “shell company.”  Accordingly, the accompanying statements of operations include the results of operations and cash flows of Broadband from October 1, 2006 through September 30, 2007 and the results of operations and cash flows of the Registrant from March 30, 2007, the effective date of the Merger, through September 30, 2008.

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

Products and Markets

After giving effect to the purchase of pharmaceutical compounds described in “Recent Events” above, BBM currently has become a biotech development and roll-up company.  In addition to developing the pharmaceutical compounds acquired to a point where they can be marketed, management is also engaged, on a best-effort, time available basis, in searching out a potential merger and acquisition candidate that would yield additional value to public shareholders in the entity. No warranty or assurance, however, of future results can be made or is implied by these efforts.

The Company will continue to incur ongoing operating losses, which are expected to increase substantially after it funds development of the new pharmaceutical compounds. In addition, losses will be incurred in paying ongoing reporting expenses, including legal and accounting expenses, as necessary to maintain the Company as a public entity, as well as costs while searching for additional merger and acquisition candidates.

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

 As of March 31, 2009, BBM had cash of approximately $8,000, prepaid expenses and deposits of $10,000 and security deposits of $85,000. We had current liabilities of approximately $283,000.  This translates to a working capital deficit of about $265,000, which means that our cash reserves are not adequate for the next 12 months.  We do not have any source of revenues as of September 30, 2008 or March 31, 2009 and expect to rely on additional financing.

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

Results of Operations

Three months ended March 31, 2009 (“2009”) compared to the three months ended March 31, 2008 (“2008”).

Results of operations for the three months ended March 31, 2009 reflect the following changes from the prior period.

	2009	2008	Increase (Decrease)

Net Revenues	-	-	-
Cost of Revenues	-	-	-
Selling, General & Administrative Expense	442,000	96,000	346,000
Other Income (Expense)	(2,000)	4,000	(6,000)
Income (Loss) from Operations	(444,000)	(92,000)	352,000
Discontinued Operations	-	-	-
Net Income (Loss)	(444,000)	(92,000)	352,000
The Company had no net revenues from continuing operations in the three months ended March 31, 2009. The Company’s products acquired in March 2009 are in the development stage.

The Company also had no cost of revenue from continuing operations in the three months ended March 31, 2009.

Selling, general and administrative expenses from continuing operations increased from $96,000 in 2008 to $442,000 in 2009 as the Company had re-entered the development stage effective October 1, 2007. Included in expenses from continuing operations during the three months ended March 31, 2009 were professional fees of almost $12,000, the value of warrants granted for services of $412,000 and insurance expenses of approximately $13,000.

For the three months ended March 31, 2009, BBM recognized net loss of $442,000 from continuing operations compared to a loss of $92,000 for the same period in 2008.

Six months ended March 31, 2009 (“2009”) compared to the six months ended March 31, 2008 (“2008”).

Results of operations for the six months ended March 31, 2009 reflect the following changes from the prior period.

	2009	2008	Increase (Decrease)

Net Revenues	-	-	-
Cost of Revenues	-	-	-
Selling, General & Administrative Expense	507,000	339,000	168,000
Other Income (Expense)	(2,000)	5,000	(7,000)
Income (Loss) from Operations	(509,000)	(334,000)	175,000
Discontinued Operations	-	-	-
Net Income (Loss)	(509,000)	(334,000)	175,000
The Company had no net revenues from continuing operations in the six months ended March 31, 2009.  The Company’s products acquired in March 2009 are in the development stage.

The Company also had no cost of revenue from continuing operations in the six months ended March 31, 2009.

Selling, general and administrative expenses from continuing operations increased from $339,000 in the six months ended March 31, 2008 to $507,000 in the six months ended March 31, 2009 as the Company had re-entered the development stage effective October 1, 2007. Included in expenses from continuing operations during the six months ended March 31, 2009 were professional fees of almost $68,000, the value of warrants granted for services of $412,000 and insurance expense of approximately $20,000.

For the six months ended March 31, 2009, BBM recognized net loss of $509,000 from continuing operations compared to a loss of $334,000 for the same period in 2008. Excluding the non cash expense for the value of warrants granted for services the net loss would have been $105,000 for 2009.

Item 3. Quantitative and Qualitative Risk

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

Disclosure Controls and Procedures

The Company’s management, including the chief executive officer and chief financial officer (who are the same person), is responsible for establishing and maintaining adequate disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). The Company recognizes the need to segregate the functions of the chief executive officer and chief financial officer. The Company’s management, including the chief executive officer and chief financial officer (who are the same person), has evaluated our disclosure controls and procedures and despite the unsegregated functions of the chief executive officer and chief financial officer, in view of the limited amount of transactions, has concluded that they are currently effective. The Company plans to install segregated controls if it is able to obtain additional financing needed to sustain its business plan.  See “Risk Factors” in the Form 10-K/A.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting in connection with the evaluation required under paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

Our management is not aware of any significant litigation, pending or threatened, that would have a significant adverse effect on our financial position or results of operations.

Item 2. Sales of Unregistered Securities and Use of Proceeds.

On March 19, 2009, the Company sold an 11% convertible senior secured non-recourse debenture, due June 20, 2011, of the Company with a face value of $500,000 in reliance on the exemption from registration in Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933.

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

Dated:  May 20, 2009