Form 10-Q
period 2009-06-30
BBM HOLDINGS, INC.
filed 2009-08-17
CIK 1173281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number:  333-88480

OHR PHARMACEUTICAL, INC.
(Exact name of registrant as specified in its charter)

Utah	13-3709558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1245 Brickyard Road, Suite 590
Salt Lake City, Utah 84106
(Address of principal executive offices)

(801) 433-2000
(Registrant’s telephone number, including area code)

BBM Holdings, Inc.
(Former name, former address, and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒        No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer                                                    ☐                                                                                                                                                                       Accelerated filer☐

Non-accelerated filer                                                      ☐ (Do not check if smaller reporting company)                                                                                     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  25,247,006 shares of Common Stock outstanding as of August 13, 2009.

OHR PHARMACEUTICAL, INC.
TABLE OF CONTENTS

                                                                                                                                                                                                                                                                                                                    Page
PART I                      FINANCIAL INFORMATION                                                                                                                                                                                                                                3

Item 1.        Financial Statements.                                                                                                                                                                                                                                               3

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations                                                                                                                     12

Item 3.        Quantitative and Qualitative Risk                                                                                                                                                                                                          15

Item 4.        Controls and Procedures                                                                                                                                                                                                                         16

PART II                      OTHER INFORMATION                                                                                                                                                                                                                                        17

Item 1.        Legal Proceedings                                                                                                                                                                                                                                                     17

Item 2.        Sales of Unregistered Securities and Use of Proceeds.                                                                                                                                                                       17

Item 3.        Defaults Upon Senior Securities.                                                                                                                                                                                                            17

Item 4.        Submission of Matters to a Vote of Security Holders.                                                                                                                                                                        17

Item 5.        Other Information                                                                                                                                      17

Item 6.        Exhibits                                                                                                                                                                                                                                                                        17

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

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

TABLE OF CONTENTS                                                                                                                                       PAGE

Balance Sheets as of June 30, 2009 (unaudited) and September 30, 2008                                                        4

Statements of Operations for the three month and nine month periods ended
June 30, 2009 and 2008 (unaudited)                                                                                                                        5

Statement of Stockholders’ Equity through June 30, 2009                                                                                  6

Statements of Cash Flows for the nine month periods ended
June 30, 2009 and 2008 (unaudited)                                                                                                                         7

Notes to Unaudited Financial Statements                                                                                                              8

OHR PHARMACEUTICAL, INC
(F.K.A. BBM HOLDINGS, INC.)
( A Development Stage Company)
Balance Sheets
(In Thousands)

ASSETS

	June 30,	September 30,
	2009	2008
CURRENT ASSETS	(Unaudited)

Cash and cash equivalents	$655		$96
Prepaid expenses and deposits	-		-

Total Current Assets	655		96

OTHER ASSETS

Patent costs	608		-
Security deposits	85		85

Total Other Assets	693		85

TOTAL ASSETS	$1,348		$181

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$53		$56
Convertible debenture-short term	230		-
Notes payable	-		-
Related party payables	5		-
Accrued expenses	88		92

Total Current Liabilities	376		148

LONG-TERM LIABILITIES
Convertible debenture-long term	232		-

TOTAL LIABILITIES	608		148

STOCKHOLDERS' EQUITY

Preferred stock, Series B; 10,000,000 shares authorized,
at no par value, 5,583,335 and -0- shares
issued and outstanding, respectively	349		-
Common stock; 50,000,000 shares authorized,
at no par value, 25,247,006
shares issued and outstanding, respectively	22,732		21,637
Accumulated deficit	(21,712)		(20,975)
Deficit accumulated during the development stage	(629)		(629)

Total Stockholders' Equity (Deficit)	740		33
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$1,348		$181

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC
(F.K.A. BBM HOLDINGS, INC.)
(A Development Stage Company)
Statements of Operations
(In Thousands)
(Unaudited)
							From Inception of
							the Development
							Stage on
							October 1,
	For the Three Months Ended			For the Nine Months Ended			2007 Through
	June 30,			June 30,			June 30,
	2009	2008		2009	2008		2009

REVENUES	$-		$-	$-		$-	$-

COST OF SALES	-		-	-		-	-

GROSS PROFIT	-		-	-		-	-

OPERATING EXPENSES

Warrant Expense	-		-	-		-	-
General and administrative	217		14	724		354	1,364

Total Operating Expenses	217		14	724	-	354	1,364

OPERATING LOSS	(217)		(14)	(724)		(354)	(1,364)

OTHER INCOME AND EXPENSE

Gain on foreigh currency	1		-	1		-	1
Other income and expense	(13)		1	(14)		6	(3)

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(229)		(13)	(737)		(348)	(1,366)

PROVISION FOR INCOME TAXES	-		-	-		-	-

LOSS FROM CONTINUING OPERATIONS	(229)		(13)	(737)		(348)	(1,366)
DISCONTINUED OPERATIONS
Income (loss) from discontinued
operations (including gain on
disposal of $606)	-		24	-		654	654
Income tax benefit	-		-	-		-	-
GAIN (LOSS) ON
DISCONTINUED OPERATIONS	-		24	-		654	654

NET INCOME (LOSS)	$(229)		$11	$(737)		$306	$(712)

BASIC INCOME (LOSS) PER SHARE
Continuing operations	$(0.01)		$(0.00)	$(0.03)		$(0.01)
Discontinued operations	0.00		0.00	0.00		0.03
	$(0.01)		$0.00	$(0.03)		$0.01
DILUTED INCOME (LOSS) PER SHARE
Continuing operations	$(0.01)		$(0.00)	$(0.03)		$(0.01)
Discontinued operations	0.00		0.00	0.00		0.02
	$(0.01)		$0.00	$(0.03)		$0.01
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING (in thousands):
BASIC	25,247		25,247	25,247		25,247
DILUTED	28,030		38,323	26,144		38,323

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC
(F.K.A. BBM HOLDINGS, INC.)
Statements of Stockholders' Equity (Deficit)
(In Thousands)

						Deficit
						Accumulated	Total
						During the	Stockholders'
	Series B Preferred Stock		Common Stock		Accumulated	Development	Equity
	Shares	Amount	Shares	Amount	Deficit	Stage	(Deficit)

Balance, September 30, 2005	-	$-	1,636,349	$14,642	$(15,325)	$-	$(683)

Preferred stock issued for
cash net of expenses	-	-	-	-	-	-	6,251

Preferred stock issued for debt	-	-	-	-	-	-	457

Stock based compensation	-	-	-	4	-	-	4

Preferred stock dividend	-	-	-	-	-	-	-

Exercise of stock options	-	-	4,834	2	-	-	2

Conversion of preferred stock
to common stock	-	-	22,134,301	6,708	-	-	-

Common stock issued for subsidiary	-	-	1,454,090	-	-	-	-

Common stock issued for cash	-	-	17,432	10	-	-	10

Net loss for the year
ended September 30, 2007	-	-	-	-	(6,304)	-	(6,304)

Balance, September 30, 2007	-	-	25,247,006	21,366	(21,629)	-	(263)

Fair value of warrants granted
to employees	-	-	-	271	-	-	271

Dividend

Net loss for the year
ended September 30, 2008	-	-	-	-	654	(629)	25

Balance, September 30, 2008	-	-	25,247,006	21,637	(20,975)	(629)	33

Fair value of warrants granted
to employees	-	-	-	412	-	-	412

Preferred stock issued for cash
at $0.18 per share	5,583,335	349	-	-	-	-	349

Warrants issued in conjunction
with preferred stock offering	-	-	-	656	-	-	656

Fair value of warrants	-	-	-	27	-	-	27

Net loss for the nine months
ended June 30, 2009 (Unaudited)	-	-	-	-	(737)	-	(737)

Balance, June 30, 2009 (Unaudited)	5,583,335	$349	25,247,006	$22,732	$(21,712)	$(629)	$740

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC
(F.K.A. BBM HOLDINGS, INC.)
(A Development Stage Company)
Statements of Cash Flows
(In Thousands)
(Unaudited)
				From Inception
				of the
				Development
				Stage on
				October 1,
	For the Nine Months Ended			2007 Through
	June 30,			June 30,
OPERATING ACTIVITIES	2009	2008		2009
Net income (loss)	$(737)		$306	$(712)
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Discontinued operations	-		(1,046)	(684)
Fair value of warrant issued for services	437		-	708
Changes in operating assets and liabilities
Change in prepaid expenses and deposits	-		-	2
Change in accounts payable	(3)		102	(95)
Change in accrued expenses	(4)		138	(45)

Net Cash Used in Operating Activities	(307)		(500)	(826)

INVESTING ACTIVITIES

Payment of patent costs	(108)		-	(108)
Discontinued operations	-		460	418

Net Cash Provided by (Used In) Investing Activities	(108)		460	310

FINANCING ACTIVITIES

Sale of preferred stock	1,005		-	1,005
Repayment of debentures payable	(38)		-	(38)
Proceeds from related party payables	125		-	125
Repayment of related party payables	(120)		-	(120)

Net Cash Provided by Financing Activities	972		-	972

NET DECREASE IN CASH	557		(40)	456

CASH AT BEGINNING OF PERIOD	96		197	197

CASH AT END OF PERIOD	$653		$157	$653

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$14		$-	$14
Income Taxes	$-		$-	$-

NON CASH FINANCING ACTIVITIES:
Transfer of investment for dividends payable	$-		$-	$186
Purchase of patents for debenture	$500		$-	$500

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICALS, INC.
(FKA BBM Holdings, Inc.)
(A Development Stage Company)
Notes to the Unaudited Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2008 audited financial statements.  The results of operations for the period ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management’s plans include investing in and developing all types of businesses related to the pharmaceutical industry.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

 Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

 Recent Accounting Pronouncements

In May 2009, the FASB issued FAS 165, “Subsequent Events”.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

OHR PHARMACEUTICALS, INC.
(FKA BBM Holdings, Inc.)
(A Development Stage Company)
Notes to the Unaudited Financial Statements

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

NOTE 4.  COMMITMENTS AND CONTINGENCIES

OHR received notice of a possible claim concerning an outstanding liability in connection with a software lease entered into as the Company was ceasing operations.  Management has been trying to settle this lease.  The Company has accrued for the full outstanding amount under the lease during the last fiscal year and is carrying the full costs as an outstanding payable for $65,904.

OHR PHARMACEUTICALS, INC.
(FKA BBM Holdings, Inc.)
(A Development Stage Company)
Notes to the Unaudited Financial Statements

NOTE 5.  CONVERTIBLE DEBT

During the nine months ended June 30, 2009, the Company issued an 11% convertible note in the amount of $500,000, due June 20, 2011. Under the note, the Company must pay $180,000 on December 15, 2009, and quarterly payments of $25,000 commencing on March 30, 2010, each of which shall be applied first towards the satisfaction of accrued interest and then towards the satisfaction of principal. All principal and accrued interest on the notes is convertible into shares of the Company’s common stock at the election of the purchasers at any time at the conversion price of $0.40 per share.  During the quarter ended June 30, 2009, the Company paid $13,712 in interest and $37,538 in principle on the convertible debt.

NOTE 6 – CAPITAL STOCK

On June 3, 2009, the Company sold $1,005,000 in securities in a private placement, comprised of 5,583,335 shares of Series B Convertible Preferred Stock and 10,116,671 Common Stock purchase warrants exercisable at a price of $0.18 per share.

The securities have the following voting rights and conversion features.

Voting Rights.

The Series B Holders shall be entitled to notice of any shareholders’ meeting and to vote as a single class with the Common Stock upon any matter submitted for approval by the holders of Common Stock.  Series B Holders shall have votes equal to the number of shares of Common Stock into which such Series B Stock is then convertible.

 Preference Upon Liquidation.

Upon any liquidation, dissolution or winding up of the Corporation, each Series B Holder will be entitled to be paid, before any distribution or payment is made upon any Junior Securities of the Corporation, an amount in cash equal to the aggregate Liquidation Value ($0.18) of all shares of Series B Stock held by such holder, plus accrued dividends, if any.

Conversion into Conversion Stock

A.	Conversion.

(i)
At any time any Series B Holder may convert all or any portion of such holder’s shares of Series B Stock into a number of shares of the Conversion Stock computed by multiplying the number of shares to be converted by $0.18 and dividing the result by the Conversion Price then in effect.

(ii)
All of the outstanding shares of Series B stock will be automatically converted into Common Stock in the event a majority of the outstanding shares of Series B Stock determine to convert all shares of Series B Stock.

B.
Conversion Price.  The initial Conversion Price for the Series B Stock will be $0.18.  In order to prevent dilution of the conversion rights granted under this Section, the Conversion Price will be subject to adjustment from time to time pursuant to the agreements of the offering.

OHR PHARMACEUTICALS, INC.
(FKA BBM Holdings, Inc.)
(A Development Stage Company)
Notes to the Unaudited Financial Statements

NOTE 7.  WARRANTS

The Company has determined the estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses using the Black-Scholes pricing model and the following assumptions: expected term of 5 years, a risk free interest rate of 1.66% in 2009, a dividend yield of 0% in both years and volatility of 58.15% and 156% in 2009. The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $439,000 during the nine months ended June 30, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” and words of similar import, constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company’s financial and business prospects. These forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of such Act and with the intention of obtaining the benefits of the “safe harbor” provisions of such Act. The Company cautions investors that any forward-looking statements it makes are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. Any investment in our common stock involves a high degree of risk.  For a general discussion of some of these risks in greater detail, see our “Risk Factors” in the Amendment No. 1 on Form 10-K/A filed on March 30, 2009 (the “Form 10-K/A”) to the annual report of OHR Pharmaceutical, Inc. (FKA BBM Holdings, Inc.) (the “Company”) for the fiscal year ended September 30, 2008 as filed with the Securities and Exchange Commission.

Recent Events

On March 19, 2009, the Company acquired in a secured party sale all the patents, related intellectual property, clinical data and other assets related to AVR 118 (soon to be renamed OHR 118).  OHR 118 is in an ongoing Phase II trial for the treatment of cachexia. The Company also exercised its option to acquire the new technology and early stage pharmaceutical compounds from Dr. S. Z. Hirschman, who will join the Company as a consultant and Chief Scientific Advisor.

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

As of the period ended June 30, 2009 the Company completed a round of financing in which the company sold 5,583,335 preferred series B shares with 10,166,671 warrants attached.  Each unit of preferred stock has the same voting rights of common shareholders and has a conversion feature where series B preferred shares can be converted into common shares at the conversion rate of 1 to 1.  Warrants included in each unit sold have a 5 year term with a strike price of $0.18.  The company received $1,005,000 in cash in exchange for the units sold.

History

On March 30, 2007 (the "Effective Date"), Prime Acquisition, Inc., a wholly-owned subsidiary of the Registrant, merged with and into Broadband Maritime Inc., (“Broadband”) and the stockholders of Broadband received Common Stock of the Registrant (the “Merger”). As a result of the Merger, the Company acquired a telecommunications engineering and service company offering turn key, always-on Internet access to commercial shipping fleets. For purposes of accounting, Broadband was treated as the accounting acquirer and as such these financial statements present the operations of Broadband for all periods presented.

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

The Company has limited core operating expenses as part-time officers and directors are not paid a salary with the anticipation of future compensation. The company also operates from limited physical facilities donated by Mr. Limpert.

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

Products and Markets

After giving effect to the purchase of pharmaceutical compounds described in “Recent Events” above, BBM currently has become a biotech development and roll-up company and changed its name to Ohr Pharmaceutical, Inc effective August 4, 2009.  In addition to developing the pharmaceutical compounds acquired to a point where they can be marketed, management is also engaged, on a best-effort, time available basis, in searching out a potential merger and acquisition candidate that would yield additional value to public shareholders in the entity. No warranty or assurance, however, of future revenue or results can be made or is implied by these efforts.

The Company will continue to incur ongoing operating losses, which are expected to increase substantially after it funds development of the new pharmaceutical compounds. In addition, losses will be incurred in paying ongoing reporting expenses, including legal and accounting expenses, as necessary to maintain the Company as a public entity, as well as costs while searching for additional merger and acquisition candidates.  No projected date for potential revenues can be made and the Company is undercapitalized at present to develop, test and market any pharmaceutical product.

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

As of June 30, 2009, the Company had cash of approximately $655,000, prepaid expenses and security deposits of $85,000. We had current liabilities of approximately $326,000.  This translates to total working capital of about $329,000 which means that our cash reserves are not adequate for the next 12 months.  We do not have any source of revenues as of September 30, 2008 or June 30, 2009 and expect to rely on additional financing.

The Company has no present avenues of financing and no present agreements to obtain interim financing while continuing its search for a suitable merger or acquisition candidate and arrangements. It will be necessary for the Company to seek private capital through the sale of additional restricted stock or borrowing either from principal shareholders or private parties. It does not appear probable that the Company would be able to obtain financing from any commercial lending source, as it is presently constituted.

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

Significant Subsequent Events

The Company reports the following significant event occurring outside of the close of this reporting quarter ending June 30, 2009:

Culminating with the filing of Articles of Merger in Delaware and Utah, the Company completed a short-form merger whereby BBM Holdings, Inc. (“BBM”) merged with its wholly owned Delaware subsidiary to be known as Ohr Pharmaceutical, Inc. (“Ohr”), a Delaware public entity.  The purposes of the merger were as follows:

1.      To change the name and business purposes of the Company to a pharmaceutical company to accommodate the acquisition of the pharmaceutical products, concepts and patents from Dr. Hirschman and related parties as described above.

2.      To change the domicile of the Company to Delaware.

As a result of the merger, the Company is now known as Ohr Pharmaceutical, Inc. and will retain its principal offices in Utah for the time being.  It should be noted the merger was approved by majority shareholder consent and did not involve the issuance of any new shares or change in capitalization, with prior BBM shareholders holding the same shareholder rights and interest in Ohr as they did in BBM.  Ohr is presently applying for a new trading listings and symbol, but cannot warrant when or under what conditions this process may be completed.  In the interim, there remains very limited trading by the Company under its prior trading symbol “BBMO”.

Results of Operations

Three months ended June 30, 2009 (“2009”) compared to the three months ended June 30, 2008 (“2008”).  Results of operations for the three months ended June 30, 2009 reflect the following changes from the prior period.

	2009	2008	Increase (Decrease)
Net Revenues	-	-	-
Cost of Revenues	-	-	-
Selling, General & Administrative Expense	217,000	14,000	201,000
Other Income (Expense)	(12,000)	1,000	(13,000)
Income (Loss) from Operations	(229,000)	(13,000)	(214,000)
Discontinued Operations	-	24,000	(24,000)
Net Income (Loss)	(229,000)	11,000	(238,000)

Nine months ended June 30, 2009 (“2009”) compared to the Nine months ended June 30, 2008 (“2008”). Results of operations for the nine months ended June 30, 2009 reflect the following changes from the prior period.

	2009	2008	Increase (Decrease)
Net Revenues	-	-	-
Cost of Revenues	-	-	-
Selling, General & Administrative Expense	724,000	354,000	368,000
Other Income (Expense)	(13,000)	6,000	(20,000)
Income (Loss) from Operations	(737,000)	(348,000)	(387,000)
Discontinued Operations	-	654,000	(654,000)
Net Income (Loss)	(737,000)	306,000	(1,041,000)

The Company had no net revenues from continuing operations in the three and nine months ended June 30, 2009. The Company’s products acquired in the period ended June 30, 2009 are in the development stage.

The Company also had no cost of revenue from continuing operations in the three and nine months ended June 30, 2009.

Selling, general and administrative expenses from continuing operations increased from $14,000 and $354,000 in the three and nine months ended June, 30 2008 to $217,000 and $724,000 in 2009 as the Company had re-entered the development stage effective October 1, 2007. Included in expenses from continuing operations during the three and nine months ended June 30, 2009 were professional fees of $165,446 and $237,926, the value of warrants granted for services of $27,000 and $437,000 and insurance expenses of approximately $20,140 and $29,526.

For the three and nine months ended June 30, 2009, the Company recognized net loss of $229,000 and $737,000 from continuing operations compared to a loss of $13,000 and $348,000 for the same periods in 2008. Excluding the non cash expense for the value of warrants granted for services and as part of the most recent round of financing, the net loss would have been $202,000 and $298,000 for the three and nine month periods ended June 30, 2009.

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

Disclosure Controls and Procedures

The Company’s management, including the chief executive officer and chief financial officer (who are the same person), is responsible for establishing and maintaining adequate disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). The Company recognizes the need to segregate the functions of the chief executive officer and chief financial officer. The Company’s management, including the chief executive officer and chief financial officer (who are the same person), has evaluated our disclosure controls and procedures as of the period ended June 30, 2009 and, due to the unsegregated functions of the chief executive officer and chief financial officer, has concluded that they are currently ineffective. The Company plans to install segregated controls if it is able to obtain additional financing needed to sustain its business plan.  See “Risk Factors” in the Form 10-K/A.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting in connection with the evaluation required under paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is aware that if it elects to remain a public reporting Company, it will be required to establish a Sarbanes-Oxley (SOX) compliant independent audit committee, appointment a CFO and develop internal financial review and operating standards pursuant to SOX § 404.

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

As of the period ended June 30, 3009 the company completed a round of financing where the company sold 5,583,335 preferred series B shares with 10,166,671 warrants attached.  Each unit of preferred stock has the same voting rights of common shareholders and has a conversion feature where series B preferred shares can be converted into common shares at the conversion rate of 1 to 1.  Warrants included in each unit sold have a 5 year term with a strike price of $0.18.

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

OHR PHARMACEUTICAL, INC.

By:        /s/ Andrew Limpert
Andrew Limpert
President and Chief Executive Officer

Dated:  August 17,  2009