Form 10-K
period 2009-09-30
Ohr Pharmaceutical Inc
filed 2010-01-08
CIK 1173281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-K

———————

(Mark One)

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________.

Commission File No: 333-88480

———————

OHR PHARMACEUTICAL, INC.

(Exact Name of Registrant as Specified in its Charter)

———————

Delaware	13-3709558
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

1245 Brickyard Rd., Suite 590

Salt Lake City, Utah 84106

(Address of Principal Executive Offices)

(801) 433-2000

Registrant’s telephone number, including area code

BBM Holdings, Inc.

(Former name, former address, and former fiscal year if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under to Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's  knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check One): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold at March 31, 2009 was $5,443,003. For purposes of this disclosure, shares of common stock held by persons who hold more that 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. The determination of executive officers or affiliate status is not necessarily a conclusive determination for other purposes.

At January 4, 2009, the registrant had 32,599,801 shares of Common Stock outstanding.

TABLE OF CONTENTS

Part I

Item 1        Description of Business

1

Item 2        Desiption of Property

7

Item 3        Legal Proceedings

7

Item 4        Submission Of Matters to a Vote of Security Holders

7

Part II

Item 5        Market for Registrant’s Common Equity, Related Stockholders Matters and
Issuer Purchase of Equity Securities

8

Item 6        Selected Financial Data

8

Item 7        Managements’ Discussion and Analysis of Financial Condition and
Results of Operations

8

Item 7A     Quantitative and Qualitative Disclosures About Market Risk

11

Item 8        Financial Statements and Supplementary Data

11

Part III

Item 9        Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure

23

Item 9A     Controls and Procedures

23

Item 10      Directors, Executive Officers and Corporate Governance

24

Item 11      Executive Compensation

25

Item 12      Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters

27

Item 13      Certain Relationships, Related Transactions, and Director Independence

28

Item 14      Principal Accountant Fees and Services

28

Part IV

Item 15      Exhibits

29

Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002…………………………Exhibit 31

Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002…………………………Exhibit 32

Part I

ITEM 1

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

General and Historical

Summary

OHR Pharmaceutical, Inc. (formerly BBM Holdings, Inc. or “BBM”) (“OHR”, the “Company” or the “Registrant”) is a Delaware corporation that was organized on August 4, 2009. On that date, the predecessor firm, BBM Holdings, Inc, completed a reincorporation merger with its wholly-owned subsidiary, Ohr Pharmaceutical, Inc., wherein BBM ceased to exist as a separate legal entity. The reincorporation Merger did not result in any material change in our business, outlets, offices, facilities, assets, liabilities, obligations, or net worth, or our directors, officers, or employees.

During 2009, The Company began to implement plans to enter the biotechnology industry. Accordingly, the Company has entered into an agreement with Dr. S. Z. Hirschman, to act as a part-time consultant. During the year the Company acquired certain pre-clinical compounds from Dr. Hirschman and made substantial purchases of other patents and intellectual properties from various third parties.

On April 30, 2006, Prime Resource, Inc. transferred substantially all of its assets, essentially becoming a “shell company” without any active business purpose or active business assets. On March 22, 2007, the Registrant changed its name to “BBM Holdings, Inc.” (BBM) On March 30, 2007 (the "Effective Date"), Prime Acquisition, Inc., a wholly-owned subsidiary of the Registrant, merged with and into Broadband Maritime, Inc. (“Broadband”), a company providing broadband internet service and international telephone service for the maritime industry. On June 5, 2007, the Registrant announced that it ceased operations and reduced employment to a small residual force.

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

On March 30, 2007 (the "Effective Date"), Prime Acquisition, Inc., a wholly-owned subsidiary of the Registrant, merged with and into Broadband (the “Merger”), and the stockholders of Broadband received Common Stock of the Registrant. As a result of the Merger, Broadband is the surviving corporation and the Registrant's only wholly-owned subsidiary and, formerly, its sole operating entity. Broadband was a telecommunications engineering and service company offering turnkey, always-on Internet access to commercial shipping fleets. For purposes of accounting, Broadband is treated as the accounting acquirer and as such these financial statements present the former operations of Broadband for all periods presented.

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

Discontinued Operations and Divestment of Assets

On June 5, 2007, the Company announced that it ceased operations and reduced employment to a small residual force. The Company committed to this action following a meeting of the Board of Directors (the “Board”) on May 31, 2007. The Company received notification of the cancellation of two customer contracts on May 22, 2007 and May 28, 2007, respectively. In addition, the Company’s largest customer announced that it would suspend further installations of systems on its vessels for a four-month period.  The Company also received notification of the cancellation of a third customer contract on June 1, 2007.

Based on the cancellations and suspension of installations, the Board assessed that the Company’s installation schedule was severely jeopardized and the ability to raise additional required funds would be greatly impaired. The Board directed management to cease operations immediately in order to conserve cash and maximize the value of the Company.

On May 31, 2007, Mary Ellen Kramer and Zevi Kramer resigned as directors of the Company effective as of such date. The resignations of Ms. Kramer and Mr. Kramer were not related to any disagreement between them and the Company on any matter relating to the Company’s operations, policies or practices. Ms. Kramer continued to serve as the Principal Executive Officer and Principal Financial Officer of the Company until November 1, 2007, the closing of the sale of Broadband’s remaining assets. The Company negotiated with substantially all of its current vendors to obtain a release of long-term obligations.

Once the assets of Broadband were disposed of, as discussed below, BBM Holdings Inc. became essentially a “shell company” and does not currently have any active business operation or active business assets, other than a consulting agreement with Dr. S. Z. Hirschman and an agreement to acquire certain pre-clinical compounds from Dr. Hirschman subject to the Company’s due diligence inquiry as described in greater detail below in “Material Subsequent Events.’.Management of the Company through the Board of Directors, on a time available basis, will continue to search for, review and complete due diligence on various potential merger or acquisition proposals for which management would deem that the company would be a suitable acquisition candidate. To the date of this report, no such acquisition or merger proposal has been identified, other than an offer to acquire YM Biosciences, Inc. made by the Company on November 13, 2008, as described in greater detail below in “Material Subsequent Events.”

The following numbered paragraphs summarize the key consequences of the divestment to the Company and its shareholders.

1.

The discontinuation of the Company’s operations and the disposal of substantially all of the Company’s operating assets and the negotiated release from its outstanding liabilities substantially reduces the Company’s continuing cash requirements.

2.

The subsequent sale of the Company’s operations provides cash to the Company of $460,000 and releases the Company from liabilities of up to $465,000. This cash will pay the ongoing expenses of the Company as an inactive public company, including such matters as filing, accounting and legal fees necessary to maintain the Company’s trading on the Electronic Bulletin Board and continue it as a reporting company under the Securities and Exchange Act of 1934. As of September 30, 2009, the Company had cash of approximately $346,000.

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

Continuation of Company as a Pharmaceutical Company

On March 19, 2009, the Company acquired in a secured party sale all the patents, related intellectual property, clinical data and other assets related to AVR 118 (renamed OHR 118). OHR 118 is in an ongoing Phase II trial for the treatment of cachexia. The Company also exercised its option to acquire the new technology and early stage pharmaceutical compounds from Dr. S. Z. Hirschman, who will join the Company as a consultant and Chief Scientific Advisor.

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

As of the period ended September 30, 2009 the Company completed a round of financing in which the company sold 5,583,335 preferred series B shares with 10,166,671 warrants attached. Each unit of preferred stock has the same voting rights of common shareholders and has a conversion feature where series B preferred shares can be converted into common shares at the conversion rate of 1 to 1. Warrants included in each unit sold have a 5 year term with a strike price of $0.18. The Company received $1,005,000 in cash in exchange for the units sold.

Until the Company is able to generate significant revenue from its principle operations, it will remain classified as a development stage company. The Company can give no future assurance that it will be successful in such efforts or that its limited operating funds will be adequate to continue the Company as a public company, nor will there be any assurance of any additional funding being available to the Company. Our independent accountants have qualified their audit report by expressing doubt about the Company’s ability to continue as a “going concern.”

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

I.

OHR Pharmaceutical, Inc.

As the parent management entity for its operating subsidiary, OHR did not have any significant independent income and derived its income from its subsidiary operations as defined and described previously and below. OHR did not independently market any service or product, but acted solely and exclusively through its prior sole operating subsidiary as more specifically described under the following paragraphs.

Products

OHR118

OHR118 is currently in a Phase 2 trial at McGill University for the treatment of Cachexia, wasting away associated with AIDS and cancer patients. OHR118 is a novel immunomodulator with a singular chemical structure. OHR118 is composed of two small peptides, Peptide A, that is 31 amino acids long, and Peptide B, that is 21 amino acids long. Peptide B is unique in that the dinucleotide, diadenosine, is covalently attached to serine at position 18 through a phosphodiester bond. OHR118 is quite stable and has a very favorable safety profile both in animal toxicity studies and in human clinical trials.

Squalamine

Squalamine for the treatment of wet-AMD, known as EVIZONTM is a systemic anti-angiogenic therapy with a novel mechanism of action which avoids the cardiovascular and ophthalmic side effects associated with intraocular injections of anti-VEGF antibodies.

Ohr also owns various other compounds in earlier stages of development that it will seek to develop further.

Absence of Traditional Discussion of Financial Affairs and Status:

Because OHR is still classified as a development stage company and is in the early stages of implementing its business plan, management does not believe it would be appropriate to continue with a traditional analysis of forward-looking financial condition and analysis of financial statements as normally contained on Form 10-K report. Such matters are typically forward-looking discussions of specific business plans or projections, capitalization needs and prospects, future competitive factors, number of persons employed, environmental compliance and related subjects and topics, including equity and financing plans. OHR will discuss such matters below only in their historical context, and primarily in the light of the June 2007 divestment and anticipated significant subsequent events.

There is included in this section a discussion captioned as “Material Subsequent Events,” in which management attempts to explain significant subsequent events to the September 30, 2009 date of this report which will bear upon the potential future of the Company.

OHR reports, as material information to this annual report, that on October 16, 2007, OHR agreed to sell substantially all of its assets (primarily intellectual property and technology) relating to broadband services to ships to private investors for $460,000 pursuant to an asset purchase agreement (the “Asset Purchase Agreement”). The transaction was completed on November 1, 2007, after required stockholder approval under Utah corporate law. In conjunction with the completion of the asset sale, BBM’s major customer has agreed to release the Company of its obligation to pay accrued commissions of approximately $45,000 as well as agreeing to withdraw its claim of $420,000.

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

Dr. Hirschman is the father of Orin Hirschman, a beneficial owner through AIGH Investment Partners, LLC of approximately 18.49% of the outstanding Common Stock of the Company.

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

Mr. Limpert, age 40, has been an investment advisor associated with the Salt Lake based firm of Belsen Getty, LLC since 1998. Since April, 2006, Mr. Limpert has primarily been engaged in maintaining the Company and attempting to find reorganization candidates. Mr. Limpert holds a B.S. degree in finance from the University of Utah in Salt Lake City, Utah in 1995 and an M.B.A. from Westminster College of Salt Lake City, Utah in 1998. Mr. Limpert is not providing his services to the Company on a full-time basis and is assisting OHR on a limited as-needed basis.

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

On August 3, 2009 the Company merged with and into Ohr Pharmaceutical, Inc. (“Ohr”). Under the terms of the merger agreement, Ohr became the surviving corporation in the merger. Each outstanding share of BBM common stock was converted into one share of Ohr common stock. Each outstanding share of BBM Series B convertible preferred stock was converted into one share of Ohr Series B convertible preferred stock. Additionally, all outstanding BBM options and warrants were assumed and converted into equivalent Ohr warrants or options and maintained substantially identical terms. Finally, each outstanding share of Ohr stock owned by BBM immediately prior to the effective date of the merger ceased to be outstanding and was cancelled and retired.

Material Subsequent Events

Between October 29, 2009 and December 4, 2009, the Company issued a total of 236,000 warrants for services rendered to the Company.

On December 15, 2009, investors exercised 5,583,320 warrants via a cashless exchange for 4,547,238 shares of the Company’s common stock.

Competitive Factors

The biotechnology industry is characterized by intense competition and confidentiality. We may not be aware of the other biotechnology, pharmaceutical companies or public institutions that are developing pharmaceuticals that compete with our potential products. We also may not be aware of all the other competing products our known competitors are pursuing. In addition, these biotechnology companies and public institutions compete with us in recruiting for research personnel and subjects, which may affect our ability to complete our research studies. Current Treatment of Cachexia is limited to steroids but there are various other companies with drugs in Phase 1 and 2 trials for the treatment of Cachexia. We cannot assure that none of them will get to market before us and that OHR118 will be a better treatment. Lucentis is currently approved by the FDA for the treatment of wet-AMD. There is no assurance that we can get FDA approval and once we get it there is no assurance we will be able to displace Lucentis as a treatment in a significant amount of patients.

Number of Persons Employed

At present, BBM has no full-time employees. Andrew Limpert has agreed to act without compensation on an as needed basis to continue to manage the Company to ensure its continuation as an inactive public entity and to be the principal officer in charge of organizing and coordinating any merger activity. As discussed above in “Material Subsequent Events,” Dr. S. Z. Hirschman has been appointed as a consultant to the Company effective November 12, 2008. He will be providing scientific and strategic direction to the Company as it explores potential pharmaceutical compounds and companies to align itself with or acquire.

Environmental Compliance

The Company is not aware of any environmental claims or liabilities.

Governmental Compliance

Until the Company is able to generate significant revenue from its principle operations, it will remain classified as a development stage company. As such, OHR will continue to be subject to various SEC and state securities rules and regulations. Its OTC Bulletin Board listing will also be subject to various rules and regulations by the OTC Bulletin Board. The foregoing is not meant to be exclusive, and the Company will continue to be subject to various generic governmental regulations, such as tax filing and reporting requirements, OSHA compliance, etc.

ITEM 2

 PROPERTIES

Since OHR ceased operations in June 2007, OHR reduced employment to a small residual force and does not currently lease or own any facilities for office space. With the conclusion of the asset sale on November 1, 2007, OHR’s entire outstanding inventory and fixed assets were sold. Currently, the assets of the Company are limited to the pre-clinical compounds acquired from Dr. Hirschman subject to the Company’s due diligence, which are described in greater detail in the Company’s Current Report on Form 8-K, filed on November 12, 2008.

ITEM 3

 LEGAL PROCEEDINGS

Neither OHR nor its property is a party to any pending legal proceedings.

ITEM 4

 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were brought before the stockholders to vote on during fiscal year ended September 30, 2009.

Part II

ITEM 5

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

OHR’s shares of common stock are quoted on the OTC Bulletin Board (OTCBB). Its trading symbol is OHRP. Following is a table of the quotation ranges (high and low trading prices) for its shares for OHR’s last two years.

	High	Low		High	Low		High	Low
FY 2010			FY 2009			FY 2008
October 1st – December 31st 2009	$1.05	$0.25	October 1st – December 31st 2008	$0.25	$0.80	October 1st – December 31st 2007	$1.25	$0.70
January 1st – January 9th 2010	$0.51	$0.51	January 1st – March 31st 2009	$0.80	$0.80	January 1st – March 31st 2008	$0.70	$0.60
			April 1st – June 30th 2009	$0.20	$0.20	April 1st – June 30th 2008	$0.60	$0.51
			July 1st – September 30th 2009	$0.575	$0.14	July 1st – September 30th 2008	$0.51	$0.25

———————

* BBM’s common shares were not quoted.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Merger

In the Merger (described in Item 7 below), BBM issued an aggregate of 23,773,217 shares of Common Stock to the stockholders of Broadband in consideration for the surrender of their Broadband shares. BBM issued one share of its Common Stock per 0.0596 share of Broadband Preferred Stock issued and outstanding immediately prior to the Merger taking effect, and one share of Common Stock per 59.558 shares of Broadband Common Stock issued and outstanding immediately prior to the Effective Time. In connection with the Merger, BBM also issued, or reserved for the issuance upon surrender of outstanding warrants or options, warrants and options to purchase an aggregate of 14,979,835 shares of Common Stock in consideration for the surrender of warrants and options to purchase Broadband Common Stock. Each warrant and option to purchase Broadband Common Stock granted and unexercised immediately prior to the Effective Time (a "Broadband Option"), vested or unvested, represents the right to receive an option or warrant, as the case may be, to acquire Common Stock at the rate of one share of Common Stock per 59.558 shares Broadband Common Stock upon exercise of the Broadband Option. The substituted warrants will retain the exercise period provided for at the time of their original issuance, which in each case was five years. The per share exercise price of the warrants, which ranged from $0.01 to $0.02, has been adjusted proportionately.

Stock Repurchase

Subsequent to the Merger, OHR has not engaged in any stock repurchase transactions and no stock repurchase plan is currently in place.

ITEM 6

SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7

MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company cautions investors that any forward-looking statements it makes are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. Any investment in our common stock involves a high degree of risk. For a general discussion of some of these risks in greater detail, see our “Risk Factors” on page 13 of this Annual Report.

Liquidity and Capital Resources

As it will be evident from a review of the enclosed audited financial statements, the Company has extremely limited working capital reserves with which to continue development of its pharmaceutical products and continuing operations. The Company is totally reliant, at present, upon its capital reserves for ongoing operations and has no revenues. For the fiscal year ended September 30, 2009, the Company had zero revenues and operating expenses of approximately $932,833. During the same period, the Company recorded interest expense of $25,797, a gain on the settlement of debt of $64,443, and other income of $29,788. The total net loss from continuing operations for the year ended September 30, 2009 was $864,449. For the year ended September 30, 2008 the Company realized no revenue, had operating expenses of $666,642, did not recognize any interest expense or gain/loss on settlement of debts, and had $13,056 in other income. For the fiscal year 2008, the Company’s net income from continuing operations was $653,586. Net working capital reserves increased from the beginning of the 2009 fiscal year to the end by $59,478 from ($51,830) to $7,648 primarily due to capital raised through the sale of convertible debentures. At present, the Company has no bank line of credit or other fixed source of capital reserves. Should it need additional capitalization in the future, it will be primarily reliant upon private or public placement of its equities for which there can be no warranty or assurance that the Company may be successful in such efforts.

Results of Operation

As noted above, the company had no revenues for fiscal year 2009, and does not reasonably anticipate that it will have revenues in fiscal year 2010. The expenses of the Company increased from fiscal year 2008 to 2009 by approximately $266,241, which reflects the acquisition related costs of new pharmaceutical products and rights, as well as ongoing development and testing efforts for its pharmaceutical products. The Company also saw an increase in interest expense of $25,797 over 2008 due to convertible debentures issued by the Company during 2009. The Company anticipates it will have approximately the same expenditures in fiscal year 2010, again without offsetting revenues.

Results of continuing operations for the year ended September 30, 2009 reflect the following changes from the prior period:

	2009	2008	Change
Revenues	$––	$––	$––
Cost of Revenues	$––	$––	$––
Selling, General & Administrative Expenses	$932,883	$666,642	$266,241
Loss from Operations	$(932,883)	$(666,642)	$(266,241)
Other income and (expense)	$68,434	$13,056	$55,378
Income (loss) from discontinued Operations	$––	$678,413	$(678,413)
Net Income (loss)	$(864,449)	$24,827	$(889,276)

Until the Company experiences an increase in operations as it continues to implement its business plan, significant losses are expected to continue as the trend is reflected in the chart above.

Off-Balance Sheet Arrangements

The Company has not engaged in any off-balance sheet arrangements of which it is aware.

Tabular Description of Principal Contracts

The Company is not engaged in any contract for sale or distribution of its product to date; and, therefore, does not have any specific disclosure under this heading.

Risk Factors

OHR has employed this section to discuss what it considers present and actual risk factors to the ongoing viability of OHR.

1.

There is no assurance that the Company can continue as a going concern. OHR will not be able to sustain itself and pay the required accounting, auditing or other reporting costs necessary to continue as a public entity for the indefinite future. Further, there is no assurance or warranty that additional interim funding can be obtained to maintain the Company as a public entity after its reserve funds are exhausted.

2.

Future regulations by various state or federal securities agencies, such as the State of Delaware, Division of Securities or the Securities and Exchange Commission could make it difficult or impossible for the Company to continue as an inactive public company through adoption of various administrative regulations and filing requirements which make it impossible or very difficult for the Company to continue as a non-operating public company.

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

4.

Any completed merger or acquisition may result in new management being appointed to control the Company and a new business activity being selected over which the existing stockholders would essentially have no control or meaningful voice, other than the potential exercise of dissenting stockholder rights under Delaware law under certain circumstances but even then not under all merger or acquisition structures.

5.

The Company will have no ongoing revenues or income to support it during this interim period.

Summary of Significant Events

On March 20, 2009, the Company acquired in a secured party sale all the patents, related intellectual property, clinical data and other assets related to AVR 118 (renamed OHR 118). OHR 118 is in an ongoing Phase II trial for the treatment of cachexia. The Company also exercised its option to acquire the new technology and early stage pharmaceutical compounds from Dr. S. Z. Hirschman, who joined the Company as a consultant and Chief Scientific Advisor.

The Company acquired the assets in the secured party sale with $100,000 in cash and by issuing a $500,000 principal amount 11% convertible secured non-recourse debenture due June 20, 2011, and convertible at $0.40 per share (the “Convertible Debenture”). The Convertible Debenture is secured by the acquired assets. As of September 30, 2009 the balance of the convertible note is $459,900. The cash portion of the purchase price was financed by short-term loans from an affiliate of Orin Hirschman, a director of the Company, and another current shareholder.

On June 3, 2009 the Company completed a round of financing in which the Company sold 5,583,335 preferred series B shares with 10,166,670 warrants attached. Each unit of preferred stock has the same voting rights of common shareholders and has a conversion feature where series B preferred shares can be converted into common shares at the conversion rate of 1 to 1. Warrants included in each unit sold have a 5 year term with a strike price of $0.18. The Company received $1,005,000 in cash in exchange for the units sold.

On August 5, 2009 the Company completed a short-form merger whereby BBM Holdings, Inc. (“BBM”) merged with its wholly-owned Delaware subsidiary to be known as Ohr Pharmaceutical, Inc. (“OHR”), a Delaware public entity. The purposes of the merger were as follows: To change the name and business purposes of the Company to a pharmaceutical company to accommodate the acquisition of the pharmaceutical products, concepts and patents from Dr. Hirschman and other parties as described above and to change the domicile of the Company to Delaware.

As a result of the merger, the Company is now known as Ohr Pharmaceutical, Inc. and will retain its principal offices in Utah for the time being. It should be noted the merger was approved by majority shareholder consent and did not involve the issuance of any new shares. The merger did include an increase in authorized shares of common stock to 180,000,000 shares and preferred stock to 15,000,000 and assigned a par value of $0.0001 for each class of stock. OHR applied for a new trading symbol to reflect the name change and is now trading on a limited basis under the symbol OHRP.

On August 19, 2009 the Company completed the acquisition of Squalamine, Trodusquemine and related compounds from Geneara Liquidating Trust. The Company paid $200,000 in cash for the compounds.

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

On October 16, 2007, BBM agreed to sell substantially all of its assets (primarily intellectual property and technology) relating to broadband services to ships to private investors for $460,000 pursuant to an asset purchase agreement (the “Asset Purchase Agreement”). The Company completed the transaction on November 1, 2007, after required stockholder approval under Utah corporate law. In conjunction with the completion of the asset sale, OHR’s major customer has agreed to release the Company of its obligation to pay accrued commissions of $45,000 as well as agreeing to withdraw its claim of $420,000.

Products and Markets

After giving effect to the purchase of pharmaceutical compounds described in “Recent Events” above, BBM currently has become a biotech development and roll-up company and changed its name to Ohr Pharmaceutical, Inc. effective August 4, 2009. In addition to developing the pharmaceutical compounds acquired to a point where they can be marketed, management is also engaged, on a best-effort, time available basis, in searching out a potential merger and acquisition candidate that would yield additional value to public shareholders in the entity. No warranty or assurance, however, of future revenue or results can be made or is implied by these efforts.

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

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss arising from adverse changes in interest rates and foreign exchange rates. Since cessation of operations, the Company does not have any material exposure to interest rate or exchange rate risk.

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Following are the financial statements prepared by OHR and audited by its independent auditors. These financial statements constitute the formal presentation of financial information by the Company, such that all other financial information contained in this 10-K report should be read and reviewed in light of the following financial statements and notes thereto. Should there exist any conflict between information appearing elsewhere in this Report and the following financial statements, the financial statements should be given primary definition and control. The notes attached to the financial statements constitute an integral part of the financial disclosure and should be read and reviewed in connection with the financial statements.

OHR PHARMACEUTICAL, INC

( A Development Stage Company)

Balance Sheets

	September 30,	September 30,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$345,604	$95,782
Total Current Assets	345,604	95,782

OTHER ASSETS
Patents and other intellectual property	800,000	––
Security deposits	85,025	85,025
Total Other Assets	885,025	85,025

TOTAL ASSETS	$1,230,629	$180,807
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$77,399	$55,579
Convertible debenture-short term	180,000	––
Accrued expenses	80,557	92,033
Total Current Liabilities	337,956	147,612

LONG-TERM LIABILITIES
Convertible debenture-long term	279,988	––

TOTAL LIABILITIES	617,944	147,612

STOCKHOLDERS' EQUITY
Preferred stock, Series B; 6,000,000 shares authorized, at $0.0001 par value, 5,583,336 and -0- shares issued and outstanding, respectively	558	––
Common stock; 180,000,000 shares authorized, at $0.0001 par value, 25,247,006 and 25,247,006 shares issued and outstanding, respectively	2,525	2,525
Additional Paid-in Capital	23,077,972	21,634,591
Accumulated deficit	(21,628,748)	(21,628,748)
Earnings (deficit) accumulated during the development stage	(839,622)	24,827
Total Stockholders' Equity	612,685	33,195

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,230,629	$180,807

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC

(A Development Stage Company)

Statements of Operations

	For the Year Ended September 30,		From Inception of the Development Stage on October 1, 2007 Through September 30,
	2009	2008	2009
REVENUES	$––	$––	$––
COST OF SALES	––	––	––
GROSS PROFIT	––	––	––

OPERATING EXPENSES
General and administrative	932,883	666,642	1,599,525
Total Operating Expenses	932,883	666,642	1,599,525

OPERATING LOSS	(932,883)	(666,642)	(1,599,525)

OTHER INCOME AND EXPENSE
Gain on foreign currency	2,596	––	2,596
Interest expense	(25,797)	––	(25,797)
Gain on settlement of debt	64,443	––	64,443
Other income and expense	27,192	13,056	40,248
Total Other Income and Expense	68,434	13,056	81,490

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(864,449)	(653,586)	(1,518,035)

PROVISION FOR INCOME TAXES	––	––	––

LOSS FROM CONTINUING OPERATIONS	(864,449)	(653,586)	(1,518,035)
DISCONTINUED OPERATIONS
Income (loss) from discontinued operations (including gain on disposal of $606)	––	678,413	678,413
Income tax benefit	––	––	––
GAIN (LOSS) ON DISCONTINUED OPERATIONS	––	678,413	678,413

NET INCOME (LOSS)	$(864,449)	$24,827	$(839,622)

BASIC INCOME (LOSS) PER SHARE
Continuing operations	$(0.03)	$(0.03)
Discontinued operations	0.00	0.03
	$(0.03)	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	25,247,006	25,247,006

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC

(A Development Stage Company)

Statements of Changes in Stockholders' Equity

							Deficit
							Accumulated
					Additional		During the	Total
	Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Equity
Balance October 1, 2007	––	$––	25,247,006	$2,525	$21,363,107	$(21,628,748)	$––	$(263,116)

Fair value of warrants granted to employees	––	––	––	––	271,484	––	––	271,484

Net income for the year ended September 30, 2008	––	––	––	––	––	––	24,827	24,827

Balance, September 30, 2008	––	––	25,247,006	2,525	21,634,591	(21,628,748)	24,827	33,195

Fair value of warrants granted to employees	––	––	––	––	412,142	––	––	411,860
Preferred stock issued for cash	5,583,336	558	––	––	348,763	––	––	349,000

Warrants issued in conjunction with preferred stock offering	––	––	––	––	655,679	––	––	656,000

Fair value of warrants granted to employees	––	––	––	––	26,797	––	––	27,079

Net loss for the year ended September 30, 2009	––	––	––	––	––	––	(864,449)	(864,449)

Balance, September 30, 2009	5,583,336	$558	25,247,006	$2,525	$23,077,972	$(21,628,748)	$(839,622)	$612,685

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC

(A Development Stage Company)

Statements of Cash Flows

	For the Year Ended September 30,		From Inception of the Development Stage on October 1, 2007 Through September 30,
OPERATING ACTIVITIES	2009	2008	2009
Net income (loss)	$(864,449)	$24,827	$(839,622)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Discontinued operations	––	(678,413)	(678,413)
Warrants issued for services	438,939	271,484	710,423
Changes in operating assets and liabilities
Change in prepaid expenses and deposits	––	420	420
Change in accounts payable and accrued expenses	10,344	(137,811)	(127,467)
Net Cash Used in Operating Activities	(415,166)	(519,493)	(934,659)

INVESTING ACTIVITIES
Purchases of patents and other intellectual property	(300,000)	––	(300,000)
Discontinued operations	––	418,000	418,000
Net Cash Provided by (Used In) Investing Activities	(300,000)	418,000	118,000

FINANCING ACTIVITIES
Sale of preferred stock and warrants	1,005,000	––	1,005,000
Repayment of debentures payable	(40,012)	––	(40,012)
Net Cash Provided by Financing Activities	964,988	––	964,988

NET DECREASE IN CASH	249,822	(101,493)	148,329
CASH AT BEGINNING OF PERIOD	95,782	197,275	197,275
CASH AT END OF PERIOD	$345,604	$95,782	$345,604

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$14,000	$––	$14,000
Income Taxes	$––	$––	$––

NON CASH FINANCING ACTIVITIES:
Purchase of intellectual property with convertible debenture	$500,000	$––	$500,000

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2009 and 2008

NOTE 1 – DESCRIPTION OF BUSINESS

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

In connection with the Merger, the Articles of Incorporation of the Registrant were amended on March 22, 2007; to (1) change its name to "BBM Holdings, Inc." (the “Company”) and (2) increase the total authorized capital stock of the Registrant to 60,000,000 shares of which 50,000,000 shares were designated common stock, no par value, and 10,000,000 shares were designated preferred stock, no par value, and 1,454,090 shares of the Preferred Stock were designated Series A Preferred Stock (the "Series A Stock"). Prior to the Merger, the Registrant declared a dividend of one share of Series A Stock per share of Common Stock outstanding. Each share of Series A Stock represents the right to exchange such share for a pro rata share (among the issued and outstanding Series A Stock) of whatever right, title and interest is held by the Registrant in the Units consisting of 58,166 Lightspace Units, each unit consisting of 8 shares and 12 warrants to purchase common stock of Lightspace Corporation, a Delaware corporation (the "Lightspace Securities"). (See Note 4)

In accordance with the Merger Agreement, BBM issued an aggregate of 23,773,217 shares of its Common Stock to the shareholders of Broadband in consideration for the surrender of their Broadband shares. BBM issued one share of its Common Stock per 0.0596 share of Broadband Preferred Stock issued and outstanding immediately prior to the Effective Date, and one share of Common Stock per 59.558 of shares of Broadband Common Stock issued and outstanding immediately prior to the Effective Date. In connection with the Merger, BBM also issued, or reserved for the issuance upon surrender of outstanding warrants or options, warrants and options to purchase an aggregate of 14,979,835 shares of Common Stock in consideration for the surrender of warrants and options to purchase Broadband Common Stock. Each warrant and option to purchase Broadband Common Stock granted and unexercised immediately prior to the Effective Date (a "Broadband Option"), vested or unvested, represents the right to receive an option or warrant, as the case may be, to acquire Common Stock at the rate of one share of Common Stock per 59.558 shares of Broadband Common Stock upon exercise of the Broadband Option. The substituted warrants will retain the exercise period provided for at the time of their original issuance, which in each case was five years. The per share exercise price of the warrants, which ranged from $0.01 to $0.02, has been adjusted proportionately.

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

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2009 and 2008

NOTE 1 – DESCRIPTION OF BUSINESS (CONTINUED)

On August 3, 2009 the Company merged with and into Ohr Pharmaceutical, Inc. (“Ohr”). Under the terms of the merger agreement, Ohr became the surviving corporation in the merger. Each outstanding share of BBM common stock was converted into one share of Ohr common stock. Each outstanding share of BBM Series B convertible preferred stock was converted into one share of Ohr Series B convertible preferred stock. Additionally, all outstanding BBM options and warrants were assumed and converted into equivalent Ohr warrants or options and maintained substantially identical terms. Finally, each outstanding share of Ohr stock owned by BBM immediately prior to the effective date of the merger ceased to be outstanding and was cancelled and retired.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no revenues and has generated an accumulated deficit of approximately $22,468,370 as of September 30, 2009.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates that may change in the near future are impairment of long-lived assets, value of warrants granted as compensation and income taxes.

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000.  At September 30, 2009 the Company's bank deposits exceeded the insured amounts by approximately $95,600.

Capital Stock

As disclosed in the Company’s 8-K filed on August 11, 2009, the Company completed a reincorporation in the State of Delaware, by merging with and into its wholly-owned subsidiary, Ohr Pharmaceutical, Inc., a Delaware corporation. The Reincorporation Merger was completed pursuant to the terms of a Merger Agreement and Plan of Reorganization dated as of August 3, 2009 between BBM and the Company.

The new Certificate of Incorporation increased the authorized capital stock of the Company to 180,000,000 shares and assigned a par value of $0.0001 and authorized 150,000,000 shares of serial preferred stock, $0.0001 par value per share, of which 6,000,000 shares have been designated as Series B Convertible Preferred Stock, having substantially the same terms as the Series B Convertible Preferred Stock of BBM.

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2009 and 2008

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

The Company complies with the requirements of ASC 320 in which advertising costs are charged to operations as incurred. Advertising for the years ended September 30, 2009 and 2008 were $-0- and $-0-, respectively.

Research and Development Costs

The Company complied with the provisions of ASC 730. Expenditures for research, development and engineering of products and manufacturing processes were charged to operations as incurred.

Loss Per Common Share

The Company complies with ASC 260. Under ASC 260, basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period. The calculation of diluted loss per common share excludes potential common shares if the effect is anti-dilutive. As of September 30, 2009, the Company had the following common share equivalents outstanding:

Warrants	30,255,664
Options	––
Total	30,255,664

Stock-Based Compensation

The Company adopted the requirements of ASC 718 which requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements with the cost measured based on the estimated fair value of the equity or liability instruments issued.

Fair Value of Financial Instruments

The Company complies with the requirements of ASC 825, which includes cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, for which the carrying amounts approximate fair value due to their short maturities.

Concentration of Credit Risk

Cash and cash equivalents are maintained at financial institutions, which from time-to-time exceed the federal depository insurance coverage limit, the composition and maturities of which are regularly monitored by management.

Revenue Recognition

The Company applies the provisions of SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to goods and services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2009 and 2008

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible assets and other long-lived assets

The Company applies ASC 350 which requires goodwill and indefinite−life intangible assets to be reviewed for impairment annually. Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of September 30, 2009, management does not believe any of the Company’s assets were impaired.

Recent Accounting Pronouncements

In May 2009, the FASB issued ASC 855-10 entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. ASC 855-10 provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of ASC 855-10 during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended. In connection with preparing the accompanying unaudited financial statements as of September 30, 2009 and for the quarter and nine month period ended September 30, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC).

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168” pr ASC 105-10). ASC 105-10 establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. ASC 105-10 was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of ASC 105-10 on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 4 – CONVERTIBLE DEBT

During the year ended September 30, 2009, the Company issued an 11% convertible note in the amount of $500,000 to acquire patents and other related intellectual property. Under terms of the note, the Company must pay $180,000 on December 15, 2009, and quarterly payments of $25,000 commencing on March 30, 2010, each of which shall be applied first towards the satisfaction of accrued interest and then towards the satisfaction of principal with the balance of the note maturing on June 20, 2011. All principal and accrued interest on the notes is convertible into shares of the Company’s common stock at the election of the purchasers at any time at the conversion price of $0.40 per share. The convertible note is secured by the acquired assets. During the year ended September 30, 2009, the Company paid $11,238 in interest and $40,012 in principle on the convertible debt.

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2009 and 2008

NOTE 5 – CAPITAL STOCK

On June 3, 2009, the Company sold $1,005,000 of securities in a private placement, consisting of 5,583,336 shares of Series B Convertible Preferred Stock sold for $349,321 and 10,116,670 Common Stock purchase warrants exercisable at a price of $0.18 per share sold for $655,679.

The securities have the following voting rights and conversion features:

Voting Rights

The Series B Holders shall be entitled to notice of any shareholders’ meeting and to vote as a single class with the Common Stock upon any matter submitted for approval by the holders of Common Stock. Series B Holders shall have votes equal to the number of shares of Common Stock into which such Series B Stock is then convertible.

Preference Upon Liquidation

Upon any liquidation, dissolution or winding up of the Corporation, each Series B Holder will be entitled to be paid, before any distribution or payment is made upon any junior securities of the Corporation, an amount in cash equal to the aggregate Liquidation Value ($0.18) of all shares of Series B Stock held by such holder, plus accrued dividends, if any.

Conversion into Common Stock

At any time any Series B Holder may convert all or any portion of such holder’s shares of Series B Stock into a number of shares of the Common Stock computed by multiplying the number of shares to be converted by $0.18 and dividing the result by the Conversion Price then in effect.

All of the outstanding shares of Series B stock will be automatically converted into Common Stock in the event a majority of the outstanding shares of Series B Stock determine to convert all shares of Series B Stock.

Conversion Price

The initial Conversion Price for the Series B Stock will be $0.18. In order to prevent dilution of the conversion rights granted under this Section, the Conversion Price will be subject to adjustment from time to time pursuant to the agreements of the offering.

NOTE 6 – WARRANTS

The Company has determined the estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses using the Black-Scholes pricing model and the following assumptions: expected term of 5 years, a risk free interest rate of 1.66% in 2009, a dividend yield of 0% in both years and volatility of 58.15% in 2008 and 156% in 2009. The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $438,939 and $271,484 during the year ended September 30, 2009 and 2008, respectively.

Below is a table summarizing the warrants issued and outstanding as of September 30, 2009.

				Weighted Average
Date	Number	Exercise	Contractual	per Share	Expiration
Issued	Outstanding	Price	Life (Years)	Outstanding	Date
Prior 2008	13,509,857	Various	5.0	$1.18	Various
4/9/2009	579,141	0.65	5.0	0.65	4/9/2013
3/20/2009	5,000,000	0.50	5.0	0.50	3/31/2014
6/3/20009	11,166,666	0.18	5.0	0.18	6/30/2014
6/30/2009	30,255,664		5.0	$0.70

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2009 and 2008

NOTE 7 - RETIREMENT PLAN AND STOCK OPTION COMPENSATION PLAN

In January 2004, the Company adopted a 401(K) plan (the “Plan”) in which eligible employees may elect to defer a certain percentage of their salary to a qualified retirement plan. Eligibility is based on an age requirement, as defined in the Plan’s document. All employee contributions vest immediately. Employer contributions to the Plan are at the discretion of the Company’s Board of Directors. No employer matching contributions were made for the years ended September 30, 2009 and 2008.

In September 2009, the Company adopted a Stock Incentive Plan with the intent to encourage ownership of Stock by employees, consultants and directors of the Company and its affiliates and to provide additional incentive for them to promote the success of the Company’s business. The Plan is intended to be an incentive stock option plan within the meaning of Section 422 of the Code, but not all Awards are required to be Incentive Options.

Awards may be granted under the Plan at any time in the period commencing on the date of approval of the Plan by the Board and ending immediately prior to the tenth anniversary of the earlier of the adoption of the Plan by the Board or approval of the Plan by the Company’s stockholders. At no time shall the number of shares of Stock issued pursuant to or subject to outstanding awards granted under the Plan exceed 1,000,000 shares of Stock.

NOTE 8: INCOME TAXES

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether it will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded.

The Company has available at September 30, 2009, approximately $20.1 million of unused net operating loss carryforwards that may be applied against future taxable income, which expire in various years from 2022 to 2028. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards and credits may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

The Company believes that such an ownership change has occurred, however the amount of any limitation on the use of the loss carryforwards has not been determined.

A reconciliation of income tax expense to the benefit computed at the expected rate of 35% for the years ended September 30, 2009 and 2008 is approximately as follows:

	2009	2008
Tax (Benefit) at statutory rate	$302,557	$11,000
Stock-based compensation	––	113,000
Warrants	––	––
Change in valuation allowance	(302,557)	(124,000)
	$––	$––

Deferred tax assets consist of the following at September 30, 2009:

2009
Net operating loss carryforward	$7,022,557
Warrants issued for compensation and for services	––
Research and development	––
7,022,557
Valuation allowance	(7,022,557)
$––

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2009 and 2008

Note 8: INCOME TAXES (CONTINUED)

The Company has provided a full valuation allowance against its net deferred tax asset since realization of these benefits cannot be reasonably assured.

The Company will continue to periodically assess the realization of its deferred tax assets based on actual and forecasted operating results.

Uncertain Tax Positions

As a result of the implementation of Accounting Standards Codification or “ASC” Topic 740 on April 1, 2007, the Company recognized no material adjustments to liabilities or stockholders’ equity. Interest associated with unrecognized tax benefits are classified as income tax and penalties are classified in selling, general and administrative expenses in the statements of operations. The adoption of ASC Topic 740 did not have a material impact on the Company’s financial statements.

For the years ended September 30, 2009 and 2008, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 9 – PATENT COSTS

Patent costs represent the capitalized purchase price of assets acquired in a secured party sale as part of the Company’s previously announced strategy to create a rollup of undervalued biotechnology companies and assets. As of September 30, 2009 the Company had purchased $800,000 worth of biotechnology patents and other intellectual property. In these acquisitions, the Company paid approximately $300,000 in cash and issued a $500,000 convertible debenture note for the remainder of the cost.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office facilities under non-cancellable operating leases, which expire on July 31, 2010.

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

September 30, 2009 and 2008Future aggregate minimum lease payments under this operating lease are approximately as follows:

Years Ending September 30,
2009	$222,000
Total	$222,000

Rent expense, net charged to operations for the years ended September 30, 2009 and 2008 was approximately $253,000 and $235,000, respectively.

NOTE 11 – SUBSEQUENT EVENTS

Between October 29, 2009 and December 4, 2009, the Company issued a total of 236,000 warrants for services rendered to the Company.

On December 15, 2009, investors exercised 5,583,320 warrants via a cashless exchange for 4,547,238 shares of the Company’s common stock.

In accordance with ASC 855, management evaluated the subsequent events through December 23, 2009. Subsequent to December 23, 2009, the Company had no additional material subsequent events to disclose.

Part III

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal controls over financial reporting were ineffective as of September 30, 2009 based on material weaknesses identified by management. The most significant material weakness that led management to this conclusion is the lack of internal controls present in the Company’s internal control processes. Management expects to begin to address this and other weaknesses as the Company’s capital position improves and as more employees are hired.

This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Following this table is a brief biographical description for each of the management principals with a brief description of their business experience and present relationship to OHR as of September 30, 2009, together with all required relevant disclosures for the past five years.

Following the biographical information for the directors and officers is a remuneration table showing current compensation, and following this table is a security ownership table showing security ownership of the principal officers and directors, as well as those holding 5% or more of the issued and outstanding stock.

Name	Position	Current Term of Office
Ira Greenstein	Chairman	Ongoing
Andrew Limpert	Interim CEO and President/Director	Ongoing
Orin Hirschman	Director	Ongoing

Andrew Limpert - 40 Interim CEO, Director

Mr. Limpert has served as a Director of Ohr since 2002. Since, November 1, 2007, Mr. Limpert also currently serves as CEO and President of Ohr on an interim basis. Mr. Limpert is currently a part-time officer of Profire Combustion, Inc., a small public company engaged in energy applications. Mr. Limpert also acts as an independent business and financial consultant to various small public and private companies. Mr. Limpert received a Bachelor of Science degree in Finance from the University of Utah and an MBA in Finance from Westminster College.

Ira Greenstein – 47 Chairman of the Board, Director

Mr. Greenstein has served as a Director of Ohr Pharmaceutical since March 30, 2007. Mr. Greenstein has since 2001 been the President of IDT Corporation (NYSE: IDT), a local, long distance and calling card services provider. Prior to joining IDT in 2000, Mr. Greenstein was a partner in the law firm of Morrison & Foerster LLP, where he served as the Chairman of that firm's New York office's Business Department. Concurrently, Mr. Greenstein served as General Counsel and Secretary of Net2Phone, Inc. Prior to joining Morrison & Foerster, Mr. Greenstein was an associate in the New York and Toronto offices of Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Greenstein served on the Securities Advisory Committee and as second counsel to the Ontario Securities Commission. Mr. Greenstein serves on the Board of Document Security Systems, Inc. (AMEX:DMC), is a Director of Zedge, Inc. and is on the Board of Advisors of the Columbia Law School Center on Corporate Governance. Mr. Greenstein received a B.S. from Cornell University and a J.D. from Columbia University Law School.

Orin Hirschman – 41 Director

Mr. Hirschman has served as a Director of Ohr since March 2009. Mr. Hirschman has over 20 years of experience in money management, leveraged buyouts, restructuring and venture capital. Orin is currently a General Partner at three private investment funds including the well known Adam Smith Investment Partnerships as well as AIGH Investment Partners, that Mr. Hirschman founded about four years ago. Mr. Hirschman received an MBA from New York University.

Compliance with Section 16(a) of the Exchange Act

To Ohr’s knowledge, no director, officer or beneficial owner of more than 10% of our Common shares has failed to file on a timely basis any reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal year.

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

There are no material changes to the procedures by which security holders may recommend nominees to OHR’s Board of Directors. To date, the Board of Directors has not received any director nominations from stockholders of the Company.

The Board of Directors will consider director candidates recommended by stockholders. The Board does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether the candidate was recommended by a stockholder or not. Stockholders who wish to recommend individuals for consideration by the Board to become nominees for election to the Board may do so by delivering a written recommendation to OHR at the following address: OHR Pharmaceutical,, Inc., 1245 Brickyard Rd., #590,Salt Lake City, Utah 84106, at least six months prior to any meeting at which directors are to be elected. Submissions must include the full name of the proposed nominee, a description of the proposed nominee's business experience for at least the previous five years, complete biographical information, a description of the proposed nominee's qualifications as a director and a representation that the nominating stockholder is a beneficial or record owner of the Company's stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

Audit Committee

Due to its current reducing staffing levels and its cessation of business, the Company does not have an Audit Committee. Accordingly, the Board of Directors is acting as the Registrant’s audit committee. Mr. Limpert is qualified as an audit committee financial expert. Mr. Greenstein is independent. Mr. Limpert is not independent.

ITEM 11 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE(1)

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Andrew Limpert Director and CEO and President	2009	5,000	0	0	0	0	0	0	5,000
	2008	0	0	0	193,047	0	0	0	193,047
Ira Greenstein Chairman and Director	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	386,094	0	0	0	386,094

(2)

Mr. Limpert has served as a Director of the Registrant since 2002 and as of November 1, 2007, currently serves as the CEO and President of the Registrant without compensation on an interim basis.

Outstanding Equity Awards at Fiscal Year-End

A.

Option Awards

The following table provides certain information with respect to individual grants during the fiscal year ended September 30, 2009 to each of our named executive officers of common share purchase options relating to our common shares:

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

B.

Stock Awards

The following table provides certain information with respect to individual grants during the fiscal year ended September 30, 2009 to each of our named executive officers of common shares:

Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Andrew Limpert (1) Director and CEO and President	—	—	64,350	—
Ira Greenstein (2) Chairman and Director	—	—	128,698	—

(1)

Mr. Limpert has served as a Director of the Registrant since 2002 and as of November 1, 2007, and currently serves as the CEO and President of the Registrant on an interim part-time basis.

(2)

Mr. Greenstein currently serves as Chairman and Director.

No named executive officer received any grants of stock for the fiscal year ended September 30, 2009.

Employment Contracts

The Registrant currently has no written or unwritten employment arrangements with Mr. Greenstein or Mr. Limpert.

Remuneration of Officers

Mr. Limpert received cash compensation from the Company in fiscal year ended September 30, 2009 in the amount of $1,000 per month beginning in May 2009.

Compensation of Directors

By virtue of his service to the Company during fiscal 2009, Mr. Limpert did not receive any warrants to purchase common stock of the registrant.

By virtue of his service to the Company during fiscal 2009, Mr. Greenstein did not receive any warrants to purchase common stock of the registrant.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

BENEFICIAL OWNERS OF 5% OR MORE OF REGISTRANT'S VOTING SECURITIES

Name and Address of Beneficial Owner	Shares Owned	Voting Convertible Preferred Series B (1)	Right to Acquire (2)	Common and Preferred Shares Owned Beneficially	Fully Diluted Ownership Percentage (3)
AIGH Investment Partners, LLC (4)	3,153,294	500,000	2,511,107	6,164,401	18.49%
6006 Berkeley Avenue
Baltimore, MD 21209
American Investments	1,815,311		881,480	2,696,791	8.50%
P.O. Box 3236
Ramat Gam 52131 Israel
Camco	1,014,951	555,556	1,598,960	3,169,467	9.77%
466 Arbuckle Avenue
Cedarhurst, NY 11516
FAME Associates	1,091,356	277,778	1,101,234	2,470,368	7.74%
111 Broadway, 20th Floor
New York, NY 10006
Ganot Corporation	1,479,205	555,556	1,824,539	3,859,300	11.82%
4000 Hollywood Blvd. 530 N
Hollywood, FL 33021
Associated Baltimore LLC		555,556	1,111,112	1,666,668	5.22%
PO Box 172
Lawrence, NY 11559
Globis related entities (5)	2,540,537	388,889	2,026,678	4,956,104	15.08%
60 Broad Street
New York, NY 10004
LaPlace Group, LLC	1,098,901		529,823	1,628,724	5.19%
3666 Shannon Road
Cleveland Hts, OK 44118
South Ferry #2, LP	2,845,917		1,357,519	4,203,436	13.06%
1 State Street Plaza, 29th Floor
New York, NY 10004
St,. Lucia Investment & Trade Corp.	1,306,943		620,756	1,927,699	6.13%
PO Box
Ira Greenstein (6)		200,000	786,094	986,094	3.12%
c/o BBM
Andrew Limpert (7)	321,700		193,047	514,747	1.66%
c/o BBM
All Officers and Directors	3,474,994	700,000	3,490,248	7,665,242	22.33%
as a Group (8)

———————

(1)

Shares issued in the June 1, 2009 financing convertible to common stock and voting with common as a single class.

(2)

Rounded to nearest share; warrants are warrants to purchase common stock of the Registrant.

(3)

Calculated on the basis of 25,247,006 shares of Common Stock outstanding plus the number of shares such holder has the right to acquire and 5,583,320 preferred shares issued in the June 1, 2009 financing.

(4)

Mr. Hirschman has sole voting and dispositive power over shares held by AIGH Investments.

(5)

Mr. Packer has sole voting and dispositive power over 103,030 common shares, 388,889 preferred shares and 777,778 warrants held by Mr. Packer personally. Mr. Packer shares voting and dispositive power over 1,549,071 common shares and 741,719 warrants held by Globis Capital Partners, and 888,436 common shares and 507,181 warrants held by Globis Overseas Fund Ltd.

(6)

Includes a five-year warrant granted to Mr. Greenstein for his services as a director and Chairman of the Company, issued on April 9, 2008, exercisable for 386,094 shares of Common Stock at an exercise price of $0.65 per share.

(7)

Includes a five-year warrant granted to Mr. Limpert for his services as a director and Chief Executive Officer of the Company, issued on April 9, 2008, exercisable for 193,047 shares of Common Stock at an exercise price of $0.65 per share.

(8)

Mr. Greenstein, Mr. Limpert and Mr. Hirschman are serving as directors of the Company. Mr. Limpert is serving as CEO and President on an interim part-time basis.

Changes in Control

There are currently no arrangements which would result in a change in our control.

ITEM 13

CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company is not aware of any further transactions which would require disclosure under this section by the Company and any affiliated party.

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Prior to the Merger, Child, Van Wagoner and Bradshaw served as the Company’s principal auditors.  After the Merger, Rothstein, Kass & Company, Broadband’s auditor, continued as the Company’s auditor. On April 17, 2008 the Company’s Board of Directors appointed Child, Van Wagoner and Bradshaw to return as the Company’s auditors, Rothstein, Kass & Company had no disagreements with OHR.

For fiscal year 2008, Rothstein, Kass & Company charged the Company a total of $66,500 for independent accounting and auditing fees and Child, Van Wagoner & Bradshaw received $21,535.

For fiscal year 2009, Child, Van Wagoner & Bradshaw charged the Company a total of $19,820 for independent accounting and auditing fees.

All fees described above were approved by the Audit Committee. The Audit Committee has determined that the rendering of the foregoing services other than audit services by Child, Van Wagoner is compatible with maintaining the principal accountant's independence.

The following table represents aggregate fees billed to the Company for fiscal years ending September 30, 2009 and 2008 by Child, Van Wagoner & Bradshaw, the Company’s principal auditor.

	Fiscal Year Ended
	September 30, 2009 (3)	September 30, 2008 (2)
Audit Fees	$12,900	$12,000
Tax Fees (1)	$6,660	$9,275
All Other Fees	$260	$260
Total Fees	$19,820	$21,535

———————

(1)

Fees paid for preparation and filing of the Company’s federal and state income tax returns.

(2)

Fees billed to the Company through September 30, 2008.

(3)

Fees billed to the Company through September 30, 2009.

All fees described above were approved by the Board of Directors. The Board of Directors has determined that the rendering of the foregoing services other than audit services by Child, Van Wagoner & Bradshaw, is compatible with maintaining the principal accountant's independence.

Part IV

ITEM 15

EXHIBITS

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

———————

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

REGISTRANT:
OHR PHARMACEUTICAL, INC.

Dated:	January 8, 2010	By:	/s/ IRA GREENSTEIN
Ira Greenstein, Chairman

Dated:	January 8, 2010	By:	/s/ ANDREW LIMPERT
Andrew Limpert, CEO/Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	January 8, 2010	By:	/s/ IRA GREENSTEIN
Ira Greenstein, Chairman

Dated:	January 8, 2010	By:	/s/ ANDREW LIMPERT
Andrew Limpert, Director