Form 10-K/A
period 2009-09-30
Ohr Pharmaceutical Inc
filed 2010-01-14
CIK 1173281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

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

At January 4, 2010, the registrant had 32,599,801 shares of Common Stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends and restates in its entirety the annual report of BBM Holdings, Inc. (the “Company”) on Form 10-K for the fiscal year ended September 30, 2009 as filed with the Securities and Exchange Commission on January 18, 2010 (the “Original Filing”).

TABLE OF CONTENTS

Part I

Item 1        Description of Business

1

Item 2        Description of Property

14

Item 3        Legal Proceedings

14

Item 4        Submission Of Matters to a Vote of Security Holders

14

Part II

Item 5        Market for Registrant’s Common Equity, Related Stockholders Matters and
Issuer Purchase of Equity Securities

15

Item 6        Selected Financial Data

16

Item 7        Managements’ Discussion and Analysis of Financial Condition and
Results of Operations

16

Item 7A     Quantitative and Qualitative Disclosures About Market Risk

19

Item 8        Financial Statements and Supplementary Data

19

Part III

Item 9        Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure

32

Item 9A     Controls and Procedures

32

Item 10      Directors, Executive Officers and Corporate Governance

33

Item 11      Executive Compensation

34

Item 12      Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters

36

Item 13      Certain Relationships, Related Transactions, and Director Independence

37

Item 14      Principal Accountant Fees and Services

37

Part IV

Item 15      Exhibits

39

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

On March 19, 2009, the Company acquired in a secured party sale all the patents, related intellectual property, clinical data and other assets related to AVR 118 (soon to be renamed OHR 118) and its topical counterpart AVR 123 (soon to be renamed OHR is in an ongoing Phase II for the treatment of cachexia and OHR 123 is in an ongoing Phase I trial for wound healing. The Company also exercised its option to acquire the new technology and early stage pharmaceutical compounds from Dr. S. Z. Hirshman, who will join the Company as a consultant and Chief Scientific Advisor.

The Company acquired the assets in the Secured Party Sale with $100,000 in cash $500,000 principal amount for 11% convertible secured non-recourse debenture due June 20, 2011, and convertible at $0.40 per share (the “ Convertible Debenture ”). The Convertible Debenture is secured by the acquired assets. The cash portion of the purchase price was financed by short term loans from an affiliate of Orin Hirshman and another current shareholder.

At present, the Company is a biotechnology rollup company. The assets acquired in the Secured Party Sale are part of the Company’s previously announced strategy to create a rollup of undervalued biotechnology companies and assets. Small biotechnology companies can benefit significantly from being part of a large diversified biotech company with many promising drugs in various stages of clinical development

Background of Prime Resource, Inc.

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

On November 13, 2008, the Company made an offer to acquire YM BioSciences Inc. (“YMI”) by a letter to the attention of Dr. David Allan, Chairman and Chief Executive Officer and YMI’s Board of Directors. Under the proposal the shareholders of YMI would receive a combination of cash and shares in BBM as consideration for the sale of their shares. The offer was not accepted and is no longer active.

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

Number of Persons Employed

At present,  the Company has no full-time employees. Andrew Limpert has agreed to act without compensation on an as needed basis to continue to manage the Company to ensure its continuation as an inactive public entity and to be the principal officer in charge of organizing and coordinating any merger activity. As discussed above in “Material Subsequent Events,” Dr. S. Z. Hirschman has been appointed as a consultant to the Company effective March 20, 2009. He will be providing scientific and strategic direction to the Company as it explores potential pharmaceutical compounds and companies to align itself with or acquire.

Environmental Compliance

The Company is not aware of any environmental claims or liabilities.

Governmental Compliance

Until the Company is able to generate significant revenue from its principal operations, it will remain classified as a development stage company. As such, OHR will continue to be subject to various SEC and state securities rules and regulations. Its OTC Bulletin Board listing will also be subject to various rules and regulations by the OTC Bulletin Board. The foregoing is not meant to be exclusive, and the Company will continue to be subject to various generic governmental regulations, such as tax filing and reporting requirements, OSHA compliance, etc. See “Risk Factors”

ITEM 1A.

RISK FACTORS.

You should carefully consider the following factors which may affect future results of operations. If any of the adverse events described below actually occur, our business, financial condition and operating results could be materially adversely affected and you may lose part or all of the value of your investment. If you choose to invest in our securities, you should be able to bear a complete loss of your investment.

There is substantial doubt about our ability to continue as a going concern due to our cash requirements which means that we may not be able to continue operations unless we obtain additional funding.

Our independent registered public accounting firm’s report on our consolidated financial statements for the fiscal year ended September 30, 2009 includes an explanatory paragraph regarding our ability to continue as a going concern. Conducting our clinical trials will require significant cash expenditures and we do not have the funds necessary to complete all phases of our clinical trials nor do we currently have sufficient number of shares of capital stock authorized to sell securities to raise the capital to complete the trials required to continue or complete the development of our products, which raises substantial doubt about our ability to continue as a going concern.

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

We may acquire or make investments in complementary businesses, technologies, services or products which complement our biotech operations if appropriate opportunities arise. From time to time we engage in discussions and negotiations with companies regarding our acquiring or investing in such companies’ businesses, products, services or technologies, in the ordinary course of our business. We cannot be assured that we will be able to identify future suitable acquisition or investment candidates, or if we do identify suitable candidates, that we will be able to make such acquisitions or investments on commercially acceptable terms or at all. If we acquire or invest in another company, we could have difficulty in assimilating that company’s personnel, operations, technology and software. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in integrating the acquired products, services or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities would be dilutive to our existing stockholders. As of March 31, 2009, we had no agreement to enter into any material investment or acquisition transaction.

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

On August 19,, 2009 the Company completed the acquisition of Squalamine, Trodusquemine and related compounds from Geneara Liquidating Trust. The Company paid $200,000 in cash for the compounds.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

OHR Pharmaceutical, Inc.

We have audited the accompanying balance sheets of OHR Pharmaceutical, Inc. (the “Company”) as of September 30, 2009 and 2008, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and for the period of October 1, 2007 (inception) through September 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Child, Van Wagoner & Bradshaw, PLLC Certified Public Accountants Salt Lake City, Utah December 29, 2009

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

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table set forth the ownership, as of January 8, 2010, of our voting securities by each person known by us to be the beneficial owner of 5% or more of any class of our voting securities, by each of our directors, and by all executive officers and our directors as a group. To the best of our knowledge, all person named below have sole voting and investment power with respect to such shares.

BENEFICIAL OWNERS OF 5% OR MORE OF REGISTRANT'S VOTING SECURITIES

Name and Address of Beneficial Owner	Shares Owned	Voting Convertible Preferred Series B (1)	Right to Acquire (2)	Common and Preferred Shares Owned Beneficially	Fully Diluted Ownership Percentage (3)
AIGH Investment Partners, LLC (4)	3,560,510	500,000	2,011,107	6,071,617	15.11%
6006 Berkeley Avenue
Baltimore, MD 21209

American Investments	1,815,311		881,480	2,696,791	6.90%
P.O. Box 3236
Ramat Gam 52131 Israel

Camco	1,467,413	555,556	1,043,404	3,066,373	7.82%
466 Arbuckle Avenue
Cedarhurst, NY 11516

FAME Associates	1,595,365	277,778	545,678	2,418,821	6.25%
111 Broadway, 20th Floor
New York, NY 10006

Ganot Corporation	2,487,223	555,556	713,427	3,756,206	9.66%
4000 Hollywood Blvd. 530 N
Hollywood, FL 33021

Globis related entities (5)	2,857,260	388,889	1,637,789	4,883,938	12.26%
60 Broad Street
New York, NY 10004

LaPlace Group, LLC	1,098,901		529,823	1,628,724	4.21%
3666 Shannon Road
Cleveland Hts, OK 44118

South Ferry #2, LP	2,845,917		1,357,519	4,203,436	10.63%
1 State Street Plaza, 29th Floor
New York, NY 10004

St,. Lucia Investment & Trade Corp.	1,306,943		620,756	1,927,699	4.97%
PO Box

Ira Greenstein (6)	162,886	200,000	586,094	948,980	2.45%
c/o OHR

Andrew Limpert (7)	321,700		193,047	514,747	1.34%
c/o OHR

All Officers and Directors	4,045,096	700,000	2,790,248	7,535,344	18.39%
as a Group (8)

———————

(1)

Shares issued in the June 1, 2009 financing convertible to common stock and voting with common as a single class.

(2)

Rounded to nearest share; warrants are warrants to purchase common stock of the Registrant.

(3)

Calculated on the basis of 32,599,801 shares of Common Stock outstanding plus the number of shares such holder has the right to acquire and 5,583,320 preferred shares issued in the June 1, 2009 financing.

(4)

Mr. Hirschman has sole voting and dispositive power over shares held by AIGH Investments.

(5)

Mr. Packer has sole voting and dispositive power over 419,753 common shares, 388,889 preferred shares and 388,889 warrants held by Mr. Packer personally. Mr. Packer shares voting and dispositive power over 1,549,071 common shares and 741,719 warrants held by Globis Capital Partners, and 888,436 common shares and 507,181 warrants held by Globis Overseas Fund Ltd.

(6)

Includes a five-year warrant granted to Mr. Greenstein for his services as a director and Chairman of the Company, issued on April 9, 2008, exercisable for 386,094 shares of Common Stock at an exercise price of $0.65 per share. "

(7)

Includes a five-year warrant granted to Mr. Limpert for his services as a director and Chief Executive Officer of the Company, issued on April 9, 2008, exercisable for 193,047 shares of Common Stock at an exercise price of $0.65 per share.

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

Part IV

ITEM 15

EXHIBITS

Documents listed below are filed as exhibits to this Annual Report on Form 10-K.

(a) Exhibit Index:

Exhibit No.
(2.1)	Form of Asset Purchase Agreement, dated as of October 16, 2007.
(3(i))	Amended Certificate of Incorporation, dated as of October 16, 2007. [1]
(4.1)	Form of Warrant Agreement. [3]
(10.1)	Consulting Agreement, dated November 12, 2008 [3]
(10.2)	Acquisition Agreement, dated November 12, 2008 [3]
(10.3)	Form of Warrant [3]
(10.4)	Form of Registration Rights Agreement [3]
(10.5)	First Amendment to Acquisition Agreement, dated January 12, 2009
(10.6)	Form of Securities Purchase Agreement, dated as of March 18, 2009 [4]
(10.7)	Form of Security Agreement, dated as of March 19, 2009 [4]
(10.8)	Form of convertible Debenture, dated as of March 19, 2009. [4]
(10.9)	Form of Demand Note, dated as of March 16, 2009. [4]
(10.10)	Subscription Agreement, dated as of May 31, 2009, by and among the Company and the subscribers in the private placement.
(10.11)	Form of Class F Common Stock Purchase Warrant issued pursuant to the Subscription Agreement, dated as if June 1, 2009. [5]
(10.12)	Form of Class G Common Stock Purchase Warrant issued pursuant to the Subscription Agreement, dated as of June 1, 2009. [5]
(10.13)	Form of Common Stock Purchase Warrant issued to counsel. [5]
(18)	Letter of Rothstein, Kass & Company, P.C., dated April 22, 2008. [2]
(31)	Certification made pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
(32)	Certification made pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

———————

1.

Filed and incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 17, 2007.

2.

Filed and incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 23, 2008.

3.

Filed and incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 12, 2008.

4.

Filed and incorporated by reference to the Registrant’s Amended Annual Report on Form 10-K, filed on April 2, 2009.

5.

Filed and incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on August 26, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:
OHR PHARMACEUTICAL, INC.

Dated:	January 14, 2010	By:	/s/ IRA GREENSTEIN
Ira Greenstein, Chairman

Dated:	January 14, 2010	By:	/s/ ANDREW LIMPERT
Andrew Limpert, CEO/Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	January 14, 2010	By:	/s/ IRA GREENSTEIN
Ira Greenstein, Chairman

Dated:	January 14, 2010	By:	/s/ ANDREW LIMPERT
Andrew Limpert, Director