Form 10-K/A
period 2009-09-30
Ohr Pharmaceutical Inc
filed 2010-01-19
CIK 1173281

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

(Check One): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold at January 4, 2010 was $14,848,447. For purposes of this disclosure, shares of common stock held by persons who hold more that 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. The determination of executive officers or affiliate status is not necessarily a conclusive determination for other purposes.

At January 4, 2010, the registrant had 32,599,801 shares of Common Stock outstanding.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends and restates in its entirety the amended annual report of BBM Holdings, Inc. (the “Company”) on Form 10-K/A for the fiscal year ended September 30, 2009 as filed with the Securities and Exchange Commission on January 14, 2010 (the “Amendment No. 1 Filing”).

TABLE OF CONTENTS

Part I

Item 1        Description of Business

1

Item 1A     Risk Factors.

5

Item 2        Description of Property

13

Item 3        Legal Proceedings

13

Item 4        Submission Of Matters to a Vote of Security Holders

13

Part II

Item 5        Market for Registrant’s Common Equity, Related Stockholders Matters and
Issuer Purchase of Equity Securities

14

Item 6        Selected Financial Data

14

Item 7        Managements’ Discussion and Analysis of Financial Condition and
Results of Operations

14

Item 7A     Quantitative and Qualitative Disclosures About Market Risk

17

Item 8        Financial Statements and Supplementary Data

17

Part III

Item 9        Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure

30

Item 9A     Controls and Procedures

30

Item 10      Directors, Executive Officers and Corporate Governance

31

Item 11      Executive Compensation

32

Item 12      Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters

34

Item 13      Certain Relationships, Related Transactions, and Director Independence

35

Item 14      Principal Accountant Fees and Services

35

Part IV

Item 15      Exhibits

36

Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002…………………………Exhibit 31

Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002…………………………Exhibit 32

Press Release dated January 19, 2010………………………………………………………………Exhibit 99.1

Part I

ITEM 1

BUSINESS

Our discussion and analysis of the business and subsequent discussion of financial conditions may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical in nature, including statements about beliefs and expectations, are forward-looking statements. Words such as “may,” “will,” “should,” “estimates,” “predicts,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties as described in greater detail in our “Risk Factors” on page 5 of this Annual Report. You are cautioned that these forward-looking statements reflect management’s estimates only as of the date hereof, and we assume no obligation to update these statements, even if new information becomes available or other events occur in the future. Actual future results, events and trends may differ materially from those expressed in or implied by such statements depending on a variety of factors, including, but not limited to those set forth in our filings with the Securities and Exchange Commission (“SEC”). Specifically, and not in limitation of these factors, we may alter our plans, strategies, objectives or business.

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

General and Historical

Summary

Ohr Pharmaceutical, Inc. (formerly BBM Holdings, Inc. or “BBM”) ( “we”, “OHR”, the “Company” or the “Registrant”) is a Delaware corporation that was organized on August 4, 2009. On that date, the predecessor firm, BBM (the successor to Prime Resource, Inc.) completed a reincorporation merger with its wholly-owned subsidiary, Ohr Pharmaceutical, Inc., wherein BBM ceased to exist as a separate legal entity. The reincorporation Merger did not result in any material change in our business, outlets, offices, facilities, assets, liabilities, obligations, or net worth, or our directors, officers, or employees.

On March 19, 2009, the Company acquired in a secured party sale all the patents, related intellectual property, clinical data and other assets related to AVR 118 ( renamed OHR 118) and its topical counterpart AVR 123. OHR 118 is in an ongoing Phase II trial for the treatment of cachexia. The Company also exercised its option to acquire the new technology and early stage pharmaceutical compounds from Dr. S. Z. Hirshman, who will join the Company as a consultant and Chief Scientific Advisor.

On March 19, 2009, the Company acquired the AVR 118 and related assets in a secured party sale with $100,000 in cash $500,000 principal amount for 11% convertible secured non-recourse debenture due June 20, 2011, and convertible at $0.40 per share (the “Convertible Debenture”). The Convertible Debenture is secured by the acquired assets. The cash portion of the purchase price was financed by short term loans from an affiliate of Orin Hirschman and another current shareholder.

On August 19, 2009 the Company completed the acquisition of Squalamine, Trodusquemine and related compounds from Geneara Liquidating Trust. The Company paid $200,000 in cash for the compounds.

At present, the Company is a biotechnology rollup company. The AVR 118 and related assets acquired in the Secured Party Sale and the compounds acquired from Genaera Liquidating Trust are part of the Company’s previously announced strategy to create a rollup of undervalued biotechnology companies and assets. Small biotechnology companies can benefit significantly from being part of a large diversified biotech company with many promising drugs in various stages of clinical development.

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

On March 30, 2007 (the "Effective Date"), Prime Acquisition, Inc., a wholly-owned subsidiary of the Registrant, merged with and into Broadband (the “Merger”), and the stockholders of Broadband received Common Stock of the Registrant. As a result of the Merger, Broadband was the surviving corporation and the Registrant's only wholly-owned subsidiary and, formerly, its sole operating entity. Broadband was a telecommunications engineering and service company offering turnkey, always-on Internet access to commercial shipping fleets. For purposes of accounting, Broadband was treated as the accounting acquirer and as such these financial statements present the former operations of Broadband for all periods presented. Immediately prior to the Merger, the Registrant was a “shell company” that did not have any active business purpose or active business assets.

In connection with the Merger, the Articles of Incorporation of the Registrant were amended on March 22, 2007, to (1) change its name to "BBM Holdings, Inc." and (2) increase the total authorized capital stock of the Registrant to 60,000,000 shares, of which 50,000,000 shares were designated common stock, no par value, and 10,000,000 shares were designated preferred stock, no par value, of which 1,454,090 shares of the Preferred Stock were designated Series A Preferred Stock (the "Series A Stock"). Prior to the Merger, the Registrant paid a dividend of one share of Series A Stock per share of Common Stock outstanding. Each share of Series A Stock represents the right to exchange such share for a pro rata share (among the issued and outstanding Series A Stock) of whatever right, title and interest is held by the Registrant in the Units consisting of 465,000 shares of common stock of Lightspace, and warrants to purchase common stock of Lightspace (the "Lightspace Securities"), described in the Company’s Quarterly Report on Form 10-QSB filed by the Registrant on November 16, 2006. This prorata distribution of the Lightspace Securities took place on June 30, 2008 and the 1,454,090 preferred shares were cancelled.

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

Discontinued Operations and Divestment of Assets

On June 5, 2007, the Company announced that it ceased its Broadband operations and reduced employment to a small residual force. The Company received notification of the cancellation of two customer contracts on May 22, 2007 and May 28, 2007, respectively. In addition, the Company’s largest customer announced that it would suspend further installations of systems on its vessels for a four-month period.  The Company also received notification of the cancellation of a third customer contract on June 1, 2007.

On May 31, 2007, Mary Ellen Kramer and Zevi Kramer resigned as directors of the Company effective as of such date. The resignations of Ms. Kramer and Mr. Kramer were not related to any disagreement between them and the Company on any matter relating to the Company’s operations, policies or practices. Ms. Kramer continued to serve as the Principal Executive Officer and Principal Financial Officer of the Company until November 1, 2007, the closing of the sale of Broadband’s remaining assets. The Company negotiated with substantially all of its current vendors to obtain a release of long-term obligations. On October 16, 2007, the Company agreed to sell substantially all of its assets (primarily intellectual property and technology) relating to broadband services to ships to private investors for $460,000 pursuant to an asset purchase agreement (the “Asset Purchase Agreement”). The Company completed the transaction on November 1, 2007, after receiving stockholder approval required under Utah corporate law. In conjunction with the completion of the asset sale, BBM’s major customer has agreed to release the Company of its obligation to pay accrued commissions of $45,000 as well as agreeing to withdraw its claim of $420,000 ..

On June 3, 2009, the Company completed a financing in which the Company sold 5,583,335 series B preferred shares with 11,166,671 warrants attached. Each share of preferred stock has the same voting rights of common shareholders and has a conversion feature where series B preferred shares can be converted into common shares at the conversion rate of 1 to 1. Warrants included in each unit sold have a 5 year term with a strike price of $0.18. The Company received $1,005,000 in cash in exchange for the units sold.

On January 15, 2010, the Company completed a $1,005,000 financing in which the Company sold 5,583,335 shares of common stock with 5,583,335 warrants attached to holders of the Series F warrants, who exercised their warrants at $0.18 per warrant. Warrants included have a 5 year term with a strike price of $0.55.

Continuation of Company as a Pharmaceutical Company

On March 19, 2009, the Company acquired in a secured party sale all the patents, related intellectual property, clinical data and other assets related to AVR 118 (renamed OHR 118). OHR 118 is in an ongoing Phase II trial for the treatment of cachexia. The Company also exercised its option to acquire the new technology and early stage pharmaceutical compounds from Dr. S. Z. Hirschman, who join ed the Company as a consultant and Chief Scientific Advisor.

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

Until the Company is able to generate significant revenue from its principal operations, it will remain classified as a development stage company. The Company can give no future assurance that it will be successful in such efforts or that its limited operating funds will be adequate to continue the Company as a public company, nor will there be any assurance of any additional funding being available to the Company. Our independent accountants have qualified their audit report by expressing doubt about the Company’s ability to continue as a “going concern.” Management of the Company through the Board of Directors, on a time available basis, will continue to search for, review and complete due diligence on various potential merger or acquisition proposals for which management would deem that the Company would be a suitable acquisition candidate.

Products

OHR118

OHR118 is currently in a Phase 2 trial at McGill University for the treatment of c achexia, wasting away associated with AIDS and cancer patients. OHR118 is a novel immunomodulator with a singular chemical structure. OHR118 is composed of two small peptides, Peptide A, that is 31 amino acids long, and Peptide B, that is 21 amino acids long. Peptide B is unique in that the dinucleotide, diadenosine, is covalently attached to serine at position 18 through a phosphodiester bond. OHR118 is quite stable and has a very favorable safety profile both in animal toxicity studies and in human clinical trials.

Squalamine

Squalamine for the treatment of wet-AMD, known as EVIZONTM , is a systemic anti-angiogenic therapy with a novel mechanism of action which avoids the cardiovascular and ophthalmic side effects associated with intraocular injections of anti-VEGF antibodies.

Ohr also owns various other compounds in earlier stages of development that it will seek to develop further.

As consideration for Dr. Hirschman for the sale of the pre-clinical compounds, the Company issued to Dr. Hirschman, a five-year warrant, issuable on the closing of the acquisition, exercisable for up to 5,000,000 shares of the Company’s Stock at an initial exercise price of $.50 per share (the “Hirschman Warrant”) and entered into a certain Registration Rights Agreement, which provides for certain registration rights in connection with the shares of the Company’s Common Stock issuable upon exercise of the Hirschman Warrant (the “Registration Rights Agreement”). Dr. Hirschman is the father of Orin Hirschman, a beneficial owner through AIGH Investment Partners, LLC of approximately 18.49% of the outstanding Common Stock of the Company.

Reincorporation

On August 3, 2009 the Company merged with and into its subsidiary Ohr Pharmaceutical, Inc. (“Ohr”). Under the terms of the merger agreement, Ohr became the surviving corporation in the merger. Each outstanding share of BBM common stock was converted into one share of Ohr common stock. Each outstanding share of BBM Series B convertible preferred stock was converted into one share of Ohr Series B convertible preferred stock. Additionally, all outstanding BBM options and warrants were assumed and converted into equivalent Ohr warrants or options and maintained substantially identical terms. Finally, each outstanding share of Ohr stock owned by BBM immediately prior to the effective date of the merger ceased to be outstanding and was cancelled and retired.

Material Subsequent Events

Between October 29, 2009 and December 4, 2009, the Company issued a total of 236,000 warrants for services rendered to the Company. These warrants have expiration dates ranging from 2 to 5 years and exercise prices ranging from $0.50 to $0.60 cents per share.

On December 15, 2009, investors exercised 5,583,320 outstanding warrants via a cashless exchange for 4,547,238 shares of the Company’s common stock.

Competitive Factors

The biotechnology industry is characterized by intense competition and confidentiality. We may not be aware of the other biotechnology, pharmaceutical companies or public institutions that are developing pharmaceuticals that compete with our potential products. We also may not be aware of all the other competing products our known competitors are pursuing. In addition, these biotechnology companies and public institutions compete with us in recruiting for research personnel and subjects, which may affect our ability to complete our research studies. Current Treatment of Cachexia is limited to steroids but there are various other companies with drugs in Phase 1 and 2 trials for the treatment of Cachexia. We cannot assure that none of them will get to market before us or that OHR 118 will be a better treatment. Lucentis is currently approved by the FDA for the treatment of wet-AMD. There is no assurance that we can get FDA approval, and if we get it, there is no assurance we will be able to displace Lucentis as a treatment in a significant amount of patients. See “Risk Factors” below.

Number of Persons Employed

At present, the Company has no full-time employees. Andrew Limpert has agreed to act without compensation on an as needed basis to continue to manage the Company and to be the principal officer in charge of organizing and coordinating any merger activity. As discussed above, Dr. S. Z. Hirschman has been appointed as a consultant to and Chief Scientific Advisor to the Company effective March 20, 2009. He provid es scientific and strategic direction to the Company as it explores potential pharmaceutical compounds and companies to align itself with or acquire.

Environmental Compliance

The Company is not aware of any environmental claims or liabilities.

Governmental Compliance

Until the Company is able to generate significant revenue from its principal operations, it will remain classified as a development stage company. As such, OHR will continue to be subject to various SEC and state securities rules and regulations. Its OTC Bulletin Board listing will also be subject to various rules and regulations by the OTC Bulletin Board. The foregoing is not meant to be exclusive, and the Company will continue to be subject to various generic governmental regulations, such as tax filing and reporting requirements, OSHA compliance, etc. See “Risk Factors” below.

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

Based on our current plans and capital resources, we believe that our cash and cash equivalents will be sufficient to enable us to meet our minimum planned operating needs through September  20 10 .. Our ability to continue as a going concern will depend upon our ability to obtain debt or equity financing for funds to meet our cash requirements. No assurance can be given that debt or equity financing will be available. Concern about our ability to continue as a going concern may place additional constraints on operations and make it more difficult for us to meet our obligations or adversely affect the terms of possible funding. If our financial condition worsens and we become unable to attract additional equity or debt financing or other strategic transactions, we could become insolvent or be forced to declare bankruptcy.

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

If we do not raise additional funds, we will not be able to continue operations or complete the necessary clinical trials to complete development of OHR 118 or our other products and will not be able to sell it anywhere.

We will not be able to sell OHR 118 or our other products in the United States unless we submit, and the FDA approves, a new drug application, or NDA for each such product. We must conduct clinical trials of each of our products in humans before we submit an NDA. We do not have sufficient capital currently to complete the necessary trials to complete the development of OHR 118 or any of our other therapeutic drug products.

It is possible that the results of clinical trials of OHR 118 or our other products will not prove that they are safe and effective. It is also possible that the FDA will not approve the sale of any of our products in the United States if we submit an NDA for such product. It is not known at this time how later stage clinical trials will be conducted, if at all. Even if the data show that any of our products is safe and effective, obtaining approval of the NDA could take years and require financing of amounts not presently available to us.

Conducting the clinical trials of each of our products will require significant cash expenditures and we do not have the funds necessary to complete all phases of clinical trials for OHR 118 or any other products. Our products may never be approved for commercial distribution by any country. Because our research and development expenses and clinical trial expenses will be charged against earnings for financial reporting purposes, we expect that losses from operations will continue to be incurred for the near future. We currently do not have sufficient funds to complete all phases of clinical trials of any of our products which are required to permit the commercial sale of such products.

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

We have not received to date any claims of infringement by any third parties. However, as our product candidates progress into clinical trials and commercialization, if at all, our public profile and that of our product candidates may be raised and generate such claims. Defending against such claims, and occurrence of a judgment adverse to us, could result in unanticipated costs and may have a material adverse effect on our business and competitive position. If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to:

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

We are highly dependent upon the principal member s of our management team, especially our Chief Scientific Consultant, Dr. S. Z. Hirschman, as well as our directors, including Ira Greenstein, the Chairman of our Board of Directors. A loss of any of these personnel may have a material adverse effect on aspects of our business and clinical development and regulatory programs. We have a consulting agreement with Dr. Hirschman. Although this consulting agreement includes a non-competition covenant, the applicable noncompetition provisions can be difficult and costly to monitor and enforce. The loss of any of these persons’ services would adversely affect our ability to develop and market our products and obtain necessary regulatory approvals. Further, we do not maintain key-man life insurance.

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

We may acquire or make investments in complementary businesses, technologies, services or products which complement our biotech operations if appropriate opportunities arise. From time to time we engage in discussions and negotiations with companies regarding our acquiring or investing in such companies’ businesses, products, services or technologies, in the ordinary course of our business. We cannot be assured that we will be able to identify future suitable acquisition or investment candidates, or if we do identify suitable candidates, that we will be able to make such acquisitions or investments on commercially acceptable terms or at all. If we acquire or invest in another company, we could have difficulty in assimilating that company’s personnel, operations, technology and software. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in integrating the acquired products, services or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities would be dilutive to our existing stockholders. As of January 18, 2010, we had no agreement to enter into any material investment or acquisition transaction.

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

In addition to the 32,559,801 shares of our common stock outstanding as of January 4, 2010, we have reserved for issuance 27,262,910 shares upon the conversion or exercise of currently outstanding preferred stock, convertible debentures and warrants. The sale or availability for sale of this number of shares of common stock in the public market could depress the market price of the common stock. Additionally, the sale or availability for sale of this number of shares may lessen the likelihood that additional equity financing will be available to us, on favorable or unfavorable terms.

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

ITEM 2

PROPERTIES

When OHR ceased operations in June 2007, OHR reduced employment to a small residual force. Since restarting our business in March 2009, we did not hire any fulltime employees and we do not currently lease or own any facilities for office space. Currently, the assets of the Company are limited to the pre-clinical compounds acquired from Dr. Hirschman, the pre-clinical OHR 118 compounds and the clinical compounds acquired from Genaera Liquidating Trust.

ITEM 3

LEGAL PROCEEDINGS

Neither OHR nor its property is a party to any pending legal proceedings.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Stockholders of the Company approved a reincorporation merger in Delaware in August 2009.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On June 3, 2009, the Company completed a financing in which the C ompany sold 5,583,335 series B preferred shares with 11,166,671 warrants attached. Each share of preferred stock has the same voting rights of common shareholders and has a conversion feature where series B preferred shares can be converted into common shares at the conversion rate of 1 to 1. Warrants included in each unit sold have a 5 year term with a strike price of $0.18. The Company received $1,005,000 in cash in exchange for the units sold.

Between October 29, 2009 and December 4, 2009, the Company issued a total of 236,000 warrants for services rendered to the Company.

On December 15, 2009, investors exercised 5,583,320 warrants via a cashless exchange for 4,547,238 shares of the Company’s common stock.

On January 15, 2010, the Company completed a $1,005,000 financing in which the Company sold 5,583,335 shares of common stock with 5,583,335 warrants attached to holders of the Series F warrants, who exercised their warrants at $0.18 per warrant .. Warrants included have a 5 year term with a strike price of $0.55.

Stock Repurchase

OHR has not engaged in any stock repurchase transactions and no stock repurchase plan is currently in place.

ITEM 6

SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7

MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement

Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” and words of similar import, constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company’s financial and business prospects. These forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of such Act and with the intention of obtaining the benefits of the “safe harbor” provisions of such Act. The Company cautions investors that any forward-looking statements it makes are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. Any investment in our common stock involves a high degree of risk. For a general discussion of some of these risks in greater detail, see our “Risk Factors” on page  5 of this Annual Report.

Liquidity and Capital Resources

The Company has extremely limited working capital reserves with which to continue development of its pharmaceutical products and continuing operations. The Company is reliant, at present, upon its capital reserves for ongoing operations and has no revenues. For the fiscal year ended September 30, 2009, the Company had zero revenues and operating expenses of approximately $932,833. During the same period, the Company recorded interest expense of $25,797, a gain on the settlement of debt of $64,443, and other income of $29,788. The total net loss from continuing operations for the year ended September 30, 2009 was $864,449. For the year ended September 30, 2008 the Company realized no revenue, had operating expenses of $666,642, did not recognize any interest expense or gain/loss on settlement of debts, and had $13,056 in other income. For the fiscal year 2008, the Company’s net income from continuing operations was $653,586. Net working capital reserves increased from the beginning of the 2009 fiscal year to the end by $59,478 from ($51,830) to $7,648 primarily due to capital raised through the sale of convertible debentures. At present, the Company has no bank line of credit or other fixed source of capital reserves. Should it need additional capitalization in the future, it will be primarily reliant upon private or public placement of its equities for which there can be no warranty or assurance that the Company may be successful in such efforts. The Company raised $1,005,000 through the private placement of its common stock and warrants in January 2010, and management believe the Company has sufficient capital to meet its planned operating needs through September 2010.

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

On January 15, 2010, the Company completed a $1,005,000 financing in which the Company sold 5,583,335 shares of common stock with 5,583,335 warrants attached to holders of the Series F warrants, who exercised their warrants at $0.18 per warrant. Warrants included have a 5 year term with a strike price of $0.55.

 On June 3, 2009, the Company completed a financing in which the Company sold 5,583,335 series B preferred shares with 11,166,671 warrants attached. Each share of preferred stock has the same voting rights of common shareholders and has a conversion feature where series B preferred shares can be converted into common shares at the conversion rate of 1 to 1. Warrants included in each unit sold have a 5 year term with a strike price of $0.18. The Company received $1,005,000 in cash in exchange for the units sold.

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

Products and Markets

After giving effect to the purchase of pharmaceutical compounds described in above, Ohr Pharmaceutical became a biotech development and roll-up company. In addition to developing the pharmaceutical compounds acquired to a point where they can be marketed, management is also engaged, on a best-effort, time available basis, in searching out a potential merger and acquisition candidate that would yield additional value to public shareholders in the entity. No warranty or assurance, however, of future revenue or results can be made or is implied by these efforts, and, at January 18, 2010, Ohr  had no agreement to enter into any material investment or acquisition transaction.

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

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss arising from adverse changes in interest rates and foreign exchange rates. Due to its limited operations, the Company does not have any material exposure to interest rate or exchange rate risk.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OHR Pharmaceutical, Inc. as of September 30, 2009 and 2008, and the results of its operations, and its cash flows for the years then ended and for the period of October 1, 2007 (inception) through September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from operations, has a liquidity problem, and requires additional funds for its operational activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Orin Hirschman – 41 Director

Mr. Hirschman has served as a Director of Ohr since March 2009. Mr. Hirschman has over 20 years of experience in money management, leveraged buyouts, restructuring and venture capital. Orin is currently a General Partner at three private investment funds including the Adam Smith Investment Partnerships as well as AIGH Investment Partners, which Mr. Hirschman founded in 2004 .. Mr. Hirschman received an MBA from New York University.

Compliance with Section 16(a) of the Exchange Act

To Ohr’s knowledge, no director, officer or beneficial owner of more than 10% of our Common shares has failed to file on a timely basis any reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal year.

Code of Ethics

Due to its current reducing staffing levels, the Company has not adopted a Code of Ethics.

Nominating Committee

Due to its current reducing staffing levels, the Company does not have a Nominating Committee for nomination of Directors. The Company’s current Directors, Messrs. Greenstein and Limpert, participate in the consideration of director nominees.

There are no material changes to the procedures by which security holders may recommend nominees to OHR’s Board of Directors. To date, the Board of Directors has not received any director nominations from stockholders of the Company.

The Board of Directors will consider director candidates recommended by stockholders. The Board does not intend to alter the manner in which it evaluates candidates based on whether the candidate was recommended by a stockholder or not. Stockholders who wish to recommend individuals for consideration by the Board to become nominees for election to the Board may do so by delivering a written recommendation to OHR at the following address: OHR Pharmaceutical, Inc., 1245 Brickyard Rd., #590, Lake City, Utah 84106, at least six months prior to any meeting at which directors are to be elected. Submissions must include the full name of the proposed nominee, a description of the proposed nominee's business experience for at least the previous five years, complete biographical information, a description of the proposed nominee's qualifications as a director and a representation that the nominating stockholder is a beneficial or record owner of the Company's stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

Audit Committee

Due to its current reducing staffing levels, the Company does not have an Audit Committee. Accordingly, the Board of Directors is acting as the Registrant’s audit committee. Mr. Limpert is qualified as an audit committee financial expert. Mr. Greenstein is independent. Mr. Limpert is not independent.

ITEM 11 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Andrew Limpert Director and CEO and President(1)	2009	5,000	0	0	0	0	0	0	5,000
	2008	0	0	0	193,047	0	0	0	193,047
Ira Greenstein Chairman and Director	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	386,094	0	0	0	386,094

———————

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

———————

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

———————

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

Compensation of Directors

During fiscal 2009, no Director or Officer receive d any warrants to purchase common stock of the registrant.

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

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Prior to the Merger, Child, Van Wagoner and Bradshaw served as the Company’s principal auditors.  After the Merger, Rothstein, Kass & Company, Broadband’s auditor, continued as the Company’s auditor. On April 17, 2008 the Company’s Board of Directors appointed Child, Van Wagoner and Bradshaw to return as the Company’s auditors, and Rothstein, Kass & Company had no disagreements with OHR.

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

Part IV

ITEM 15

EXHIBITS

Documents listed below are filed as exhibits to this Annual Report on Form 10-K.

(a) Exhibit Index:

Exhibit No.
(2.1)	Form of Asset Purchase Agreement, dated as of October 16, 2007. [1]
(3.1)	Articles of Incorporation, dated August 4, 2009. [6]
(3.2)	ByLaws, dated August 4, 2009 [6]
(4.1)	Form of Warrant Agreement. [3]
(10.1)	Consulting Agreement, dated November 12, 2008 [3]
(10.2)	Acquisition Agreement, dated November 12, 2008 [3]
(10.3)	Form of Warrant [3]
(10.4)	Form of Registration Rights Agreement [3]
(10.5)	First Amendment to Acquisition Agreement, dated January 12, 2009
(10.6)	Form of Securities Purchase Agreement, dated as of March 18, 2009 [4]
(10.7)	Form of Security Agreement, dated as of March 19, 2009 [4]
(10.8)	Form of convertible Debenture, dated as of March 19, 2009. [4]
(10.9)	Form of Demand Note, dated as of March 16, 2009. [4]
(10.10)	Subscription Agreement, dated as of May 31, 2009, by and among the Company and the subscribers in the private placement. [7]
(10.11)	Form of Class F Common Stock Purchase Warrant issued pursuant to the Subscription Agreement, dated as if June 1, 2009. [7]
(10.12)	Form of Class G Common Stock Purchase Warrant issued pursuant to the Subscription Agreement, dated as of June 1, 2009. [7]
(10.13)	Form of Common Stock Purchase Warrant issued to counsel. [7]
(10.14)	Asset Purchase Agreement with Genaera Liquidating Trust, dated August 21, 2009 [5]
(31)	Certification made pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
(32)	Certification made pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
(99.1)	Press release, dated January 19, 2010. [8]

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

6.

Filed and incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on August 11, 2009.

7.

Filed and incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 3, 2009.

8.

Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:
OHR PHARMACEUTICAL, INC.

Dated:	January 19, 2010	By:	/s/ IRA GREENSTEIN
Ira Greenstein, Chairman

Dated:	January 19, 2010	By:	/s/ ANDREW LIMPERT
Andrew Limpert, CEO/Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	January 19, 2010	By:	/s/ IRA GREENSTEIN
Ira Greenstein, Chairman

Dated:	January 19, 2010	By:	/s/ ANDREW LIMPERT
Andrew Limpert, Director