Form 10-Q
period 2009-12-31
Ohr Pharmaceutical Inc
filed 2010-02-16
CIK 1173281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number:  333-88480

OHR PHARMACEUTICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3709558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1245 Brickyard Road, Suite 590
Salt Lake City, Utah 84106
(Address of principal executive offices)

(347) 753-4389
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,377,580 shares of Common Stock outstanding as of February 16, 2010.

OHR PHARMACEUTICAL, INC.

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL INFORMATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K/A filed with the SEC on January 19, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

OHR PHARMACEUTICAL, INC
( A Development Stage Company)
Balance Sheets

ASSETS	December 31, 2009	September 30, 2009
CURRENT ASSETS	(unaudited)
Cash and cash equivalents	$542,881	$345,604
Prepaid rent	21,987	-
Total Current Assets	564,868	345,604

OTHER ASSETS
Patent costs	800,000	800,000
Security deposits	85,025	85,025
Total Other Assets	885,025	885,025

TOTAL ASSETS	$1,449,893	$1,230,629

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$64,305	$77,399
Convertible debenture-short term	251,250	180,000
Accrued expenses	57,030	80,557
Total Current Liabilities	372,585	337,956

LONG-TERM LIABILITIES
Convertible debenture-long term	55,816	279,988

TOTAL LIABILITIES	428,401	617,944

STOCKHOLDERS' EQUITY
Preferred stock, Series B; 10,000,000 shares authorized,
at $0.0001 par value, 5,583,335 and -0- shares
issued and outstanding, respectively	558	558
Common stock; 50,000,000 shares authorized,
at $0.0001 par value, 32,499,802 and 25,247,006
shares issued and outstanding, respectively	3,250	2,525
Additional paid-in capital	23,652,809	23,077,972
Accumulated deficit	(21,628,748)	(21,628,748)
Deficit accumulated during the development stage	(1,006,377)	(839,622)

Total Stockholders' Equity	1,021,492	612,685
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,449,893	$1,230,629
The accompanying notes are an integral part of these financial statements

OHR PHARMACEUTICAL, INC
(A Development Stage Company)
Statements of Operations
(Unaudited)
			From Inception of
			the Development
			Stage on
			October 1,
	For the Three Months		2007 Through
	December 31,		December 31,
	2009	2008	2009
REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS PROFIT	-	-	-

OPERATING EXPENSES
General and administrative	158,503	66,442	1,758,028
Total Operating Expenses	158,503	66,442	1,758,028

OPERATING LOSS	(158,503)	(66,442)	(1,758,028)

OTHER INCOME AND EXPENSE
Gain on foreign currency	-	-	2,596
Interest income	45	-	45
Interest expense	(13,999)	-	(39,796)
Gain on settlement of debt	-	-	64,443
Other income and expense	5,702	-	45,950
Total Other Income and Expense	(8,252)	-	73,238

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(166,755)	(66,442)	(1,684,790)

PROVISION FOR INCOME TAXES	-	-	-

LOSS FROM CONTINUING OPERATIONS	(166,755)	(66,442)	(1,684,790)
DISCONTINUED OPERATIONS
Income (loss) from discontinued
operations (including gain on
disposal of $606)	-	-	678,413
Income tax benefit	-	-	-
GAIN (LOSS) ON
DISCONTINUED OPERATIONS	-	-	678,413

NET LOSS	$(166,755)	$(66,442)	$(1,006,377)

BASIC INCOME (LOSS) PER SHARE
Continuing operations	$(0.01)	$(0.00)
Discontinued operations	0.00	0.00
	$(0.01)	$(0.00)
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
BASIC	26,100,451	$25,247,006

The accompanying notes are an integral part of these financial statements

OHR PHARMACEUTICAL, INC
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(Unaudited)

							Deficit
					Additional		During the	Stockholders'
	Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	(Deficit)
Balance, September 30, 2007	-	$-	25,247,006	$2,525	$21,363,107	$(21,628,748)	$-	$(263,116)
Fair value of warrants granted
to employees	-	-	-	-	271,484	-	-	271,484
Net income for the year
ended September 30, 2008	-	-	-	-	-	-	24,827	24,827
Balance, September 30, 2008	-	-	25,247,006	2,525	21,634,591	(21,628,748)	24,827	33,195
Fair value of warrants granted
to employees	-	-	-	-	411,860	-	-	411,860
Preferred stock issued for cash	5,583,335	558	-	-	348,442	-	-	349,000
Warrants issued for in conjunction
with preferred stock offering	-	-	-	-	656,000	-	-	656,000
Fair value of warrants granted	-	-	-	-	27,079	-	-	27,079
Net loss for the year
ended September 30, 2009	-	-	-	-	-	-	(864,449)	(864,449)
Balance, September 30, 2009	5,583,335	558	25,247,006	2,525	23,077,972	(21,628,748)	(839,622)	612,685
Fair value of warrants granted	-	-	-	-	88,562	-	-	88,562
Exercise of warrants for cash
at $0.18 per share	-	-	2,705,558	270	486,730	-	-	487,000
Exercise of cashless warrants	-	-	4,547,238	455	(455)	-	-	-
Net loss for the period
ended December 31, 2009	-	-	-	-	-	-	(166,755)	(166,755)
Balance, December 31, 2009	5,583,335	$558	32,499,802	$3,250	$23,652,809	$(21,628,748)	$(1,006,377)	$1,021,492
The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From Inception
			of the
			Development
			Stage on
			October 1,
	For the Three Months		2007 Through
	December 31,		December 31,
OPERATING ACTIVITIES	2009	2008	2009
Net income (loss)	$(166,755)	$(66,442)	$(1,006,377)
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Discontinued operations	-	-	(678,413)
Fair value of warrants issued for services	88,562	-	798,985
Changes in operating assets and liabilities
Change in prepaid expenses and deposits	(21,987)	-	(21,567)
Change in accounts payable and accrued expenses	(36,621)	(4,778)	(164,088)

Net Cash Used in Operating Activities	(136,801)	(71,220)	(1,071,460)

INVESTING ACTIVITIES
Purchase of patents and other intellectual property	-	-	(300,000)
Discontinued operations	-	-	418,000

Net Cash Provided by Investing Activities	-	-	118,000

FINANCING ACTIVITIES
Sale of preferred stock and warrants	-	-	1,005,000
Cash proceeds from the exercise of warrants	487,000	-	487,000
Repayment of debentures payable	(152,922)	-	(192,934)

Net Cash Provided by Financing Activities	334,078	-	1,299,066

NET INCREASE (DECREASE) IN CASH	197,277	(71,220)	345,606
CASH AT BEGINNING OF PERIOD	345,604	96,000	197,275
CASH AT END OF PERIOD	$542,881	$24,780	$542,881

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$27,165	$-	$41,165
Income Taxes	$-	$-	$-
NON CASH FINANCING ACTIVITIES:
Transfer of investment for dividends payable	$-	$-	$186,000
Purchase of patents for debenture	$-	$-	$500,000

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.
 (A Development Stage Company)
Notes to the Financial Statements (Unaudited)
December 31, 2009 and September 30, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2009 audited financial statements.  The results of operations statement for the period ended December 31, 2009 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that could change in the near term are impairment assessments, fair value of warrants and stock issued under cashless exercise of warrants.

OHR PHARMACEUTICAL, INC.
 (A Development Stage Company)
Notes to the Financial Statements (Unaudited)
December 31, 2009 and September 30, 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common stock equivalents outstanding as of December 31, 2008 are not included in the computation of Basic (loss) per share because they would be anti-dilutive.

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Loss (numerator)	$(166,755)	$(66,422)
Shares (denominator)	26,100,451	25,247,006
Per share amount	$(0.01)	$(0.00)

Impairment of Intangible Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of these patent costs may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows.  The Company also analyzes the carrying value of these assets on an annual basis.  If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset de-recognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

OHR PHARMACEUTICAL, INC.
 (A Development Stage Company)
Notes to the Financial Statements (Unaudited)
December 31, 2009 and September 30, 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15,2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

OHR PHARMACEUTICAL, INC.
 (A Development Stage Company)
Notes to the Financial Statements (Unaudited)
December 31, 2009 and September 30, 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 4 – PATENT COSTS

Patent costs represent the capitalized purchase price of assets acquired in the secured party sale as part of the Company’s previously announced strategy to create a rollup of undervalued biotechnology companies and assets.  As of December 31, 2009, the Company had purchased $800,000 worth of biotechnology patents and other intellectual property.  In these acquisitions, the Company used approximately $300,000 in cash and issued a $500,000 convertible debenture for the remainder of the cost.

NOTE 5 – CONVERTIBLE DEBT

On March 19, 2009, the Company issued an 11% convertible note in the amount of $500,000, due June 20, 2011. Under the note, the Company made a $51,250 and $180,000 payment on June 2, 2009 and December 15, 2009, respectively. Quarterly payments of $25,000 are due commencing on March 30, 2010, each of which shall be applied first towards the satisfaction of accrued interest and then towards the satisfaction of principal. All principal and accrued interest on the notes is convertible into shares of the Company’s common stock at the election of the purchasers at any time at the conversion price of $0.40 per share.

OHR PHARMACEUTICAL, INC.
 (A Development Stage Company)
Notes to the Financial Statements (Unaudited)
December 31, 2009 and September 30, 2009

NOTE 5 – CONVERTIBLE DEBT (CONTINUED)

During the three months ended December 31, 2009, the Company paid $27,165 in interest and $152,835 in principal on the convertible debt.

Subsequent to December 31, 2009, the Company repaid $121,750 of the 11% convertible note on January 5, 2010 and the Company repaid $129,500 of the 11% convertible note on January 22, 2010.  As a result of these pre-payments the Company is exempt from all quarterly payments until the June 20, 2011 due date.

NOTE 6 – CAPITAL STOCK

On June 3, 2009, the Company sold $1,005,000 in securities in a private placement, comprised of 5,583,335 shares of Series B Convertible Preferred Stock and 11,116,671 Common Stock purchase warrants exercisable at a price of $0.18 per share.

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

All of the outstanding shares of Series B stock will be automatically converted into Common Stock in the event a majority of the outstanding shareholders of Series B Stock determine to convert all shares of Series B Stock.

 The initial Conversion Price for the Series B Stock will be $0.18.  In order to prevent dilution of the conversion rights granted under this Section, the Conversion Price will be subject to adjustment from time to time pursuant to the agreements of the offering.

OHR PHARMACEUTICAL, INC.
 (A Development Stage Company)
Notes to the Financial Statements (Unaudited)
December 31, 2009 and September 30, 2009

NOTE 6 – CAPITAL STOCK (CONTINUED)

Between October 29, 2009 and December 4, 2009, the Company issued a total of 236,000 warrants for services rendered to the Company.  Under ASC 718, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grant of these warrants: dividend yield of zero percent; expected volatility of 128% and 132%; strike price of $0.50 and $0.60; risk-free interest rates of 1.35% and expected lives of 5.0 years. The Company recorded an expense of $88,562 for the quarter ended December 31, 2009.

On December 15, 2009, investors exercised 5,583,336 warrants via a cashless exchange for 4,547,238 shares of the Company’s common stock.

Between December 24, 2009 and December 31, 2009, the Company received $487,000 in cash in exchange for warrants.  The exercise price of these warrants was $0.18 per share resulting in the Company issuing 2,705,558 shares of common stock.

NOTE 7 – SUBSEQUENT EVENTS

Between January 1, 2010 and January 15, 2010, holders of the Company’s warrants exercised them to purchase 2,877,778 shares of common stock at a price of $0.18 a share, and the Company issued to such holders as an inducement 2,877,778 new 5 year warrants exercisable at $0.55 a share. Such exercise generated proceeds of approximately $518,000 in cash

During this same period, the Company also issued 2,705,558 new 5 year warrants exercisable at $0.55 to warrant holders who exercised their warrants in December as per the exercise agreement.

In accordance with ASC 855, management evaluated subsequent events through February 16, 2010.  Subsequent to December 31, 2009, the Company had no additional material subsequent events transpire.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” and words of similar import, constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company’s financial and business prospects. These forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of such Act and with the intention of obtaining the benefits of the “safe harbor” provisions of such Act. The Company cautions investors that any forward-looking statements it makes are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. Any investment in our common stock involves a high degree of risk.  For a general discussion of some of these risks in greater detail, see our “Risk Factors” in the Amendment No. 2 on Form 10-K/A filed on January 19, 2010 (the “Form 10-K/A”) to the annual report of OHR Pharmaceutical, Inc. (the “Company”) formerly BBM Holdings, Inc. (“BBM”) for the fiscal year ended September 30, 2009 as filed with the Securities and Exchange Commission.

History and Recent Events

Ohr Pharmaceutical, Inc. (“we”,“Ohr”, the “Company” or the “Registrant”) is a Delaware corporation that was organized on August 4, 2009. On that date, the predecessor firm, BBM (the successor to Prime Resource, Inc.) completed a reincorporation merger with its wholly-owned subsidiary, Ohr Pharmaceutical, Inc., wherein BBM ceased to exist as a separate legal entity. The reincorporation merger did not result in any material change in our business, offices, facilities, assets, liabilities, obligations or net worth, or our directors, officers or employees.

On March 19, 2009, the Company acquired in a secured party sale all the patents, related intellectual property, clinical data and other assets related to AVR118 (also known now as OHR/AVR118). OHR/AVR118 is in an ongoing Phase II trial for the treatment of cachexia. The Company also exercised its option to acquire the new technology and early stage pharmaceutical compounds from Dr. S. Z. Hirshman, who joined the Company as a consultant and Chief Scientific Advisor.

The Company acquired OHR/AVR118 and related assets in a secured party sale with $100,000 in cash and $500,000 principal amount of 11% convertible secured non-recourse debenture due June 20, 2011  convertible into common stock at $0.40 per share (the “Convertible Debenture”). The Convertible Debenture is secured by the acquired assets. The cash portion of the purchase price was financed by short term loans from an affiliate of Orin Hirschman and another current shareholder.

On August 19, 2009 the Company completed the acquisition of Squalamine, Trodusquemine and related compounds from Genaera Liquidating Trust. The Company paid $200,000 in cash for the compounds.

Products

OHR/AVR118

OHR/AVR118 is currently in a Phase 2 trial at McGill University for the treatment of cachexia, wasting away associated with AIDS and cancer patients. OHR/AVR118 is a novel immunomodulator with a singular chemical structure.

OHR/AVR118 is composed of two small peptides, Peptide A, that is 31 amino acids long, and Peptide B, that is 21 amino acids long. Peptide B is unique in that the dinucleotide, diadenosine, is covalently attached to serine at position
18 through a phosphodiester bond. OHR/AVR118 is quite stable and has a very favorable safety profile both in animal toxicity studies and in human clinical trials.

Squalamine

Squalamine for the treatment of wet-AMD, known as EVIZONTM, is a systemic anti-angiogenic therapy with a novel mechanism of action which avoids the cardiovascular and ophthalmic side effects associated with intraocular injections of anti-VEGF antibodies.

Ohr also owns various other compounds in earlier stages of development that it will seek to develop further.

General

At present, the Company is a biotechnology rollup company. The OHR/AVR118 and related assets acquired in the secured party sale and the compounds acquired from Genaera Liquidating Trust are part of the Company’s previously announced strategy to create a rollup of undervalued biotechnology companies and assets. Small biotechnology companies can benefit significantly from being part of a large diversified biotech company with many promising drugs in various stages of clinical development.

The Company has limited core operating expenses as part-time officers and directors are not paid a salary with the anticipation of future compensation. The Company also operates from limited physical facilities provided without charge by Mr. Limpert.

The Company will continue to incur ongoing operating losses, which are expected to increase substantially as it funds development of the new pharmaceutical compounds. In addition, losses will be incurred in paying ongoing reporting expenses, including legal and accounting expenses, as necessary to maintain the Company as a public entity, as well as costs while searching for additional merger and acquisition candidates.  No projected date for potential revenues can be made, and the Company is undercapitalized at present to completely develop, test and market any pharmaceutical product.

Until the Company is able to generate significant revenue from its principal operations, it will remain classified as a development stage company. The Company can give no future assurance that it will be successful in such efforts or that its limited operating funds will be adequate to continue the Company as a public company, nor can there be any assurance of any additional funding being available to the Company. Our independent accountants have qualified their audit report by expressing doubt about the Company’s ability to continue as a “going concern.”

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

As of December 31, 2009, the Company had cash of $542,881, and prepaid  expenses of $21,987. We had current liabilities of $372,585.  This translates to total working capital of  $192,283 which means that our cash reserves are not adequate to fund operations after June 30, 2010.  We do not have any source of revenues as of September 30, 2009 or December 31, 2009 and expect to rely on additional financing.

The Company has no present avenues of financing and no present agreements to obtain interim financing. It will be necessary for the Company to seek private capital through the sale of additional restricted stock or borrowing either from principal shareholders or private parties. It does not appear probable that the Company would be able to obtain financing from any commercial lending source, as it is presently constituted.

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

Significant Subsequent Events

The Company reports the following significant events occurring after the close of this reporting quarter ending December 31, 2009:

Between January 1, 2010 and January 15, 2010, holders of the Company’s warrants exercised them to purchase 2,877,778 shares of common stock at a price of $0.18 a share, and the Company issued to such holders as an inducement 2,877,778 new 5 year warrants exercisable at $0.55 a share. Such exercise generated proceeds of approximately $518,000 in cash.

The Company also issued 2,705,558 new 5 year warrants exercisable at $0.55 to warrant holders who exercised their warrants in December as per the exercise agreement.

In accordance with ASC 855, management evaluated the subsequent events through February 16, 2010.  Subsequent to December 31, 2009, the Company had no additional material subsequent events transpire.

Results of Operations

Three months ended December 31, 2009 (“2009”) compared to the three months ended December 31, 2008 (“2008”).  Results of operations for the three months ended December 31, 2009 reflect the following changes from the prior period.

	2009	2008	Increase (Decrease)
Net Revenues	-	-	-
Cost of Revenues	-	-	-
General & Administrative Expense	158,504	66,442	92,062
Other Income (Expense)	(8,252)	-	8,252
Income (Loss) from Operations	(166,755)	(66,442)	100,313

Net Income (Loss)	(166,755)	(66,442)	100,313

The Company had no net revenues from continuing operations in the three months ended December 31, 2009. The Company’s products are in the development stage.

The Company also had no cost of revenue from continuing operations in the three months ended December 31, 2009.

General and administrative expenses from continuing operations increased from $66,442 in the three months ended December, 31, 2008 to $158,503 in 2009 as the Company has started development of the products that it has acquired over the prior twelve months. Included in expenses from continuing operations during the three months ended December 31, 2009 were professional fees of $ 48,370, and the value of warrants granted for services of $88,562, and insurance expenses of approximately $ 8,979.

For the three months ended December 31, 2009, the Company recognized net loss of $166,755 from continuing operations compared to a loss of $66,442 for the same period in 2008. Excluding the non cash expense for the value of warrants granted for services and as part of the most recent round of financing, the net loss would have been $78,194 for the three month periods ended December 31, 2009.

ITEM 3.   QUANTITATIVE AND QUALITATIVE RICK

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

Disclosure Controls and Procedures

The Company’s management, including the chief executive officer and chief financial officer (who are the same person), is responsible for establishing and maintaining adequate disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). The Company recognizes the need to segregate the functions of the chief executive officer and chief financial officer. The Company’s management, including the chief executive officer and chief financial officer (who are the same person), has evaluated our disclosure controls and procedures as of the period ended December 31, 2009 and, due to the unsegregated functions of the chief executive officer and chief financial officer, has concluded that they are currently ineffective. The Company plans to install segregated controls if it is able to obtain additional financing needed to sustain its business plan.  See “Risk Factors” in the Form 10-K/A.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting in connection with the evaluation required under paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is aware that under the rules of the Securities and Exchange Commission, it will be required to establish a Sarbanes-Oxley (SOX) compliant independent audit committee, appointment a CFO and develop internal financial review and operating standards pursuant to SOX § 404.

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

On June 3, 2009, the Company completed a financing in which the Company sold 5,583,336 series B preferred shares with 11,166,671 warrants attached. Each share of preferred stock has the same voting rights of common shareholders and has a conversion feature where series B preferred shares can be converted into common shares at the conversion rate of 1 to 1. Warrants included in each unit sold have a 5 year term with a strike price of $0.18. The Company received $1,005,000 in cash in exchange for the units sold.

Between October 29, 2009 and December 4, 2009, the Company issued a total of 236,000 warrants for services rendered to the Company. These warrants have expiration dates ranging from 2 to 5 years and exercise prices ranging from $0.50 to $0.60 cents per share.

On December 15, 2009, investors exercised 5,583,336 warrants via a cashless exchange for 4,547,238 shares of the Company’s common stock.

On January 15, 2010, the Company completed a $1,005,000 financing in which the Company sold 5,583,336 shares of common stock, with 5,583,336 warrants attached as inducement to holders of the Series F warrants, who exercised previously held warrants at $0.18 per warrant. The new warrants have a 5 year expiration period and are exercisable to purchase common stock at $0.55 per share.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Number

10.15	Material Contract

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OHR PHARMACEUTICAL, INC.

Date February 16, 2010	By:	/s/ Andrew Limpert
Name Andrew Limpert
Title President and Chief Executive Officer