Form 10-Q
period 2010-03-31
Ohr Pharmaceutical Inc
filed 2010-05-17
CIK 1173281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number:  333-88480

OHR PHARMACEUTICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3709558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

489 Fifth Avenue 28th Floor
New York, NY 10017
(Address of principal executive offices)

(212) 682-8452
(Registrant’s telephone number, including area code)

1245 Brickyard Rd., Suite 590
Salt Lake City, Utah 84106
(Former name, former address, and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☑

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,377,580 shares of Common Stock outstanding as of May 17, 2010.

OHR PHARMACEUTICAL, INC.
TABLE OF CONTENTS

		PAGES
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Risk	18

Item 4.	Controls and Procedures	18

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Removed and Reserved	19

Item 5.	Other Information	19

Item 6.	Exhibits

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

OHR PHARMACEUTICAL, INC
(A Development Stage Company)
Balance Sheets

ASSETS
	March 31,	September 30,
	2010	2009
CURRENT ASSETS	(Unaudited)
Cash	$716,916	$345,604
Prepaid expenses	56,896	-
Security deposits	85,025	85,025
Total Current Assets	858,837	430,629

OTHER ASSETS
Patent costs	800,000	800,000

TOTAL ASSETS	$1,658,837	$1,230,629

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$162,770	$77,399
Convertible debentures	-	180,000
Accrued expenses	27,044	80,557
Short-term notes payable	24,500	-
Total Current Liabilities	214,314	337,956

LONG-TERM LIABILITIES
Convertible debenture-long term	58,832	279,988
Stock warrant derivative liability	2,868,242	-
Total Long-term Liabilities	2,927,074	279,988

TOTAL LIABILITIES	3,141,388	617,944

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, Series B; 15,000,000 shares authorized,
at $0.0001 par value, 5,583,336 shares
issued and outstanding, respectively	558	558
Common stock; 180,000,000 shares authorized,
at $0.0001 par value, 35,377,580 and 25,247,006
shares issued and outstanding, respectively	3,538	2,525
Additional paid-in capital	24,170,521	23,077,972
Accumulated deficit	(21,628,748)	(21,628,748)
Deficit accumulated during the development stage	(4,028,420)	(839,622)
Total Stockholders' Equity (Deficit)	(1,482,551)	612,685
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$1,658,837	$1,230,629

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC
(A Development Stage Company)
Statements of Operations
(Unaudited)

							From Inception of
							the Development
							Stage on
							October 1,
	For the Three Months Ended			For the Six Months Ended			2007 Through
	March 31,			March 31,			March 31,
	2010	2009		2010	2009		2010

REVENUES	$-		$-	$-		$-	$-
COST OF SALES	-		-	-		-	-
GROSS PROFIT	-		-	-		-	-

OPERATING EXPENSES
Warrant expense	2,868,242		411,671	2,956,804		411,671	3,667,217
General and administrative	173,846		28,773	243,787		95,215	1,132,899
Total Operating Expenses	3,042,088	-	440,444	3,200,591	-	506,886	4,800,116
OPERATING LOSS	(3,042,088)		(440,444)	(3,200,591)		(506,886)	(4,800,116)
OTHER INCOME AND EXPENSE
Gain on foreign currency	-		-	-		-	2,596
Interest income	116		-	161		-	161
Interest expense	(2,794)		(1,808)	(16,793)		(1,808)	(42,590)
Gain on extinguishment of debt	17,021		-	17,021		-	81,464
Other income and expense	5,702		-	11,404		-	51,652
Total Other Income and Expense	20,045		(1,808)	11,793		(1,808)	93,283

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(3,022,043)		(442,252)	(3,188,798)		(508,694)	(4,706,833)
PROVISION FOR INCOME TAXES	-		-	-		-	-
LOSS FROM CONTINUING OPERATIONS	(3,022,043)		(442,252)	(3,188,798)		(508,694)	(4,706,833)
DISCONTINUED OPERATIONS
Income from discontinued
operations (including gain on
disposal of $606)	-		-	-		-	678,413
Income tax benefit	-		-	-		-	-
GAIN ON DISCONTINUED OPERATIONS	-		-	-		-	678,413
NET LOSS	$(3,022,043)		$(442,252)	$(3,188,798)		$(508,694)	$(4,028,420)
BASIC LOSS PER SHARE
Continuing operations	$(0.09)		$(0.02)	$(0.11)		$(0.02)
Discontinued operations	0.00		0.00	0.00		0.00
	$(0.09)		$(0.02)	$(0.11)		$(0.02)
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
BASIC AND DILUTED	34,629,137		25,247,006	30,317,933		25,247,006

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (Deficit)
(Unaudited)

							Deficit
							Accumulated	Total
					Additional		During the	Stockholders'
	Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	(Deficit)
Balance, September 30, 2007	-	$-	25,247,006	$2,525	$21,363,107	$(21,628,748)	$-	$(263,116)
Fair value of warrants granted
to employees	-	-	-	-	271,484	-	-	271,484
Net income for the year
ended September 30, 2008	-	-	-	-	-	-	24,827	24,827
Balance, September 30, 2008	-	-	25,247,006	2,525	21,634,591	(21,628,748)	24,827	33,195
Fair value of warrants granted
to employees	-	-	-	-	411,860	-	-	411,860
Preferred stock issued for cash	5,583,336	558	-	-	348,442	-	-	349,000
Warrants issued for in conjunction
with preferred stock offering	-	-	-	-	656,000	-	-	656,000
Fair value of warrants granted	-	-	-	-	27,079	-	-	27,079
Net loss for the year
ended September 30, 2009	-	-	-	-	-	-	(864,449)	(864,449)
Balance, September 30, 2009	5,583,336	558	25,247,006	2,525	23,077,972	(21,628,748)	(839,622)	612,685
Fair value of warrants granted	-	-	-	-	88,562	-	-	88,562
Exercise of warrants for cash
at $0.18 per share	-	-	5,583,336	558	1,004,442	-	-	1,005,000
Cashless exercise of warrants	-	-	4,547,238	455	(455)	-	-	-
Net loss for the six months
ended March 31, 2010	-	-	-	-	-	-	(3,188,798)	(3,188,798)
Balance, March 31, 2010	5,583,336	$558	35,377,580	$3,538	$24,170,521	$(21,628,748)	$(4,028,420)	$(1,482,551)

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			of the
			Development
			Stage on
			October 1,
	For the Six Months		2007 Through
	March 31,		March 31,
	2010	2009	2010
OPERATING ACTIVITIES
Net income (loss)	$(3,188,798)	$(508,694)	$(4,028,420)
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Discontinued operations	-	-	(678,413)
Fair value of warrants issued for services	2,956,804	411,671	3,667,227
Gain on extinguishment of debt	(17,021)	-	(17,021)
Changes in operating assets and liabilities
Change in prepaid expenses and deposits	(56,896)	(10,000)	(56,476)
Change in accounts payable and accrued expenses	48,879	2,571	(78,588)
Net Cash Used in Operating Activities	(257,032)	(104,452)	(1,191,691)

INVESTING ACTIVITIES
Purchase of patents and other intellectual property	-	(107,953)	(300,000)
Discontinued operations	-	-	418,000
Net Cash (Used In) Provided by Investing Activities	-	(107,953)	118,000

FINANCING ACTIVITIES
Sale of preferred stock and warrants	-	-	1,005,000
Proceeds from warrants exercised with cash	1,005,000	-	1,005,000
Proceeds from related party payables	-	125,453	-
Proceeds from short-term notes payable	24,500	-	24,500
Repayment of convertible debentures	(401,156)	-	(441,168)
Net Cash Provided by Financing Activities	628,344	125,453	1,593,332

NET INCREASE (DECREASE) IN CASH	371,312	(86,952)	519,641
CASH AT BEGINNING OF PERIOD	345,604	95,782	197,275
CASH AT END OF PERIOD	$716,916	$8,830	$716,916

SUPPLEMENTAL DISCLOSURES OF			-
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$41,332	$-	$55,332
Income Taxes	-	-	-
NON CASH FINANCING ACTIVITIES:
Transfer of investment for dividends payable	$-	$-	$186,000
Purchase of patents for debenture	-	500,000	500,000

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.
 (A Development Stage Company)
Notes to the Financial Statements
March 31, 2010 and September 30, 2009
(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2009 audited financial statements.  The results of operations statement for the period ended March 31, 2010 is not necessarily indicative of the operating results for the full year.

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

OHR PHARMACEUTICAL, INC.
 (A Development Stage Company)
Notes to the Financial Statements
March 31, 2010 and September 30, 2009
(Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED

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

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. It is effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

OHR PHARMACEUTICAL, INC.
 (A Development Stage Company)
Notes to the Financial Statements
March 31, 2010 and September 30, 2009
(Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. It is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. It is effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 4 – PATENT COSTS

Patent costs represent the capitalized purchase price of assets acquired in the secured party sale as part of the Company’s previously announced strategy to create a rollup of undervalued biotechnology companies and assets.  As of March 31, 2010, the Company had purchased $800,000 worth of biotechnology patents and other intellectual property.  In these acquisitions, the Company used approximately $300,000 in cash and issued a $500,000 convertible debenture for the remainder of the cost which is secured by the acquired assets.

OHR PHARMACEUTICAL, INC.
 (A Development Stage Company)
Notes to the Financial Statements
March 31, 2010 and September 30, 2009
(Unaudited)

NOTE 5 – CONVERTIBLE DEBT

During the year ended September 30, 2009, the Company issued an 11% convertible note in the amount of $500,000, due June 20, 2011. Under the note, the Company was to pay $180,000 on December 15, 2009, and quarterly payments of $25,000 commencing on March 30, 2010, each of which shall be applied first towards the satisfaction of accrued interest and then towards the satisfaction of principal. All principal and accrued interest on the notes is convertible into shares of the Company’s common stock at the election of the purchasers at any time at the conversion price of $0.40 per share.

During the six months ended March 31, 2010, the Company paid $30,181 in interest and $401,156 in principle on the convertible debt, respectively.   The balance of the convertible note as of March 31, 2010 is $58,832.

NOTE 6 – CAPITAL STOCK

On June 3, 2009, the Company sold $1,005,000 in securities in a private placement, comprised of 5,583,336 shares of Series B Convertible Preferred Stock and 10,116,672 Common Stock purchase warrants exercisable at a price of $0.18 per share.

Between October 29, 2009 and December 4, 2009, the Company issued a total of 236,000 warrants for services rendered to the Company.  In conjunction with this issuance, the Company recognized $88,562 in consulting expense.

On December 15, 2009, investors exercised 5,583,336 warrants via a cashless exchange for 4,547,238 shares of the Company’s common stock.

Between December 24, 2009 and March 31, 2010, the Company received $1,005,000 in cash upon the exercise of warrants for cash.  The exercise price of these warrants was $0.18 per share resulting in the Company issuing 5,583,336 shares of common stock.

On January 15, 2010 the Company issued 5,583,336 warrants in accordance with the warrant agreements to those holders of warrants that were exercised during the period at $0.18.  The Company used the Black Scholes option pricing model to calculate the fair market value of these warrants.  Using the assumptions in the table below, the Company calculated a fair value of $0.51 per warrant and recognized $2,868,242 in warrant expense associated with this issuance.

Stock Price at Valuation Date	$0.52
Exercise (Strike) Price	$0.55
Dividend Yield	0.00%
Years to Maturity	5.00
Risk-free Rate	1.35%
Volatility	270%

OHR PHARMACEUTICAL, INC.
 (A Development Stage Company)
Notes to the Financial Statements
March 31, 2010 and September 30, 2009
(Unaudited)

NOTE 6 – CAPITAL STOCK (CONTINUED)

In accordance with ASC 815, the Company has classified these warrants as a derivative liability on the Company’s financial statements.  ASC 815 requires Company management to assess the fair market value of the warrants at each reporting period and recognize any change in the fair market value of the warrants as another income or expense item.  At March 31, 2010, the Company determined that there was no material change in the market value of the warrants since the date of issuance.

NOTE 7 – SUBSEQUENT EVENTS

On April 12, 2010 the Company hired Dr. Irach Taraporewala as CEO and Sam Backenroth as Vice President of Business Development and Interim CFO. In connection with the new hires, Andrew Limpert resigned as an officer of the Company.  Pursuant to the ESOP plan adopted September 2009, Dr. Taraporewala received 800,000 options exercisable at $0.50 vesting over 4 years and Mr. Backenroth received 200,000 options exercisable at $0.50 vesting over 4 years. Further details about Dr. Taraporewala and Mr. Backenroth’s employment can be found in the Company’s Form 8/K filed with the SEC on April 12, 2010.

On April 15, 2010 the Company issued 10,000 warrants exercisable at $0.55 for legal services rendered to the Company. These warrants have an expiration of 5 years.

On April 20, 2010 the Company moved corporate headquarters to 489 5th Avenue 28th Floor, New York, NY 10017.

In accordance with ASC 855, management evaluated subsequent events through the date these financial statements were issued and the Company had no additional material subsequent events to report.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” and words of similar import, constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company’s financial and business prospects. These forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of such Act and with the intention of obtaining the benefits of the “safe harbor” provisions of such Act. The Company cautions investors that any forward-looking statements it makes are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. Any investment in our common stock involves a high degree of risk.  For a general discussion of some of these risks in greater detail, see our “Risk Factors” in the Amendment No. 2 on Form 10-K/A (the “Form 10-K/A”) to the annual report of Ohr Pharmaceutical, Inc. (the “Company”) for the fiscal year ended September 30, 2009 filed on January 19, 2010 with the Securities and Exchange Commission.

History and Recent Events

Ohr Pharmaceutical, Inc. (“we”, “Ohr”, the “Company” or the “Registrant”) is a Delaware corporation that was organized on August 4, 2009, as successor to, BBM Holdings, Inc, (formerly Prime Resource, Inc., which was organized March 29, 2002) pursuant to a reincorporation merger. The reincorporation merger did not result in any material change in our business, offices, facilities, assets, liabilities, obligations or net worth, or our directors, officers or employees.

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

The Company acquired OHR/AVR118 and related assets in a secured party sale with $100,000 in cash and $500,000 principal amount of 11% convertible secured non-recourse debenture due June 20, 2011  convertible into common stock at $0.40 per share (the “Convertible Debenture”). The Convertible Debenture is secured by the acquired assets. The cash portion of the purchase price was financed by short-term loans from an affiliate of Orin Hirschman and another current shareholder.

On August 19, 2009, the Company completed the acquisition of Squalamine, Trodusquemine and related compounds from Genaera Liquidating Trust. The Company paid $200,000 in cash for the compounds.

On April 12, 2010, Dr. Irach Taraporewala was hired as the Company’s full-time CEO and Sam Backenroth was hired as the Company’s VP of Business Development and Interim CFO. In connection with their employment, Mr. Limpert resigned as an officer of the Company.

Product Pipeline

OHR/AVR118

OHR/AVR118 is a novel immunomodulator with a singular chemical structure that is terminally sterilized and endotoxin-free.  The compound  is composed of two small peptides , Peptid e A , that is 31 amino acids long, and Peptide B , that is 21 amino acids long . Peptide B is unique in that the dinucleotide , diadenosine , is covalently attached to serine at position 18 through a phosphodiester bond. OHR/AVR118 is quite stable and has a very favorable safety profile both i n animal toxicity studies and in human clinical trials .

Ohr is currently conducting a Phase II clinical trial of OHR/AVR 118 for the treatment of cancer cachexia at a leading cancer center in Canada. Cancer cachexia is a severe wasting disorder characterized by weight loss, muscle atrophy, fatigue, weakness, and significant loss of appetite. This disorder is often seen in late stage Cancer patients. OHR/AVR118 has shown to have chemoprotective effects, thus potentially allowing patients to better tolerate chemotherapy and radiation as well as more intensive treatment regimens with ordinary toxic chemotherapeutic agents, while maintaining body weight and avoiding other side effects. There is currently no widely accepted long-term effective drug for the treatment of cancer cachexia. The company presented interim data on this current trial at the annual conference of the Society of Cachexia and Wasting Disorders in Barcelona, Spain in December 2009.

Squalamine

Squalamine is a first-in-class systemic intracellular, anti-angiogenic drug with a novel mechanism of action. Its ophthalmic formulation, Evizon®, has been evaluated against the wet form of age-related macular degeneration (AMD), a leading cause of blindness in the elderly, which affects over 200,000 new patients a year in the US alone.

In Phase II trials, in which no drug-related ocular or systemic effects were observed, stabilization or improvement in visual activity was observed in the vast majority of patients, with both early and advanced lesions responding. In patients in whom the more foregone AMD-affected eye was not a candidate for therapy with the currently approved wet-AMD drug therapy, the administration of Squalamine produced beneficial effects in the otherwise non-treatable “fellow” eye as well.  As opposed to the current approved standard of therapy, Evizon® does not require direct injection into the eye.  In addition, Evizon®’s novel mechanism of action avoids the systemic and ophthalmic side effects associated with intraocular injections of anti-vascular endothelial growth factor (VEGF) antibodies.

Additionally, because of its potent anti-angiogenic effects, Squalamine also shows promise in the treatment of solid tumors such as ovarian cancer. In a concluded Phase IIa study, patients with stage III and IV Refractory and Resistant Ovarian Cancer received Squalamine in conjunction with another chemotherapeutic agent with approximately two thirds of the patients achieving a complete response, partial response or stable disease. In 2001, Squalamine was awarded Orphan Drug Status by the Food and Drug Administration (“FDA”) for the treatment of late stage resistant ovarian cancer. Because of funding constraints, Ohr is seeking a development partner to further advance development of this indication.

General

The Company is a biotechnology rollup company currently focused on development of the Company’s previously acquired compounds. With the addition of our executive management team in April 2010, we have shifted our strategy accordingly to focus on the development of our two later stage lead products, OHR/AVR 118 for the treatment of Cancer Cachexia, and Evizon® (Squalamine) for the treatment of Wet-AMD. We acquired OHR/AVR118 in a secured party sale and Evizon®(Squalamine) from the Genaera Liquidating Trust as part of the Company’s previous strategy to create a rollup of undervalued biotechnology companies and assets.

We seek to advance our two lead products through later stage clinical trials as well as developing some of our earlier stage products and indications that we are moving forward with minimal capital outlay. We have also started a new initiative to seek and implement strategic alternatives with respect to our products and Company, including licenses, business collaborations and other business combinations or transactions with other pharmaceutical and biotechnology companies.  From time to time, we may engage in discussions with third parties regarding the licensure, sale or acquisition of our products and technologies or a merger or sale of the Company; however we currently do not have plans to enter into such a transaction and there is no assurance that the Company will complete such a transaction.

 The Company has limited core operating expenses as we have only two full-time employees.  In connection with the hiring of our executive management team, we have established an office in New York City. The office is being provided by an affiliate of Mr. Backenroth free of charge with the exception of minimal office related expenses.

The Company will continue to incur ongoing operating losses, which are expected to increase substantially as it funds development of the new pharmaceutical compounds. In addition, losses will be incurred in paying ongoing reporting expenses, including legal and accounting expenses, as necessary to maintain the Company as a public entity.  No projected date for potential revenues can be made, and the Company is undercapitalized at present to completely develop, test and market any pharmaceutical product.

Until the Company is able to generate significant revenue from its principal operations, it will remain classified as a development stage company. The Company can give no assurance that it will be successful in such efforts or that its limited operating funds will be adequate to support the Company’s operations, nor can there be any assurance of any additional funding being available to the Company. Our independent accountants have qualified their audit report by expressing doubt about the Company’s ability to continue as a “going concern.”

Liquidity and Sources of Capital

The Company has insufficient capital to pay for development of the pharmaceutical compounds and ongoing reporting and minimal operating expenses as previously described.

As of March 31, 2010, the Company had cash of $716,916, prepaid expenses of $56,896 and security deposits of $85,025. The Company had current liabilities of $214,314.  This translates to total working capital of $644,523, which means that our cash reserves are not adequate to fund operations after January 2011.  We do not have any source of revenues as of March 31, 2010 and expect to rely on additional financing.  The Company plans to seek private capital through the sale of additional restricted stock or borrowing either from principal shareholders or private parties; however we currently do not have plans to enter into such a transaction and there is no assurance that the Company will complete such a transaction.

In view of the lack of financing plans, the Company may be obliged to discontinue operations, which will adversely affect the value of its common stock. See “Risk Factors” in the Form 10-K/A.

Significant Subsequent Events

On April 12, 2010, the Company hired Dr. Irach Taraporewala as CEO and Sam Backenroth as Vice President of Business Development and Interim CFO. In connection with the new hires, Andrew Limpert resigned as an officer of the Company.  Pursuant to the ESOP plan adopted September 2009, Dr. Taraporewala received 800,000 options exercisable at $0.50 vesting over 4 years and Mr. Backenroth received 200,000 options exercisable at $0.50 vesting over 4 years. Further details about Dr. Taraporewala and Mr. Backenroth’s employment can be found in the Company’s Form 8/K filed with the SEC on April 12, 2010.

On April 15, 2010 the Company issued 10,000 warrants exercisable at $0.55 for legal services rendered to the Company. These warrants have an expiration of 5 years.

On April 20, 2010 the Company moved its corporate headquarters to 489 5th Avenue 28th Floor, New York, NY 10017.

In accordance with ASC 855, management evaluated the subsequent events through the date these financial statements were issued and the Company had no additional material subsequent events to report.

Results of Operations

Three Months Ended March 31, 2010

Three months ended March 31, 2010 (“2010”) compared to the three months ended March 31, 2009 (“2009”).  Results of operations for the three months ended March 31, 2009 reflect the following changes from the prior period.

	2010	2009	Increase (Decrease)
Net Revenues	-	-	-
Cost of Revenues	-	-	-
Warrant Expense	2,868,242	411,671	2,456,571
General & Administrative Expense	173,846	28,773	145,073
Other Income (Expense)	20,045	(1,808)	21,853
Income (Loss) from Operations	(3,022,043)	(442,252)	(2,579,791)

Net Income (Loss)	(3,022,043)	(442,252)	(2,579,791)

The Company had no net revenues from continuing operations in the three months ended March 31, 2010. The Company’s products are in the development stage.

The Company also had no cost of revenue from continuing operations in the three months ended March 31, 2010.

General and administrative expenses from continuing operations increased from $28,773 in the three months ended March, 31, 2009 to $173,846 in 2010 as the Company has started development of the products that it has acquired over the prior twelve months. Included in expenses from continuing operations during the three months ended March 31, 2010 were professional fees and patent fees of $162,953.

During the three months ended March 31, 2010, the Company issued 5,583,336 warrants in accordance with the warrant agreements to those holders of warrants that were exercised during the period at $0.18.  The Company used the Black Scholes option pricing model to calculate the fair market value of these warrants resulting in a calculated fair value of $0.51 per warrant and recognized $2,868,242 in warrant expense associated with this issuance.

For the three months ended March 31, 2010, the Company recognized net loss of $3,022,043 from continuing operations compared to a loss of $442,252 for the same period in 2009. Excluding the non cash expense for the value of warrants granted during the period, the net loss would have been $153,801 for the three month period ended March 31, 2010.

Six Months Ended March 31, 2010

Six months ended March 31, 2010 (“2010”) compared to the six months ended March 31, 2009 (“2009”).  Results of operations for the six months ended March 31, 2009 reflect the following changes from the prior period.

	2010	2009	Increase (Decrease)
Net Revenues	-	-	-
Cost of Revenues	-	-	-
Warrant Expense	2,956,804	411,671	2,545,133
General & Administrative Expense	243,787	95,215	148,572
Other Income (Expense)	11,793	(1,808)	13,601
Income (Loss) from Operations	(3,188,798)	(508,694)	(2,680,104)

Net Income (Loss)	(3,188,798)	(508,694)	(2,680,104)

The Company had no net revenues from continuing operations in the six months ended March 31, 2010. The Company’s products are in the development stage.

The Company also had no cost of revenue from continuing operations in the six months ended March 31, 2010.

General and administrative expenses from continuing operations increased from $95,215 in the six months ended March, 31, 2009 to $243,787 in 2010 as the Company has started development of the products that it has acquired over the prior twelve months. Included in expenses from continuing operations during the six months ended March 31, 2010 were professional and patent fees of $218,825.

During the six months ended March 31, 2010, the Company issued 5,583,336 warrants in accordance with the warrant agreements to those holders of warrants that were exercised during the period at $0.18.  The Company used the Black Scholes option pricing model to calculate the fair market value of these warrants resulting in a calculated fair value of $2,868,242 in warrant expense associated with this issuance.  Additionally, the Company issued 236,000 warrants for services rendered to the Company.  In conjunction with this issuance, the Company recognized $88,562 in consulting expense.

For the six months ended March 31, 2010, the Company recognized net loss of $3,188,798 from continuing operations compared to a loss of $508,694 for the same period in 2009. Excluding the non cash expense for the value of warrants granted during the period, the net loss would have been $231,994 for the six month periods ended March 31, 2010.

ITEM 3.  QUANTITATIVE AND QULITATIVE RISK

Market risk represents the risk of loss arising from adverse changes in interest rates and foreign exchange rates.  The Company does not have any material exposure to interest rate or exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, including the chief executive officer and chief financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud that could occur. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Disclosure Controls and Procedures

The Company’s management, including the chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). The Company’s management, including the chief executive officer and chief financial officer, has evaluated our disclosure controls and procedures as of the period ended March 31, 2010 and, due to no audit committee, has concluded that they are currently ineffective. The Company plans to establish an audit committee if it is able to obtain additional financing needed to sustain its business plan.  See “Risk Factors” in the Form 10-K/A.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting in connection with the evaluation required under paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended  March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is aware that under the rules of the SEC, it will be required to establish a Sarbanes-Oxley (SOX) compliant independent audit committee, develop internal financial review, and include an auditor attestation report on internal control over financial reporting when it files its annual report for fiscal year ending September 30, 2010.

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our management is not aware of any significant litigation, pending or threatened, that would have a significant adverse effect on our financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 15, 2010, the Company completed a $1,005,000 financing in which the Company sold 5,583,336 shares of common stock, with 5,583,336 warrants attached as inducement to holders of the Series F warrants, who exercised previously held warrants at $0.18 per warrant. The new warrants have a 5 year expiration period and are exercisable to purchase common stock at $0.55 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. REMOVED AND RESERVED.

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Material Contract, 2009 Employee Stock Options Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OHR PHARMACEUTICAL, INC.

Date May 17, 2010	By:	/s/ Irach Taraporewala
Name Irach Taraporewala
Title Chief Executive Officer