Form 10-Q
period 2010-06-30
Ohr Pharmaceutical Inc
filed 2010-08-13
CIK 1173281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number:  333-88480

OHR PHARMACEUTICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	90-0577933
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

489 Fifth Avenue 28th Floor
New York, NY 10017
(Address of principal executive offices)

(212) 682-8452
(Registrant’s telephone number, including area code)

 (Former name, former address, and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑        No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 35,452,580 shares of Common Stock outstanding as of August 13, 2010.

OHR PHARMACEUTICAL, INC.

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

OHR PHARMACEUTICAL, INC
( A Development Stage Company)
Balance Sheets

ASSETS	June 30, 2010	September 30, 2009
CURRENT ASSETS	(Unaudited)

Cash	$599,801	$345,604
Prepaid expenses	27,211	-
Security deposits	85,025	85,025

Total Current Assets	712,037	430,629

OTHER ASSETS

Patent costs	800,000	800,000

TOTAL ASSETS	$1,512,037	$1,230,629

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$157,007	$157,956
Short-term notes payable	16,524	-
Convertible debentures	-	180,000

Total Current Liabilities	173,531	337,956

LONG-TERM LIABILITIES
Convertible debenture-long term	48,832	279,988
Stock warrant derivative liability	2,727,273	-

Total Long-term Liabilities	2,776,105	279,988

TOTAL LIABILITIES	2,949,636	617,944

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, Series B; 15,000,000 shares authorized,
at $0.0001 par value, 5,583,336 and 5,583,336 shares
issued and outstanding, respectively	558	558
Common stock; 180,000,000 shares authorized,
at $0.0001 par value, 35,402,580 and 25,247,006
shares issued and outstanding, respectively	3,541	2,525
Additional paid-in capital	24,392,075	23,077,972
Accumulated deficit	(21,628,748)	(21,628,748)
Deficit accumulated during the development stage	(4,205,025)	(839,622)

Total Stockholders' Equity (Deficit)	(1,437,599)	612,685
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$1,512,037	$1,230,629

The accompanying  notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,		From Inception of the Development Stage on October 1, 2007 Through June 30,
	2010	2009	2010	2009	2010
REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES

Warrant expense	-	-	2,868,242	-	3,667,217
General and administrative	354,593	216,583	686,943	724,117	1,487,492

Total Operating Expenses	354,593	216,583	3,555,185	724,117	5,154,709

OPERATING LOSS	(354,593)	(216,583)	(3,555,185	(724,117)	(5,154,709)

OTHER INCOME AND EXPENSE

Gain (loss) on foreign currency	(312)	1,312	(312	1,312	2,284
Interest income	98	-	259	438	259
Interest expense	(2,495)	(13,712)	(19,288	(15,520)	(45,085)
Gain on settlement of debt	32,539	-	49,559	-	114,003
Gain on derivative liability	140,969	-	140,969	-	140,969
Other income and expense	7,189	-	18,595	-	58,841

Total Other Income and Expense	177,988	(12,400)	189,782	(13,770)	271,271

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(176,605)	(228,983)	(3,365,403	(737,887)	(4,883,438)

PROVISION FOR INCOME TAXES	-	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(176,605)	(228,983)	(3,365,403	(737,887)	(4,883,438)
DISCONTINUED OPERATIONS
Income from discontinued operations (including gain on disposal of $606)	-	-	-	-	678,413
Income tax benefit	-	-	-	-	-

GAIN ON DISCONTINUED OPERATIONS	-	-	-	-	678,413

NET LOSS	$(176,605)	$(228,983)	$(3,365,403	$(737,887)	$(4,205,025)

BASIC LOSS PER SHARE
Continuing operations	$(0.00)	$(0.01)	$(0.11	$(0.03)
Discontinued operations	0.00	0.00	0.00	0.00
	$(0.00)	$(0.01)	$(0.11	$(0.03)
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
BASIC AND DILUTED	35,379,778	25,247,006	31,742,119	25,247,006

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
 (Unaudited)

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Deficit Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	(Deficit)

Balance, September 30, 2008	-	$-	25,247,006	$2,525	$21,634,591	$(21,628,748)	$24,827	$33,195

Fair value of warrants granted to employees	-	-	-	-	411,860	-	-	411,860

Preferred stock issued for cash	5,583,336	558	-	-	348,442	-	-	349,000

Warrants issued for in conjunction with preferred stock offering	-	-	-	-	656,000	-	-	656,000

Fair value of warrants granted	-	-	-	-	27,079	-	-	27,079

Net loss for the year ended September 30, 2009	-	-	-	-	-	-	(864,449)	(864,449)

Balance, September 30, 2009	5,583,336	558	25,247,006	2,525	23,077,972	(21,628,748)	(839,622)	612,685

Fair value of warrants granted	-	-	-	-	92,553	-	-	92,553

Fair value of employee stock options					207,566	-	-	207,566

Exercise of warrants for cash at $0.18 per share	-	-	5,583,336	558	1,004,442	-	-	1,005,000

Exercise of cashless warrants	-	-	4,547,238	455	(455)	-	-	-

Conversion of convertible debenture at $0.40 per share	-	-	25,000	3	9,997	-	-	10,000

Net loss for the nine months ended June 30, 2010	-	-	-	-	-	-	(3,365,403)	(3,365,403)

Balance, June 30, 2010	5,583,336	$558	35,402,580	$3,541	$24,392,075	$(21,628,748)	$(4,205,025)	$(1,437,599)

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Months June 30,		From Inception of the Development Stage on October 1, 2007 Through June 30,
	2010	2009	2010

OPERATING ACTIVITIES
Net income (loss)	$(3,365,403)	$(737,887)	$(4,205,025)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Discontinued operations	-	-	(678,413)
Fair value of warrants issued for services	3,164,370	438,939	3,874,793
Gain on extinguishment of debt	(49,559)	-	(49,559)
Gain on derivative liability	(140,969)	-	(140,969)
Changes in operating assets and liabilities
Change in prepaid expenses and deposits	(27,211)	-	(26,791)
Change in accounts payable and accrued expenses	52,601	(6,596)	(74,866)

Net Cash (Used in) Operating Activities	(366,171)	(305,544)	(1,300,830)

INVESTING ACTIVITIES

Purchase of patents and other intellectual property	-	(107,953)	(300,000)
Discontinued operations	-	-	418,000

Net Cash (Used In) Provided by Investing Activities	-	(107,953)	118,000

FINANCING ACTIVITIES

Sale of preferred stock and warrants	-	1,005,000	1,005,000
Proceeds of warrants exercised for cash	1,005,000	-	1,005,000
Proceeds from related party payables	-	124,953	125,453
Repayments of related party payables	-	(119,953)	(125,453)
Proceeds from short-term notes payable	24,500	-	24,500
Repayments of short-term notes payable	(7,976)	-	(7,976)
Repayment of convertible debentures	(401,156)	(37,538)	(441,168)

Net Cash Provided by Financing Activities	620,368	972,462	1,585,356

NET INCREASE IN CASH	254,197	558,965	402,526
CASH AT BEGINNING OF PERIOD	345,604	95,782	197,275

CASH AT END OF PERIOD	$599,801	$654,747	$599,801

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$30,963	$-	$44,963
Income Taxes	-	-	-

NON CASH FINANCING ACTIVITIES:
Transfer of investment for dividends payable	$-	$-	$186,000
Purchase of patents for debenture	-	500,000	500,000
Conversion of debenture	10,000	-	10,000

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and September 30, 2009
(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2009 audited financial statements.  The results of operations for the period ended June 30, 2010 is not necessarily indicative of the operating results for the full year.

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
June 30, 2010 and September 30, 2009
(Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 4 – PATENT COSTS

Patent costs represent the capitalized purchase price of assets acquired in the secured party sale as part of the Company’s previously announced strategy to create a rollup of undervalued biotechnology companies and assets.  As of June 30, 2010, the Company had purchased $800,000 worth of biotechnology patents and other intellectual property.  In these acquisitions, the Company used approximately $300,000 in cash and issued a $500,000 convertible debenture for the remainder of the cost which is secured by the acquired assets.

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

During the nine months ended June 30, 2010, the Company paid $30,181 in interest and $401,156 in principal on the convertible debt, respectively.   On June 23, 2010 the holder of the note converted $10,000 of principal into 25,000 shares of the Company’s common stock at $0.40 per share.  The balance of the convertible note as of June 30, 2010 was $48,832.  Accrued interest as of June 30, 2010 totaled $2,851.

NOTE 6 – CAPITAL STOCK

On June 3, 2009, the Company sold $1,005,000 in securities in a private placement, comprised of 5,583,336 shares of Series B Convertible Preferred Stock and 11, 116,672 Common Stock purchase warrants exercisable at a price of $0.18 per share.

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

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and September 30, 2009
(Unaudited)

NOTE 6 – CAPITAL STOCK (CONTINUED)

On January 15, 2010 the Company issued 5,583,336 warrants in accordance with the warrant agreements to those holders of warrants that were exercised during the period at $0.18.  The Company used the Black-Scholes option pricing model to calculate the fair market value of these warrants.  Using the assumptions in the table below, the Company calculated a fair value of $0.51 per warrant and recognized $2,868,242 in warrant expense associated with this issuance.

Stock Price at Valuation Date	$0.52
Exercise (Strike) Price	$0.55
Dividend Yield	0.00%
Years to Maturity	5.00
Risk-free Rate	1.35%
Volatility	270%

In accordance with ASC 815, the Company has classified these warrants as a derivative liability on the Company’s financial statements.  ASC 815 requires Company management to assess the fair market value of the warrants at each reporting period and recognize any change in the fair market value of the warrants as another income or expense item.  At June 30, 2010, the Company revalued the warrants using the Black-Scholes option pricing model and determined that the Company’s liability associated with this derivative liability decreased by $140,969 to $2,727,273.  The Company recognized a corresponding gain on derivative liability in conjunction with this revaluation.

On April 9, 2010 the Company granted 10,000 warrants as payment for an outstanding accounts payable balance.  The Company used the Black-Scholes option pricing model to calculate the fair market value of these warrants.  Using the assumptions in the table below, the Company calculated a fair value of $0.40 per warrant.

Stock Price at Valuation Date	$0.40
Exercise (Strike) Price	$0.55
Dividend Yield	0.00%
Years to Maturity	5.00
Risk-free Rate	1.35%
Volatility	277%

On April 12, 2010 the Company granted 1,000,000 warrants to employees as part of its 2009 stock option plan.  The Company used the Black-Scholes option pricing model to calculate the fair market value of these warrants.  Using the assumptions in the table below, the Company calculated a fair value of $0.40 per warrant. Of the 1,000,000 options issued, 520,000 vested upon issuance and the remaining 480,000 will vest over the 5 year life of the options.  Accordingly, the Company recognized compensation expense of $207,566 for the vested options.

Stock Price at Valuation Date	$0.40
Exercise (Strike) Price	$0.50
Dividend Yield	0.00%
Years to Maturity	5.00
Risk-free Rate	2.60%
Volatility	277%

 OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and September 30, 2009
(Unaudited)

NOTE 6 – CAPITAL STOCK (CONTINUED)

On June 23, 2010 the holder of the convertible debenture elected to convert $10,000 of the remaining principal balance into 25,000 shares of Common Stock at $0.40 per share pursuant to the conversion rights of the note.

NOTE 7 – SUBSEQUENT EVENTS

On August 5, 2010 the Company issued 50,000 shares of its common stock to a consultant for services to be provided to the Company.

On June 22, 2010 the Company authorized the issuance of 93,000 warrants to be issued for services to be provided to the Company.  Of these authorized warrants, 90,000 were issued on June 23, 2010 once the contract for services was finalized.  As of August 13, 2010, the remaining 3,000 warrants had yet to be issued as the services have not yet been completed.

In accordance with ASC 855, management evaluated subsequent events through the date these financial statements were issued and determined that the Company had no additional material subsequent events to report.

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

History and Recent Events

Ohr Pharmaceutical, Inc. (“we”, “Ohr”, the “Company” or the “Registrant”) is a Delaware corporation that was organized on August 4, 2009, as successor to, BBM Holdings, Inc., (formerly Prime Resource, Inc., which was organized March 29, 2002) pursuant to a reincorporation merger. The reincorporation merger did not result in any material change in our business, offices, facilities, assets, liabilities, obligations or net worth, or our directors, officers or employees.

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

Product Pipeline

OHR/AVR118

OHR/AVR118 is a novel immunomodulator with a singular chemical structure that is terminally sterilized and endotoxin-free.  The compound is composed of two small peptides, Peptide A, that is 31 amino acids long, and Peptide B, that is 21 amino acids long. Peptide B is unique in that the dinucleotide, diadenosine, is covalently attached to serine at position 18 through a phosphodiester bond. OHR/AVR118 is quite stable and has a very favorable safety profile both in animal toxicity studies and in human clinical trials.

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

In Phase II trials, in which no drug-related ocular or systemic effects were observed, stabilization or improvement in visual activity was observed in the vast majority of patients, with both early and advanced lesions responding. In a significant number of patients in whom the more foregone AMD-affected eye was not a candidate for therapy with the currently approved wet-AMD drug therapy, the administration of Squalamine produced beneficial effects in the more foregone otherwise non-treatable AMD-affected “fellow” eye as well.  As opposed to the current approved standard of therapy, Evizon® does not require direct injection into the eye.  In addition, Evizon®’s novel mechanism of action avoids the systemic and ophthalmic side effects associated with intraocular injections of anti-vascular endothelial growth factor (VEGF) antibodies.

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

We seek to advance our two lead products through later stage clinical trials as well as developing some of our earlier stage products and indications that we are moving forward with minimal capital outlay. We have also started a new initiative to seek and implement strategic alternatives with respect to our products, including licenses, business collaborations and other business combinations or transactions with other pharmaceutical and biotechnology companies.  From time to time, we may engage in discussions with third parties regarding the licensure, sale or acquisition of our products and technologies or a merger or sale of the Company; however we currently do not have plans to enter into such a transaction and there is no assurance that the Company will complete such a transaction.

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

Liquidity and Sources of Capital

The Company has insufficient capital to pay for development of its pharmaceutical compounds and ongoing reporting and minimal operating expenses as previously described.

As of June 30, 2010, the Company had cash of $599,801, prepaid expenses of $27,211 and security deposits of $85,025. The Company had current liabilities of $173,531.  This translates to total working capital of $538,506, which means that our cash reserves are not adequate to fund operations after January 2011.  We do not have any source of revenues as of June 30, 2010 and expect to rely on additional financing.  The Company plans to seek private capital through the sale of additional restricted stock or borrowing either from principal shareholders or private parties; however we currently do not have plans to enter into such a transaction and there is no assurance that the Company will complete such a transaction.

In view of the lack of financing plans, the Company may be obliged to discontinue operations, which will adversely affect the value of its common stock. See “Risk Factors” in the Form 10-K/A.

Significant Subsequent Events

On August 5, 2010 the Company issued 50,000 shares of its common stock to a consultant for services to be provided to the Company.

On June 22, 2010 the Company authorized the issuance of 93,000 warrants to be issued for services to be provided to the Company.  Of these authorized warrants, 90,000 were issued on June 23, 2010 once the contract for services was finalized.  As of August 13, 2010 the remaining 3,000 warrants had yet to be issued as the services have not yet been completed.

  Results of Operations

  Three Months Ended June 30, 2010

Three months ended June 30, 2010 compared to the three months ended June 30, 2009.Results of operations for the three months ended June 30, 2010 reflect the following changes from the prior period.

	Three Month Period Ended June 30
	2010	2009	Increase (Decrease)
Net Revenues	-	-	-
Cost of Revenues	-	-	-
General & Administrative Expense	$354,593	$216,583	$138,010
Other Income (Expense)	$177,988	($12,400)	$190,388
Income (Loss) from Operations	($176,605)	($228,983)	$52,378

Net Income (Loss)	($176,605)	($228,983)	$52,378

The Company had no net revenues from continuing operations in the three months ended June 30, 2010. The Company’s products are in the development stage.

The Company also had no cost of revenue from continuing operations in the three months ended June 30, 2010.

General and administrative expenses from continuing operations increased as noted above due to the fact that the Company has started development of the products that it has acquired over the prior twelve months. Included in expenses from continuing operations during the three months ended June 30, 2010 were professional fees and patent fees of $89,032 and expense related to the issuance of stock options of $207,566.

For the three months ended June 30, 2010, the Company recognized net loss of $176,605 from continuing operations compared to a loss of $228,983 for the same period in 2009. Included in this loss is a non-cash gain from the decrease in fair value of the Company’s derivative liabilities.

The Company issued 1,000,000 options pursuant to the Company’s employee stock option plan.  As of June 30, 2010 520,000 options had vested. In conjunction with this issuance, the Company recognized $207,566 in stock option expense for vested options.

Excluding the non cash gain and the non cash expenses resulting from options issued during the period, the net loss would have been $119,008 for the three month period ended June 30, 2010.

NineMonths Ended June 30, 2010

Nine months ended June 30, 2010 compared to the nine months ended June 30, 2009.  Results of operations for the nine months ended June 30, 2009 reflect the following changes from the prior period.

	Nine Months Period Ended June 30
	2010	2009	Increase (Decrease)
Net Revenues	-	-	-
Cost of Revenues	-	-	-
Warrant Expense	$2,868,242	-	$2,868,242
General & Administrative Expense	$686,943	$724,117	($37,174)
Other Income (Expense)	$189,782	($13,770)	$203,552
Income (Loss) from Operations	($3,365,403)	($737,887)	($2,627,516)

Net Income (Loss)	($3,365,403)	($737,887)	($2,627,516)

The Company had no net revenues from continuing operations in the nine months ended June 30, 2010. The Company’s products are in the development stage.

The Company also had no cost of revenue from continuing operations in the nine months ended June 30, 2010.

General and administrative expenses from continuing operations increased as noted above due to the fact that the Company has started development of the products that it has acquired over the prior twelve months. Included in expenses from continuing operations during the nine months ended June 30, 2010 were professional and patent fees of $251,985.

During the nine months ended June 30, 2010, the Company issued 5,583,336 warrants in accordance with the warrant agreements to those holders of warrants that were exercised during the period at $0.18.  The Company used the Black Scholes option pricing model to calculate the fair market value of these warrants resulting in a calculated fair value of $2,868,242 in warrant expense associated with this issuance.  Additionally, the Company issued 236,000 warrants for services rendered to the Company.  In conjunction with this issuance, the Company recognized $88,562 in consulting expense.

The Company issued 1,000,000 options pursuant to the Company’s employee stock option plan.  As of June 30, 2010 520,000 options had vested. In conjunction with this issuance, the Company recognized $207,566 in stock option expense for vested options.

For the nine months ended June 30, 2010, the Company recognized net loss of $3,365,403 from continuing operations compared to a loss of $737,887 for the same period in 2009. Excluding the non cash gain and the non cash expenses resulting from options issued during the period, the net loss would have been $342,002 for the nine month period ended June 30, 2010.

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

Disclosure Controls and Procedures

The Company’s management, including the chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). The Company’s management, including the chief executive officer and chief financial officer, has evaluated our disclosure controls and procedures as of the period ended June 30 2010 and, since the Company has no audit committee, has concluded that they are currently ineffective. The Company plans to establish an audit committee if it is able to obtain additional financing needed to sustain its business plan.  See “Risk Factors” in the Form 10-K/A.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in connection with the evaluation required under paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended  June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is aware that under the rules of the SEC, it will be required to establish a Sarbanes-Oxleycompliant independent audit committee, develop internal financial review, and include an auditor attestation report on internal control over financial reporting when it files its annual report for fiscal year ending September 30, 2010.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Our management is not aware of any significant litigation, pending or threatened, that would have a significant adverse effect on our financial position or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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