Form 10-K
period 2010-09-30
Ohr Pharmaceutical Inc
filed 2011-01-13
CIK 1173281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
———————
FORM 10-K
———————

(Mark One)
☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to __________.

Commission File No: 333-88480

———————
OHR PHARMACEUTICAL, INC.
(Exact Name of Registrant as Specified in its Charter)
———————

Delaware	90-0577933
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

489 5th Ave., 28th Floor
New York, NY 10017
(Address of Principal Executive Offices)

212-682-8452
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold at March  31, 2010 was $12,688,369. For purposes of this disclosure, shares of common stock held by persons who hold more that 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. The determination of executive officers or affiliate status is not necessarily a conclusive determination for other purposes.

At January 13, 2011, the registrant had 39,702,580 shares of Common Stock outstanding.

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

The Company is a biotechnology rollup company currently focused on development of the Company’s previously acquired compounds. With the addition of our executive management team in April 2010, we have shifted our strategy accordingly to focus on the development of our two later stage lead products, OHR/AVR118 for the treatment of cancer cachexia (multi-symptom wasting disorder), and Evizon® (Squalamine) for the treatment of the wet form of age-related macular degeneration. We acquired OHR/AVR118 in a secured party sale and Evizon®(Squalamine) from the Genaera Liquidating Trust as part of the Company’s previous strategy to create a rollup of undervalued biotechnology companies and assets.

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

The Company acquired OHR/AVR118 and related assets in a secured party sale with $100,000 in cash and $500,000 principal amount of 11% convertible secured non-recourse debenture due June 20, 2011  convertible into common stock at $0.40 per share (the “Convertible Debenture”). The Convertible Debenture was repaid on December 29, 2010. The cash portion of the purchase price was financed by short-term loans from an affiliate of Orin Hirschman and another current shareholder, which were repaid June 3, 2009.

On August 19, 2009, the Company completed the acquisition of Squalamine, Trodusquemine and related compounds from Genaera Liquidating Trust. The Company paid $200,000 in cash for the compounds.

On April 12, 2010, Dr. Irach Taraporewala was hired as the Company’s full-time CEO and Sam Backenroth was hired as the Company’s Vice President of Business Development and Interim CFO. In connection with their employment, Mr. Limpert resigned as an officer of the Company.

Historical

The Registrant under its former name “Prime Resource, Inc.” completed a public offering of 150,000 shares of its Common Stock in July 2002. Historically, Prime Resource, Inc. was primarily engaged in group insurance brokerage as well as investment and pension consulting, through its wholly-owned subsidiaries, Belsen Getty, LLC and Fringe Benefit Analysts, LLC.

On April 30, 2006, Prime Resource, Inc. transferred substantially all of its assets, essentially becoming a “shell company” without any active business purpose or active business assets. On March 22, 2007, the Registrant changed its name to “BBM Holdings, Inc.” (BBM). On March 30, 2007 (the "Effective Date"), Prime Acquisition, Inc., a wholly-owned subsidiary of the Registrant, merged with and into Broadband Maritime, Inc. (“Broadband”), a company providing broadband internet service and international telephone service for the maritime industry. On June 5, 2007, the Registrant announced that it ceased operations and reduced employment to a small residual force.

As of April 30, 2006, substantially all the assets (other than approximately $35,000 of cash or other liquid assets and common stock and warrants to purchase common stock of Lightspace Corporation  (the "Lightspace Securities"), having an approximate value of $372,000 as of September 30, 2006) and liabilities of Prime Resource, Inc. were transferred to a private business entity controlled by the principal shareholders of Prime Resource, Inc. (pre-Merger) in exchange for a reduction in the number of the Registrant's shares held by such shareholders and other consideration.

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

In connection with the Merger, the Articles of Incorporation of the Registrant were amended on March 22, 2007, to (1) change its name to "BBM Holdings, Inc." and (2) increase the total authorized capital stock of the Registrant to 60,000,000 shares, of which 50,000,000 shares were designated common stock, no par value, and 10,000,000 shares were designated preferred stock, no par value, of which 1,454,090 shares of the Preferred Stock were designated Series A Preferred Stock (the "Series A Stock"). Prior to the Merger, the Registrant paid a dividend of one share of Series A Stock per share of Common Stock outstanding. Each share of Series A Stock represents the right to exchange such share for a pro rata share (among the issued and outstanding Series A Stock) of whatever right, title and interest is held in the  Lightspace Securities.. This prorata distribution of the Lightspace Securities took place on June 30, 2008 and the Series A Stock was cancelled.

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

On March 19, 2009, the Company acquired in a secured party sale all the patents, related intellectual property, clinical data and other assets related to AVR118 (renamed OHR/AVR118). OHR/AVR118 is in an ongoing Phase II trial for the treatment of cachexia. The Company also exercised its option to acquire the new technology and early stage pharmaceutical compounds from Dr. S. Z. Hirschman, who joined the Company as a consultant and Chief Scientific Advisor.

The Company acquired the assets in the secured party sale with $100,000 in cash and by issuing a $500,000 principal amount 11% convertible secured non-recourse debenture due June 20, 2011, and convertible at $0.40 per share (the “Convertible Debenture”). The Convertible Debenture is secured by the acquired assets. The cash portion of the purchase price was financed by short-term loans from an affiliate of Orin Hirschman, a director of the Company, and another current shareholder. The Convertible Debenture was paid in full on December 29, 2010.

On June 3, 2009, the Company completed a $1,005,000 financing in which the Company sold 5,583,336 series B preferred shares with 5,583,336 Series G Warrants and 5,583,336 Series F Warrants attached. Each share of preferred stock has the same voting rights of common shareholders and has a conversion feature where series B preferred shares can be converted into common shares at the conversion rate of 1 to 1. Warrants included in each unit sold have a 5 year term with a strike price of $0.18.

On August 19, 2009, the Company completed the acquisition of Squalamine, Trodusquemine and related compounds from Genaera Liquidating Trust. The Company paid $200,000 in cash for the compounds.

On December 15, 2009, investors exercised 5,583,336 Series G warrants via a cashless exchange for 4,547,238 shares of the Company’s common stock.

On January 15, 2010, the Company completed a $1,005,000 financing in which the company issued 5,583,336 common shares to holders of the series F Warrants who exercised their warrants at an exercise price of $0.18. Additionally, as an inducement to the holders to exercise the Warrants, the Company issued 5,583,336 Series H warrants to the Series F warrant holders who exercised their Series F warrants. The Series H Warrants have a 5 year term with a strike price of $0.55.

On April 12, 2010 the Company hired Dr. Irach Taraporewala as CEO and Sam Backenroth as Vice President of Business Development and Interim CFO. In connection with the new hires, Andrew Limpert resigned as an officer of the Company.

On December 30, 2010 the Company sold 4,200,000 shares of common stock to a group of institutional and accredited investors for gross proceeds of $1,050,000. In addition, the investors received 2,520,000 five year warrants to purchase common stock at an exercise price of $0.55 per share.

Until the Company is able to generate significant revenue from its principal operations, it will remain classified as a development stage company. The Company can give no future assurance that it will be successful in such efforts or that its limited operating funds will be adequate to continue the Company as a public company, nor is there any assurance of any additional funding being available to the Company. Our independent accountants have qualified their audit report by expressing doubt about the Company’s ability to continue as a “going concern.”

Product Pipeline

OHR/AVR118

OHR/AVR118 is a novel immunomodulator with a singular chemical structure that is terminally sterilized and endotoxin-free.  The compound is composed of two small peptides, Peptide A, that is 31 amino acids long, and Peptide B, which is 21 amino acids long. Peptide B is unique in that the dinucleotide, diadenosine, is covalently attached to serine at position 18 through a phosphodiester bond. OHR/AVR118 is quite stable and has a very favorable safety profile both in animal toxicity studies and in human clinical trials.

Ohr is currently conducting a Phase II clinical trial of OHR/AVR 118 for the treatment of cancer cachexia at a leading cancer center in Canada. Cancer cachexia is a severe wasting disorder characterized by weight loss, muscle atrophy, fatigue, weakness, and significant loss of appetite. This disorder is often seen in late stage cancer patients. OHR/AVR118 has also shown to have chemoprotective effects, thus potentially allowing patients to better tolerate chemotherapy and radiation as well as more intensive treatment regimens with ordinary toxic chemotherapeutic agents, while maintaining body weight and avoiding other side effects. There is currently no FDA approved drug for the treatment of cancer cachexia. The company presented interim data on this current trial at the annual conference of the Society of Cachexia and Wasting Disorders in Barcelona, Spain in December 2009.

Squalamine

Squalamine is a systemic intracellular, anti-angiogenic drug with a novel mechanism of action. Its ophthalmic formulation, Evizon®, has been evaluated against the wet form of age-related macular degeneration (“wet-AMD”), a leading cause of blindness in the elderly, which affects over 200,000 new patients a year in the US alone.

In Phase II trials, in which no drug-related ocular or systemic effects were observed, stabilization or improvement in visual activity was observed in the vast majority of patients, with both early and advanced lesions responding. In a significant number of patients that had a more advanced wet AMD-affected eye (“fellow eye”), who were not candidates for therapy with the currently approved wet-AMD drug therapy, the administration of Squalamine produced beneficial effects in this non-treatable AMD-affected fellow eye as well.  As opposed to the current approved standard of therapy, Evizon® does not require direct injection into the eye.  In addition, Evizon®’s novel mechanism of action avoids the systemic and ophthalmic side effects associated with intravitreal injections of anti-vascular endothelial growth factor (“VEGF”) antibodies.

Additionally, because of its potent anti-angiogenic effects and secondary mechanisms of action, Squalamine also shows promise in the treatment of solid tumors such as ovarian cancer. In a concluded Phase IIa study, patients with stage III and IV refractory and resistant ovarian cancer received Squalamine in conjunction with another chemotherapeutic agent with approximately two thirds of the patients achieving a complete response, partial response or stable disease. In 2001, Squalamine was awarded Orphan Drug Status by the Food and Drug Administration (“FDA”) for the treatment of late stage refractory and  resistant ovarian cancer. Because of funding constraints, Ohr is seeking a development partner to further advance development of this indication.

Ohr also owns various other compounds in earlier stages of development that it will seek to develop further through a strategic partnership or on a sponsored basis.

As consideration for Dr. Hirschman for the sale of the pre-clinical compounds, the Company issued to Dr. Hirschman, a five-year warrant, issuable on the closing of the acquisition, exercisable for up to 5,000,000 shares of the Company’s Stock at an initial exercise price of $.50 per share (the “Hirschman Warrant”) and entered into a certain Registration Rights Agreement, which provides for certain registration rights in connection with the shares of the Company’s Common Stock issuable upon exercise of the Hirschman Warrant (the “Registration Rights Agreement”). Dr. Hirschman is the father of Orin Hirschman, a beneficial owner through AIGH Investment Partners, LLC of approximately 13.89% of the outstanding Common Stock of the Company.

Reincorporation

On August 3, 2009 the Company merged with and into its subsidiary, Ohr Pharmaceutical, Inc. (“Ohr”). Under the terms of the merger agreement, Ohr became the surviving corporation in the merger. Each outstanding share of BBM common stock was converted into one share of Ohr common stock. Each outstanding share of BBM Series B convertible preferred stock was converted into one share of Ohr Series B convertible preferred stock. Additionally, all outstanding BBM options and warrants were assumed and converted into equivalent Ohr warrants or options and maintained substantially identical terms. Finally, each outstanding share of Ohr stock owned by BBM immediately prior to the effective date of the merger ceased to be outstanding and was cancelled and retired.

Material Subsequent Events

On October 29, 2010 the Company was awarded a $244,479 grant under the IRS Qualifying Therapeutic Discovery Project (QTDP) program, which was created by Congress as part of the Patient Protection and Affordable Care Act of 2010. The Company will use the grant, which will be paid over the next 12 months, to advance the development of its lead program, OHR/AVR 118 for the treatment of cancer cachexia, currently being investigated in a phase II trial.

On December 14, 2010 the Company announced the opening of a new clinical site for its ongoing Phase II clinical trial to investigate the efficacy of OHR/AVR118 for the treatment of cancer cachexia at the Ottawa Hospital Centre.

On December 29, 2010  the Company paid $54,740.01 on the secured convertible debenture to YA Global Investments. The amount represents the full repayment of all outstanding principal and interest on the debenture. In accordance with the terms of the Debenture and Security Agreement, YA Global Investments has released all liens and claims against the Company.

On December 30, 2010 the Company sold 4,200,000 shares of common stock to a group of institutional and accredited investors for gross proceeds of $1,050,000. In addition, the investors received 2,520,000 five year warrants to purchase common stock at an exercise price of $0.55 per share.

Competitive Factors

The pharmaceutical industry is characterized by intense competition and confidentiality. We may not be aware of the other biotechnology, pharmaceutical companies or public institutions that are developing pharmaceuticals that compete with our potential products. We also may not be aware of all the other competing products our known competitors are pursuing. In addition, these biotechnology companies and public institutions compete with us in recruiting for research personnel and subjects, which may affect our ability to complete our research studies. Current treatment of cachexia is limited to steroid based therapeutics and nutritional supplements but there are various other companies developing investigational drugs in Phase 1 and 2 trials for the treatment of cachexia. We cannot assure that none of them will get to market before us or that OHR/AVR118 will be a better treatment. Lucentis® is currently approved by the FDA for the treatment of wet-AMD. There is no assurance that we can get FDA approval for Squalamine for the treatment of wet-AMD, and if we get it, there is no assurance we will be able to displace Lucentis® as a treatment in a significant amount of patients. In addition there are various other companies with drugs in Phase 1, 2 and 3 trials for the treatment of wet-AMD. We cannot assure that none of them will get to market before us or that Squalamine will be a better treatment. See “Risk Factors” below.

Number of Persons Employed

At present, the Company has two full-time employees. On April 12, 2010, the Company hired Dr. Irach Taraporewala, CEO, and Sam Backenroth,Vice President of Business Development and Interim CFO. Andrew Limpert resigned as an officer of the Company upon the hiring of Dr. Taraporewala and Mr. Backenroth. Details about Dr. Taraporewala and Mr. Backenroth’s employment can be found in the Company’s Form 8K filed with the SEC on April 12, 2010.

Additionally, as discussed above, Dr. S. Z. Hirschman has been appointed as a consultant and Chief Scientific Advisor to the Company effective March 20, 2009. He provides scientific and strategic direction to the Company as it explores potential pharmaceutical partnerships and furthers the development of its pipeline of compounds.

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

Our independent registered public accounting firm’s report on our financial statements for the fiscal year ended September 30, 2010 includes an explanatory paragraph regarding our ability to continue as a going concern. Conducting our clinical trials will require significant cash expenditures and we do not have the funds necessary to complete all phases of our clinical trials nor do we currently have sufficient number of shares of capital stock authorized to sell securities to raise the capital to complete the trials required to continue or complete the development of our products, which raises substantial doubt about our ability to continue as a going concern.

Based on our current plans and capital resources, we believe that our cash and cash equivalents will be sufficient to enable us to meet our minimum planned operating needs through December 2011. Our ability to continue as a going concern will depend upon our ability to obtain debt or equity financing for funds to meet our cash requirements. No assurance can be given that debt or equity financing will be available. Concern about our ability to continue as a going concern may place additional constraints on operations and make it more difficult for us to meet our obligations or adversely affect the terms of possible funding. If our financial condition worsens and we become unable to attract additional equity or debt financing or other strategic transactions, we could become insolvent or be forced to declare bankruptcy.

We may not be able to raise additional capital on favorable terms, if at all, particularly with the current volatile market conditions.

We will need additional financing to further our drug development programs as well as future trials. In our capital-raising efforts, we may seek to sell additional equity or debt securities or obtain a bank credit facility. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. However, we may not be able to raise additional funds on acceptable terms, or at all. Given the current global economic climate, we may have more difficulty raising funds than we would during a period of economic stability. If we are unable to secure sufficient capital to fund our research and development activities, we may not be able to continue operations, or we may have to enter into collaboration agreements that could require us to share commercial rights to our products to a greater extent or at earlier stages in the drug development process than is currently intended. These collaborations, if consummated prior to proof-of-efficacy or safety of a given product candidate, could impair our ability to realize value from that product candidate. If our business does not generate the cash needed to finance our ongoing operations and therefore, we will likely need to continue to raise additional capital.

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

The process of obtaining FDA and other required regulatory approvals and clearances will require us to expend substantial time and capital. Despite the time and expense expended, regulatory approval is never guaranteed. The number of pre-clinical and clinical trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is in development for, and the requirements applicable to that particular drug candidate. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including that:

•	a drug candidate may not be shown to be safe or effective;

•	the FDA may not approve our manufacturing process;

•	the FDA may interpret data from pre-clinical and clinical trials in different ways than we do;

•	the FDA may not meet, or may extend, the Prescription Drug User Fee Act (“PDUFA”) date with respect to a particular New Drug Application (“NDA”);

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

If we do not raise additional funds, we will not be able to continue operations or complete the necessary clinical trials to complete development of OHR/AVR118 or our other products and will not be able to sell it anywhere.

We will not be able to sell OHR/AVR118 or our other products in the United States unless we submit, and the FDA approves, a new drug application, or NDA for each such product. We must conduct clinical trials of each of our products in humans before we submit an NDA. We do not have sufficient capital currently to complete the necessary trials to complete the development of OHR/AVR118 or any of our other therapeutic drug products.

It is possible that the results of clinical trials of OHR/AVR118 or our other products will not prove that they are safe and effective. It is also possible that the FDA will not approve the sale of any of our products in the United States if we submit an NDA for such product. It is not known at this time how later stage clinical trials will be conducted, if at all. Even if the data show that any of our products is safe and effective, obtaining approval of the NDA could take years and require financing of amounts not presently available to us.

Conducting the clinical trials of each of our products will require significant cash expenditures and we do not have the funds necessary to complete all phases of clinical trials for OHR/AVR118 or any other products. Our products may never be approved for commercial distribution by any country. Because our research and development expenses and clinical trial expenses will be charged against earnings for financial reporting purposes, we expect that losses from operations will continue to be incurred for the near future. We currently do not have sufficient funds to complete all phases of clinical trials of any of our products which are required to permit the commercial sale of such products.

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

We are highly dependent upon the principal members of our management team, especially our Chief Executive Officer, Dr. Irach Taraporewala, our Chief Scientific Advisor, Dr. S. Z. Hirschman, and Sam Backenroth, our Vice President of business development and interim CFO, as well as our directors, including Ira Greenstein, the Chairman of our Board of Directors. A loss of any of these personnel may have a material adverse effect on aspects of our business and clinical development and regulatory programs. We have employment agreements with Dr. Taraporewala and Mr. Backenroth, and a consulting agreement with Dr. Hirschman. Although these agreements include a non-competition covenant, the applicable noncompetition provisions can be difficult and costly to monitor and enforce. The loss of any of these persons’ services would adversely affect our ability to develop and market our products and obtain necessary regulatory approvals. Further, we do not maintain key-man life insurance.

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

We may acquire or make investments in complementary businesses, technologies, services or products which complement our biotech operations if appropriate opportunities arise. From time to time we engage in discussions and negotiations with companies regarding our acquiring or investing in such companies’ businesses, products, services or technologies, in the ordinary course of our business. We cannot be assured that we will be able to identify future suitable acquisition or investment candidates, or if we do identify suitable candidates, that we will be able to make such acquisitions or investments on commercially acceptable terms or at all. If we acquire or invest in another company, we could have difficulty in assimilating that company’s personnel, operations, technology and software. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in integrating the acquired products, services or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities would be dilutive to our existing stockholders. As of January 13, 2011, we had no agreement to enter into any material investment or acquisition transaction.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal controls over financial reporting. We continuously monitor our existing internal controls over financial reporting systems to confirm that they are compliant with Section 404, and we may identify deficiencies that we may not be able to remediate in time to meet the deadlines imposed by the Sarbanes-Oxley Act. This process may divert internal resources and will take a significant amount of time and effort to complete.

If, at any time, it is determined that we are not in compliance with Section 404, we may be required to implement new internal control procedures and reevaluate our financial reporting. We may experience higher than anticipated operating expenses as well as increased independent auditor fees during the implementation of these changes and thereafter. Further, we may need to hire additional qualified personnel. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the price of our common stock.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses, divert management’s attention from operating our business which could have a material adverse effect on our business.

There have been other changing laws, regulations and standards relating to corporate governance and public disclosure in addition to the Sarbanes-Oxley Act, as well as new regulations promulgated by the Commission and rules promulgated by the national securities exchanges. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Our board members, Chief Executive Officer, and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could have a material adverse effect on our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, we may incur additional expenses to comply with standards set by regulatory authorities or governing bodies which would have a material adverse effect on our business and results of operations.

ITEM 2	PROPERTIES

We do not currently lease or own any facilities for office space. Our offices are provided to us free of charge from an affiliate of Mr. Backenroth.

ITEM 3	LEGAL PROCEEDINGS

Neither OHR nor its property is a party to any pending legal proceedings.

ITEM 4	REMOVED AND RESERVED

 Part II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

OHR’s shares of common stock are quoted on the OTC Bulletin Board (OTCBB). Its trading symbol is OHRP. Following is a table of the quotation ranges (high and low trading prices) for its shares for OHR’s last two years.

	High	Low		High	Low		High	Low
FY 2011			FY 2010			FY 2009
October 1st – December 31st 2010	$0.30	$0.17	October 1st – December 31st 2009	$1.25	$0.25	October 1st – December 31st 2008	$0.80	$0.25
January 1st – January 13th, 2011	$0.30	$0.25	January 1st – March 31st 2010	$0.80	$0.32	January 1st – March 31st 2009	$0.80	$0.25
			April 1st – June 30th 2010	$0.80	$0.40	April 1st – June 30th 2009	$0.20	$0.20
			July 1st – September 30th 2010	$0.48	$0.15	July 1st – September 30th 2009	$0.49	$0.14

———————

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On June 3, 2009, the Company completed a $1,005,000 financing in which the Company sold 5,583,336 series B preferred shares with 5,583,336 Series G Warrants and 5,583,336 Series F Warrants attached. Each share of preferred stock has the same voting rights of common shareholders and has a conversion feature where series B preferred shares can be converted into common shares at the conversion rate of 1 to 1. Warrants included in each unit sold have a 5 year term with a strike price of $0.18.

Between October 29 and December 4, 2009, the Company issued a total of 236,000 warrants for services rendered to the Company.  In conjunction with this issuance, the Company recognized $88,562 in consulting expense.

On December 15, 2009, investors exercised 5,583,336 Series G warrants via a cashless exchange for 4,547,238 shares of the Company’s common stock.

On January 15, 2010, the Company completed a $1,005,000 financing in which the company issued 5,583,336 common shares to holders of the series F Warrants who exercised their warrants at an exercise price of $0.18. Additionally, as an inducement to the holders to exercise the Warrants, the Company issued 5,583,336 Series H warrants to the Series F warrant holders who exercised their Series F warrants.. The Series H Warrants have a 5 year term with a strike price of $0.55.

On April 9, 2010 the Company granted 10,000 warrants as payment for an outstanding accounts payable balance of $3,991.

On April 12, 2010 the Company hired Dr. Irach Taraporewala as CEO and Sam Backenroth as Vice President of Business Development and Interim CFO, and Andrew Limpert resigned as an officer of the Company.  Pursuant to the employee stock option plan plan adopted September 2009, Dr. Taraporewala received 800,000 options exercisable at $0.50 vesting over 4 years and Mr. Backenroth received 200,000 options exercisable at $0.50 vesting over 4 years. Further details about Dr. Taraporewala and Mr. Backenroth’s employment can be found in the Company’s Form 8-K filed with the SEC on April 12, 2010.

On June 22, 2010 the Company authorized the issuance of 93,000 warrants to be issued for services to be provided to the Company.  Of these authorized warrants, 90,000 were issued on June 23, 2010 once the contract for services was finalized. These warrants have a 5 year term with a strike price of $0.50. The remaining 3,000 warrants were issued September 2, 2010. These warrants have a 3 year term with a strike price of $0.50.  The combined value of these options is $41,129 and was expensed as research and development expense.

On August 5, 2010 the Company issued 50,000 shares of its common stock to a consultant for services to be provided to the Company.

On November 5, 2010 the Company issued 50,000 shares of its common stock to a consultant for services to be provided to the Company.

On December 30, 2010 the Company sold 4,200,000 shares of common stock to a group of institutional and accredited investors for gross proceeds of $1,050,000. In addition, the investors received 2,520,000 five year warrants to purchase common stock at an exercise price of $0.55 per share.

Stock Repurchase

OHR has not engaged in any stock repurchase transactions and no stock repurchase plan is currently in place.

ITEM 6	SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7	MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement

Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” and words of similar import, constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company’s financial and business prospects. These forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of such Act and with the intention of obtaining the benefits of the “safe harbor” provisions of such Act. The Company cautions investors that any forward-looking statements it makes are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. Any investment in our common stock involves a high degree of risk. For a general discussion of some of these risks in greater detail, see our “Risk Factors” on page 6 of this Annual Report.

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

For the fiscal year ended September 30, 2010, the Company had zero revenues and operating expenses of approximately $1,015,591.  The loss from operations was comprised of $254,021 in research and development costs with the remaining $761,570 being other general and administrative expenses.  During the same period, the Company recorded interest expense of $21,493, other income of $50,875, and a gain on derivative liabilities of $1,480,586. The net income from continuing operations for the year ended September 30, 2010 was $494,377.

For the year ended September 30, 2009 the Company realized no revenue, had operating expenses of $932,883, resulting in a loss from operations of $932,833.  The Company recognized interest expense of $25,797 and other income of $94,231 resulting in a net loss of $864,449 during the fiscal year ended September 30, 2009.

Net working capital reserves increased from the beginning of the 2010 fiscal year to the end by $107,951 from $92,673 to $200,624 primarily due to capital raised through the sale of convertible debentures decreased by the repayment of a substantial portion of the Company’s convertible debentures. At present, the Company has no bank line of credit or other fixed source of capital reserves. Should it need additional capitalization in the future, it will be primarily reliant upon private or public placement of its equities for which there can be no warranty or assurance that the Company may be successful in such efforts. The Company raised $1,050,000 through the private placement of its common stock and warrants in December 2010, and management believes the Company has sufficient capital to meet its planned operating needs through December 2011.

Results of Operations

As noted above, the Company had no revenues for fiscal year 2010, and does not reasonably anticipate that it will have revenues in fiscal year 2011. The operating expenses of the Company increased from fiscal year 2009 to 2010 by approximately $82,708.  A significant decrease in general and administrative expenses was offset by an increase in research and development costs incurred as ongoing development costs and testing efforts for its pharmaceutical products. The Company also saw a decrease in interest expense of $4,304 from 2009 due to payments of convertible debentures issued by the Company during 2009. The Company anticipates it will have higher expenditures in fiscal year 2011, including a full year of employee expenses, again without offsetting revenues.

Results of continuing operations for the year ended September 30, 2010 reflect the following changes from the prior period:

	2010	2009	Change
Revenues	$-	$-	$-
Cost of Revenues	-	-	-
Selling, General & Administrative Expenses	761,570	908,353	(146,783)
Research and Development	254,021	24,530	229,491
Loss from Operations	(1,015,591)	(932,883)	82,708
Other income and (expense)	1,509,968	68,434	1,441,534
Income (loss) from discontinued Operations	-	-	-
Net Income (loss)	$494,377	$(864,449)	$1,358,826

Until the Company experiences an increase in operations as it continues to implement its business plan, significant losses are expected to continue as the trend is reflected in the chart above.

Off-Balance Sheet Arrangements

The Company has not entered into any off-balance sheet arrangements of which it is aware.

Tabular Description of Principal Contracts

The Company is not engaged in any contract for sale or distribution of its product to date; and, therefore, does not have any specific disclosure under this heading.

Summary of Significant Events

On March 20, 2009, the Company acquired in a secured party sale all the patents, related intellectual property, clinical data and other assets related to AVR 118 (renamed OHR/AVR118). OHR/AVR118 is in an ongoing Phase II trial for the treatment of cachexia. The Company also exercised its option to acquire the new technology and early stage pharmaceutical compounds from Dr. S. Z. Hirschman, who joined the Company as a consultant and Chief Scientific Advisor.

The Company acquired the assets in the secured party sale with $100,000 in cash and by issuing a $500,000 principal amount 11% convertible secured non-recourse debenture due June 20, 2011, and convertible at $0.40 per share (the “Convertible Debenture”). The Convertible Debenture is secured by the acquired assets. As of September 30, 2010 the balance of the convertible note is $51,115. The cash portion of the purchase price was financed by short-term loans from an affiliate of Orin Hirschman, a director of the Company, and another current shareholder. The Convertible Debenture was paid in full on December 29, 2010.

 On June 3, 2009, the Company completed a financing in which the Company sold 5,583,336 series B preferred shares with 5,583,336 Series G Warrants and 5,583,336 Series F Warrants attached. Each share of preferred stock has the same voting rights of common shareholders and has a conversion feature where series B preferred shares can be converted into common shares at the conversion rate of 1 to 1. Warrants included in each unit sold have a 5 year term with a strike price of $0.18. The Company received $1,005,000 in cash in exchange for the units sold.

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

As a result of the merger, the Company is now known as Ohr Pharmaceutical, Inc.. It should be noted the merger was approved by majority shareholder consent and did not involve the issuance of any new shares. The merger did include an increase in authorized shares of common stock to 180,000,000 shares and preferred stock to 15,000,000 and assigned a par value of $0.0001 for each class of stock. OHR applied for a new trading symbol to reflect the name change and is now trading on a limited basis under the symbol OHRP.ob.

On August 19,, 2009 the Company completed the acquisition of Squalamine, Trodusquemine and related compounds from Geneara Liquidating Trust. The Company paid $200,000 in cash for the compounds.

On December 15, 2009, investors exercised 5,583,336 Series G warrants via a cashless exchange for 4,547,238 shares of the Company’s common stock.

On January 15, 2010, the Company completed a $1,005,000 financing in which the company issued 5,583,336 common shares to holders of the series F Warrants who exercised their warrants at an exercise price of $0.18. Additionally, as an inducement to the holders to exercise the Warrants, the Company issued 5,583,336 Series H warrants to the Series F warrant holders who exercised their Series F warrants.. The Series H Warrants have a 5 year term with a strike price of $0.55.

On April 12, 2010 the Company hired Dr. Irach Taraporewala as CEO and Sam Backenroth as Vice President of Business Development and Interim CFO, and Andrew Limpert resigned as an officer of the Company.  Pursuant to the employee stock option plan plan adopted September 2009, Dr. Taraporewala received 800,000 options exercisable at $0.50 vesting over 4 years and Mr. Backenroth received 200,000 options exercisable at $0.50 vesting over 4 years. Further details about Dr. Taraporewala and Mr. Backenroth’s employment can be found in the Company’s Form 8-K filed with the SEC on April 12, 2010.

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

The Company obtained a release of long-term obligations with substantially all of its predecessor’s  vendors.

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

Products and Markets

The Company is a pharmaceutical rollup company currently focused on development of the Company’s previously acquired compounds. With the addition of our executive management team in April 2010, we have shifted our strategy accordingly to focus on the development of our two later stage lead products, OHR/AVR 118 for the treatment of cancer cachexia, and Evizon® (Squalamine) for the treatment of wet-AMD. We acquired OHR/AVR118 in a secured party sale and Evizon®(Squalamine) from the Genaera Liquidating Trust as part of the Company’s previous strategy to create a rollup of undervalued biotechnology companies and assets

OHR/AVR118

OHR/AVR118 is a novel immunomodulator with a singular chemical structure that is terminally sterilized and endotoxin-free.  The compound is composed of two small peptides, Peptide A, that is 31 amino acids long, and Peptide B, which is 21 amino acids long. Peptide B is unique in that the dinucleotide, diadenosine, is covalently attached to serine at position 18 through a phosphodiester bond. OHR/AVR118 is quite stable and has a very favorable safety profile both in animal toxicity studies and in human clinical trials.

Ohr is currently conducting a Phase II clinical trial of OHR/AVR 118 for the treatment of cancer cachexia at a leading cancer center in Canada. Cancer cachexia is a severe wasting disorder characterized by weight loss, muscle atrophy, fatigue, weakness, and significant loss of appetite. This disorder is often seen in late stage cancer patients. OHR/AVR118 has also shown to have chemoprotective effects, thus potentially allowing patients to better tolerate chemotherapy and radiation as well as more intensive treatment regimens with ordinary toxic chemotherapeutic agents, while maintaining body weight and avoiding other side effects. There is currently no widely accepted long-term effective drug for the treatment of cancer cachexia. The company presented interim data on this current trial at the annual conference of the Society of Cachexia and Wasting Disorders in Barcelona, Spain in December 2009.

Squalamine

Squalamine is a systemic intracellular, anti-angiogenic drug with a novel mechanism of action. Its ophthalmic formulation, Evizon®, has been evaluated against the wet form of age-related macular degeneration (AMD), a leading cause of blindness in the elderly, which affects over 200,000 new patients a year in the US alone.

In Phase II trials, in which no drug-related ocular or systemic effects were observed, stabilization or improvement in visual activity was observed in the vast majority of patients, with both early and advanced lesions responding. In a significant number of patients that had a more advanced wet AMD-affected eye (“fellow eye”), who were not candidates for therapy with the currently approved wet-AMD drug therapy, the administration of Squalamine produced beneficial effects in this non-treatable AMD-affected fellow eye as well.  As opposed to the current approved standard of therapy, Evizon® does not require direct injection into the eye.  In addition, Evizon®’s novel mechanism of action avoids the systemic and ophthalmic side effects associated with intraocular injections of anti-vascular endothelial growth factor (VEGF) antibodies.

Additionally, because of its potent anti-angiogenic effects and secondary mechanisms of action, Squalamine also shows promise in the treatment of solid tumors such as ovarian cancer. In a concluded Phase IIa study, patients with stage III and IV refractory and resistant ovarian cancer received Squalamine in conjunction with another chemotherapeutic agent with approximately two thirds of the patients achieving a complete response, partial response or stable disease. In 2001, Squalamine was awarded Orphan Drug Status by the Food and Drug Administration (“FDA”) for the treatment of late stage refractory and resistant ovarian cancer. Because of funding constraints, Ohr is seeking a development partner to further advance development of this indication.

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

We have audited the accompanying balance sheets of OHR Pharmaceutical, Inc. (the “Company”) as of September 30, 2010 and 2009, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and for the period of October 1, 2007 (inception) through September 30, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OHR Pharmaceutical, Inc. as of September 30, 2010 and 2009, and the results of its operations, and its cash flows for the years then ended and for the period of October 1, 2007 (inception) through September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
January 12, 2011

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30,	September 30,
	2010	2009
CURRENT ASSETS
Cash	$422,414	$345,604
Prepaid expenses	34,889	-
Grant receivable	65,122	-
Security deposits	85,025	85,025
Total Current Assets	607,450	430,629

EQUIPMENT, net	24,168	-

OTHER ASSETS
Patent costs	780,407	800,000

TOTAL ASSETS	$1,412,025	$1,230,629

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$332,772	$157,956
Accrued salaries	5,453	-
Short-term notes payable	17,486	-
Convertible debentures	51,115	180,000
Total Current Liabilities	406,826	337,956

LONG-TERM LIABILITIES
Convertible debenture-long term	-	279,988
Stock warrant derivative liability	1,387,656	-
Total Long-term Liabilities	1,387,656	279,988

TOTAL LIABILITIES	1,794,482	617,944

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, Series B; 15,000,000 shares authorized, at $0.0001 par value, 5,583,336 and 5,583,336 shares issued and outstanding, respectively	558	558
Common stock; 180,000,000 shares authorized, at $0.0001 par value, 35,452,580 and 25,247,006 shares issued and outstanding, respectively	3,545	2,525
Additional paid-in capital	21,587,433	23,077,972
Accumulated deficit	(21,628,748)	(21,628,748)
Deficit accumulated during the development stage	(345,245)	(839,622)

Total Stockholders' Equity (Deficit)	(382,457)	612,685
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$1,412,025	$1,230,629

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Statements of Operations

			From Inception of
			the Development
			Stage on
			October 1,
	For the Year Ended		2007 Through
	September 30,		September 30,
	2010	2009	2010

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS PROFIT	-	-	-

OPERATING EXPENSES
General and administrative	761,570	908,353	2,336,565
Research and Development	254,021	24,530	278,551
Total Operating Expenses	1,015,591	932,883	2,615,116

OPERATING LOSS	(1,015,591)	(932,883)	(2,615,116)

OTHER INCOME AND EXPENSE
Interest expense	(21,493)	(25,797)	(47,290)
Gain (loss) on foreign currency	678	2,596	3,274
Other income and expense	50,197	91,635	154,888
Gain on derivative liability	1,480,586	-	1,480,586
Total Other Income and Expense	1,509,968	68,434	1,591,458

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES	494,377	(864,449)	(1,023,658)

PROVISION FOR INCOME TAXES	-	-	-

INCOME (LOSS) BEFORE
DISCONTINUED OPERATIONS	494,377	(864,449)	(1,023,658)
Income from discontinued operations (including gain on disposal of $606)	-	-	678,413
GAIN ON DISCONTINUED OPERATIONS	-	-	678,413

NET INCOME (LOSS)	$494,377	$(864,449)	$(345,245)

BASIC LOSS PER SHARE
Continuing operations	$0.02	$(0.03)
Discontinued operations	0.00	0.00
	$0.02	$(0.03)
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
BASIC AND DILUTED	32,821,879	25,247,006

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (Deficit)

							Deficit
							Accumulated	Total
	Series B				Additional		During the	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Accumulated	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	(Deficit)
Balance, September 30, 2006	-	$-	1,636,349	$164	$14,641,468	$(15,325,185)	$-	$(683,553)

Preferred stock issued for cash net of expenses	-	-	-	-	-	-	-	6,251,000
Preferred stock issued for debt	-	-	-	-	-	-	-	457,000
Stock based compensation	-	-	-	-	4,000	-	-	4,000
Exercise of stock options	-	-	4,834	1	1,999	-	-	2,000
Conversion of preferred stock to common stock	-	-	22,134,301	2,213	6,705,787	-	-	-
Common stock issued for subsidiary	-	-	1,454,090	145	(145)	-	-	-
Common stock issued for cash	-	-	17,432	2	9,998	-	-	10,000

Net loss for the year ended September 30, 2007	-	-	-	-	-	(6,303,563)	-	(6,303,563)

Balance, October 1, 2007	-	-	25,247,006	2,525	21,363,107	(21,628,748)	-	(263,116)

Fair value of warrants granted to employees	-	-	-	-	271,484	-	-	271,484
Net income for the year ended September 30, 2008	-	-	-	-	-	-	24,827	24,827

Balance, September 30, 2008	-	-	25,247,006	2,525	21,634,591	(21,628,748)	24,827	33,195

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (Deficit)

							Deficit
							Accumulated	Total
	Series B				Additional		During the	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Accumulated	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	(Deficit)
Balance, September 30, 2008	-	-	25,247,006	2,525	21,634,591	(21,628,748)	24,827	33,195

Fair value of warrants granted to employees	-	-	-	-	411,860	-	-	411,860
Preferred stock issued and warrants issued for cash	5,583,336	558	-	-	1,004,442	-	-	1,005,000

Fair value of warrants granted	-	-	-	-	27,079	-	-	27,079

Net loss for the year ended September 30, 2009	-	-	-	-	-	-	(864,449)	(864,449)
Balance, September 30, 2009	5,583,336	558	25,247,006	2,525	23,077,972	(21,628,748)	(839,622)	612,685

Fair value of warrants granted for services and accounts payable	-	-	-	-	133,682	-	-	133,682
Fair value of employee stock options	-	-	-	-	219,541	-	-	219,541
Exercise of warrants for cash at $0.18 per share	-	-	5,583,336	558	1,004,442	-	-	1,005,000
Issuance of repacement warrants			-	-	(2,868,242)	-	-	(2,868,242)
Exercise of cashless warrants	-	-	4,547,238	455	(455)	-	-	-
Conversion of convertible debenture at $0.40 per share	-	-	25,000	2	9,998	-	-	10,000
Common stock issued for services at $0.21 per share	-	-	50,000	5	10,495	-	-	10,500

Net income for the year ended September 30, 2010	-	-	-	-	-	-	494,377	494,377
Balance, September 30, 2010	5,583,336	$558	35,452,580	$3,545	$21,587,433	$(21,628,748)	$(345,245)	$(382,457)

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Statements of Cash Flow

			From Inception
			of the
			Development
			Stage on
			October 1,
	For the Year Ended		2007 Through
	September 30,		September 30,
	2010	2009	2010
OPERATING ACTIVITIES
Net income (loss)	$494,377	$(864,449)	$(345,245)
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Discontinued operations	-	-	(678,413)
Common stock issued for services	10,500	-	10,500
Fair value of warrants issued for services	129,691	27,079	428,254
Fair value of employee stock options	219,541	411,860	631,401
Gain on extinguishment of debt	(19,410)	-	(19,410)
Gain on derivative liability	(1,480,586)	-	(1,480,586)
Depreciation	850	-	850
Amortization of patent costs	19,593	-	19,593
Changes in operating assets and liabilities
Change in prepaid expenses and deposits	(34,889)	-	(34,469)
Other receivables	(65,122)	-	(65,122)
Accrued salaries	5,453	-	5,453
Change in accounts payable and accrued expenses	198,217	10,344	70,750
Net Cash (Used in) Operating Activities	(521,785)	(415,166)	(1,456,444)

INVESTING ACTIVITIES
Purchase of equipment	(25,018)	-	(25,018)
Purchase of patents and other intellectual property	-	(300,000)	(300,000)
Discontinued operations	-	-	418,000
Net Cash (Used In) Provided by Investing Activities	(25,018)	(300,000)	92,982

FINANCING ACTIVITIES
Sale of preferred stock and warrants	-	1,005,000	1,005,000
Proceeds of warrants exercised for cash	1,005,000	-	1,005,000
Proceeds from related party payables	-	-	125,453
Repayments of related party payables	-	-	(125,453)
Proceeds from short-term notes payable	64,408	-	64,408
Repayments of short-term notes payable	(46,922)	-	(46,922)
Repayment of convertible debentures	(398,873)	(40,012)	(438,885)
Net Cash Provided by Financing Activities	623,613	964,988	1,588,601

NET INCREASE IN CASH	76,810	249,822	225,139
CASH AT BEGINNING OF PERIOD	345,604	95,782	197,275
CASH AT END OF PERIOD	$422,414	$345,604	$422,414

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$31,920	$14,000	$45,920
Income Taxes	-	-	-

NON CASH FINANCING ACTIVITIES:
Transfer of investment for dividends payable	$-	$-	$186,000
Purchase of patents for debenture	-	500,000	500,000
Conversion of debenture	10,000	-	10,000
Options issued to settle accounts payable	3,991	-	3,991

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010 and 2009

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

In accordance with the Merger Agreement, BBM issued an aggregate of 23,773,217 shares of its Common Stock to the shareholders of Broadband in consideration for the surrender of their Broadband shares. BBM issued one share of its Common Stock per 0.0596 share of Broadband Preferred Stock issued and outstanding immediately prior to the Effective Date, and one share of Common Stock per 59.558 of shares of Broadband Common Stock issued and outstanding immediately prior to the Effective Date. In connection with the Merger, BBM also issued, or reserved for the issuance upon surrender of outstanding warrants or options, warrants and options to purchase an aggregate of 14,979,835 shares of Common Stock in consideration for the surrender of warrants and options to purchase Broadband Common Stock. Each warrant and option to purchase Broadband Common Stock granted and unexercised immediately prior to the Effective Date (a "Broadband Option"), vested or unvested, represents the right to receive an option or warrant, as the case may be, to acquire Common Stock at the rate of one share of Common Stock per 59.559 shares of Broadband Common Stock upon exercise of the Broadband Option. The substituted warrants will retain the exercise period provided for at the time of their original issuance, which in each case was five years. The per share exercise price of the warrants, which ranged from $0.01 to $0.02, has been adjusted proportionately.

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

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010 and 2009

NOTE 1 – DESCRIPTION OF BUSINESS (CONTINUED)

On August 4, 2009 the Company merged with and into Ohr Pharmaceutical, Inc. (“Ohr”).  Under the terms of the merger agreement Ohr became the surviving corporation in the merger.  Each outstanding share of BBM common stock was converted into one share of Ohr common stock.  Each outstanding share of BBM Series B convertible preferred stock was converted into one share of Ohr Series B convertible preferred stock.  Additionally, all outstanding BBM options and warrants were assumed and converted into equivalent Ohr warrants or options and maintained substantially identical terms.  Finally, each outstanding share of Ohr stock owned by BBM immediately prior to the effective date of the merger ceased to be outstanding and was cancelled and retired.

In connection with consummating the Merger, the Company filed a new Certificate of Incorporation in Delaware.  The new Certificate of Incorporation increased the authorized capital stock of the Company to 180,000,000 shares of Common Stock, $0.0001 par value per share, and 15,000,000 shares of serial preferred stock, $0.0001 par value per share, of which 6,000,000 shares have been designated as Series B Convertible Preferred Stock, having substantially the same terms as the Series B Convertible Preferred Stock of BBM. The Board of Directors of the Company also adopted the Company’s Bylaws.

The Company is a biotechnology rollup company currently focused on development of the Company’s previously acquired compounds. With the addition of a new executive management team in April 2010, the Company has shifted its strategy accordingly to focus on the development of two later stage lead products for the treatment of cancer cachexia and wet-AMD.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The Company has had no revenues and has generated an accumulated deficit of approximately $21,973,993 ($345,245 accumulated during the development stage) as of September 30, 2010.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that could change in the near term are impairment assessments, and expenses related to the fair value of warrants and stock issued under cashless exercise of warrants.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010 and 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassification of Financial Statement Accounts
Certain amounts in the September 30, 2009 financial statements have been reclassified to conform to the presentation in the September 30, 2010 financial statements.

Accounting Basis
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.  The Company has elected a September 30 fiscal year end.

Cash and Cash Equivalents
The Company considers all highly-liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash.   Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had approximately $145,140 of cash balances in excess of federally insured limits at September 30, 2010.

Fair Value of Financial Instruments
In accordance with ASC 820, the carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturity of these instruments.  ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2010, on a non-recurring basis:

Assets and liabilities measured at fair
value on a recurring and nonrecurring				Total
basis at September 30, 2010:				Carrying
Nonrecurring:	Level 1	Level 2	Level 3	Value
Notes payable	$-	$-	$(17,486)	$(17,486)
Convertible debenture	-	-	(51,115)	(51,115)
Stock warrant derivative liability	-	-	(1,387,656)	(1,387,656)
	$-	$-	$(1,456,257)	$(1,456,257)

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010 and 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (continued)
A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodology used to measure fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Notes Payable and Convertible Debenture:     Market prices are not available for the Company's loans nor are market prices of similar loans available. The Company assessed that the fair value of this liability approximates its carrying value.

Stock Warrant Derivative Liability:     Market prices are not available for the Company's warrants nor are market prices of similar warrants available. The Company assessed that the fair value of this liability approximates its carrying value.

The method described above may produce a current fair value calculation that may not be indicative of net realizable value or reflective of future fair values. If a readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. The Company believes its method of determining fair value is appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

The following tables present the fair value of financial instruments as of September 30, 2010, by caption on the condensed balance sheet and by ASC 820 valuation hierarchy described above.

	Notes	Convertible	Stock Warrant
Level 3 Reconciliation:	Payable	Debentures	Derivative
Level 3 assets and liabilities at September 30, 2009:	$-	$(459,988)	$-
Purchases, sales, issuances and settlements (net)	(17,486)	408,873	(1,387,656)
Total level 3 assets and liabilities at September 30, 2010	$(17,486)	$(51,115)	$(1,387,656)

Property and Equipment
Property and equipment is recorded at cost less accumulated depreciation. Depreciation and amortization is calculated using the straight-line method over the expected useful life of the asset, after the asset is placed in service. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

Description	Useful Lives
Equipment	5 years

Derivative Financial Instruments
The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. The Company utilizes various types of financing to fund our business needs, including warrants and other instruments not indexed to our stock. The Company is required to record its derivative instruments at their fair value. Changes in the fair value of derivatives are recognized in earnings in accordance with ASC 815.

Advertising
The Company complies with the requirements of ASC 320 in which advertising costs are charged to operations as incurred. Advertising for the years ended September 30, 2010 and 2009 were $-0- and $-0-, respectively.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010 and 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development
The Company follows the policy of expensing its research and development costs in the period in which they are incurred in accordance with ASC 730, “Accounting for Research and Development Costs”. The Company incurred net research and development expenses of $254,021 and $24,530 during the years ended September 30, 2010 and 2009, respectively, which is included in general and administrative expense.

On July 20, 2010 the Company applied for a grant under the IRS Qualifying Therapeutic Discovery Project (QTDP) program.  The application was approved and expenses spent on research and development during the year ended September 30, 2010 totaling $65,122 were approved for reimbursement under the grant program.  This amount has been recorded as a grant receivable and recorded as a reduction in research and development expenses.

Share-based Compensation
The Company follows the provisions of ASC 718, “Share-Based Payment.” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes pricing model for determining the fair value of stock based compensation.

Equity instruments issued to non-employees for goods or services are accounted for at fair value and are marked to market until service is complete or a performance commitment date is reached, whichever is earlier.

Loss Per Share
Basic and diluted loss per common share is calculated using the weighted average number of common shares outstanding during the period. For the year ended September 30, 2010 and 2009, the Company’s 24,582,193 and 29,826,529 warrants, are excluded from the computation of diluted earnings per share as they are anti-dilutive in both cases.

Income Taxes
The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

In July, 2006, the FASB issued ASC 740, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. ASC 740 became effective as of January 1, 2007 and had no impact on the Company’s financial statements.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Recent Accounting Pronouncements
The Company has evaluated all recent accounting pronouncements issued through September 30, 2010 and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010 and 2009

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment are comprised of the following on September 30, 2010 and 2009:

	2010	2009
Equipment	$25,018	$-
Accumulated depreciation	(850)	-
Net Property and Equipment	$24,168	$-

The equipment is depreciated over its estimated useful life of 5 years under the straight-line method. Depreciation expense for the years ended September 30, 2010 and 2009 was $850 and $-0-, respectively.

NOTE 5 – PATENT COSTS

Patent costs represent the capitalized purchase price of assets acquired in the secured party sale as part of the Company’s previously announced strategy to create a rollup of undervalued biotechnology companies and assets.  As of September 30, 2010, the Company had purchased $800,000 worth of biotechnology patents and other intellectual property.  In these acquisitions, the Company used approximately $300,000 in cash and issued a $500,000 convertible debenture for the remainder of the cost which is secured by the acquired assets.

The Company amortizes the patents over their remaining useful lives.  During the years ended September 30, 2010 and September 30, 2009 the Company recognized $19,593 and $-0- in amortization on the patents.  The expense has been recorded as research and development expense.

Company management performed an impairment analysis as of September 30, 2010 to evaluate the carrying cost of the patents.  The Company determined that as of September 30, 2010 the carrying costs of the patents do not exceed fair value, thus no impairment has been recognized.

NOTE 6 – CONVERTIBLE DEBT

During the year ended September 30, 2009, the Company issued an 11% convertible note in the amount of $500,000, due June 20, 2011. Under the terms of the note, the Company paid $180,000 on December 15, 2009, and quarterly payments of $25,000 commencing on March 30, 2010, each of which shall be applied first towards the satisfaction of accrued interest and then towards the satisfaction of principal. All unpaid principal and accrued interest on the notes is convertible into shares of the Company’s common stock at the election of the purchasers at any time at the conversion price of $0.40 per share.

During the years ended September 30, 2010 and 2009, the Company accrued $19,828 and $25,797 in interest and $398,156 and $40,012 in principle on the convertible debt, respectively.   On June 23, 2010 the holder of the note converted $10,000 of principal into 25,000 shares of common stock at $0.40 per share.  The balance of the convertible note as of September 30, 2010 is $51,115.  Accrued interest as of September 30, 2010 totaled $1,863.

NOTE 7 – DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS

On January 15, 2010 the Company issued 5,583,336 warrants to warrant holders that had exercised warrants during the period at $0.18.  The Company used the Black-Scholes option pricing model to calculate the fair market value of these warrants.  Using the assumptions in the table below, the Company calculated a fair value of $0.51 per warrant.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010 and 2009

NOTE 7 – DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS (CONTINUED)

Stock Price at Valuation Date	$0.52
Exercise (Strike) Price	$0.55
Dividend Yield	0.00%
Years to Maturity	5.00
Risk-free Rate	1.35%
Volatility	270%

Effective July 31, 2009, the Company adopted FASB ASC Topic No. 815-40 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. The exercise price of the 5,583,336 warrants issued to on January 15, 2010 are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than $0.55. If these provisions are triggered, the exercise price of all their warrants will be reduced.  As a result, the warrants are not considered to be solely indexed to the Company’s own stock and are not afforded equity treatment.

The total fair value of the warrants, amounting to $2,868,242 has been recognized as a derivative liability on the date of issuance with all future changes in the fair value of these warrants being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on warrant derivative liability” until such time as the warrants are exercised or expire.  Because these warrants were issued in conjunction with common stock that had been exchanged for warrants with an exercise price of $0.18, the fair value on the date of issuance includes the net cash proceeds from the sale of stock of $1,005,000 and the fair value of $0.18 warrants being forfeited valued on the date of exercise at $2,867,856.

The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with 5,583,336 warrants to purchase common stock issued on January 15, 2010.  ASC 815 requires Company management to assess the fair market value of the warrants at each reporting period and recognize any change in the fair market value of the warrants as an other income or expense item.  At September 30, 2010, the Company revalued the warrants using the Black-Scholes option pricing model with the assumptions in the table below and determined that the Company’s liability associated with this derivative liability decreased by $1,480,586 from their originally recorded value of $2,868,242 to $1,387,656.  The Company recognized a corresponding gain of $1,480,586 on derivative liability in conjunction with this revaluation.

Stock Price at Valuation Date	$0.25 to $0.60
Exercise (Strike) Price	$0.55 to $0.60
Dividend Yield	0.00%
Years to Maturity	4.33
Risk-free Rate	1.15% to 2.60%
Volatility	132% to 276%

The following shows the changes in the level three liability measured on a recurring basis for the year ended September 30, 2010:

Balance, September 30, 2009	$-
Derivative for warrants issued during the year	2,868,242
Derivative gain	(1,480,586)
Balance, September 30, 2010	$1,387,656

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010 and 2009

NOTE 8 – CAPITAL STOCK

On June 3, 2009, the Company completed a $1,005,000 financing in which the Company sold 5,583,336 series B preferred shares with 5,583,336 Series G Warrants and 5,583,336 Series F Warrants attached. Each share of preferred stock has the same voting rights of common shareholders and has a conversion feature where series B preferred shares can be converted into common shares at the conversion rate of 1 to 1. Warrants included in each unit sold have a 5 year term with a strike price of $0.18.

On December 15, 2009, investors exercised 5,583,336 Series G warrants via a cashless exchange for 4,547,238 shares of the Company’s common stock.

On January 15, 2010, the Company completed a $1,005,000 financing in which the company issued 5,583,336 common shares to holders of the series F Warrants who exercised their warrants at an exercise price of $0.18. Additionally, as an inducement to the holders to exercise the Warrants, the Company issued 5,583,336 Series H warrants to the Series F warrant holders who exercised their Series F warrants.. The Series H Warrants have a 5 year term with a strike price of $0.55.

On June 23, 2010 the holder of the convertible debenture elected to convert $10,000 of the remaining principal balance into 25,000 common shares at $0.40 per share pursuant to the conversion rights of the note.

On August 5, 2010 the Company issued 50,000 shares of its common stock to a consultant for services to be provided to the Company.

NOTE 9 - WARRANTS

The Company has determined the estimated value of the warrants granted to employees and non-employees in exchange for services and financing expenses using the Black-Scholes pricing model and the following assumptions: expected term of 3-5 years, exercise price of $0.55 and $0.60, a risk free interest rate of 1.15-2.60%, a dividend yield of 0% and volatility of 132-276%. The amount of the expense charged to operations for warrants granted in exchange for services was $129,691 and $27,079 during the year ended September 30, 2010 and 2009, respectively.

Between October 29 and December 4, 2009, the Company issued a total of 236,000 warrants for services rendered to the Company.  In conjunction with this issuance, the Company recognized $88,562 in consulting expense.

On April 9, 2010 the Company granted 10,000 warrants as payment for an outstanding accounts payable balance of $3,991.

On June 22, 2010 the Company authorized the issuance of 93,000 warrants to be issued for services to be provided to the Company.  Of these authorized warrants, 90,000 were issued on June 23, 2010 once the contract for services was finalized. These warrants have a 5 year term with a strike price of $0.50. The remaining 3,000 warrants were issued September 2, 2010. These warrants have a 3 year term with a strike price of $0.50.  The combined value of these options is $41,129 and was expensed as research and development expense.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010 and 2009

NOTE 9 – WARRANTS (CONTINUED)

Below is a table summarizing the warrants issued and outstanding as of September 30, 2010.

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price	Life (Years)	Date	Exercised
Balance 10/01/08	13,509,857	1.18	5	Various	15,941,631
03/20/2009	5,000,000	0.50	5	03/31/2014	2,500,000
06/03/2009	11,166,672	0.18	5	06/03/2014	2,010,001
09/30/2009	150,000	0.40	5	06/30/2014	60,000
Expired	-	-	-	-	-
Balance 09/30/09	29,826,529	0.69	-	-	20,511,632
10/09/2009	88,000	0.50	5	10/29/2014	44,000
11/09/2009	18,000	0.50	5	11/09/2014	9,000
12/04/2009	130,000	0.60	2	12/04/2011	78,000
12/15/2009	(5,583,336)	0.18	-	-	(1,005,000)
01/15/2010	5,583,336	0.55	5	01/15/2015	3,070,835
01/15/2010	(5,583,336)	0.18	-	-	(1,005,000)
04/13/2010	10,000	0.55	5	04/13/2015	5,500
07/23/2010	93,000	0.50	3	07/23/2013	46,500
Expired	-	-	-	-	-
Balance 09/30/10	24,582,193	0.89	-	-	21,755,466

NOTE 10 – OPTIONS

On April 12, 2010 the Company granted 1,000,000 warrants to employees as part of its 2009 stock option plan.  The Company used the Black-Scholes option pricing model to calculate the fair market value of these warrants.  Using the assumptions in the table below, the Company calculated a fair value of $0.40 per warrant. Of the 1,000,000 options issued, 520,000 vested upon issuance and the remaining 480,000 will vest over the 5 year life of the options.  As of September 30, 2010 the Company recognized compensation expense of $219,541 for the vested options.

Stock Price at Valuation Date	$0.40
Exercise (Strike) Price	$0.50
Dividend Yield	0.00%
Years to Maturity	5.00
Risk-free Rate	2.60%
Volatility	277%

Below is a table summarizing the options issued and outstanding as of September 30, 2010.

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price	Life (Years)	Date	Exercised
Prior 10/1/2008	-	$-	-	-	$-
4/9/2009	579,141	0.65	5	4/9/2013	376,442
9/30/2009	579,141	0.65	5	4/9/2013	376,442
4/12/2010	1,000,000	0.50	5	4/12/2015	500,000
9/30/2010	1,579,141	$0.56	-	-	$876,442

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010 and 2009

NOTE 11 – INCOME TAXES

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 41% marginal tax rate by the cumulative NOL of $2,504,244. The total valuation allowance is equal to the total deferred tax asset.

The tax effects of significant items comprising the Company's net deferred taxes as of September 30, 2010 and 2009 were as follows:

	2010	2009
Cumulative NOL	$2,504,244	$1,518,035

Deferred Tax assets:
(34% Federal, 7% New York)
Net operating loss carry forwards	1,026,740	622,394
Derivative liability	(607,040)
Valuation allowance	(419,700)	(622,394)
	$-	$-

The income tax provision differs from the amount of income tax determined by applying the combined U.S. federal and state income tax rates of 41% to pretax income from continuing operations for the years ended September 30, 2010 and 2009 due to the following:

	2010	2009
Book income (loss) from operations	$202,694	$(354,424)
Change in valuation allowance	(202,694)	354,424
	$-	$-

The Company’s net operating loss carry forwards of approximately $2,504,244 expire in various years through 2030.

The Company has had numerous transactions in its common stock.  Such transactions may have resulted in a change in the Company's ownership, as defined in the Internal Revenue Code Section 382.  Such change may result in an annual limitation on the amount of the Company's taxable income that may be offset with its net operating loss carry forwards.  The Company has not evaluated the impact of Section 382, if any, on its ability to utilize its net operating loss carry forwards in future years.

In July, 2006, the FASB issued ASC 740, Accounting for Uncertainty in Income Taxes which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. ASC 740 became effective as of January 1, 2007 and had no impact on the Company’s financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010 and 2009

NOTE 12 – SUBSEQUENT EVENTS

On October 29, 2010 the Company was awarded a $244,479 grant under the IRS Qualifying Therapeutic Discovery Project (QTDP) program, which was created by Congress as part of the Patient Protection and Affordable Care Act of 2010. The Company will use the grant, which will be paid over the next 12 months, to advance the development of its lead program, OHR/AVR 118 for the treatment of cancer cachexia, currently being investigated in a phase II trial.

On November 5, 2010 the Company issued 50,000 shares of its common stock to a consultant for services to be provided the Company.

On December 29, 2010 the Company paid $54,740.01 on the secured convertible debenture to YA Global Investments. The amount represents the full repayment of all outstanding principal and interest on the debenture. In accordance with the terms of the Debenture and Security Agreement, YA Global Investments has released all liens and claims against the Company.

On December 30, 2010 the Company sold 4,200,000 shares of common stock to a group of institutional and accredited investors for gross proceeds of $1,050,000. In addition, the investors received 2,520,000 five year warrants to purchase common stock at an exercise price of $0.55 per share.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer , we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal controls over financial reporting were ineffective as of September 30, 2010 based on material weaknesses identified by management. The most significant material weakness that led management to this conclusion is the lack of internal controls present in the Company’s internal control processes. Management expects to begin to address this and other weaknesses as the Company’s capital position improves and as more employees are hired.

ITEM 9B	OTHER INFORMATION

NONE

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Following this table is a brief biographical description for each of the management principals with a brief description of their business experience and present relationship to OHR as of September 30, 2010, together with all required relevant disclosures for the past five years.

Following the biographical information for the directors and officers is a remuneration table showing current compensation, and following this table is a security ownership table showing security ownership of the principal officers and directors, as well as those holding 5% or more of the issued and outstanding stock.

Name	Position	Current Term of Office
Ira Greenstein	Chairman	Ongoing
Irach Taraporewala	CEO and President	Ongoing
Sam Backenroth	Interim CFO/Vice President of Business Development	Ongoing
Orin Hirschman	Director	Ongoing

Ira Greenstein – 48 Chairman of the Board, Director

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

Dr. Irach B. Taraporewala- 54 Chief Executive Officer and President

Dr. Taraporewala has served as CEO of the Company since April 2010. Dr. Taraporewala has over 30 years in drug development and regulatory affairs experience. He was formerly the Vice President of Regulatory Affairs and Clinical Research at Austin, TX-based Mystic Pharmaceuticals Inc. where he led the regulatory strategy for the company's ophthalmic and intranasal drug products and drug delivery systems. Prior to that, Dr. Taraporewala served as Senior Consultant in the Drug Development Consulting division of Boston-based PAREXEL International Corp., a leading global pharmaceutical services provider, where he provided technical expertise and regulatory advice to small and large biotechnology and pharmaceutical company clients worldwide, and also conducted due diligence for companies and venture capital firms on technology and portfolio evaluation and product acquisitions. From 1998 to 2004, Dr. Taraporewala was Director of Chemistry and Quality Control at Yonkers, NY-based Advanced Viral Research Corporation where he helped take OHR/AVR118, an immunomodulator drug, into clinical trials for AIDS, cancer cachexia and rheumatoid arthritis. At Advanced Viral Research he worked closely with Shalom Hirschman, M.D., Ohr's Chief Science Advisor. Prior to that, Dr. Taraporewala worked in research and development at Ciba-Geigy, which later merged with Sandoz to become Novartis. He has also served as principal investigator on four National Institute of Health and U.S. Department of Defense funded biomedical research grants on antiviral drugs, DNA-based cancer diagnostics and on antimalarial compound development. Dr. Taraporewala earned bachelors' and masters' degrees in chemistry and microbiology from the University of Bombay, India and a Ph.D. in medicinal chemistry from the Philadelphia College of Pharmacy. He conducted postdoctoral research at the University of Texas at Austin, the University of Minnesota and the Southwest Foundation for Biomedical Research. Dr. Taraporewala has multiple scientific publications and patents to his credit, and has lectured extensively.

Sam Backenroth- 26 Interim Chief Financial Officer and Vice President of Business Development

Mr. Backenroth has served as Interim CFO and Vice President of Business Development since April 2010. Mr. Backenroth has previously worked as an investment banker with The Benchmark Company LLC, an investment banking firm specializing in micro-cap biotech transactions. While at Benchmark, he helped fund numerous small biotech companies raise in excess of $75 million of growth equity capital through a variety of structures. Mr. Backenroth also acted as an advisor to multiple public and private biotech companies in assisting with business development activities, joint ventures, licensing, strategic partnerships, and mergers & acquisitions. He graduated with honors from Touro College with a Bachelors degree in finance.

Orin Hirschman – 42 Director

Mr. Hirschman has served as a Director at Ohr since March 2009. Mr. Hirschman has over 20 years of experience in money management, leveraged buyouts, restructuring and venture capital. Mr. Hirschman currently manages three private investment funds including the  Adam Smith Investment  fund as well as the newly organized AIGH Investment Partners. Mr. Hirschman's  experience in the securities industry includes tenures with Wesray Capital, the investment firm founded by former U.S. Secretary of the Treasury William E. Simon, and Randall Rose & Company, a $100 million money management firm based in New York. Mr. Hirschman has been actively involved in the financing and structuring of over 70 companies, including dozens of high technology companies. Over the last four years, personally and through AIGH Investment Partners and related entities, Mr. Hirschman has structured and led 18 private placements in high technology companies. These deals include several well publicized private placements in companies such as 8x8 Inc. (NASDAQ:EGHT), the second largest independent VoIP company, Tegal Corp. (NASDAQ:TGAL), the former semiconductor equipment division of Motorola, and Sigma Designs (NASDAQ:SIGM). Mr. Hirschman received his M.B.A. from New York University.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all of our directors and employees, including our chief executive officer, chief financial officer and other officers. Our Code of Ethics includes provisions covering conflicts of interest, the reporting of illegal or unethical behavior, business gifts and entertainment, compliance with laws and regulations, insider trading practices, antitrust laws, bribes or kickbacks, corporate record keeping, and corporate accounting and disclosure. The Code of Ethics is available at the Investor Relations section of our website at www.ohrpharmaceutical.com. Our Code of Ethics may also be obtained without charge upon written request to Ohr Pharmaceutical, Inc. 489 5th avenue, 28th floor, New York ,NY 11017, Attention: Investor Relations.

Nominating Committee

Due to its current reduced staffing levels, the Company does not have a Nominating Committee for nomination of Directors. The Company’s current Directors, Messrs. Greenstein and Hirschman, participate in the consideration of director nominees.

There are no material changes to the procedures by which security holders may recommend nominees to OHR’s Board of Directors. To date, the Board of Directors has not received any director nominations from stockholders of the Company.

The Board of Directors will consider director candidates recommended by stockholders. The Board does not intend to alter the manner in which it evaluates candidates based on whether the candidate was recommended by a stockholder or not. Stockholders who wish to recommend individuals for consideration by the Board to become nominees for election to the Board may do so by delivering a written recommendation to OHR at the following address: OHR Pharmaceutical, Inc., 489 5th Avenue, 28th Floor, New York, NY 10017, at least six months prior to any meeting at which directors are to be elected. Submissions must include the full name of the proposed nominee, a description of the proposed nominee's business experience for at least the previous five years, complete biographical information, a description of the proposed nominee's qualifications as a director and a representation that the nominating stockholder is a beneficial or record owner of the Company's stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

Audit Committee

Due to its current  staffing levels, the Company does not have an Audit Committee. Accordingly, the Board of Directors is acting as the Registrant’s audit committee. Mr. Greenstein is independent. Mr. Hirschman is not independent.

ITEM 11	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Andrew Limpert Former Director, CEO and President (1)	2010	7,000	0	0	0	0	0	0	7,000
	2009	5,000	0	0	0	0	0	0	5,000
Ira Greenstein Chairman and Director	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0
Irach Taraporewala (2) President and CEO	2010	60,938	0	0	169,646	0	0	0	230,584
	2009	0	0	0	0	0	0	0	0
Sam Backenroth(2) VP Bus. Development Interim CFO	2010	23,833	0	0	49,896	0	0	0	73,729
	2009	0	0	0	0	0	0	0	0

(1)
Mr. Limpert served as a Director of the Registrant from 2002 to April 2010 and served as the CEO and President of the Registrant from November 2007 to April 2010. Mr. Limpert resigned from all of his positions in the Company in April 2010.

(2)	Dr. Taraporewala and Mr. Backenroth were employed commencing April 2010 and received less than full year salaries.

Outstanding Equity Awards at Fiscal Year-End

A.	Option Awards

The following table provides certain information with respect to individual grants during the fiscal year ended September 30, 2010 to each of our named executive officers of common share purchase options relating to our common shares:

Name	Number of Common Shares Underlying Unexercised Options (#) Exercisable	Number of Common Shares Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Andrew Limpert (1) Former Director, CEO and President	—	—	—	—	—
Ira Greenstein(2) Chairman and Director	—	—	—	—	—
Irach Taraporewala CEO and President	200,000	—	600,000.50		April 15, 2015
Sam Backenroth VP Bus. Development Interim CFO	120,000	—	80,000.50		April 15, 2015

(1)
Mr. Limpert served as a Director of the Registrant from 2002 to April 2010 and served the CEO and President the Registrant from November 2007 to April 2010. Mr. Limpert resigned from all of his positions in the Company in April 2010.

(2)	Mr. Greenstein has served as Chairman and Director of the Company since March 2007.

B.	Stock Awards

The following table provides certain information with respect to individual grants during the fiscal year ended September 30, 2010 to each of our named executive officers of common shares:

Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Andrew Limpert (1) Former Director, CEO and President	—	—	—	—
Ira Greenstein (2) Chairman and Director	—	—	—	—
Irach Taraporewala CEO and President	—	—	—	—
Sam Backenroth VP Bus. Development Interim CFO	—	—	—	. —

(1)	Mr. Limpert has served as a Director of the Registrant since 2002 and served as the CEO and President of the Registrant on an interim part-time basis until April 12, 2010.

(2)	Mr. Greenstein has served as Chairman and Director of the Company since March 2007.

No named executive officer received any grants of stock for the fiscal year ended September 30, 2010.

Employment Contracts

On April 8, 2009, the Registrant entered into one year employment agreements with Dr. Irach Taraporewala, who will serve as Chief Executive Officer at an annual salary of $130,000, and Sam Backenroth, who will serve as Vice President of Business Development and Interim Chief Financial Officer at an annual salary of $62,000.  The agreements also provided for equity grants described above.. For additional information on our employment agreements, see our 8-K current filing dated April 12, 2010. The Registrant currently has no written or unwritten employment arrangements with Mr. Greenstein or Mr. Hirschman.

Remuneration of Officers

Mr. Limpert received cash compensation from the Company in fiscal year ended September 30, 2010 in the amount of $1,000 per month beginning in May 2009 and ending in June 2010. Dr. Taraporewala and Mr. Backenroth received cash compensation pursuant to their employment contracts from their hiring date in April 2010 through the end of our fiscal year.

Compensation of Directors

During fiscal 2010, no Director received any warrants to purchase common stock of the registrant.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership, as of January 13, 2011, of our voting securities by each person known by us to be the beneficial owner of 5% or more of any class of our voting securities, by each of our directors, and by all executive officers and our directors as a group. To the best of our knowledge, all persons named below have sole voting and investment power with respect to such shares.

BENEFICIAL OWNERS OF 5% OR MORE OF REGISTRANT'S VOTING SECURITIES

Name and Address of Beneficial Owner	Shares Owned	Voting Convertible Preferred Series B (1)	Right to Acquire (2)	Common and Preferred Shares Owned Beneficially	Fully Diluted Ownership Percentage (3)
AIGH Investment Partners, LLC (4)	4,060,510	500,000	2,011,107	6,571,617	13.89%
6006 Berkeley Avenue
Baltimore, MD 21209

Paul Packer (5)	3,346,149	388,889	1,689,304	5,424,342	11.55%
60 Broad Street
New York, NY 10004

GCK Holdings Corp	2,887,224	555,556	1,508,983	4,951,763	10.58%
4000 Hollywood Blvd. 530 N
Hollywood, FL 33021

South Ferry #2, LP	2,845,917		1,357,519	4,203,436	9.01%
1 State Street Plaza, 29th Floor
New York, NY 10004

Camco	2,022,970	555,556	1,043,404	3,621,930	7.82%
466 Arbuckle Avenue
Cedarhurst, NY 11516

FAME Associates	1,795,366	277,778	943,456	3,016,600	6.53%
111 Broadway, 20th Floor
New York, NY 10006

American Investments	1,815,312		881,480	2,696,792	5.84%
P.O. Box 3236
Ramat Gam 52131 Israel

Associated Baltimore LLC	1,308,018	555,556	735,556	2,599,130	5.65%
PO Box 172
Lawrence, NY 11559

Ira Greenstein (6)	362,886	200,000	586,094	1,148,980	2.50%
c/o OHR

Irach Taraporewala (7)	30,000		818,000	848,000	1.84%
c/o OHR

Sam Backenroth (8)	10,000		206,000	216,000	0.47%

All Officers and Directors as a Group (9)	4,463,396	700,000	3,621,201	8,784,597	17.96%

(1) Shares issued in the June 1, 2009 financing convertible to common stock and voting with common as a single class.
(2) Warrants are warrants to purchase common stock of the Registrant.
(3) Calculated on the basis of 39,702,580 shares of Common Stock outstanding plus the number of shares such holder has the right to acquire and 5,583,336 preferred shares issued in the June 1, 2009 financing.

(4) Mr. Hirschman has sole voting and dispositive power over shares held by AIGH Investments.
(5) Mr. Packer has sole voting and dispositive power over 908,642 common shares, 388,889 preferred shares and 448,889 warrants held by Mr. Packer personally. Mr. Packer shares voting and dispositive power over 1,549,071 common shares and 741,719 warrants held by Globis Capital Partners, and 888,436 common shares and 507,181 warrants held by Globis Overseas Fund Ltd.

(6) Includes a five-year warrant granted to Mr. Greenstein for his services as a director and Chairman of the Company, issued on April 9, 2008, exercisable for 386,094 shares of Common Stock at an exercise price of $0.65 per share. "

(7) Includes a five-year option issued to Dr. Taraporewala on April 12, 2010 under the Company's 2009 ESOP plan exercisable for 800,000 shares of Common Stock at an exercise price of $0.50 per share. 200,000 of these options are currently vested and 600,000 are unvested.

(8) Includes a five-year option issued to Mr. Backenroth on April 12, 2010 under the Compnay's 2009 ESOP plan exercisable for 200,000 shares of Common Stock at an exercise price of $0.50 per share. 120,000 of these options are currently vested and 80,000 are unvested.

(9) Mr. Greenstein and Mr. Hirschman are serving as directors of the Company. Dr. Taraporewala is serving as CEO and President and Mr. Backenroth is serving as Interim CFO.

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

For fiscal year 2010, Child Van Wagoner & Bradshaw charged the Company a total of 23,729 for independent accounting and auditing fees.

The following table represents aggregate fees billed to the Company for fiscal years ending September 30, 2010 and 2009 by Child, Van Wagoner & Bradshaw, the Company’s principal auditor.

	Fiscal Year Ended
	September 30, 2010 (3)	September 30, 2009 (2)
Audit Fees	$16,790	$12,900
Tax Fees (1)	$6,660	$6,660
All Other Fees	$279	$260
Total Fees	$23,729	$19,820

———————
(1)	Fees paid for preparation and filing of the Company’s federal and state income tax returns.
(2)	Fees billed to the Company through September 30, 2009.
(3)	Fees billed to the Company through September 30, 2010.

All fees described above were approved by the Board of Directors. The Board of Directors has determined that the rendering of the foregoing services other than audit services by Child, Van Wagoner & Bradshaw, is compatible with maintaining the principal accountant's independence.

Part IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents listed below are filed as exhibits to this Annual Report on Form 10-K.

(a) Exhibit Index:

Exhibit No.
(2.1)	Form of Asset Purchase Agreement, dated as of October 16, 2007. 1
(3.1)	Articles of Incorporation, dated August 4, 2009. 6
(3.2)	ByLaws, dated August 4, 2009 6
(4.1)	Form of Warrant Agreement. 3
(10.1)	Consulting Agreement, dated November 12, 2008 3
(10.2)	Acquisition Agreement, dated November 12, 2008 3
(10.3)	Form of Warrant 3
(10.4)	Form of Registration Rights Agreement 3
(10.5)	First Amendment to Acquisition Agreement, dated January 12, 2009
(10.6)	Form of Securities Purchase Agreement, dated as of March 18, 2009 4
(10.7)	Form of Security Agreement, dated as of March 19, 2009 4
(10.8)	Form of convertible Debenture, dated as of March 19, 2009. 4
(10.9)	Form of Demand Note, dated as of March 16, 2009. 4
(10.10)	Subscription Agreement, dated as of May 31, 2009, by and among the Company and the subscribers in the private placement. 7
(10.11)	Form of Class F Common Stock Purchase Warrant issued pursuant to the Subscription Agreement, dated as if June 1, 2009. 7
(10.12)	Form of Class G Common Stock Purchase Warrant issued pursuant to the Subscription Agreement, dated as of June 1, 2009. 7
(10.13)	Form of Common Stock Purchase Warrant issued to counsel. 7
(10.14)	Asset Purchase Agreement with Genaera Liquidating Trust, dated August 21, 2009 5
(10.15)	Form of Class H Common Stock Purchase Warrant issued pursuant to the warrant exercise agreement, dated as of January 15, 20108
(10.16)	Employment Agreement with Dr. Irach Taraporewala dated April 12, 20109
(10.17)	Employment Agreement with Mr. Sam Backenroth dated April 12, 20109
(10.18)	The 2009 Stock Incentive Plan10
(10.19)	Subscription Agreement, dated as of December 30, 2010, by and among the Company and the Investors in the private placement. 11
(10.20)	Form of Class I Common Stock Purchase Warrant issued pursuant to the Subscription Agreement, dated as of December 30, 201011
(14)	Code of Ethics12
(31)	Certification made pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
(32)	Certification made pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

———————

1.	Filed and incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 17, 2007.

2.	Filed and incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 23, 2008.

3.	Filed and incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 12, 2008.

4.	Filed and incorporated by reference to the Registrant’s Amended Annual Report on Form 10-K, filed on April 2, 2009.

5.	Filed and incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on August 26, 2009.

6.	Filed and incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on August 11, 2009.

7.	Filed and incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 3, 2009.

8.	Filed herewith.

9.	Filed and incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 12, 2010.

10.	Filed and incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 17, 2010

11.	Filed and incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 5, 2011

12.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:
OHR PHARMACEUTICAL, INC.

Dated:	January 13, 2011	By:	/s/ Ira Greenstein
Ira Greenstein, Chairman

Dated:	January 13, 2011	By:	/s/ Irach Taraporewala
Irach Taraporewala, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	January 13, 2011	By:	/s/ Ira Greenstein
Ira Greenstein, Chairman

Dated:	January 13, 2011	By:	/s/ IRACH TARAPOREWALA
Irach Taraporewala, CEO