Form 10-Q/A
period 2010-03-31
Ohr Pharmaceutical Inc
filed 2011-01-24
CIK 1173281

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐   No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
Do not check if smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,377,580 shares of Common Stock outstanding as of May 17, 2010.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the quarterly report of Ohr Pharmaceutical, Inc. (the “Company”) on Form 10-Q for the quarterly period ended March 31, 2010 as filed with the Securities and Exchange Commission on May 17, 2010 (the “Original Filing”).  This Amendment amends Items 1 and  2. Other than the change referred to above, all other information in the Original Filing remains unchanged.

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
issued and outstanding, respectively	558	558
Common stock; 180,000,000 shares authorized,
at $0.0001 par value, 35,377,580 and 25,247,006
shares issued and outstanding, respectively	3,538	2,525
Additional paid-in capital	21,302,279	23,077,972
Accumulated deficit	(21,628,748)	(21,628,748)
Deficit accumulated during the development stage	(1,160,178)	(839,622)
Total Stockholders' Equity (Deficit)	(1,482,551)	612,685
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$1,658,837	$1,230,629

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception of
					the Development
					Stage on
					October 1, 2007
	For the Three Months Ended		For the Six Months Ended		Through
	March 31,		March 31,		March 31,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
General and administrative	173,846	440,444	332,349	506,886	1,931,874
Total Operating Expenses	173,846	440,444	332,349	506,886	1,931,874
OPERATING LOSS	(173,846)	(440,444)	(332,349)	(506,886)	(1,931,874)
OTHER INCOME AND EXPENSE
Gain on foreign currency	-	-	-	-	2,596
Interest income	116	-	161	-	161
Interest expense	(2,794)	(1,808)	(16,793)	(1,808)	(42,590)
Gain on extinguishment of debt	17,021	-	17,021	-	81,464
Other income and expense	5,702	-	11,404	-	51,652
Total Other Income and Expense	20,045	(1,808)	11,793	(1,808)	93,283

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(153,801)	(442,252)	(320,556)	(508,694)	(1,838,591)
PROVISION FOR INCOME TAXES	-	-	-	-	-
LOSS FROM CONTINUING OPERATIONS	(153,801)	(442,252)	(320,556)	(508,694)	(1,838,591)
DISCONTINUED OPERATIONS
Income from discontinued
operations (including gain on
disposal of $606)	-	-	-	-	678,413
Income tax benefit	-	-	-	-	-
GAIN ON DISCONTINUED OPERATIONS	-	-	-	-	678,413
NET LOSS	$(153,801)	$(442,252)	$(320,556)	$(508,694)	$(1,160,178)
BASIC LOSS PER SHARE
Continuing operations	$(0.00)	$(0.02)	$(0.01)	$(0.02)
Discontinued operations	0.00	0.00	0.00	0.00
	$(0.00)	$(0.02)	$(0.01)	$(0.02)
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
BASIC AND DILUTED	34,629,137	25,247,006	30,317,933	25,247,006

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (Deficit)
(Unaudited)

							Deficit
							Accumulated	Total
					Additional		During the	Stockholders'
	Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	(Deficit)
Balance, September 30, 2007	-	$-	25,247,006	$2,525	$21,363,107	$(21,628,748)	$-	$(263,116)
Fair value of warrants granted
to employees	-	-	-	-	271,484	-	-	271,484
Net income for the year
ended September 30, 2008	-	-	-	-	-	-	24,827	24,827
Balance, September 30, 2008	-	-	25,247,006	2,525	21,634,591	(21,628,748)	24,827	33,195
Fair value of warrants granted
to employees	-	-	-	-	411,860	-	-	411,860
Preferred stock issued for cash	5,583,336	558	-	-	348,442	-	-	349,000
Warrants issued for in conjunction
with preferred stock offering	-	-	-	-	656,000	-	-	656,000
Fair value of warrants granted	-	-	-	-	27,079	-	-	27,079
Net loss for the year
ended September 30, 2009	-	-	-	-	-	-	(864,449)	(864,449)
Balance, September 30, 2009	5,583,336	558	25,247,006	2,525	23,077,972	(21,628,748)	(839,622)	612,685
Fair value of warrants granted for services and accounts payable	-	-	-	-	88,562	-	-	88,562
Exercise of warrants for cash
at $0.18 per share	-	-	5,583,336	558	1,004,442	-	-	1,005,000
Cashless exercise of warrants	-	-	4,547,238	455	(455)	-	-	-
Issuance of replacement warrants					(2,868,242)			(2,868,242)
Net loss for the six months
ended March 31, 2010	-	-	-	-	-	-	(320,556)	(320,556)
Balance, March 31, 2010	5,583,336	$558	35,377,580	$3,538	$21,302,279	$(21,628,748)	$(1,160,178)	$(1,482,551)

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			of the
			Development
			Stage on
			October 1, 2007
	For the Six Months		Through
	March 31,		March 31,
	2010	2009	2010
OPERATING ACTIVITIES
Net income (loss)	$(320,556)	$(508,694)	$(1,160,178)
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Discontinued operations	-	-	(678,413)
Fair value of warrants issued for services	88,562	411,671	798,985
Gain on extinguishment of debt	(17,021)	-	(17,021)
Changes in operating assets and liabilities
Change in prepaid expenses and deposits	(56,896)	(10,000)	(56,476)
Change in accounts payable and accrued expenses	48,879	2,571	(78,588)
Net Cash Used in Operating Activities	(257,032)	(104,452)	(1,191,691)

INVESTING ACTIVITIES
Purchase of patents and other intellectual property	-	(107,953)	(300,000)
Discontinued operations	-	-	418,000
Net Cash (Used In) Provided by Investing Activities	-	(107,953)	118,000

FINANCING ACTIVITIES
Sale of preferred stock and warrants	-	-	1,005,000
Proceeds from warrants exercised with cash	1,005,000	-	1,005,000
Proceeds from related party payables	-	125,453	-
Proceeds from short-term notes payable	24,500	-	24,500
Repayment of convertible debentures	(401,156)	-	(441,168)
Net Cash Provided by Financing Activities	628,344	125,453	1,593,332

NET INCREASE (DECREASE) IN CASH	371,312	(86,952)	519,641
CASH AT BEGINNING OF PERIOD	345,604	95,782	197,275
CASH AT END OF PERIOD	$716,916	$8,830	$716,916

SUPPLEMENTAL DISCLOSURES OF			-
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$41,332	$-	$55,332
Income Taxes	-	-	-
NON CASH FINANCING ACTIVITIES:
Transfer of investment for dividends payable	$-	$-	$186,000
Purchase of patents for debenture	-	500,000	500,000

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

NOTE 6 – DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS

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

The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with 5,583,336 warrants to purchase common stock issued on January 15, 2010.  ASC 815 requires Company management to assess the fair market value of the warrants at each reporting period and recognize any change in the fair market value of the warrants as an other income or expense tem.  At March 31, 2010, the Company revalued the warrants using the Black-Scholes option pricing model with the assumptions in the table below and determined that the Company’s liability associated with this derivative liability had not materially changed since its issuance on January 15, 2010.

Stock Price at Valuation Date	$0.51
Exercise (Strike) Price	$0.55
Dividend Yield	0.00%
Years to Maturity	4.8
Risk-free Rate	1.35%
Volatility	270%

NOTE 7 – CAPITAL STOCK

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

On January 15, 2010 the Company issued 5,583,336 warrants to warrant holders that had exercised warrants during the period at $0.18.  The Company used the Black-Scholes option pricing model to calculate the fair market value of these warrants at $0.51 per warrant and recognized a derivative liability of $2,868,242 associated with the issuance.

NOTE 8 – SUBSEQUENT EVENTS

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

OHR PHARMACEUTICAL, INC.
 (A Development Stage Company)
Notes to the Financial Statements
March 31, 2010 and September 30, 2009
(Unaudited)

NOTE 9 – RESTATEMENT OF FINANCIAL STATEMENTS

On January 12th, 2010, management concluded that the Company’s unaudited interim consolidated financial statements for the quarterly periods ended March 31, 2010 (“March”) should be restated due to an error discovered during our annual audit for the year ended September 30, 2010.  The error relates to the accounting of warrants issued as an inducement to warrant holders to exercise their warrants on January 15, 2010.  Originally, the Company viewed the issuance of inducement warrants as an additional warrant expense of $2,868,242 which was recorded in earnings with an offset to derivative liability.  Due to the fact that the replacement warrants were issued in conjunction with common stock that had been exchanged for warrants, the fair value received by the Company on the date of issuance includes both the net cash proceeds of $1,005,000 from the sale of stock and the $2,867,856 fair value of the warrants being forfeited valued on the date of exercise.

The calculated fair market value of the warrants at the time of issuance was accurate, however when considering the fair market value of the warrants forfeited by shareholders under the modified arrangement, no expense ought to have been recognized and instead a reduction to the Company’s Additional Paid-in Capital account should have been recorded.

The modifications to the restated financial statements reduce Warrant Expense by $2,868,242 and Additional-Paid in Capital by the same amount.   Additionally, these changes affect two of the elements of the Changes in Shareholders’ Equity by reducing both the Additional Paid-in Capital and Accumulated Deficit accounts by $2,868,282.

A comparison of the summarized financial statements as revised and as originally presented is a follows:

BALANCE SHEETS
	March 31,	March 31,	March 31,
	2010	2010	2010
ASSETS	(Originally Filed)	(Restated)	(Difference)
CURRENT ASSETS

Cash	$716,916	$716,916	-
Prepaid expenses	56,896	56,896	-
Security deposits	85,025	85,025	-
Total Current Assets	858,837	858,837	-

OTHER ASSETS
Patent costs	800,000	800,000	-
TOTAL ASSETS	$1,658,837	$1,658,837	-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$162,770	$162,770	-
Accrued expenses	27,044	27,044	-
Short-term notes payable	24,500	24,500	-
Total Current Liabilities	214,314	214,314	-

LONG-TERM LIABILITIES
Convertible debenture-long term	58,832	58,832	-
Stock warrant derivative liability	2,868,242	2,868,242	-
Total Long-term Liabilities	2,927,074	2,927,074	-
TOTAL LIABILITIES	3,141,388	3,141,388	-

STOCKHOLDERS' EQUITY

Preferred stock	558	558	-
Common stock	3,538	3,538	-
Additional paid-in capital	24,170,521	21,302,279	(2,868,242)
Accumulated deficit	(21,628,748)	(21,628,748)	-
Deficit accumulated during the development stage	(4,028,420)	(1,160,178)	2,868,242

Total Stockholders' Equity	(1,482,551)	(1,482,551)	-
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,658,837	$1,658,837	-

INCOME STATEMENTS
	For the	For the	For the
	Three Months	Three Months	Three Months
	March 31,	March 31,	March 31,
	2010	2010	2010
	(Originally Filed)	(Restated)	(Difference)

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS PROFIT	-	-	-

OPERATING EXPENSES
Warrant expense	2,868,242	-	(2,868,242)
General and administrative	173,846	173,846	-
Total Operating Expenses	3,042,088	173,846	(2,868,242)
OPERATING LOSS	(3,042,088)	(173,846)	2,868,242

OTHER INCOME AND EXPENSE
Gain on foreign currency	-	-	-
Interest income	116	116	-
Interest expense	(2,794)	(2,794)	-
Gain on settlement of debt	17,021	17,021	-
Other income and expense	5,702	5,702	-
Total Other Income and Expense	20,045	20,045	-
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,022,043)	(153,801)	2,868,242
PROVISION FOR INCOME TAXES	-	-	-
LOSS FROM CONTINUING OPERATIONS	(3,022,043)	(153,801)	2,868,242
DISCONTINUED OPERATIONS
Income from discontinued
operations (including gain on
disposal of $606)	-	-	-
Income tax benefit	-	-	-
GAIN ON DISCONTINUED OPERATIONS	-	-	-
NET LOSS	$(3,022,043)	$(153,801)	$2,868,242

BASIC LOSS PER SHARE
Continuing operations	$(0.09)	$(0.00)	$0.09
Discontinued operations	0.00	0.00	0.00
	$(0.09)	$(0.00)	$0.09

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	34,629,137	34,629,137	-

INCOME STATEMENTS
	For the	For the	For the
	Six Months	Six Months	Six Months
	March 31,	March 31,	March 31,
	2010	2010	2010
	(Originally Filed)	(Restated)	(Difference)

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS PROFIT	-	-	-

OPERATING EXPENSES
Warrant expense	2,956,804	-	(2,956,804)
General and administrative	243,787	332,349	88,562
Total Operating Expenses	3,200,591	332,349	(2,868,242)
OPERATING LOSS	(3,200,591)	(332,349)	2,868,242

OTHER INCOME AND EXPENSE
Gain on foreign currency	-	-	-
Interest income	161	161	-
Interest expense	(16,793)	(16,793)	-
Gain on settlement of debt	17,021	17,021	-
Other income and expense	11,404	11,404	-
Total Other Income and Expense	11,793	11,793	-
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,188,798)	(320,556)	2,868,242
PROVISION FOR INCOME TAXES	-	-	-
LOSS FROM CONTINUING OPERATIONS	(3,188,798)	(320,556)	2,868,242
DISCONTINUED OPERATIONS
Income from discontinued
operations (including gain on
disposal of $606)	-	-	-
Income tax benefit	-	-	-
GAIN ON DISCONTINUED OPERATIONS	-	-	-
NET LOSS	$(3,188,798)	$(320,556)	$2,868,242

BASIC LOSS PER SHARE
Continuing operations	$(0.11)	$(0.01)	$0.10
Discontinued operations	0.00	0.00	0.00
	$(0.11)	$(0.01)	$0.10
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
BASIC AND DILUTED	30,317,933	30,317,933	-

INCOME STATEMENTS
	From Inception of	From Inception of	From Inception of
	the Development	the Development	the Development
	Stage on	Stage on	Stage on
	October 1, 2007	October 1, 2007	October 1, 2007
	Through	Through	Through
	March 31,	March 31,	March 31,
	2010	2010	2010
	(Originally Filed)	(Restated)	(Difference)

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS PROFIT	-	-	-

OPERATING EXPENSES
Warrant expense	3,667,217	-	(3,667,217)
General and administrative	1,132,899	1,931,874	798,975
Total Operating Expenses	4,800,116	1,931,874	(2,868,242)
OPERATING LOSS	(4,800,116)	(1,931,874)	2,868,242

OTHER INCOME AND EXPENSE
Gain on foreign currency	2,596	2,596	-
Interest income	161	161	-
Interest expense	(42,590)	(42,590)	-
Gain on settlement of debt	81,464	81,464	-
Other income and expense	51,652	51,652	-
Total Other Income and Expense	93,283	93,283	-
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4,706,833)	(1,838,591)	2,868,242
PROVISION FOR INCOME TAXES	-	-	-
LOSS FROM CONTINUING OPERATIONS	(4,706,833)	(1,838,591)	2,868,242
DISCONTINUED OPERATIONS
Income from discontinued
operations (including gain on
disposal of $606)	678,413	678,413	-
Income tax benefit	-	-	-
GAIN ON DISCONTINUED OPERATIONS	678,413	678,413	-
NET LOSS	$(4,028,420)	$(1,160,178)	$2,868,242

STATEMENTS OF CASH FLOWS
	For the Six Months	For the Six Months	For the Six Months
	March 31,	March 31,	March 31,
	2010	2010	2010
	(Originally Filed)	(Restated)	(Difference)
OPERATING ACTIVITIES
Net income (loss)	$(3,188,798)	$(320,556)	$2,868,242
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Fair value of warrants issued for services	2,956,804	88,562	(2,868,242)
Gain on extinguishment of debt	(17,021)	(17,021)	-
Changes in operating assets and liabilities
Change in prepaid expenses and deposits	(56,896)	(56,896)	-
Change in accounts payable and accrued expenses	48,879	48,879	-
Net Cash Used in Operating Activities	(257,032)	(257,032)	-

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Proceeds of warrants exercised for cash	1,005,000	1,005,000	-
Proceeds from short-term notes payable	24,500	24,500	-
Repayment of convertible debentures	(401,156)	(401,156)	-
Net Cash Provided by Financing Activities	628,344	628,344	-

NET INCREASE (DECREASE) IN CASH	371,312	371,312	-
CASH AT BEGINNING OF PERIOD	345,604	345,604	-
CASH AT END OF PERIOD	$716,916	$716,916	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$41,332	$41,332	$-

STATEMENTS OF CASH FLOWS
	From Inception of	From Inception of	From Inception of
	the Development	the Development	the Development
	Stage on	Stage on	Stage on
	October 1, 2007	October 1, 2007	October 1, 2007
	Through	Through	Through
	March 31,	March 31,	March 31,
	2010	2010	2010
	(Originally Filed)	(Restated)	(Difference)
OPERATING ACTIVITIES
Net income (loss)	$(4,028,420)	$(1,160,178)	$2,868,242
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Discontinued operations	(678,413)	(678,413)	-
Fair value of warrants issued for services	3,667,227	798,985	(2,868,242)
Gain on extinguishment of debt	(17,021)	(17,021)	-
Changes in operating assets and liabilities
Change in prepaid expenses and deposits	(56,476)	(56,476)	-
Change in accounts payable and accrued expenses	(78,588)	(78,588)	-
Net Cash Used in Operating Activities	(1,191,691)	(1,191,691)	-

INVESTING ACTIVITIES
Purchase of patents and other intellectual property	(300,000)	(300,000)	-
Discontinued operations	418,000	418,000	-
Net Cash (Used In) Provided by Investing Activities	118,000	118,000	-

FINANCING ACTIVITIES
Sale of preferred stock and warrants	1,005,000	1,005,000	-
Proceeds of warrants exercised for cash	1,005,000	1,005,000	-
Proceeds from short-term notes payable	24,500	24,500	-
Repayment of convertible debentures	(441,168)	(441,168)	-
Net Cash Provided by Financing Activities	1,593,332	1,593,332	-

NET INCREASE (DECREASE) IN CASH	519,641	519,641	-
CASH AT BEGINNING OF PERIOD	197,275	197,275	-
CASH AT END OF PERIOD	$716,916	$716,916	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$55,332	$55,332	$-
NON CASH FINANCING ACTIVITIES:
Transfer of investment for dividends payable	$186,000	$186,000	$-
Purchase of patents for debenture	500,000	500,000	-

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

Product Pipeline

OHR/AVR118

OHR/AVR118 is a novel immunomodulator with a singular chemical structure that is terminally sterilized and endotoxin-free.  The compound is composed of two small peptides, Peptid e A, that is 31 amino acids long, and Peptide B, that is 21 amino acids long.  Peptide B is unique in that the dinucleotide, diadenosine, is covalently attached to serine at position 18 through a phosphodiester bond.  OHR/AVR118 is quite stable and has a very favorable safety profile both in animal toxicity studies and in human clinical trials.

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

Results of Operations

Three Months Ended March 31, 2010

Three months ended March 31, 2010 (“2010”) compared to the three months ended March 31, 2009 (“2009”).  Results of operations for the three months ended March 31, 2010 reflect the following changes from the prior period.

	2010	2009	Increase (Decrease)
Net Revenues	-	-	-
Cost of Revenues	-	-	-
General & Administrative Expense	173,846	440,444	(266,598)
Other Income (Expense)	20,045	(1,808)	21,853
Income (Loss) from Operations	(153,801)	(442,252)	(288,451)

Net Income (Loss)	(153,801)	(442,252)	(288,451)

The Company had no net revenues from continuing operations in the three months ended March 31, 2010. The Company’s products are in the development stage.

The Company also had no cost of revenue from continuing operations in the three months ended March 31, 2010.

General and administrative expenses from continuing operations decreased from $440,444 in the three months ended March, 31, 2009 to $173,846 in 2010 as the Company continues development of the products that it has acquired over the prior twelve months. Included in expenses from continuing operations during the three months ended March 31, 2010 were professional fees and patent fees of $162,953.

For the three months ended March 31, 2010, the Company recognized net loss of $153,801 compared to a loss of $442,252 for the same period in 2009.

Six Months Ended March 31, 2010

Six months ended March 31, 2010 (“2010”) compared to the six months ended March 31, 2009 (“2009”).  Results of operations for the six months ended March 31, 2010 reflect the following changes from the prior period.

	2010	2009	Increase (Decrease)
Net Revenues	-	-	-
Cost of Revenues	-	-	-
General & Administrative Expense	332,349	506,886	(174,537)
Other Income (Expense)	11,793	(1,808)	13,601
Income (Loss) from Operations	(320,556)	(508,694)	(188,138)

Net Income (Loss)	(320,556)	(508,694)	(188,138)

The Company had no net revenues from continuing operations in the six months ended March 31, 2010. The Company’s products are in the development stage.

The Company also had no cost of revenue from continuing operations in the six months ended March 31, 2010.

General and administrative expenses from continuing operations decreased from $506,886 in the six months ended March, 31, 2009 to $332,349 in 2010 as the Company continues development of the products that it has acquired over the prior twelve months. Included in expenses from continuing operations during the six months ended March 31, 2010 were professional and patent fees of $218,825.

For the six months ended March 31, 2010, the Company recognized net loss of $320,556 compared to a loss of $508,694 for the same period in 2009. Excluding the non cash expense for the value of warrants granted to consultants of $88,652 during the period, the net loss would have been $231,904 for the six month period ended March 31, 2010.

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

OHR PHARMACEUTICAL, INC.

Date January 24, 2010	By:	/s/ Irach Taraporewala
	Name:	Irach Taraporewala
	Title:	Chief Executive Officer