Form 10-Q/A
period 2010-06-30
Ohr Pharmaceutical Inc
filed 2011-01-24
CIK 1173281

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the quarterly report of Ohr Pharmaceutical, Inc. (the “Company”) on Form 10-Q for the quarterly period ended June 30, 2010 as filed with the Securities and Exchange Commission on August 13, 2010 (the “Original Filing”).  This Amendment amends Items 1 and  2. Other than the change referred to above, all other information in the Original Filing remains unchanged.

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
issued and outstanding, respectively	558	558
Common stock; 180,000,000 shares authorized,
at $0.0001 par value, 35,402,580 and 25,247,006
shares issued and outstanding, respectively	3,541	2,525
Additional paid-in capital	21,523,833	23,077,972
Accumulated deficit	(21,628,748)	(21,628,748)
Deficit accumulated during the development stage	(1,336,783)	(839,622)

Total Stockholders' Equity (Deficit)	(1,437,599)	612,685
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$1,512,037	$1,230,629

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,		From Inception of the Development Stage on October 1, 2007 Through June 30,
	2010	2009	2010	2009	2010
REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES

General and administrative	354,593	216,583	686,943	724,117	2,286,467

Total Operating Expenses	354,593	216,583	686,943	724,117	2,286,467

OPERATING LOSS	(354,593)	(216,583)	(686,943)	(724,117)	(2,286,467)

OTHER INCOME AND EXPENSE

Gain (loss) on foreign currency	(312)	1,312	(312)	1,312	2,284
Interest income	98	-	259	438	259
Interest expense	(2,495)	(13,712)	(19,288)	(15,520)	(45,085)
Gain on settlement of debt	32,539	-	49,559	-	114,003
Gain on derivative liability	140,969	-	140,969	-	140,969
Other income and expense	7,189	-	18,595	-	58,841

Total Other Income and Expense	177,988	(12,400)	189,782	(13,770)	271,271

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(176,605)	(228,983)	(497,161)	(737,887)	(2,015,196)

PROVISION FOR INCOME TAXES	-	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(176,605)	(228,983)	(497,161)	(737,887)	(2,015,196)
DISCONTINUED OPERATIONS
Income from discontinued operations (including gain on disposal of $606)	-	-	-	-	678,413
Income tax benefit	-	-	-	-	-

GAIN ON DISCONTINUED OPERATIONS	-	-	-	-	678,413

NET LOSS	$(176,605)	$(228,983)	$(497,161)	$(737,887)	$(1,336,783)

BASIC LOSS PER SHARE
Continuing operations	$(0.00)	$(0.01)	$(0.02)	$(0.03)
Discontinued operations	0.00	0.00	0.00	0.00
	$(0.00)	$(0.01)	$(0.02)	$(0.03)
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
BASIC AND DILUTED	35,379,778	25,247,006	31,742,119	25,247,006

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (Deficit)
(Unaudited)

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Deficit Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	(Deficit)

Balance, September 30, 2008	-	$-	25,247,006	$2,525	$21,634,591	$(21,628,748)	$24,827	$33,195

Fair value of warrants granted to employees	-	-	-	-	411,860	-	-	411,860

Preferred stock issued for cash	5,583,336	558	-	-	348,442	-	-	349,000

Warrants issued for in conjunction with preferred stock offering	-	-	-	-	656,000	-	-	656,000

Fair value of warrants granted	-	-	-	-	27,079	-	-	27,079

Net loss for the year ended September 30, 2009	-	-	-	-	-	-	(864,449)	(864,449)

Balance, September 30, 2009	5,583,336	558	25,247,006	2,525	23,077,972	(21,628,748)	(839,622)	612,685

Fair value of warrants granted for services and accounts payable	-	-	-	-	92,553	-	-	92,553

Fair value of employee stock options					207,566	-	-	207,566

Exercise of warrants for cash at $0.18 per share	-	-	5,583,336	558	1,004,442	-	-	1,005,000

Exercise of cashless warrants	-	-	4,547,238	455	(455)	-	-	-

Conversion of convertible debenture at $0.40 per share	-	-	25,000	3	9,997	-	-	10,000

Issuance of replacement warrants					(2,868,242)			(2,868,242)

Net loss for the nine months ended June 30, 2010	-	-	-	-	-	-	(497,161)	(497,161)

Balance, June 30, 2010	5,583,336	$558	35,402,580	$3,541	$21,523,833	$(21,628,748)	$(1,336,783)	$(1,437,599)

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Months June 30,		From Inception of the Development Stage on October 1, 2007 Through June 30,
	2010	2009	2010

OPERATING ACTIVITIES
Net income (loss)	$(497,161)	$(737,887)	$(1,336,783)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Discontinued operations	-	-	(678,413)
Fair value of warrants issued for services	296,128	438,939	1,006,551
Gain on extinguishment of debt	(49,559)	-	(49,559)
Gain on derivative liability	(140,969)	-	(140,969)
Changes in operating assets and liabilities
Change in prepaid expenses and deposits	(27,211)	-	(26,791)
Change in accounts payable and accrued expenses	52,601	(6,596)	(74,866)

Net Cash (Used in) Operating Activities	(366,171)	(305,544)	(1,300,830)

INVESTING ACTIVITIES

Purchase of patents and other intellectual property	-	(107,953)	(300,000)
Discontinued operations	-	-	418,000

Net Cash (Used In) Provided by Investing Activities	-	(107,953)	118,000

FINANCING ACTIVITIES

Sale of preferred stock and warrants	-	1,005,000	1,005,000
Proceeds of warrants exercised for cash	1,005,000	-	1,005,000
Proceeds from related party payables	-	124,953	125,453
Repayments of related party payables	-	(119,953)	(125,453)
Proceeds from short-term notes payable	24,500	-	24,500
Repayments of short-term notes payable	(7,976)	-	(7,976)
Repayment of convertible debentures	(401,156)	(37,538)	(441,168)

Net Cash Provided by Financing Activities	620,368	972,462	1,585,356

NET INCREASE IN CASH	254,197	558,965	402,526
CASH AT BEGINNING OF PERIOD	345,604	95,782	197,275

CASH AT END OF PERIOD	$599,801	$654,747	$599,801

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$30,963	$-	$44,963
Income Taxes	-	-	-

NON CASH FINANCING ACTIVITIES:
Transfer of investment for dividends payable	$-	$-	$186,000
Purchase of patents for debenture	-	500,000	500,000
Conversion of debenture	10,000	-	10,000

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

NOTE 6-DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS

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

The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with 5,583,336 warrants to purchase common stock issued on January 15, 2010.  ASC 815 requires Company management to assess the fair market value of the warrants at each reporting period and recognize any change in the fair market value of the warrants as another income or expense tem. .  At June 30, 2010, the Company revalued the warrants using the Black-Scholes option pricing model and determined that the Company’s liability associated with this derivative liability decreased by $140,969 to $2,727,273.  The Company recognized a corresponding gain on derivative liability in conjunction with this revaluation.

Stock Price at Valuation Date	$0.49
Exercise (Strike) Price	$0.55
Dividend Yield	0.00%
Years to Maturity	4.59
Risk-free Rate	1.79%
Volatility	277%

NOTE 7 – CAPITAL STOCK

On June 3, 2009, the Company sold $1,005,000 in securities in a private placement, comprised of 5,583,336 shares of Series B Convertible Preferred Stock and 11,166,672 Common Stock purchase warrants exercisable at a price of $0.18 per share.

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

On April 9, 2010 the Company granted 10,000 warrants as payment for an outstanding accounts payable balance.  The Company used the Black-Scholes option pricing model to calculate the fair market value of these warrants.  Using the assumptions in the table below, the Company calculated a fair value of $0.40 per warrant. Accordingly, the Company recognized an expense of $4,000 associated with the issuance.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and September 30, 2009
(Unaudited)

NOTE 7 – CAPITAL STOCK (CONTINUED)

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

NOTE 8 – SUBSEQUENT EVENTS

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
Notes to the Financial Statements
June 30, 2010 and September 30, 2009
(Unaudited)

NOTE 9 – RESTATEMENT OF FINANCIAL STATEMENTS

On January 12th, 2010, management concluded that the Company’s unaudited interim consolidated financial statements for the quarterly periods ended June 30, 2010 (“June”) should be restated due to an error discovered during our annual audit for the year ended September 30, 2010.   The error relates to the accounting of warrants issued as an inducement to warrant holders to exercise their warrants on January 15, 2010.  Originally, the Company viewed the issuance of inducement warrants as an additional warrant expense of $2,868,242 which was recorded in earnings with an offset to derivative liability.  Due to the fact that the replacement warrants were issued in conjunction with common stock that had been exchanged for warrants, the fair value received by the Company on the date of issuance includes both the net cash proceeds of $1,005,000 from the sale of stock and the $2,867,856 fair value of the warrants being forfeited valued on the date of exercise.

The calculated fair market value of the warrants at the time of issuance was accurate, however when considering the fair market value of the warrants forfeited by shareholders under the modified arrangement, no expense ought to have recognized and instead a reduction to the Company’s Additional Paid-in Capital account should have been recorded.

The modifications to the restated financial statements reduce Warrant Expense by $2,868,242 and Additional-Paid in Capital by the same amount.   Additionally, these changes affect two of the elements of the Changes in Shareholders’ Equity by reducing both the Additional Paid-in Capital and Accumulated Deficit accounts by $2,868,282.

A comparison of the summarized financial statements as revised and as originally presented is a follows:

BALANCE SHEETS
	June 30,	June 30,	June 30,
	2010	2010	2010
ASSETS	(As Filed)	(Restated)	(Difference)
CURRENT ASSETS

Cash	$599,801	$599,801	-
Prepaid expenses	27,211	27,211	-
Security deposits	85,025	85,025	-
Total Current Assets	712,037	712,037	-

Patent costs	800,000	800,000	-
TOTAL ASSETS	$1,512,037	$1,512,037	-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$157,007	$157,007	-
Short-term notes payable	16,524	16,524	-
Total Current Liabilities	173,531	173,531	-

LONG-TERM LIABILITIES
Convertible debenture-long term	48,832	48,832	-
Stock warrant derivative liability	2,727,273	2,727,273	-
Total Long-term Liabilities	2,776,105	2,776,105	-
TOTAL LIABILITIES	2,949,636	2,949,636	-

STOCKHOLDERS' EQUITY

Preferred stock	558	558	-
Common stock	3,541	3,541	-
Additional paid-in capital	24,392,075	21,523,833	(2,868,242)
Accumulated deficit	(21,628,748)	(21,628,748)	-
Deficit accumulated during the development stage	(4,205,025)	(1,336,783)	2,868,242

Total Stockholders' Equity	(1,437,599)	(1,437,599)	-
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,512,037	$1,512,037	-

STATEMENTES OF OPERATIONS
	For the	For the	For the
	Three Months	Three Months	Three Months
	June 30,	June 30,	June 30,
	(Originally Filed)	(Restated)	(Difference)

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS PROFIT	-	-	-

OPERATING EXPENSES

General and administrative	354,593	354,593	-
Total Operating Expenses	354,593	354,593	-
OPERATING LOSS	(354,593)	(354,593)	-

OTHER INCOME AND EXPENSE
Gain on foreign currency	(312)	(312)	-
Interest income	98	98	-
Interest expense	(2,495)	(2,495)	-
Gain on settlement of debt	32,539	32,539	-
Gain on derivative liability	140,969	140,969	-
Other income and expense	7,189	7,189	-
Total Other Income and Expense	177,988	177,988	-
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(176,605)	(176,605)	-
PROVISION FOR INCOME TAXES	-	-	-
LOSS FROM CONTINUING OPERATIONS	(176,605)	(176,605)	-
DISCONTINUED OPERATIONS
Income from discontinued
operations (including gain on
disposal of $606)	-	-	-
Income tax benefit	-	-	-
GAIN ON DISCONTINUED OPERATIONS	-	-	-
NET LOSS	$(176,605)	$(176,605)	$-

BASIC LOSS PER SHARE
Continuing operations	$(0.00)	$(0.00)	$0.00
Discontinued operations	0.00	0.00	0.00
	$(0.00)	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	35,379,778	35,379,778	-

STATEMENTS OF OPERATIONS
	For the	For the	For the
	Nine Months	Nine Months	Nine Months
	June 30,	June 30,	June 30,
	(Originally Filed)	(Restated)	(Difference)

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS PROFIT	-	-	-

OPERATING EXPENSES
Warrant expense	2,868,242	-	(2,868,242)
General and administrative	686,943	686,943	-
Total Operating Expenses	3,555,185	686,943	(2,868,242)
OPERATING LOSS	(3,555,185)	(686,943)	2,868,242

OTHER INCOME AND EXPENSE
Gain on foreign currency	(312)	(312)	-
Interest income	259	259	-
Interest expense	(19,288)	(19,288)	-
Gain on settlement of debt	49,559	49,559	-
Gain on derivative liability	140,969	140,969	-
Other income and expense	18,595	18,595	-
Total Other Income and Expense	189,782	189,782	-
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,365,403)	(497,161)	2,868,242
PROVISION FOR INCOME TAXES	-	-	-
LOSS FROM CONTINUING OPERATIONS	(3,365,403)	(497,161)	2,868,242
DISCONTINUED OPERATIONS
Income from discontinued
operations (including gain on
disposal of $606)	-	-	-
Income tax benefit	-	-	-
GAIN ON DISCONTINUED OPERATIONS	-	-	-
NET LOSS	$(3,365,403)	$(497,161)	$2,868,242

BASIC LOSS PER SHARE
Continuing operations	$(0.11)	$(0.02)	$0.09
Discontinued operations	0.00	0.00	0.00
	$(0.11)	$(0.02)	$0.09
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
BASIC AND DILUTED	31,742,119	31,742,119	-

STATEMENTS OF OPERATIONS
	From Inception of	From Inception of	From Inception of
	the Development	the Development	the Development
	Stage on	Stage on	Stage on
	October 1, 2007	October 1, 2007	October 1, 2007
	Through	Through	Through
	June 30,	June 30,	June 30,
	2010	2010	2010
	(Originally Filed)	(Restated)	(Difference)

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS PROFIT	-	-	-

OPERATING EXPENSES
Warrant expense	3,667,217	-	(3,667,217)
General and administrative	1,487,492	2,286,467	798,975
Total Operating Expenses	5,154,709	2,286,467	(2,868,242)
OPERATING LOSS	(5,154,709)	(2,286,467)	2,868,242

OTHER INCOME AND EXPENSE
Gain on foreign currency	2,284	2,284	-
Interest income	259	259	-
Interest expense	(45,085)	(45,085)	-
Gain on settlement of debt	114,003	114,003	-
Gain on derivative liability	140,969	140,969	-
Other income and expense	58,841	58,841	-
Total Other Income and Expense	271,271	271,271	-
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4,883,438)	(2,015,196)	2,868,242
PROVISION FOR INCOME TAXES	-	-	-
LOSS FROM CONTINUING OPERATIONS	(4,883,438)	(2,015,196)	2,868,242
DISCONTINUED OPERATIONS
Income from discontinued
operations (including gain on
disposal of $606)	678,413	678,413	-
Income tax benefit	-	-	-
GAIN ON DISCONTINUED OPERATIONS	678,413	678,413	-
NET LOSS	$(4,205,025)	$(1,336,783)	$2,868,242

STATEMENTS OF CASH FLOWS
	For the nine Months	For the Nine Months	For the Nine Months
	June 30,	June 30,	June 30,
	2010	2010	2010
	(Originally Filed)	(Restated)	(Difference)
OPERATING ACTIVITIES
Net income (loss)	$(3,365,403)	$(497,161)	$2,868,242
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Fair value of warrants issued for services	3,164,370	296,128	(2,868,242)
Gain on extinguishment of debt	(49,559)	(49,559)	-
Gain on derivative liability	(140,969)	(140,969)
Changes in operating assets and liabilities
Change in prepaid expenses and deposits	(27,211)	(27,211)	-
Change in accounts payable and accrued expenses	52,601	52,601	-
Net Cash Used in Operating Activities	(366,171)	(366,171)	-

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Proceeds of warrants exercised for cash	1,005,000	1,005,000	-
Proceeds from short-term notes payable	24,500	24,500	-
Repayments of short-term notes payable	(7,976)	(7,976)	-
Repayment of convertible debentures	(401,156)	(401,156)	-
Net Cash Provided by Financing Activities	620,368	620,368	-

NET INCREASE (DECREASE) IN CASH	254,197	254,197	-
CASH AT BEGINNING OF PERIOD	345,604	345,604	-
CASH AT END OF PERIOD	$599,801	$599,801	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$30,963	$30,963	$-

NON CASH FINANCING ACTIVITIES
Conversion of debenture	$10,000	$10,000	$-

STATEMENTS OF CASH FLOWS
	From Inception of	From Inception of	From Inception of
	the Development	the Development	the Development
	Stage on	Stage on	Stage on
	October 1, 2007	October 1, 2007	October 1, 2007
	Through	Through	Through
	June 30,	June 30,	June 30,
	2010	2010	2010
	(Originally Filed)	(Restated)	(Difference)
OPERATING ACTIVITIES
Net income (loss)	$(4,205,025)	$(1,336,783)	$2,868,242
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Discontinued operations	(678,413)	(678,413)	-
Fair value of warrants issued for services	3,874,793	1,006,551	(2,868,242)
Gain on extinguishment of debt	(49,559)	(49,559)	-
Gain on derivative liability	(140,969)	(140,969)
Changes in operating assets and liabilities
Change in prepaid expenses and deposits	(26,791)	(26,791)	-
Change in accounts payable and accrued expenses	(74,866)	(74,866)	-
Net Cash Used in Operating Activities	(1,300,830)	(1,300,830)	-

INVESTING ACTIVITIES
Purchase of patents and other intellectual property	(300,000)	(300,000)	-
Discontinued operations	418,000	418,000	-
Net Cash (Used In) Provided by Investing Activities	118,000	118,000	-

FINANCING ACTIVITIES
Sale of preferred stock and warrants	1,005,000	1,005,000	-
Proceeds of warrants exercised for cash	1,005,000	1,005,000	-
Proceeds from short-term notes payable	24,500	24,500	-
Repayments of short-term notes payable	(7,976)	(7,976)
Repayment of convertible debentures	(441,168)	(441,168)	-
Net Cash Provided by Financing Activities	1,585,356	1,585,356	-

NET INCREASE (DECREASE) IN CASH	402,526	402,526	-
CASH AT BEGINNING OF PERIOD	197,275	197,275	-
CASH AT END OF PERIOD	$599,801	$599,801	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$44,963	$44,963	$-
NON CASH FINANCING ACTIVITIES:
Transfer of investment for dividends payable	$186,000	$186,000	$-
Purchase of patents for debenture	500,000	500,000	-
Conversion of debenture	10,000	10,000	-

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

Product Pipeline

OHR/AVR118

OHR/AVR118 is a novel immunomodulator with a singular chemical structure that is terminally sterilized and endotoxin-free.  The compound is composed of two small peptides, Peptide A, that is 31 amino acids long, and Peptide B, that is 21 amino acids long.  PeptideB is unique in that the dinucleotide, diadenosine, is covalently attached to serine at position 18 through a phosphodiester bond.  OHR/AVR118 is quite stable and has a very favorable safety profile both in animal toxicity studies and in human clinical trials.

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

Results of Operations

Three Months Ended June 30, 2010

Three months ended June 30, 2010 compared to the three months ended June 30, 2009. Results of operations for the three months ended June 30, 2010 reflect the following changes from the prior period.

	Three Month Period Ended June 30
	2010	2009	Increase (Decrease)
Net Revenues	-	-	-
Cost of Revenues	-	-	-
General & Administrative Expense	$354,593	$216,583	$138,010
Other Income (Expense)	$177,988	$(12,400)	$190,388
Income (Loss) from Operations	$(176,605)	$(228,983)	$52,378

Net Income (Loss)	$(176,605)	$(228,983)	$52,378

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

For the three months ended June 30, 2010, the Company recognized net loss of $176,605 compared to a loss of $228,983 for the same period in 2009. Included in this loss is a non-cash gain from the decrease in fair value of the Company’s derivative liabilities.

The Company issued 1,000,000 options pursuant to the Company’s employee stock option plan.  As of June 30, 2010 520,000 options had vested. In conjunction with this issuance, the Company recognized $207,566 in stock option expense for vested options.

Excluding the non cash gain and the non cash expenses resulting from options issued during the period, the net loss would have been $110,008 for the three month period ended June 30, 2010.

Nine Months Ended June 30, 2010

Nine months ended June 30, 2010 compared to the nine months ended June 30, 2009.  Results of operations for the nine months ended June 30, 2009 reflect the following changes from the prior period.

	Nine Months Period Ended June 30
	2010	2009	Increase (Decrease)
Net Revenues	-	-	-
Cost of Revenues	-	-	-
		-
General & Administrative Expense	$686,943	$724,117	$(37,174)
Other Income (Expense)	$189,782	$(13,770)	$203,552
Income (Loss) from Operations	(497,161)	$(737,887)	240,726

Net Income (Loss)	(497,161)	$(737,887)	240,726

The Company had no net revenues from continuing operations in the nine months ended June 30, 2010. The Company’s products are in the development stage.

The Company also had no cost of revenue from continuing operations in the nine months ended June 30, 2010.

General and administrative expenses from continuing operations decreased as noted above due to lower legal, accounting and administrative expenses from the prior year. Included in expenses during the nine months ended June 30, 2010 were professional and patent fees of $251,985.

The Company issued 1,000,000 options pursuant to the Company’s employee stock option plan.  As of June 30, 2010 520,000 options had vested. In conjunction with this issuance, the Company recognized $207,566 in stock option expense for vested options.

For the nine months ended June 30, 2010, the Company recognized net loss of $497,161 from continuing operations compared to a loss of $737,887 for the same period in 2009.

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

Disclosure Controls and Procedures

The Company’s management, including the chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). The Company’s management, including the chief executive officer and chief financial officer, has evaluated our disclosure controls and procedures as of the period ended June 30, 2010 and, since the Company has no audit committee, has concluded that they are currently ineffective. The Company plans to establish an audit committee if it is able to obtain additional financing needed to sustain its business plan.  See “Risk Factors” in the Form 10-K/A.

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

The Company is aware that under the rules of the SEC, it will be required to establish a Sarbanes-Oxley compliant independent audit committee, develop internal financial review, and include an auditor attestation report on internal control over financial reporting when it files its annual report for fiscal year ending September 30, 2010.

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