Form 10-Q
period 2010-12-31
Ohr Pharmaceutical Inc
filed 2011-02-14
CIK 1173281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number:  333-88480

OHR PHARMACEUTICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	90-0577933
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

489 5th Avenue, 28th Floor
New York, NY 10017
(Address of principal executive offices)

(212)682-8452
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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,702,580 shares of Common Stock outstanding as of February 14, 2011.

OHR PHARMACEUTICAL, INC.
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K filed with the SEC on January 13, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	December 31,	September 30,
	2010	2010
	(Unaudited)
CURRENT ASSETS
Cash	$792,556	$422,414
Prepaid expenses	18,788	34,889
Grant receivable	-	65,122
Security deposits	-	85,025
Total Current Assets	811,344	607,450

EQUIPMENT, net	22,918	24,168

OTHER ASSETS
Patent costs	760,814	780,407

TOTAL ASSETS	$1,595,076	$1,412,025

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$317,121	$332,772
Accrued salaries	-	5,453
Short-term notes payable	6,841	17,486
Convertible debentures	-	51,115
Total Current Liabilities	323,962	406,826

LONG-TERM LIABILITIES
Stock warrant derivative liability	2,014,213	1,387,656
Total Long-term Liabilities	2,014,213	1,387,656

TOTAL LIABILITIES	2,338,175	1,794,482

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, Series B; 15,000,000 shares authorized, at $0.0001 par value, 5,583,336 and 5,583,336 shares issued and outstanding, respectively	558	558
Common stock; 180,000,000 shares authorized, at $0.0001 par value, 39,702,580 and 35,452,580 shares issued and outstanding, respectively	3,970	3,545
Additional paid-in capital	22,130,136	21,587,433
Stock subscription receivable	(455,000)	-
Accumulated deficit	(21,628,748)	(21,628,748)
Deficit accumulated during the development stage	(794,015)	(345,245)
Total Stockholders' Equity (Deficit)	(743,099)	(382,457)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$1,595,076	$1,412,025

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From Inception of
			the Development
			Stage on
			October 1,
	For the Three Months Ended		2007 Through
	December 31,		December 31,
	2010	2009	2010

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS PROFIT	-	-	-

OPERATING EXPENSES
General and administrative	134,889	152,682	2,471,454
Research and development	215,441	5,821	493,992
Total Operating Expenses	350,330	158,503	2,965,446

OPERATING LOSS	(350,330)	(158,503)	(2,965,446)

OTHER INCOME AND EXPENSE
Interest expense	(2,180)	(13,999)	(49,470)
Other income and expense	1,450	5,747	159,612
Gain (loss) on derivative liability	(97,710)	-	1,382,876
Total Other Income and Expense	(98,440)	(8,252)	1,493,018

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(448,770)	(166,755)	(1,472,428)

PROVISION FOR INCOME TAXES	-	-	-

LOSS BEFORE	(448,770)	(166,755)	(1,472,428)
DISCONTINUED OPERATIONS
Income from discontinued operations (including gain on disposal of $606)	-	-	678,413
GAIN ON DISCONTINUED OPERATIONS	-	-	678,413

NET LOSS	$(448,770)	$(166,755)	$(794,015)
BASIC LOSS PER SHARE
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	0.00	0.00
	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
BASIC AND DILUTED	35,593,015	26,100,451

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

								Deficit
								Accumulated	Total
	Series B				Additional	Stock		During the	Stockholders
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Stage	(Deficit)
Balance, September 30, 2009	5,583,336	$558	25,247,006	$2,525	$23,077,972	$-	$(21,628,748)	$(839,622)	$612,685
Fair value of warrants granted	-	-	-	-	133,682	-	-	-	133,682
Fair value of employee stock options	-	-	-	-	219,541	-	-	-	219,541
Exercise of warrants for cash at $0.18 per share	-	-	5,583,336	558	1,004,442	-	-	-	1,005,000
Replacement warrants	-	-	-	-	(2,868,242)	-	-	-	(2,868,242)
Exercise of cashless warrants	-	-	4,547,238	455	(455)	-	-	-	-
Conversion of convertible debenture at $0.40 per share	-	-	25,000	2	9,998	-	-	-	10,000
Common stock issued for services at $0.21 per share	-	-	50,000	5	10,495	-	-	-	10,500
Net income for the year ended September 30, 2010	-	-	-	-	-	-	-	494,377	494,377
Balance, September 30, 2010	5,583,336	558	35,452,580	3,545	21,587,433	-	(21,628,748)	(345,245)	(382,457)

Fair value of employee stock options (unaudited)	-	-	-	-	11,975	-	-	-	11,975
Common stock issued for cash (unaudited)	-	-	4,200,000	420	520,733	(455,000)	-	-	66,153
Common stock issued for services at $0.20 per share (unaudited)	-	-	50,000	5	9,995	-	-	-	10,000
Net loss for the three months ended
December 31, 2010 (unaudited)	-	-	-	-	-	-	-	(448,770)	(448,770)
Balance, December 31, 2010 (unaudited)	5,583,336	$558	39,702,580	$3,970	$22,130,136	$(455,000)	$(21,628,748)	$(794,015)	$(743,099)

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Statements of Cash Flows (continued)
(Unaudited)

			From Inception
			of the
			Development
			Stage on
			October 1,
	For the Three Months Ended		2007 Through
	December 31,		December 31,
	2010	2009	2010
OPERATING ACTIVITIES
Net loss	$(448,770)	$(166,755)	$(794,015)
Adjustments to reconcile net loss to net cash used by operating activities:
Discontinued operations	-	-	(678,413)
Common stock issued for services	10,000	-	20,500
Fair value of warrants issued for services	-	88,562	428,254
Fair value of employee stock options	11,975	-	643,376
Gain on extinguishment of debt	-	-	(19,410)
(Gain) loss on derivative liability	97,710	-	(1,382,876)
Depreciation	1,250	-	2,100
Amortization of patent costs	19,593	-	39,186
Changes in operating assets and liabilities
Prepaid expenses	16,101	(21,987)	(18,368)
Other receivables	150,147	-	85,025
Change in accounts payable and accrued expenses	(21,104)	(36,621)	55,099
Net Cash (Used in) Operating Activities	(163,098)	(136,801)	(1,619,542)

INVESTING ACTIVITIES
Purchase of equipment	-	-	(25,018)
Purchase of patents and other intellectual property	-	-	(300,000)
Discontinued operations	-	-	418,000
Net Cash (Used In) Provided by Investing Activities	-	-	92,982

FINANCING ACTIVITIES
Sale of preferred stock and warrants	-	-	1,005,000
Sale of common stock and warrants	595,000	-	595,000
Proceeds of warrants exercised for cash	-	487,000	1,005,000
Proceeds from related party payables	-	-	125,453
Repayments of related party payables	-	-	(125,453)
Proceeds from short-term notes payable	-	-	64,408
Repayments of short-term notes payable	(10,645)	-	(57,567)
Repayment of convertible debentures	(51,115)	(152,922)	(490,000)
Net Cash Provided by Financing Activities	533,240	334,078	2,121,841

NET INCREASE IN CASH	370,142	197,277	595,281
CASH AT BEGINNING OF PERIOD	422,414	345,604	197,275

CASH AT END OF PERIOD	$792,556	$542,881	$792,556

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Statements of Cash Flows (continued)
(Unaudited)
			From Inception
			of the
			Development
			Stage on
			October 1,
	For the Three Months Ended		2007 Through
	December 31,		December 31,
	2010	2009	2010

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$2,180	$27,165	$48,100
Income Taxes	-	-	-

NON CASH FINANCING ACTIVITIES:
Transfer of investment for dividends payable	$-	$-	$186,000
Purchase of patents for debenture	-	-	500,000
Conversion of debenture	-	-	10,000
Options issued to settle accounts payable	-	-	3,991
Stock Subscription Receivable	455,000	-	455,000

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and September 30, 2010

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2010 audited financial statements.  The results of operations for the periods ended December 31, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The Company has had no revenues and has generated an accumulated deficit of approximately $22,422,763 ($794,015 accumulated during the development stage) as of December 31, 2010.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassification of Financial Statement Accounts
Certain amounts in the December 31, 2009 financial statements have been reclassified to conform to the presentation in the December 31, 2010 financial statements.

Recent Accounting Pronouncements
Management has considered recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and September 30, 2010

NOTE 4 – PATENT COSTS

Patent costs represent the capitalized purchase price of assets acquired in the secured party sale as part of the Company’s previously announced strategy to create a rollup of undervalued biotechnology companies and assets.  As of December 31, 2010, the Company had purchased $800,000 worth of biotechnology patents and other intellectual property.  In these acquisitions, the Company used approximately $300,000 in cash and issued a $500,000 convertible debenture for the remainder of the cost which is secured by the acquired assets.

The Company amortizes the patents over their remaining useful lives.  During the three months ended December 31, 2010 and 2009, the Company recognized $19,593 and $-0- in amortization expense on the patents, respectively.  The amortization expense has been included in research and development expense.

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

On June 23, 2010 the holder of the note converted $10,000 of principle into 25,000 shares of common stock at $0.40 per share.  The balance of the convertible note as of September 30, 2010 was $51,115. On December 29, 2010, the company repaid the convertible note in full including all accrued interest.

NOTE 6 – DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS

Effective July 31, 2009, the Company adopted ASC Topic No. 815-40 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. On January 15, 2010 the Company issued 5,583,336 warrants to warrant holders that had exercised warrants during the period at $0.18.  On December 30, 2010 the Company issued 2,520,000 warrants that were attached to shares sold to a group of institutional and accredited investors for gross proceeds of $1,050,000.

The exercise price of the both sets of these warrants are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than $0.18 and $0.25, respectively. If these provisions are triggered, the exercise price of all their warrants will be reduced.  As a result, the warrants are not considered to be solely indexed to the Company’s own stock and are not afforded equity treatment.

The fair value of the derivative liability was calculated using a Lattice Model that values the compound embedded derivatives based on future projections of the various potential outcomes. The assumptions that were analyzed and incorporated into the model included the conversion feature with the full ratchet and weighted average anti dilution reset, expectations of future stock price performance and expectations of future issuances based on the Company’s prior stock history, prior issuances of stock, and expected capital requirements.  Probabilities were assigned to various scenarios in which the reset provisions would go into effect and weighted accordingly.

The total fair value of the warrants issued on January 15, 2010, amounting to $2,868,242 has been recognized as a derivative liability on the date of issuance with all future changes in the fair value of these warrants being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on warrant derivative liability” until such time as the warrants are exercised or expire.  Because these warrants were issued in conjunction with common stock that had been exchanged for warrants with an exercise price of $0.18, the fair value on the date of issuance includes the net cash proceeds from the sale of stock of $1,005,000 and the fair value of $0.18 warrants being forfeited valued on the date of exercise at $2,867,856.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and September 30, 2010

NOTE 6 – DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS (CONTINUED)

The total fair value of the warrants issued on December 30, 2010, amounting to $528,847 has been recognized as a derivative liability on the date of issuance with all future changes in the fair value of these warrants being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on warrant derivative liability” until such time as the warrants are exercised or expire. The total cash proceeds of $1,050,000 were first applied to the warrants with the remaining $521,153 allocated to the common shares and  recorded in additional paid-in capital.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense tem.  The Company’s only two assets or liabilities measured at fair value on a recurring basis are its derivative liabilities associated with the above warrants.  At December 31, 2010, the Company revalued the warrants and determined that, during the three months ended December 31, 2010, the Company’s derivative liability increased by $97,710 to $2,014,213.  The Company recognized a corresponding loss on derivative liability in conjunction with this revaluation.

NOTE 7 – CAPITAL STOCK

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

On August 5, 2010 the Company issued 50,000 shares of its common stock to a consultant for services to be provided to the Company. The shares were valued at $0.21 per share based on the market price of the shares on the date of issuance.  The Company recorded the corresponding $10,500 expense to general and administrative expense.

On November 5, 2010 the Company issued 50,000 shares of common stock to a consultant for services. The shares were valued at $0.20 per share based on the market price of the shares on the date of issuance.  The Company recorded the corresponding $10,000 expense to general and administrative expense.

On December 30, 2010 the Company sold 4,200,000 shares of common stock to a group of institutional and accredited investors for gross proceeds of $1,050,000. As of December 31, 2010 the Company had received $595,000 in cash and recorded a stock subscription receivable for the remaining $455,000, of which all had been received as of February 14, 2011. In addition, the investors received 2,520,000 five year warrants to purchase common stock at an exercise price of $0.55 per share.

NOTE 8 - WARRANTS

The Company has determined the estimated value of the warrants granted to employees and non-employees in exchange for services and financing expenses using the Black-Scholes pricing model and the following assumptions: stock price at valuation, $0.21-$0.52; expected term of 3-5 years, exercise price of $0.55-$0.60, a risk free interest rate of 1.15-2.60%, a dividend yield of 0% and volatility of 132-276%.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and September 30, 2010

NOTE 8 – WARRANTS (CONTINUED)

Between October 29 and December 4, 2009, the Company issued a total of 236,000 warrants for services rendered to the Company.  In conjunction with this issuance, the Company recognized $88,562 in consulting expense.

On April 9, 2010 the Company granted 10,000 warrants as payment for an outstanding accounts payable balance of $3,991.

On June 22, 2010 the Company authorized the issuance of 93,000 warrants for services to the Company.  Of these authorized warrants, 90,000 were issued on June 23, 2010 once the contract for services was finalized. These warrants have a 5 year term with a strike price of $0.50. The remaining 3,000 warrants were issued September 2, 2010. These warrants have a 3 year term with a strike price of $0.50.  The combined value of these warrants was $41,129 at the time of issuance and the value was expensed as research and development expense.

In connection with the December 30, 2010, financing, the investors received 2,520,000 five year warrants to purchase common stock at an exercise price of $0.55 per share. The exercise price of these warrants contains certain reset provisions which require the fair value of the warrants to be reported as a liability and not in permanent equity. On the date of issuance, the Company calculated the fair value of these warrants to be $528,847 (see note 6). The total cash proceeds of $1,050,000 were first applied to the warrants with the remaining $521,153 being allocated to the common shares and being recorded in additional paid-in capital.

Below is a table summarizing the warrants issued and outstanding as of December 31, 2010.

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price	Life (Years)	Date	Exercised
Balance 9/30/09	29,826,529	0.69	-	-	20,511,632
10/09/09	88,000	0.50	5	10/29/14	44,000
11/09/09	18,000	0.50	5	11/09/14	9,000
12/04/09	130,000	0.60	2	12/04/11	78,000
12/15/09	(5,583,336)	0.18	-	-	(1,005,000)
01/15/10	5,583,336	0.55	5	01/15/15	3,070,835
01/15/10	(5,583,336)	0.18	-	-	(1,005,000)
04/13/10	10,000	0.55	5	04/13/15	5,500
07/23/10	93,000	0.50	3	07/23/13	46,500
Expired	-	-	-	-	-
Balance 9/30/10	24,582,193	0.89	-	-	21,755,466
12/30/10	2,520,000	0.55	5	12/30/15	1,386,000
Expired	-	-	-	-	-
Balance 12/31/10	27,102,193	0.85	-	-	23,141,466

NOTE 9 – OPTIONS

On April 12, 2010 the Company granted 1,000,000 warrants to employees as part of its 2009 stock option plan.  The Company used the Black-Scholes option pricing model to calculate the fair market value of these warrants.  Using the assumptions in the table below, the Company calculated a fair value of $0.40 per warrant. Of the 1,000,000 options issued, 520,000 vested upon issuance and the remaining 480,000 will vest over the 5 year life of the options.  As of December 31, 2010 the Company recognized compensation expense of $231,516 for the vested options.

Stock Price at Valuation Date	$0.40
Exercise (Strike) Price	$0.50
Dividend Yield	0.00%
Years to Maturity	5.00
Risk-free Rate	2.60%
Volatility	277%

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and September 30, 2010

NOTE 9 – OPTIONS (CONTINUED)

Below is a table summarizing the options issued and outstanding as of December 31, 2010.

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price	Life (Years)	Date	Exercised
Prior 10/1/2008	-	$-	-	-	$-
04/09/09	579,141	0.65	5	04/09/13	376,442
09/30/09	579,141	0.65	-	-	376,442
04/12/10	1,000,000	0.50	5	04/12/15	500,000
09/30/10	1,579,141	$0.56	-	-	$876,442
Issued	-	-	-	-	-
Expired	(32,176)	0.65	-	-	(20,914)
12/31/10	1,546,965	$0.55	-	-	$855,528

NOTE 10 – SUBSEQUENT EVENTS

Between January 1, 2011, and February 14, 2011, the Company received $455,000 in cash from the stock subscriptions associated with the December 30, 2010 financing.

In accordance with ASC 855, management evaluated subsequent events through the date these financial statements were issued and the Company had no additional material subsequent events to report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” and words of similar import, constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company’s financial and business prospects. These forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of such Act and with the intention of obtaining the benefits of the “safe harbor” provisions of such Act. The Company cautions investors that any forward-looking statements it makes are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. Any investment in our common stock involves a high degree of risk.  For a general discussion of some of these risks in greater detail, see our “Risk Factors” in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended September 30, 2010, as filed with the Securities and Exchange Commission on January 13, 2011.

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

On April 12, 2010, Dr. Irach Taraporewala was hired as the Company’s full-time CEO and Sam Backenroth was hired as the Company’s Vice President of Business Development and Interim CFO. In connection with their employment, Mr. Limpert resigned as an officer and director of the Company.

On December 14, 2010 the Company announced the opening of a new clinical site for its ongoing Phase II clinical trial to investigate the efficacy of OHR/AVR118 for the treatment of cancer cachexia at the Ottawa Hospital Cancer Centre.

Product Pipeline

OHR/AVR118

OHR/AVR118 is a novel immunomodulator with a singular chemical structure that is terminally sterilized and endotoxin-free.  The compound is composed of two small peptides, Peptide A, which is 31 amino acids long, and Peptide B, that is 21 amino acids long. Peptide B is unique in that the dinucleotide, diadenosine, is covalently attached to serine at position 18 through a phosphodiester bond. OHR/AVR118 is quite stable and has a very favorable safety profile both in animal toxicity studies and in human clinical trials.

Ohr is currently conducting a Phase II clinical trial of OHR/AVR 118 for the treatment of cancer cachexia at a leading cancer center in Canada. Cancer cachexia is a severe wasting disorder characterized by weight loss, muscle atrophy, fatigue, weakness, and significant loss of appetite. This disorder is often seen in late stage cancer patients. OHR/AVR118 has also shown to have chemoprotective effects, thus potentially allowing patients to better tolerate chemotherapy and radiation as well as more intensive treatment regimens with ordinary toxic chemotherapeutic agents, while maintaining body weight and avoiding other side effects. There is currently no FDA approved drug for the treatment of cancer cachexia. The Company presented interim data on this current trial at the annual conference of the Society of Cachexia and Wasting Disorders in Barcelona, Spain in December 2009.  On December 14, 2010, the Company announced the opening of a new clinical site for the ongoing Phase II trial in cancer cachexia at the Ottawa Hospital Cancer Centre and the enrollment of the first three patients at the new site.

Squalamine

Squalamine is a first-in-class systemic intracellular, anti-angiogenic drug with a novel mechanism of action. Its ophthalmic formulation, Evizon® (sometimes referred to as Squalamine), has been evaluated against the wet form of age-related macular degeneration (“AMD”), a leading cause of blindness in the elderly, which affects over 200,000 new patients a year in the US alone.

In Phase II trials, in which few drug-related ocular or systemic effects were observed, stabilization or improvement in visual activity was observed in the vast majority of patients, with both early and advanced lesions responding. In a significant number of patients whose wet-AMD had progressed to an advanced stage (“fellow eye”) and were not  candidates for therapy with the currently approved standard of care therapy, the administration of Squalamine produced beneficial effects and significant improvement in best corrected visual acuity (“BCVA”).  As opposed to the approved current standard of care therapy, Evizon® does not require direct injection into the eye.  In addition, Evizon®’s novel mechanism of action avoids the systemic and ophthalmic side effects associated with intraocular injections of anti-vascular endothelial growth factor (VEGF) antibodies. The Company recently completed a carrier and delivery reformulation on Evizon® to deliver the compound in a patient friendly manner and is currently conducting animal studies to assess the safety and efficacy of the reformulation and new delivery system.

Additionally, because of its potent anti-angiogenic effects, Squalamine also shows promise in the treatment of solid tumors such as ovarian cancer. In a concluded Phase IIa study, patients with stage III and IV refractory and resistant ovarian cancer received Squalamine in conjunction with another chemotherapeutic agent with approximately two thirds of the patients achieving a complete response, partial response or stable disease. In 2001, Squalamine was awarded Orphan Drug Status by the Food and Drug Administration (“FDA”) for the treatment of late stage resistant and refractory ovarian cancer. Because of funding constraints, Ohr is seeking a development partner to further advance development of this indication.

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

As of December 31, 2010, the Company had cash of $792,556 and prepaid expenses of $18,788. The Company had current liabilities of $323,962.  This translates to total working capital of $487,382, which means that our cash reserves are not adequate to fund operations after December 2011.  We do not have any source of revenues as of December 31, 2010 and expect to rely on additional financing.  The Company plans to seek private capital through the sale of additional restricted stock or borrowing either from principal shareholders or private parties; however we currently do not have plans to enter into such a transaction and there is no assurance that the Company will complete such a transaction.

In view of the lack of financing plans, the Company may be obliged to discontinue operations, which will adversely affect the value of its common stock. See “Risk Factors” in the Form 10-K.

Significant Subsequent Events

Between January 1, 2011, and February 14, 2011, the Company received $455,000 in cash from the stock subscriptions associated with the December 30, 2010 financing.

In accordance with ASC 855, management evaluated subsequent events through the date these financial statements were issued and the Company had no additional material subsequent events to report.

Results of Operations

Three months ended December 31, 2010 (“2010”) compared to the three months ended December 31, 2009 (“2009”).  Results of operations for the three months ended December 31, 2010 reflect the following changes from the prior period.

	2010	2009	Change
Revenue	$-	$-	$-
Cost of sales	-	-	-
General and administrative	(134,889)	(152,682)	(17,793)
Research and development	(215,441)	(5,821)	209,620
Interest expense	(2,180)	(13,999)	(11,819)
Other income and expense	1,450	5,747	(4,297)
Loss on derivative liability	(97,710)	-	97,710
Loss from operations	(448,770)	(166,755)	282,015
Discontinued operations	-	-	-
Net Loss	$(448,770)	$(166,755)	$282, 015

The Company had no net revenues from continuing operations in the three months ended December 31, 2010. The Company’s products are in the development stage.

The Company also had no cost of revenue from continuing operations in the three months ended December 31, 2010.

General and administrative expenses from continuing operations decreased from $152,682 in the three months ended December, 31, 2009 to $134,889 in 2010.  The decrease in general and administrative expenses during the three months ended December 31, 2010 is primarily due to a decrease in stock and warrants granted for services from $88,562 to $22,975.  The Company had increases in payroll expenses and insurance expense which offset the decrease in professional fees.  The Company expects general and administrative expenses to continue to increase in future periods as development of its products continues.

The Company incurred $215,441 in research and development expenses in the three months ended December 31, 2010 compared to $5,821 in 2009.  The increase of $209,620 is a result of development of the products that it has acquired in 2009.  The Company expects research and development expenses to continue to rise as development of its products continue.

For the three months ended December 31, 2010, the Company recognized net loss of $448,770 compared to a loss of $166,755 for the same period in 2009. Excluding the non cash expense for the value of stock and warrants granted for services and the non-cash loss on derivative liability, the net loss would have been $329,085 and $78,193 for the three month periods ended December 31, 2010 and 2009, respectively.

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

The Company is aware of the general standards and requirements of the Sarbanes-Oxley Act of 2002 and has implemented procedures and rules to comply, so far as applicable, such as a prohibition on company loans to management and affiliates. The Company does not have any audit committee as it does not believe the act requires a separate committee for companies that are reporting companies, but not registered under Section 12(g) of the Securities and Exchange Act of 1934 (e.g., companies registered under Section 15(d)) and whose shares trade only on the OTC Bulletin Board.

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

On January 15, 2010, the Company completed a $1,005,000 financing in which the Company sold 5,583,336 shares of common stock, with 5,583,336 Series H warrants attached as an inducement to holders of the Series F warrants, who exercised their warrants at $0.18 per warrant. The Series H warrants have a 5 year term and are exercisable to purchase common stock at $0.55 per share.

On April 9, 2010 the Company granted 10,000 warrants as payment for an outstanding accounts payable balance of $3,991. The warrants have a 5 year term and are exercisable at $0.55.

On April 12, 2010 the Company granted 1,000,000 warrants to employees as part of its 2009 stock option plan.  The Company used the Black-Scholes option pricing model to calculate the fair market value of these warrants.  The Company calculated a fair value of $0.40 per warrant. Of the 1,000,000 options issued, 520,000 vested upon issuance and the remaining 480,000 will vest over the 5 year life of the options.  As of December 31, 2010 the Company recognized compensation expense of $231,516 for the vested options.

On June 22, 2010 the Company authorized the issuance of 93,000 warrants to be issued for services to be provided to the Company.  Of these authorized warrants, 90,000 were issued with a 5 year term and a strike price of $0.50 on June 23, 2010 once the contract for services was finalized. . The remaining 3,000 warrants were issued with a 3 year term and a strike price of $0.50 on September 2, 2010. .  The combined value of these warrantss is $41,129 and was expensed as research and development expense.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Number

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002