Form 10-Q
period 2011-03-31
Ohr Pharmaceutical Inc
filed 2011-05-12
CIK 1173281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,702,580 shares of Common Stock outstanding as of May 12, 2011.

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

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)

ASSETS

	March 31,	September 30,
	2011	2010
CURRENT ASSETS	(Unaudited)
Cash	$1,109,811	$422,414
Prepaid expenses	51,102	34,889
Grant receivable	-	65,122
Security deposits	-	85,025
Total Current Assets	1,160,913	607,450

EQUIPMENT, net	21,667	24,168

OTHER ASSETS
Patent costs, net	741,241	780,407

TOTAL ASSETS	$1,923,821	$1,412,025

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$323,303	$332,772
Accrued salaries	6,155	5,453
Short-term notes payable	1,689	17,486
Convertible debentures	-	51,115
Total Current Liabilities	331,147	406,826

LONG-TERM LIABILITIES
Stock warrant derivative liability	2,025,716	1,387,656
Total Long-term Liabilities	2,025,716	1,387,656

TOTAL LIABILITIES	2,356,863	1,794,482

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, Series B; 15,000,000 shares authorized,
at $0.0001 par value, 5,583,336 and 5,583,336 shares
issued and outstanding, respectively	558	558
Common stock; 180,000,000 shares authorized,
at $0.0001 par value, 39,702,580 and 35,452,580
shares issued and outstanding, respectively	3,970	3,545
Additional paid-in capital	22,142,111	21,587,433
Accumulated deficit	(21,628,748)	(21,628,748)
Deficit accumulated during the development stage	(950,933)	(345,245)

Total Stockholders' Equity (Deficit)	(433,042)	(382,457)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$1,923,821	$1,412,025

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception of
					the Development
					Stage on
					October 1,
	For the Three Months Ended		For the Six Months Ended		2007 Through
	March 31,		March 31,		March 31,
	2011	2010	2011	2010	2011
REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
General and administrative	154,086	120,764	288,975	273,447	2,625,540
Research and development	61,822	53,082	277,263	58,902	555,814
Total Operating Expenses	215,908	173,846	566,238	332,349	3,181,354

OPERATING LOSS	(215,908)	(173,846)	(566,238)	(332,349)	(3,181,354)

OTHER INCOME AND EXPENSE
Interest expense	(169)	(2,794)	(2,349)	(16,793)	(49,639)
Gain/(Loss) on derivative liability	(11,503)	-	(109,213)	-	1,371,373
Gain on sale of assets	70,500	-	70,500	-	70,500
Other income and expense	162	22,839	1,612	28,586	159,774
Total Other Income and Expense	58,990	20,045	(39,450)	11,793	1,552,008

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(156,918)	(153,801)	(605,688)	(320,556)	(1,629,346)

PROVISION FOR INCOME TAXES	-	-	-	-	-

LOSS BEFORE DISCONTINUED OPERATIONS	(156,918)	(153,801)	(605,688)	(320,556)	(1,629,346)

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception of
					the Development
					Stage on
					October 1,
	For the Three Months Ended		For the Six Months Ended		2007 Through
	March 31,		March 31,		March 31,
	2011	2010	2011	2010	2011
LOSS BEFORE DISCONTINUED OPERATIONS	$(156,918)	$(153,801)	$(605,688)	$(320,556)	$(1,629,346)
Income from discontinued operations
(including gain on disposal of $606)	-	-	-	-	678,413
Income tax benefit	-	-	-	-	-

GAIN ON DISCONTINUED OPERATIONS	-	-	-	-	678,413

NET LOSS	$(156,918)	$(153,801)	$(605,688)	$(320,556)	$(950,933)

BASIC LOSS PER SHARE
Continuing operations	$(0.00)	$(0.00)	$(0.02)	$(0.01)
Discontinued operations	0.00	0.00	0.00	0.00
	$(0.00)	$(0.00)	$(0.02)	$(0.01)
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
BASIC AND DILUTED	39,702,580	34,629,137	37,625,217	30,317,933

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (Deficit)

							Deficit
							Accumulated	Total
	Series B				Additional		During the	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Accumulated	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	(Deficit)
Balance, September 30, 2009	5,583,336	$558	25,247,006	$2,525	$23,077,972	$(21,628,748)	$(839,622)	$612,685

Fair value of warrants granted	-	-	-	-	133,682	-	-	133,682
Fair value of employee stock options	-	-	-	-	219,541	-	-	219,541
Exercise of warrants for cash at $0.18 per share	-	-	5,583,336	558	1,004,442	-	-	1,005,000
Replacement warrants	-	-	-	-	(2,868,242)	-	-	(2,868,242)
Exercise of cashless warrants	-	-	4,547,238	455	(455)	-	-	-
Conversion of convertible debenture at $0.40 per share	-	-	25,000	2	9,998	-	-	10,000
Common stock issued for services at $0.21 per share	-	-	50,000	5	10,495	-	-	10,500
Net income for the year ended September 30, 2010	-	-	-	-	-	-	494,377	494,377

Balance, September 30, 2010	5,583,336	558	35,452,580	3,545	21,587,433	(21,628,748)	(345,245)	(382,457)

Fair value of employee stock options (unaudited)	-	-	-	-	23,950	-	-	23,950
Common stock and warrants issued for cash (unaudited)	-	-	4,200,000	420	520,733	-	-	521,153
Common stock issued for services at $0.20 per share (unaudited)	-	-	50,000	5	9,995	-	-	10,000
Net loss for the six months ended March 31, 2011 (unaudited)	-	-	-	-	-	-	(605,688)	(605,688)

Balance, March 31, 2011 (unaudited)	5,583,336	$558	39,702,580	$3,970	$22,142,111	$(21,628,748)	$(950,933)	$(433,042)

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			of the
			Development
			Stage on
			October 1,
	For the Six Months Ended		2007 Through
	March 31,		March 31,
	2011	2010	2011
OPERATING ACTIVITIES
Net loss	$(605,688)	$(320,556)	$(950,933)
Adjustments to reconcile net loss to net cash
used by operating activities:
Discontinued operations	-	-	(678,413)
Common stock issued for services	10,000	-	20,500
Fair value of warrants issued for services	-	88,562	428,254
Fair value of employee stock options	23,950	-	655,351
Gain on extinguishment of debt	-	(17,021)	(19,410)
Gain on sale of asset	(70,500)	-	(70,500)
(Gain) loss on derivative liability	109,213	-	(1,371,373)
Depreciation	2,502	-	3,352
Amortization of patent costs	39,166	-	58,759
Changes in operating assets and liabilities
Prepaid expenses and deposits	(16,213)	(56,896)	(50,682)
Other receivables	150,146	-	85,024
Change in accounts payable and accrued expenses	(8,767)	48,879	67,436
Net Cash (Used in) Operating Activities	(366,191)	(257,032)	(1,822,635)

INVESTING ACTIVITIES
Proceeds from sale of asset	70,500	-	70,500
Purchase of equipment	-	-	(25,018)
Purchase of patents and other intellectual property	-	-	(300,000)
Discontinued operations	-	-	418,000
Net Cash Provided by Investing Activities	70,500	-	163,482

FINANCING ACTIVITIES
Proceeds from preferred stock and warrants	-	-	1,005,000
Proceeds from common stock, derivative liability and warrants	1,050,000	-	1,050,000
Proceeds of warrants exercised for cash	-	1,005,000	1,005,000
Proceeds from related party payables	-	-	125,453
Repayments of related party payables	-	-	(125,453)
Proceeds from short-term notes payable	-	24,500	64,408
Repayments of short-term notes payable	(15,797)	-	(62,719)
Repayment of convertible debentures	(51,115)	(401,156)	(490,000)
Net Cash Provided by Financing Activities	983,088	628,344	2,571,689

NET INCREASE IN CASH	687,397	371,312	912,536
CASH AT BEGINNING OF PERIOD	422,414	345,604	197,275
CASH AT END OF PERIOD	$1,109,811	$716,916	$1,109,811

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			of the
			Development
			Stage on
			October 1,
	For the Six Months Ended		2007 Through
	March 31,		March 31,
	2011	2010	2011
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$2,349	$41,332	$48,269
Income Taxes	-	-	-

NON CASH FINANCING ACTIVITIES:
Transfer of investment for dividends payable	$-	$-	$186,000
Purchase of patents for debenture	-	-	500,000
Conversion of debenture	-	-	10,000
Options issued to settle accounts payable	-	-	3,991

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011 and September 30, 2010

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2010 audited financial statements.  The results of operations for the periods ended March 31, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The Company has had no revenues and has generated an accumulated deficit of approximately $22,579,681 ($950,933 accumulated during the development stage) as of March 31, 2011.

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

Reclassification of Financial Statement Accounts
Certain amounts in the March 31, 2010 financial statements have been reclassified to conform to the presentation in the March 31, 2011 financial statements.

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011 and September 30, 2010

NOTE 4 – PATENT COSTS

Patent costs represent the capitalized purchase price of assets acquired in the secured party sale as part of the Company’s previously announced strategy to create a rollup of undervalued biotechnology companies and assets.  As of March 31, 2011, the Company had purchased $800,000 worth of biotechnology patents and other intellectual property.  In these acquisitions, the Company used approximately $300,000 in cash and issued a $500,000 convertible debenture for the remainder of the cost which is secured by the acquired assets.

The Company amortizes the patents over their remaining useful lives.  During the six months ended March 31, 2011 and 2010, the Company recognized $39,166 and $-0- in amortization expense on the patents, respectively.  The amortization expense has been included in research and development expense.

NOTE 5 – OTHER ASSETS

During the six months ended March 31, 2011, the Company sold certain non-core assets for $87,500.  The assets sold were acquired as part of a purchase of a larger portfolio of patents. The assets were not part of the targeted biotechnology sector strategy and management did not expect to be able to use or sell these assets during their useful lives and thus assigned an initial value of $0 to these assets.  As part of the transaction, the Company incurred a broker’s fee of $17,000.  Accordingly, the Company recognized a gain on the sale of assets of $70,500.

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

On June 23, 2010 the holder of the note converted $10,000 of principal into 25,000 shares of common stock at $0.40 per share.  The balance of the convertible note as of September 30, 2010 was $51,115. On December 29, 2010, the Company repaid the convertible note in full including all accrued interest.  Accordingly, the security interest issued in connection with the note was released.

NOTE 7 – DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS

Effective July 31, 2009, the Company adopted ASC Topic No. 815-40 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. On January 15, 2010 the Company issued 5,583,336 warrants with an exercise price of $0.55 to warrant holders that had exercised warrants during the period at $0.18.  On December 30, 2010 the Company issued 2,520,000 warrants with an exercise price of $0.55 that were attached to shares sold to a group of institutional and accredited investors for gross proceeds of $1,050,000.

The exercise price of both sets of these warrants are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than $0.18 and $0.25, respectively. If these provisions are triggered, the exercise price of all their warrants will be reduced.  As a result, the warrants are not considered to be solely indexed to the Company’s own stock and are not afforded equity treatment.

The fair value of the derivative liability was calculated using the lattice model which values the compound embedded derivatives based on future projections of the various potential outcomes. The assumptions that were analyzed and incorporated into the model included the conversion feature with the full ratchet and weighted average anti-dilution reset, expectations of future stock price performance and expectations of future issuances based on the Company’s prior stock history, prior issuances of stock, and expected capital requirements.  Probabilities were assigned to various scenarios in which the reset provisions would go into effect and weighted accordingly.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011 and September 30, 2010

NOTE 7 – DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS (CONTINUED)

The total fair value of the warrants issued on January 15, 2010, amounting to $2,868,242 has been recognized as a derivative liability on the date of issuance with all future changes in the fair value of these warrants being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on derivative liability” until such time as the warrants are exercised or expire.  Because these warrants were issued in conjunction with common stock that had been exchanged for warrants with an exercise price of $0.18, the fair value on the date of issuance includes the net cash proceeds from the sale of stock of $1,005,000 and the fair value of the $0.18 warrants being forfeited valued on the date of exercise at $2,867,856.

The total fair value of the warrants issued on December 30, 2010, amounting to $528,847 has been recognized as a derivative liability on the date of issuance with all future changes in the fair value of these warrants being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on derivative liability” until such time as the warrants are exercised or expire. The total cash proceeds of $1,050,000 were first applied to the warrants with the remaining $521,153 allocated to the common shares and recorded in additional paid-in capital.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as an other income or expense item.  The Company’s only two assets or liabilities measured at fair value on a recurring basis are its derivative liabilities associated with the above warrants.  At March 31, 2011, the Company revalued the warrants and determined that, during the six months ended March 31, 2011, the Company’s derivative liability increased by $109,213 to $2,025,716.  The Company recognized a corresponding loss on derivative liability in conjunction with this revaluation.

NOTE 8 – CAPITAL STOCK

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

On December 30, 2010 the Company sold 4,200,000 shares of common stock to a group of institutional and accredited investors for gross proceeds of $1,050,000. In connection with the financing, the investors received 2,520,000 five year warrants to purchase common stock at an exercise price of $0.55 per share. The exercise price of these warrants contains certain reset provisions which require the fair value of the warrants to be reported as a stock warrant derivative liability. On the date of issuance, the Company calculated the fair value of these warrants to be $528,847. The total cash proceeds of $1,050,000 were first applied as an increase to stock warrant derivative liability with the remaining $521,153 being allocated to the common shares and being recorded in additional paid-in capital.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011 and September 30, 2010

NOTE 9 - WARRANTS

The Company has determined the estimated value of the warrants granted to employees and non-employees in exchange for services and financing expenses using the Black-Scholes pricing model and the following assumptions: stock price at valuation, $0.21-$0.52; expected term of 3-5 years, exercise price of $0.50-$0.60, a risk free interest rate of 1.15-2.60%, a dividend yield of 0% and volatility of 132-276%.

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

In connection with the December 30, 2010, financing, the investors received 2,520,000 five year warrants to purchase common stock at an exercise price of $0.55 per share. These warrants contain certain reset provisions which require the fair value of the warrants to be reported as a stock warrant derivative liability. On the date of issuance, the Company calculated the fair value of these warrants to be $528,847 (see note 7). The total cash proceeds of $1,050,000 were first applied as an increase to  stock warrant derivative liability with the remaining $521,153 being allocated to the common shares and being recorded in additional paid-in capital.

Below is a table summarizing the warrants issued and outstanding as of March 31, 2011.

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price	Life (Years)	Date	Exercised
Balance 9/30/09	29,826,529	0.69	-	-	20,511,632
10/09/09	88,000	0.50	5	10/29/14	44,000
11/09/09	18,000	0.50	5	11/09/14	9,000
12/04/09	130,000	0.60	2	12/04/11	78,000
12/15/09	(5,583,336)	0.18	-	-	(1,005,000)
01/15/10	5,583,336	0.55	5	01/15/15	3,070,835
01/15/10	(5,583,336)	0.18	-	-	(1,005,000)
04/13/10	10,000	0.55	5	04/13/15	5,500
07/23/10	93,000	0.50	3	07/23/13	46,500
Expired	-	-	-	-	-
Balance 9/30/10	24,582,193	0.89	-	-	21,755,467
12/30/10	2,520,000	0.55	5	12/30/15	1,386,000
Expired	(1,090,568)	1.19	-	-	(1,297,776)
Balance 3/31/11	26,011,625	0.84	-	-	21,843,691

Note 10 – Options

On April 12, 2010 the Company granted 1,000,000 warrants to employees as part of its 2009 stock option plan.  The Company used the Black-Scholes option pricing model to calculate the fair market value of these warrants.  Using the assumptions in the table below, the Company calculated a fair value of $0.40 per warrant. Of the 1,000,000 options issued, 520,000 vested upon issuance and the remaining 480,000 will vest over the 5 year life of the options.  In the six month period ended March 31, 2011 the Company recognized compensation expense of $23,950 for the vested options.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011 and September 30, 2010

Note 10 – Options (CONTINUED)

Stock Price at Valuation Date	$0.40
Exercise (Strike) Price	$0.50
Dividend Yield	0.00%
Years to Maturity	5.00
Risk-free Rate	2.60%
Volatility	277%

Below is a table summarizing the options issued and outstanding as of March 31, 2011.

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price	Life (Years)	Date	Exercised
Prior 10/1/2008	-	$-	-	-	$-
04/09/09	579,141	0.65	5	04/09/13	376,442
09/30/09	579,141	0.65	-	-	376,442
04/12/10	1,000,000	0.50	5	04/12/15	500,000
09/30/10	1,579,141	$0.56	-	-	$876,442
Issued	-	-	-	-	-
Expired	(32,176)	0.65	-	-	(20,914)
3/31/11	1,546,965	$0.55	-	-	$855,528

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855, management evaluated subsequent events through the date these financial statements were issued and determined the Company had no additional material subsequent events to report.

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

History and Recent Events

Ohr Pharmaceutical, Inc. (“we”, “Ohr”, the “Company” or the “Registrant”) is a Delaware corporation that was organized on August 4, 2009. On that date, the predecessor firm (formerly known as BBM Holdings, Inc. and Prime Resource, Inc., organized on March 29, 2002) completed a reincorporation merger with its wholly-owned subsidiary, Ohr Pharmaceutical, Inc., and ceased to exist as a separate legal entity. The reincorporation merger did not result in any material change in our business, offices, facilities, assets, liabilities, obligations or net worth, or our directors, officers or employees.

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

The Company acquired OHR/AVR118 and related assets in a secured party sale with $100,000 in cash and $500,000 principal amount of 11% convertible secured non-recourse debenture due June 20, 2011  convertible into common stock at $0.40 per share (the “Convertible Debenture”). The Convertible Debenture was repaid in full on December 29, 2010. The cash portion of the purchase price was financed by short-term loans from an affiliate of Orin Hirschman and another current shareholder, which were repaid June 3, 2009.

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

Squalamine

Squalamine is a first-in-class systemic intracellular, anti-angiogenic drug with a novel mechanism of action. Its ophthalmic formulation, Evizon®(sometimes referred to as Squalamine), has been evaluated against the wet form of age-related macular degeneration (“AMD”), a leading cause of blindness in the elderly, which affects over 200,000 new patients a year in the US alone.

In Phase II trials, in which few drug-related ocular or systemic effects were observed, stabilization or improvement in visual activity was observed in the vast majority of patients, with both early and advanced lesions responding. In a significant number of patients whose wet- AMD had progressed to an advanced stage (“fellow eye”) and were not candidates for therapy with the currently approved standard of care therapy, the administration of Squalamine produced beneficial effects and significant improvement in best corrected visual acuity (“BCVA”).  As opposed to the approved current standard of care therapy, Evizon® does not require direct injection into the eye.  In addition, Evizon®’s novel mechanism of action avoids the systemic and ophthalmic side effects associated with intraocular injections of anti-vascular endothelial growth factor (“VEGF”) antibodies. The Company recently completed a carrier and delivery reformulation on Evizon ®, to deliver the compound in a patient friendly manner and is currently conducting animal studies to assess the safety and efficacy of the reformulation and new delivery system.

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

As of March 31, 2011, the Company had cash of $1,109,811 and prepaid expenses of $51,102. The Company had current liabilities of $331,147.  This translates to total working capital of $829,766, which means that our cash reserves are not adequate to fund operations after December 31, 2011.  We do not have any source of revenues as of March 31, 2011 and expect to rely on additional financing.  The Company plans to seek private capital through the sale of additional restricted stock or borrowing either from principal shareholders or private parties; however we currently do not have plans to enter into such a transaction and there is no assurance that the Company will complete such a transaction.

In view of the lack of financing plans, the Company may be obliged to discontinue operations, which will adversely affect the value of its common stock. See “Risk Factors” in the Form 10-K.

Significant Subsequent Events

In accordance with ASC 855, management evaluated subsequent events through the date these financial statements were issued and determined the Company had no additional material subsequent events to report.

Results of Operations

Three Months Ended March 31, 2011

Three months ended March 31, 2011 (“2011”) compared to the three months ended March 31, 2010 (“2010”).  Results of operations for the three months ended March 31, 2011 reflect the following changes from the prior period.

	2011	2010	Change
Revenue	$-	$-	$-
Cost of sales	-	-	-
General and administrative	(154,086)	(120,764)	33,322
Research and development	(61,822)	(53,082)	8,740
Interest expense	(169)	(2,794)	(2,625)
Gain (Loss) on derivative liability	(11,503)	-	(11,503)
Gain on sale of assets	70,500	-	70,500
Other income and expenses	162	22,839	(22,677)
Loss from operations	(156,918)	(153,801)	3,117
Discontinued operations	-	-	-
Net Loss	$(156,918)	$(153,801)	$3,117

The Company had no net revenues from continuing operations in the three months ended March 31, 2011. The Company’s products are in the development stage.

The Company also had no cost of revenue from continuing operations in the three months ended March 31, 2011.

General and administrative expenses from continuing operations increased from $120,764 in the three months ended March, 31, 2010 to $154,086 in 2011.  The increase in general and administrative expenses during the three months ended March 31, 2011 is primarily due to an increase in payroll expenses related to the employment of  our management team commencing in April 2010 .  The Company expects general and administrative expenses to continue to increase in future periods as development of its products continues.

The Company incurred $61,822 in research and development expenses in the three months ended March 31, 2011 compared to $53,082 in 2010.  The increase of $8,740 is a result of maintenance and development of the products that it acquired in 2009.  The Company expects research and development expenses to continue to rise as development of its products continue.

The Company sold certain non-core assets for $87,500.  The assets sold were acquired as part of a purchase of a larger portfolio of patents. The assets were not part of the targeted biotechnology sector strategy and management did not expect to be able to use or sell these assets during their useful lives and thus assigned an initial value of $0 to these assets.  As part of the transaction, the Company incurred a broker’s fee of $17,000.  Accordingly, the Company recognized a gain on the sale of assets of $70,500.

For the three months ended March 31, 2011, the Company recognized net loss of $156,918 compared to a loss of $153,801 for the same period in 2010. Until the Company is able to generate revenues, management expects to continue to incur net losses.

Six Months Ended March 31, 2011

Six months ended March 31, 2011 (“2011”) compared to the six months ended March 31, 2010 (“2010”).  Results of operations for the six months ended March 31, 2011 reflect the following changes from the prior period.

	2011	2010	Change
Revenue	$-	$-	$-
Cost of sales	-	-	-
General and administrative	(288,975)	(273,447)	15,528
Research and development	(277,263)	(58,902)	218,361
Interest expense	(2,349)	(16,793)	(14,444)
Gain (Loss) on derivative liability	(109,213)	-	(109,213)
Gain on sale of assets	70,500	-	70,500
Other income and expenses	1,612	28,586	(26,974)
Loss from operations	(605,688)	(320,556)	285,132
Discontinued operations	-	-	-
Net Loss	$(605,688)	$(320,556)	$285,132

The Company had no net revenues from continuing operations in the six months ended March 31, 2011. The Company’s products are in the development stage.

The Company also had no cost of revenue from continuing operations in the six months ended March 31, 2011.

General and administrative expenses from continuing operations increased from $273,447 in the six months ended March, 31, 2010 to $288,975 in 2011 as the Company continues development of the products that it has acquired over the prior twelve months.

The Company incurred $277,263 in research and development expenses in the three months ended March 31, 2011 compared to $58,902 in 2010.  The increase of $218,361 is a result of maintenance and development of the products that it acquired in 2009 and pre-clinical research and development.  The Company expects research and development expenses to continue to rise as development of its products continue.

The Company sold certain non-core assets for $87,500.  The assets sold were acquired as part of a purchase of a larger portfolio of patents. The assets were not part of the targeted biotechnology sector strategy and management did not expect to be able to use or sell these assets during their useful lives and thus assigned an initial value of $0 to these assets.  As part of the transaction, the Company incurred a broker’s fee of $17,000.  Accordingly, the Company recognized a gain on the sale of assets of $70,500.

For the six months ended March 31, 2011, the Company recognized net loss of $605,688 compared to a loss of $320,556 for the same period in 2010. Excluding non-cash income and expenses during the period, the net loss would have been $420,857 for the six month periods ended March 31, 2011, compared to a net loss of $249,015 for the six month period ended March 31, 2010.

Item 3.	Quantitative and Qualitative Risk

Market risk represents the risk of loss arising from adverse changes in interest rates and foreign exchange rates.  The Company does not have any material exposure to interest rate or exchange rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of that date. This is in accordance with Section 404(a) of the Sarbanes-Oxley Act of 2002 (“SOX”) because the Company is a smaller reporting company under the SEC’s rules. We are not required to be in compliance with SOX 404(b), which requires attestation by a company’s independent auditors.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the chief executive officer and chief financial officer, and effected by the board of directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US Generally Accepted Accounting Principles (“GAAP”) including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and the directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all errors and all fraud that could occur. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

This Quarterly Report does not include an attestation report of the Company’s current independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s current independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Quarterly Report.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during our  second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 30, 2010 the Company sold 4,200,000 shares of common stock to a group of institutional and accredited investors for gross proceeds of $1,050,000. In connection with the financing, the investors received 2,520,000 five year warrants to purchase common stock at an exercise price of $0.55 per share. The exercise price of these warrants contains certain reset provisions which require the fair value of the warrants to be reported as a stock warrant derivative liability. On the date of issuance, the Company calculated the fair value of these warrants to be $528,847. The total cash proceeds of $1,050,000 were first applied as an increase to stock warrant derivative liability with the remaining $521,153 being allocated to the common shares and being recorded in additional paid-in capital.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Number

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002