Form 10-Q
period 2011-06-30
Ohr Pharmaceutical Inc
filed 2011-08-15
CIK 1173281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,702,580 shares of Common Stock outstanding as of August 15, 2011.

 OHR PHARMACEUTICAL, INC.
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on January 13, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

TABLE OF CONTENTS	PAGE

Balance Sheets as of June 30, 2011 (unaudited) and September 30, 2010	4

Statements of Operations for the three and nine month periods ended June 30, 2011 and 2010 and the period from inception of the Development Stage on October 1, 2007 through June 30, 2011(unaudited)	5

Statement of Changes in Stockholders’ Equity (deficit) through June 30, 2011 (unaudited)	6

Statements of Cash Flows for the nine month periods ended June 30, 2011 and 2010 and the period from inception of the Development Stage on October 1, 2007 through June 30, 2011 (unaudited)	7

Notes to Unaudited Financial Statements	9

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	September 30,
	2011	2010
CURRENT ASSETS	(Unaudited)

Cash	$878,538	$422,414
Prepaid expenses	31,854	34,889
Grant receivable	—	65,122
Security deposits	—	85,025
Total Current Assets	910,392	607,450

EQUIPMENT, net	20,416	24,168

OTHER ASSETS
Patent costs, net	721,681	780,407

TOTAL ASSETS	$1,652,489	$1,412,025

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$325,055	$332,772
Accrued salaries	—	5,453
Short-term notes payable	—	17,486
Convertible debentures	—	51,115
Total Current Liabilities	325,055	406,826

LONG-TERM LIABILITIES
Stock warrant derivative liability	4,861,699	1,387,656
Total Long-term Liabilities	4,861,699	1,387,656

TOTAL LIABILITIES	5,186,754	1,794,482

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, Series B; 15,000,000 shares authorized, at $0.0001 par value, 5,583,336 and 5,583,336 shares issued and outstanding, respectively	558	558
Common stock; 180,000,000 shares authorized, at $0.0001 par value, 39,702,580 and 35,452,580 shares issued and outstanding, respectively	3,970	3,545
Additional paid-in capital	22,178,436	21,587,433
Accumulated deficit	(21,628,748)	(21,628,748)
Deficit accumulated during the development stage	(4,088,481)	(345,245)
Total Stockholders’ Equity (Deficit)	(3,534,265)	(382,457)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,652,489	$1,412,025

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)
					From Inception of
					the Development
					Stage on October 1,
	For the Three Months Ended		For the Nine Months Ended		2007 Through
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011
REVENUES	$—	$—	$—	$—	$—
COST OF SALES	—	—	—	—	—
GROSS PROFIT	—	—	—	—	—
OPERATING EXPENSES
General and administrative	228,387	340,096	517,362	613,544	2,853,927
Research and development	73,144	14,497	350,407	73,399	628,958
Total Operating Expenses	301,531	354,593	867,769	686,943	3,482,885
OPERATING LOSS	(301,531)	(354,593)	(867,769)	(686,943)	(3,482,885)
OTHER INCOME AND EXPENSE
Interest expense	(84)	(2,495)	(2,433)	(19,288)	(49,723)
Gain/(Loss) on derivative liability	(2,835,983)	140,969	(2,945,196)	140,969	(1,464,610)
Gain on sale of assets	—	—	70,500	—	70,500
Other income and expense	50	39,514	1,662	68,101	159,824
Total Other Income and Expense	(2,836,017)	177,988	(2,875,467)	189,782	(1,284,009)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,137,548)	(176,605)	(3,743,236)	(497,161)	(4,766,894)
PROVISION FOR INCOME TAXES	—	—	—	—	—
LOSS BEFORE	(3,137,548)	(176,605)	(3,743,236)	(497,161)	(4,766,894)
DISCONTINUED OPERATIONS
Income from discontinued operations (including gain on disposal of $606)	—	—	—	—	678,413
Income tax benefit	—	—	—	—	—
GAIN ON DISCONTINUED OPERATIONS	—	—	—	—	678,413
NET LOSS	$(3,137,548)	$(176,605)	$(3,743,236)	$(497,161)	$(4,088,481)

BASIC LOSS PER SHARE
Continuing operations	$(0.08)	$(0.00)	$(0.10)	$(0.02)
Discontinued operations	0.00	0.00	0.00	0.00
	$(0.08)	$(0.00)	$(0.10)	$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	39,702,580	35,379,778	38,317,672	31,742,119

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)

							Deficit
							Accumulated	Total
	Series B				Additional		During the	Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	(Deficit)
Balance, September 30, 2009	5,583,336	$558	25,247,006	$2,525	$23,077,972	$(21,628,748)	$(839,622)	$612,685
Fair value of warrants granted	—	—	—	—	133,682	—	—	133,682
Fair value of employee stock options	—	—	—	—	219,541	—	—	219,541
Exercise of warrants for cash at $0.18 per share	—	—	5,583,336	558	1,004,442	—	—	1,005,000
Replacement warrants	—	—	—	—	(2,868,242)	—	—	(2,868,242)
Exercise of cashless warrants	—	—	4,547,238	455	(455)	—	—	—
Conversion of convertible debenture at $0.40 per share	—	—	25,000	2	9,998	—	—	10,000
Common stock issued for services at $0.21 per share	—	—	50,000	5	10,495	—	—	10,500
Net income for the year ended September 30, 2010	—	—	—	—	—	—	494,377	494,377

Balance, September 30, 2010	5,583,336	558	35,452,580	3,545	21,587,433	(21,628,748)	(345,245)	(382,457)

Fair value of employee stock options (unaudited)	—	—	—	—	35,925	—	—	35,925
Common stock and warrants issued for cash (unaudited)	—	—	4,200,000	420	520,733	—	—	521,153
Common stock issued for services at $0.20 per share(unaudited)	—	—	50,000	5	9,995	—	—	10,000
Warrants issued for services (unaudited)	—	—	—	—	24,350	—	—	24,350
Net loss for the nine months ended June 30, 2011 (unaudited)	—	—	—	—	—	—	(3,743,236)	(3,743,236)

Balance, June 30, 2011 (unaudited)	5,583,336	$558	39,702,580	$3,970	$22,178,436	$(21,628,748)	$(4,088,481)	$(3,534,265)

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			of the
			Development
			Stage on
			October 1,
	For the Nine Months Ended		2007 Through
	June 30,		June 30,
	2011	2010	2011
OPERATING ACTIVITIES
Net loss	$(3,743,236)	$(497,161)	$(4,088,481)
Adjustments to reconcile net loss to net cash used by operating activities:
Discontinued operations	—	—	(678,413)
Common stock issued for services	10,000	—	20,500
Fair value of warrants issued for services	24,350	296,128	452,604
Fair value of employee stock options	35,925	—	667,326
Gain on extinguishment of debt	—	(49,559)	(19,410)
Gain on sale of asset	(70,500)	—	(70,500)
(Gain) loss on derivative liability	2,945,196	(140,969)	1,464,610
Depreciation	3,752	—	4,602
Amortization of patent costs	58,726	—	78,319
Changes in operating assets and liabilities
Prepaid expenses and deposits	3,035	(27,211)	(31,434)
Security deposits and other receivables	150,147	—	85,025
Accounts payable and accrued expenses	(13,170)	52,601	63,033
Net Cash (Used in) Operating Activities	(595,775)	(366,171)	(2,052,219)

INVESTING ACTIVITIES

Proceeds from sale of asset	70,500	—	70,500
Purchase of equipment	—	—	(25,018)
Purchase of patents and other intellectual property	—	—	(300,000)
Discontinued operations	—	—	418,000
Net Cash Provided by Investing Activities	70,500	—	163,482

FINANCING ACTIVITIES

Proceeds from preferred stock and warrants	—	—	1,005,000
Proceeds from common stock, derivative liability and warrants	1,050,000	—	1,050,000
Proceeds from warrants exercised for cash	—	1,005,000	1,005,000
Proceeds from related party payables	—	—	125,453
Repayments of related party payables	—	—	(125,453)
Proceeds from short-term notes payable	—	24,500	64,408
Repayments of short-term notes payable	(17,486)	(7,976)	(64,408)
Repayment of convertible debentures	(51,115)	(401,156)	(490,000)
Net Cash Provided by Financing Activities	981,399	620,368	2,570,000

NET INCREASE IN CASH	456,124	254,197	681,263
CASH AT BEGINNING OF PERIOD	422,414	345,604	197,275

CASH AT END OF PERIOD	$878,538	$599,801	$878,538

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			of the
			Development
			Stage on
			October 1,
	For the Nine Months Ended		2007 Through
	June 30,		June 30,
	2011	2010	2011

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$2,374	$30,963	$48,294
Income Taxes	—	—	—

NON CASH FINANCING ACTIVITIES:
Transfer of investment for dividends payable	$—	$—	$186,000
Purchase of patents for debenture	—	—	500,000
Conversion of debenture	—	10,000	10,000
Options issued to settle accounts payable	—	—	3,991

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2011 and September 30, 2010

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2010 audited financial statements.  The results of operations for the periods ended June 30, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The Company has had no revenues and has generated an accumulated deficit of approximately $25,717,229 ($4,088,481 accumulated during the development stage) as of June 30, 2011.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Reclassification of Financial Statement Accounts

Certain amounts in the June 30, 2010 financial statements have been reclassified to conform to the presentation in the June 30, 2011 financial statements.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – PATENT COSTS

Patent costs represent the capitalized purchase price of assets acquired in the secured party sale as part of the Company’s previously announced strategy to create a rollup of undervalued biotechnology companies and assets.  As of June 30, 2011, the Company had purchased $800,000 worth of biotechnology patents and other intellectual property.  In these acquisitions, the Company used approximately $300,000 in cash and issued a $500,000 convertible debenture for the remainder of the cost which was secured by the acquired assets and was repaid.

The Company amortizes the patents over their remaining useful lives.  During the nine months ended June 30, 2011 and 2010, the Company recognized $58,726 and $-0- in amortization expense on the patents, respectively.  The amortization expense has been included in research and development expense.

NOTE 5 – OTHER ASSETS

During the nine months ended June 30, 2011, the Company sold certain non-core assets for $87,500.  The assets sold were acquired as part of a purchase of a larger portfolio of patents. The assets were not part of the targeted biotechnology sector strategy and management did not expect to be able to use or sell these assets during their useful lives and thus assigned an initial value of $0 to these assets.  As part of the transaction, the Company incurred a broker’s fee of $17,000.  Accordingly, the Company recognized a gain on the sale of assets of $70,500.

NOTE 6 – CONVERTIBLE DEBT

During the year ended September 30, 2009, the Company issued an 11% convertible note in the amount of $500,000, due June 20, 2011. Under the terms of the note, the Company paid $180,000 on December 15, 2009, and quarterly payments of $25,000 commencing on March 30, 2010, each of which was applied first towards the satisfaction of accrued interest and then towards the satisfaction of principal. All unpaid principal and accrued interest on the notes was convertible into shares of the Company’s common stock at the election of the purchasers at any time at the conversion price of $0.40 per share.  On June 23, 2010 the holder of the note converted $10,000 of principal into 25,000 shares of common stock at $0.40 per share.  On December 29, 2010, the Company repaid the balance of the convertible note in full including all accrued interest.  Accordingly, the security interest issued in connection with the note was released.

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

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only two assets or liabilities measured at fair value on a recurring basis are its derivative liabilities associated with the above warrants.  At June 30, 2011, the Company revalued the warrants and determined that, during the nine months ended June 30, 2011, the Company’s derivative liability increased by $2,945,196 to $4,861,699.  The Company recognized a corresponding loss on derivative liability in conjunction with this revaluation.

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

On December 30, 2010 the Company sold 4,200,000 shares of common stock to a group of institutional and accredited investors for gross proceeds of $1,050,000. As of December 31, 2010 the Company had received $595,000 in cash and recorded a stock subscription receivable for the remaining $455,000, of which all had been received as of February 14, 2011. In addition, the investors received 2,520,000 five year warrants to purchase common stock at an exercise price of $0.55 per share valued at $528,847, leaving a net of $521,153 for the value of the shares issued.

NOTE 9 - WARRANTS

The Company has determined the estimated value of the warrants granted to employees and non-employees in exchange for services and financing expenses using the Black-Scholes pricing model and the following assumptions: stock price at valuation, $0.21-$0.52; expected term of 3-5 years, exercise price of $0.50-$0.60, a risk free interest rate of 1.15-2.60%, a dividend yield of 0% and volatility of 132-435%.

Between October 29 and December 4, 2009, the Company issued a total of 236,000 warrants for services rendered to the Company.  As a result of this issuance, the Company recognized $88,562 in consulting expense.

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

Between May 12 and June 13, 2011, the Company issued a total of 355,000 warrants for services rendered to the Company.  Of these warrants, 55,000 vest immediately and 300,000 vest over a 12 month period and will be recognized over the term of the agreement. As a result of this issuance, the Company recognized $24,350 in consulting expense.

NOTE 9 – WARRANTS (CONTINUED)

Below is a table summarizing the warrants issued and outstanding as of June 30, 2011.

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price	Life (Years)	Date	Exercised
Balance 10/1/08	13,509,857	1.18	5	Various	15,941,631
03/20/09	5,000,000	0.50	5	03/31/14	2,500,000
06/03/09	11,166,672	0.18	5	06/03/14	2,010,001
09/30/09	150,000	0.40	5	06/30/14	60,000
Expired	—	—	—	—	—
Balance 9/30/09	29,826,529	0.69	—	—	20,511,632
10/09/09	88,000	0.50	5	10/29/14	44,000
11/09/09	18,000	0.50	5	11/09/14	9,000
12/04/09	130,000	0.60	2	12/04/11	78,000
12/15/09	(5,583,336)	0.18	—	—	(1,005,000)
01/15/10	5,583,336	0.55	5	01/15/15	3,070,835
01/15/10	(5,583,336)	0.18	—	—	(1,005,000)
04/13/10	10,000	0.55	5	04/13/15	5,500
07/23/10	93,000	0.50	3	07/23/13	46,500
Expired	—	—	—	—	—
Balance 9/30/10	24,582,193	0.89	—	—	21,755,467
12/30/10	2,520,000	0.55	5	12/30/15	1,386,000
05/12/11	25,000	0.50	5	5/12/2016	12,500
05/12/11	30,000	0.50	5	5/12/2016	15,000
06/13/11	25,000	0.50	2	6/13/2013	12,500
Expired	(1,090,568)	1.19	—	—	(1,297,776)
Balance 6/30/11	26,091,625	0.84	—	—	21,883,691

NOTE 10 – OPTIONS

On April 12, 2010 the Company granted 1,000,000 options to employees as part of its 2009 stock option plan.  The Company used the Black-Scholes option pricing model to calculate the fair market value of these options.  Using the assumptions in the table below, the Company calculated a fair value of $0.40 per option. Of the 1,000,000 options issued, 520,000 vested upon issuance and the remaining 480,000 will vest over the 5 year life of the options.  In the nine month period ended June 30, 2011, the Company recognized compensation expense of $35,925 for the vested options.

Stock Price at Valuation Date	$0.40
Exercise (Strike) Price	$0.50
Dividend Yield	0.00%
Years to Maturity	5.00
Risk-free Rate	2.60%
Volatility	277%

Below is a table summarizing the options issued and outstanding as of June 30, 2011.

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price	Life (Years)	Date	Exercised
Prior 10/1/2008	—	$—	—	—	$—
04/09/09	579,141	0.65	5	04/09/13	376,442
Balance 09/30/09	579,141	0.65	—	—	376,442
04/12/10	1,000,000	0.50	5	04/12/15	500,000
Balance 09/30/10	1,579,141	$0.56	—	—	$876,442
Issued	—	—	—	—	—
Expired	(32,176)	0.65	—	—	(20,914)
Balance 6/30/11	1,546,965	$0.55	—	—	$855,528

NOTE 11 – SUBSEQUENT EVENTS

On July 7, 2011, the Company entered into a consulting agreement for clinical trials and other services to be provided to the Company over a 12 month period.  As compensation, the Company has agreed to issue warrants to purchase 100,000 shares of the Company’s common stock.  The warrants have an exercise price of $0.54 per share, and are exercisable for five years. In addition, the Company has agreed to issue 120,000 warrants to purchase common stock, vesting in equal tranches of 30,000 warrants per quarter. Such warrants will have an exercise price equal to the Company’s market price at the time of each vesting tranche, and be exercisable for a period of five years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” and words of similar import, constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company’s financial and business prospects. These forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of such Act and with the intention of obtaining the benefits of the “safe harbor” provisions of such Act. The Company cautions investors that any forward-looking statements it makes are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. Any investment in our common stock involves a high degree of risk.  For a general discussion of some of these risks in greater detail, see our “Risk Factors” in the Company’s Annual Report on Form 10-K (the “ Form 10-K ”) for the fiscal year ended September 30, 2010,  as filed with the Securities and Exchange Commission on January 13, 2011.

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

On June 21, 2011, the Company announced the topical Squalamine program and its intention to move the program forward into clinical trials for the treatment of the wet form of age-related macular degeneration. The Company also announced preclinical animal results using the topical Squalamine formulation on July 13, 2011.

Product Pipeline

Squalamine

Squalamine is an anti-angiogenic small molecule with a novel intracellular mechanism of action, that counteracts not only Vascular Endothelial Growth Factor (“VEGF”)  but also other angiogenic growth factors such as Platelet Derived Growth Factor (”PDGF”). Recent clinical evidence has shown PDGF to be an additional target for the treatment of Wet Age-related Macular Degeneration (“Wet-AMD”).  Using the intravenous formulation in over 250 patients in Phase 1 and Phase 2 trials for the treatment of Wet-AMD, Squalamine demonstrated good safety and efficacy in both early and advanced Wet-AMD. Ohr reformulated Squalamine for ophthalmic indications from an intravenous infusion (“IV”)

to a topical eye drop. The Company plans on advancing its clinical Wet-AMD program with the novel topical formulation. The topical formulation is designed for enhanced uptake to the back of the eye and decreased potential for side effects. The previous IV formulation had been awarded fast track status and a Special Protocol Assessment for a phase III registration study from the U.S. Food and Drug Administration (“FDA”).

In Phase II intravenous clinical trials, stabilization or improvement in visual activity was observed in the vast majority of patients, with both early and advanced lesions responding and few drug-related ocular or systemic effects were observed. In a number of patients whose Wet-AMD had progressed to an advanced stage (“fellow eye”), the administration of Squalamine produced beneficial effects and significant improvement in best corrected visual acuity (“BCVA”).  As opposed to the approved current standard of care therapy, Squalamine does not require direct injection into the eye.

The Company has conducted preclinical testing on the novel topical formulation with the following results:

●
Ocular tolerance and toxicity: In a dose escalation safety study involving daily eye drop treatment in Dutch belted rabbits over a 28 day period, the formulation proved safe, and exhibited no signs of ocular toxicity or changes in intraocular pressure. Importantly, no macroscopic or histopathological changes to the ocular tissues were noted.

●
Biodistribution study: A single eye drop was administered to the front of the eye in Dutch belted rabbits.  At all evaluated timepoints, drug concentrations in the posterior sclera-choroid region behind the retina at the back of the eye exceeded the tissue concentrations of Squalamine that are known to block the choroidal neovascularization process in wet-AMD.   The study results also demonstrated that the drug was undetectable in the anterior chamber of the eye (aqueous humor), confirming that it does not penetrate through all the layers of the cornea or contact the lens.

Additionally, Squalamine has shown promise in the treatment of solid tumors such as ovarian cancer. In a Phase IIa study, patients with stage III and IV refractory and resistant ovarian cancer received Squalamine in conjunction with another chemotherapeutic agent with approximately two thirds of the patients achieving a complete response, partial response or stable disease. In 2001, Squalamine was awarded Orphan Drug Status by the Food and Drug Administration (“FDA”) for the treatment of late stage resistant and refractory ovarian cancer. Because of funding constraints, Ohr is seeking a development partner to further advance development of this indication.

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

General

The Company is a biotechnology rollup company currently focused on development of the Company’s previously acquired compounds. With the addition of our executive management team in April 2010, we have shifted our strategy accordingly to focus on the development of our two later stage lead products, OHR/AVR 118 for the treatment of cancer cachexia, and Squalamine for the treatment of Wet-AMD. We acquired OHR/AVR118 in a secured party sale and Squalamine from the Genaera Liquidating Trust as part of the Company’s previous strategy to create a rollup of undervalued biotechnology companies and assets.

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

As of June 30, 2011, the Company had cash of $878,538 and prepaid expenses of $31,854. The Company had current liabilities of $325,055.  This translates to total working capital of $585,337, which means that our cash reserves are not adequate to fund operations after December 31, 2011.  We do not have any source of revenues as of June 30, 2011 and expect to rely on additional financing.  The Company plans to seek private capital through the sale of additional restricted stock or borrowing either from principal shareholders or private parties; however we currently do not have plans to enter into such a transaction and there is no assurance that the Company will complete such a transaction.

In view of the lack of financing plans, the Company may be obliged to discontinue operations, which will adversely affect the value of its common stock. See “Risk Factors” in the Form 10-K.

Significant Subsequent Events

On July 7, 2011, the Company entered into a consulting agreement for clinical trials and other services to be provided to the Company over a 12 month period.  As compensation, the Company has agreed to issue warrants to purchase 100,000 shares of the Company’s common stock.  The warrants will have an exercise price of $0.54 per share, which are exercisable for five years. In addition, the Company has agreed to issue 120,000 warrants to purchase common stock, vesting in equal tranches of 30,000 warrants per quarter. Such warrants will have an exercise price equal to the Company’s market price at the time of each vesting tranche, and be exercisable for a period of five years.

On July 13, 2011, the Company announced the results of animal studies conducted using the Squalamine topical formulation.

Results of Operations

Three Months Ended June 30, 2011

Three months ended June 30, 2011 (“2011”) compared to the three months ended June 30, 2010 (“2010”).  Results of operations for the three months ended June 30, 2011 reflect the following changes from the prior period.

	2011	2010	Change
Revenue	$—	$—	$—
Cost of sales	—	—	—
General and administrative	(228,387)	(340,096)	(111,709)
Research and development	(73,144)	(14,497)	58,647
Interest expense	(84)	(2,495)	(2,411)
Gain (Loss) on derivative liability	(2,835,983)	140,969	2,976,952
Other income and expenses	50	39,514	39,464
Loss from operations	(3,137,548)	(176,605)	2,960,943
Discontinued operations	—	—	—
Net Loss	$(3,137,548)	$(176,605)	$2,960,943

The Company had no net revenues from continuing operations in the three months ended June 30, 2011. The Company’s products are in the development stage.

The Company also had no cost of revenue from continuing operations in the three months ended June 30, 2011.

General and administrative expenses from continuing operations decreased from $340,096 in the three months ended June 30, 2010 to $228,387 in 2011.  The decrease in general and administrative expenses during the three months ended June 30, 2011 is primarily due to a decrease in employee stock option expenses associated with stock options issued as incentive compensation in 2010.  Partially offsetting the decrease in stock option expense, general payroll expenses related to the employment of our management team commencing in April 2010 have resulted in increases over the 2010 period.  The Company expects general and administrative expenses to continue to increase in future periods as development of its products continues.

The Company incurred $73,144 in research and development expenses in the three months ended June 30, 2011 compared to $14,497 in 2010.  The increase of $58,647 is a result of the commencement of animal studies and lab tests in 2011 as well as maintenance and development of the products that it acquired in 2009.  The Company expects research and development expenses to continue to rise as development of its products continue.

The Company issued certain warrants to investors at various times that qualify for derivative accounting which requires that the value of these warrants be recorded as a liability instead of within equity.  These warrants are then marked to their fair value at the end of each reporting period with changes being recorded in earnings.  As the Company’s stock price has increased during 2011, the value of these warrants has increased, resulting in an increase in the liability and a non-cash loss on derivative liability of $2,835,983 for 2011 compared to a gain of $140,969 in 2010.

For the three months ended June 30, 2011, the Company recognized net loss of $3,137,548 compared to a loss of $176,605 for the same period in 2010. Until the Company is able to generate revenues, management expects to continue to incur net losses.  Excluding the non-cash gain or loss on derivative liability as well as the non-cash expense associated with the issuance of stock and warrants to employees and consultants, the Company’s net loss for 2011 would have been $265,308 and $96,019 for 2010.

Nine Months Ended June 30, 2011

Nine months ended June 30, 2011 (“2011”) compared to the nine months ended June 30, 2010 (“2010”).  Results of operations for the nine months ended June 30, 2011 reflect the following changes from the prior period.

	2011	2010	Change
Revenue	$—	$—	$—
Cost of sales	—	—	—
General and administrative	(517,362)	(613,544)	(96,182)
Research and development	(350,407)	(73,399)	277,008
Interest expense	(2,433)	(19,288)	(16,855)
Gain (Loss) on derivative liability	(2,945,196)	140,969	3,086,165
Other income and expenses	72,162	68,101	(4,061)
Loss from operations	(3,743,236)	(497,161)	3,246,075
Discontinued operations	—	—	—
Net Loss	$(3,743,236)	$(497,161)	$3,246,075

The Company had no net revenues from continuing operations in the nine months ended June 30, 2011. The Company’s products are in the development stage.

The Company also had no cost of revenue from continuing operations in the nine months ended June 30, 2011.

General and administrative expenses from continuing operations decreased from $613,544 in the nine months ended June 30, 2010 to $517,362 in 2011.  The decrease in general and administrative expenses during the three months ended June 30, 2011 is primarily due to a decrease in employee stock option expenses associated with stock options issued as incentive compensation in 2010.  Partially offsetting the decrease in stock option expense, general payroll expenses related to the employment of our management team commencing in April 2010 and increased legal and accounting fees have resulted in increases over the 2010 period.  The Company expects general and administrative expenses to continue to increase in future periods as development of its products continues.

The Company incurred $350,407 in research and development expenses in the nine months ended June 30, 2011 compared to $73,399 in 2010.  The increase of $277,008 is a result of the commencement of animal studies and lab tests in 2011 as well as maintenance and development of the products that it acquired in 2009.  The Company expects research and development expenses to continue to rise as development of its products continue.

The Company sold certain non-core assets for $87,500.  The assets sold were acquired as part of a purchase of a larger portfolio of patents. The assets were not part of the targeted biotechnology sector strategy and management did not expect to be able to use or sell these assets during their useful lives and thus assigned an initial value of $0 to these assets.  As part of the transaction, the Company incurred a broker’s fee of $17,000.  Accordingly, the Company recognized a gain on the sale of assets of $70,500, which was included in Other Income and Expenses.

The Company issued certain warrants to investors at various times that qualify for derivative accounting which requires that the value of these warrants be recorded as a liability instead of within equity.  These warrants are then marked to their fair value at the end of each reporting period with changes being recorded in earnings.  As the Company’s stock price has increased during 2011, the value of these warrants has increased, resulting in an increase in the liability and a non-cash loss on derivative liability of $2,945,196 for 2011 compared to a gain of $140,969 in 2010.

For the nine months ended June 30, 2011, the Company recognized net loss of $3,743,236 compared to a loss of $497,161 for the same period in 2010. Until the Company is able to generate revenues, management expects to continue to incur net losses.  Excluding the non-cash gain or loss on derivative liability as well as the non-cash expense associated with the issuance of stock and warrants to employees and consultants, the Company’s net loss for 2011 would have been $727,765 and $342,002 for 2010.

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

This Quarterly Report does not include an attestation report of the Company’s current independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s current independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Quarterly Report because the Company is a smaller reporting company under the SEC’s rules.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during our  third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved .

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Number

10.21	Form of consulting warrants

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2011

OHR PHARMACEUTICAL, INC. (Registrant)

By:	/s/ Irach Taraporewala
Irach Taraporewala
Chief Executive Officer

By:	/s/ Sam Backenroth
Sam Backenroth
Chief Financial Officer