Form 10-K
period 2011-09-30
Ohr Pharmaceutical Inc
filed 2012-01-13
CIK 1173281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-K

———————

(Mark One)

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________.

Commission File No: 333-88480

———————

OHR PHARMACEUTICAL, INC.

(Exact Name of Registrant as Specified in its Charter)

———————

Delaware	90-0577933
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

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

(Check One): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold at March 31, 2011 was $8,809,796. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. The determination of executive officers or affiliate status is not necessarily a conclusive determination for other purposes.

At January 13, 2012, the registrant had 41,535,922 shares of Common Stock outstanding.

Part I

ITEM 1 BUSINESS

Our discussion and analysis of the business and subsequent discussion of financial conditions may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical in nature, including statements about beliefs and expectations, are forward-looking statements. Words such as “may,” “will,” “should,” “estimates,” “predicts,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties as described in greater detail in our “Risk Factors” on page 7 of this Annual Report. You are cautioned that these forward-looking statements reflect management’s estimates only as of the date hereof, and we assume no obligation to update these statements, even if new information becomes available or other events occur in the future. Actual future results, events and trends may differ materially from those expressed in or implied by such statements depending on a variety of factors, including, but not limited to those set forth in our filings with the Securities and Exchange Commission (“SEC”). Specifically, and not in limitation of these factors, we may alter our plans, strategies, objectives or business.

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

The Company is a biotechnology rollup company currently focused on development of the Company’s previously acquired compounds. With the addition of our executive management team in April 2010, we have shifted our strategy accordingly to focus on the development of our two later stage lead products, OHR/AVR118 for the treatment of cancer cachexia (multi-symptom wasting disorder), and Squalamine for the treatment of the wet form of age-related macular degeneration using an eye drop formulation. We acquired OHR/AVR118 in a secured party sale and Squalamine from the Genaera Liquidating Trust as part of the Company’s previous strategy to create a rollup of undervalued biotechnology companies and assets.

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

The Company acquired OHR/AVR118 and related assets in a secured party sale with $100,000 in cash and $500,000 principal amount of 11% convertible secured non-recourse debenture due June 20, 2011 convertible into common stock at $0.40 per share (the “Convertible Debenture”). The Convertible Debenture was repaid on December 29, 2010 and all security interests were released. The cash portion of the purchase price was financed by short-term loans from an affiliate of Orin Hirschman and another current shareholder, which were repaid June 3, 2009.

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

In December 2010, the Company opened a new clinical site for its ongoing Phase II clinical trial to investigate the efficacy of OHR/AVR118 for the treatment of cancer cachexia at the Ottawa Hospital Cancer Centre.

In June 2011, the Company commenced the Squalamine eye drop program for the treatment of the wet form of macular degeneration. Animal safety and biodistribution data generated using the eye drop formulation of Squalamine were reported in July 2011.

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

In connection with the Merger, the Articles of Incorporation of the Registrant were amended on March 22, 2007, to (1) change its name to "BBM Holdings, Inc." and (2) increase the total authorized capital stock of the Registrant to 60,000,000 shares, of which 50,000,000 shares were designated common stock, no par value, and 10,000,000 shares were designated preferred stock, no par value, of which 1,454,090 shares of the Preferred Stock were designated Series A Preferred Stock (the "Series A Stock"). Prior to the Merger, the Registrant paid a dividend of one share of Series A Stock per share of Common Stock outstanding. Each share of Series A Stock represents the right to exchange such share for a pro rata share (among the issued and outstanding Series A Stock) of whatever right, title and interest is held in the Lightspace Securities. This prorata distribution of the Lightspace Securities took place on June 30, 2008 and the Series A Stock was cancelled.

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

Acquisition of Pharmaceutical Business

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

The Company acquired the assets in the secured party sale with $100,000 in cash and by issuing a $500,000 principal amount 11% convertible secured non-recourse debenture due June 20, 2011, convertible at $0.40 per share (the “Convertible Debenture”). The Convertible Debenture was secured by the acquired assets. The cash portion of the purchase price was financed by short-term loans from an affiliate of Orin Hirschman, a director of the Company, and another current shareholder. The Convertible Debenture was paid in full on December 29, 2010 and all security interests were released.

On June 3, 2009, the Company completed a financing in which the Company sold 5,583,336 Series B preferred shares with 11,166,672 warrants attached. Each share of preferred stock has the same voting rights of common shareholders and has a conversion feature where Series B preferred shares can be converted into common shares at the conversion rate of 1 to 1. Warrants included in each unit sold have a 5 year term with a strike price of $0.18. The Company received $1,005,000 in cash in exchange for the units sold.

On August 19, 2009, the Company completed the acquisition of Squalamine, Trodusquemine and related compounds from Genaera Liquidating Trust. The Company paid $200,000 in cash for the compounds.

On December 15, 2009, investors exercised 5,583,336 Class G Warrants via a cashless exchange for 4,547,238 shares of the Company’s common stock.

On January 15, 2010, the Company completed a $1,005,000 financing in which the Company issued 5,583,336 common shares to holders of the Class F Warrants who exercised their warrants at an exercise price of $0.18. Additionally, as an inducement to the holders to exercise the Warrants, the Company issued 5,583,336 Class H warrants to the Class F warrant holders who exercised their Class F Warrants. The Class H Warrants have a 5 year term with a strike price of $0.55.

On April 12, 2010 the Company hired Dr. Irach Taraporewala as CEO and Sam Backenroth as Vice President of Business Development and Interim CFO. In connection with the new hires, Andrew Limpert resigned as an officer of the Company.

In December 2010, the Company opened a new clinical site for its ongoing Phase II clinical trial to investigate the efficacy of OHR/AVR118 for the treatment of cancer cachexia at the Ottawa Hospital Cancer Centre.

On December 30, 2010 the Company sold 4,200,000 shares of common stock to a group of institutional and accredited investors for gross proceeds of $1,050,000. In addition, the investors received 2,520,000 Class I five year warrants to purchase common stock at an exercise price of $0.55 per share.

In June 2011, the Company commenced the Squalamine eye drop program for the treatment of the wet form of macular degeneration. Animal safety and biodistribution data generated using the eye drop formulation of Squalamine were reported in July 2011.

On October 31, 2011, the Company agreed to extend the term of the 11,985,367 common stock purchase warrants, expiring October 31, 2011, to October 31, 2012, subject to certain amended provisions. These provisions include removal of the cashless exercise provision and early termination of the extension period in the event that Ohr’s common stock trades at or above $1.50 for 5 consecutive days. The warrants are exercisable at $1.19.

On December 16, 2011, the Company completed a private placement offering pursuant to which the Company sold 1,833,342 shares of its common stock at a price of $0.60 per share for gross proceeds of $1,100,000. Purchasers of the shares also received an aggregate of 916,678 Class J Warrants to purchase common stock at an exercise price of $0.65 per share and exercisable for a period of 5 years.

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

Product Pipeline

Squalamine

Squalamine is an anti-angiogenic small molecule with a novel intracellular mechanism of action, that counteracts not only Vascular Endothelial Growth Factor but also other angiogenic growth factors including Platelet Derived Growth Factor (”PDGF”) and basic Fibroblast Growth Factor. Recent clinical evidence has shown PDGF to be an additional target for the treatment of Wet Age-related Macular Degeneration (“Wet-AMD”). Using an intravenous formulation in over 250 patients in Phase I and Phase II trials for the treatment of Wet-AMD, Squalamine demonstrated safety and biologic effect in both early stage and advanced Wet-AMD. Ohr reformulated Squalamine for ophthalmic indications from an intravenous infusion (“IV”) to a topical eye drop. The Company plans on advancing its clinical Wet-AMD program with the novel topical formulation. The topical formulation is designed for enhanced uptake to the back of the eye and decreased potential for side effects. The previous IV formulation had been awarded fast track status and a Special Protocol Assessment for a Phase III registration study from the U.S. Food and Drug Administration (“FDA”).

In Phase II intravenous clinical trials, stabilization or improvement in visual activity was observed in the vast majority of patients, with both early and advanced lesions responding and few drug-related ocular or systemic effects observed. In a number of patients whose Wet-AMD had progressed to an advanced stage, the administration of Squalamine produced beneficial effects and significant improvement in best corrected visual acuity (“BCVA”).  As opposed to the approved current standard of care therapy, Squalamine does not require direct injection into the eye.

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

Additional preclinical testing is being conducted on the Squalamine eye drop formulation to assess long term safety and ocular tissue biodistribution. The Company expects to have the results available during fiscal year 2012 and potentially present results at scientific meetings and/or in peer reviewed publications.

Additionally, Squalamine has shown promise in the treatment of solid tumors such as ovarian cancer. In a Phase IIa study, patients with stage III and IV refractory and resistant ovarian cancer received Squalamine in conjunction with another chemotherapeutic agent, with approximately two thirds of the patients achieving a complete response, partial response or stable disease. In 2001, Squalamine was awarded Orphan Drug Status by the Food and Drug Administration (“FDA”) for the treatment of late stage resistant or refractory ovarian cancer. Because of funding constraints, Ohr is seeking a development partner to further advance development of this indication.

OHR/AVR118

OHR/AVR118 is a novel immunomodulator with a singular chemical structure that is terminally sterilized and endotoxin-free.  The compound is composed of two small peptides, Peptide A, which is 31 amino acids long, and Peptide B, that is 21 amino acids long. Peptide B is unique in that the dinucleotide, diadenosine, is covalently attached to serine at position 18 through a phosphodiester bond. OHR/AVR118 is quite stable and has a favorable safety profile both in animal toxicity studies and in human clinical trials.

Ohr is currently conducting a Phase II clinical trial of OHR/AVR 118 for the treatment of cancer cachexia at a leading cancer center in Canada. Cancer cachexia is a severe wasting disorder characterized by weight loss, muscle atrophy, fatigue, weakness, and significant loss of appetite. This disorder is often seen in late stage cancer patients. OHR/AVR118 has also anecdotally shown to have chemoprotective effects, thus potentially allowing patients to better tolerate chemotherapy and radiation as well as more intensive treatment regimens with ordinary toxic chemotherapeutic agents, while maintaining body weight and avoiding other side effects. There is currently no FDA approved drug for the treatment of cancer cachexia. The Company presented interim data on this current trial at the annual conference of the Society of Cachexia and Wasting Disorders in Barcelona, Spain in December 2009.  In December 2010, the Company opened a new clinical site for the ongoing Phase II trial in cancer cachexia at the Ottawa Hospital Cancer Centre and enrolled the first three patients at the new site. Enrollment in the current trial is ongoing.

Ohr also owns various other compounds in earlier stages of development that it will seek to develop further through a strategic partnership or on a sponsored basis.

As consideration for Dr. Hirschman for the sale of the pre-clinical compounds, on March 20, 2009 the Company issued to Dr. Hirschman, a five-year warrant, issuable on the closing of the acquisition, exercisable for up to 5,000,000 shares of the Company’s Stock at an initial exercise price of $.50 per share (the “Hirschman Warrant”) and entered into a certain Registration Rights Agreement, which provides for certain registration rights in connection with the shares of the Company’s Common Stock issuable upon exercise of the Hirschman Warrant (the “Registration Rights Agreement”). Dr. Hirschman is the father of Orin Hirschman, a beneficial owner through AIGH Investment Partners, LLC of approximately 13.38% of the outstanding Common Stock of the Company.

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

Material Subsequent Events

On October 31, 2011, the Company agreed to extend the term of the 11,985,367 common stock purchase warrants, expiring October 31, 2011, to October 31, 2012, subject to certain amended provisions. These provisions include removal of the cashless exercise provision and early termination of the extension period in the event that Ohr’s common stock trades at or above $1.50 for 5 consecutive days. The warrants are exercisable at $1.19.

On December 16, 2011, the Company completed a private placement offering pursuant to which the Company sold 1,833,342 shares of its common stock at a price of $0.60 per share for gross proceeds of $1,100,000. Purchasers of the shares also received an aggregate of 916,678 Class J Warrants to purchase common stock at an exercise price of $0.65 per share and exercisable for a period of 5 years.

Competitive Factors

The pharmaceutical industry is characterized by intense competition and confidentiality. We may not be aware of the other biotechnology, pharmaceutical companies or public institutions that are developing pharmaceuticals that compete with our potential products. We also may not be aware of all the other competing products our known competitors are pursuing. In addition, these biotechnology companies and public institutions compete with us in recruiting for research personnel and subjects, which may affect our ability to complete our research studies. Current treatment of cachexia is limited to off-label use of steroid based therapeutics and nutritional supplements but there are various other companies developing investigational drugs in Phase I, II and III trials for the treatment of cachexia. We cannot assure that none of them will get to market before us or that OHR/AVR118 will be a better treatment. Lucentis® (Genentech/Roche) and Eylea® (Regeneron) are currently approved by the FDA and are the market leaders for the treatment of wet-AMD. There is no assurance that we can get FDA approval for Squalamine eye drops for the treatment of wet-AMD, and if we get it, there is no assurance we will be able to displace the market leaders as a treatment in a significant amount of patients. In addition there are various other companies with drugs in Phase I and II trials for the treatment of wet-AMD. We cannot assure that none of them will get to market before us or that Squalamine eye drops will be a better treatment. See “Risk Factors” below.

Number of Persons Employed

At present, the Company has two full-time employees. On April 12, 2010, the Company hired Dr. Irach Taraporewala, CEO, and Sam Backenroth, Vice President of Business Development and Interim CFO.

Additionally, as discussed above, Dr. S. Z. Hirschman has served as a consultant and Chief Scientific Advisor to the Company since March 20, 2009. He provides scientific and strategic direction to the Company as it explores potential pharmaceutical partnerships and furthers the development of its pipeline of compounds.

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

Our independent registered public accounting firm’s report on our financial statements for the fiscal year ended September 30, 2011 includes an explanatory paragraph regarding our ability to continue as a going concern. Conducting our clinical trials will require significant cash expenditures and we do not have the funds necessary to complete all phases of our clinical trials nor do we currently have sufficient number of shares of capital stock authorized to sell securities to raise the capital to complete the trials required to continue or complete the development of our products, which raises substantial doubt about our ability to continue as a going concern.

Based on our current plans and capital resources, we believe that our cash and cash equivalents will be sufficient to enable us to meet our minimum planned operating needs through September 2012. Our ability to continue as a going concern will depend upon our ability to obtain debt or equity financing for funds to meet our cash requirements. No assurance can be given that debt or equity financing will be available. Concern about our ability to continue as a going concern may place additional constraints on operations and make it more difficult for us to meet our obligations or adversely affect the terms of possible funding. If our financial condition worsens and we become unable to attract additional equity or debt financing or other strategic transactions, we could become insolvent or be forced to declare bankruptcy.

We may not be able to raise additional capital on favorable terms, if at all, particularly with the current volatile market conditions.

We will need additional financing to further our drug development programs as well as future trials. In our capital-raising efforts, we may seek to sell additional equity or debt securities or obtain a bank credit facility. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. However, we may not be able to raise additional funds on acceptable terms, or at all. Given the current global economic climate, we may have more difficulty raising funds than we would during a period of economic stability. If we are unable to secure sufficient capital to fund our research and development activities, we may not be able to continue operations, or we may have to enter into collaboration agreements that could require us to share commercial rights to our products to a greater extent or at earlier stages in the drug development process than is currently intended. These collaborations, if consummated prior to proof-of-efficacy or safety of a given product candidate, could impair our ability to realize value from that product candidate. If our business does not generate the cash needed to finance our ongoing operations, we will likely need to continue to raise additional capital.

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

• the pharmaceutical industry conditions generally and general market conditions;

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

• the FDA may not meet, or may extend, the Prescription Drug User Fee Act date with respect to a particular New Drug Application (“NDA”);

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

If we do not raise additional funds, we will not be able to continue operations or complete the necessary clinical trials to complete development of Squalamine and OHR/AVR118 or our other products and will not be able to sell them anywhere.

We will not be able to sell Squalamine and OHR/AVR118 or our other products in the United States unless we submit, and the FDA approves an NDA for each such product. We must conduct clinical trials of each of our products in humans before we submit an NDA. We do not have sufficient capital currently to complete the necessary trials to complete the development of Squalamine and OHR/AVR118 or any of our other therapeutic drug products.

It is possible that the results of clinical trials of Squalamine and OHR/AVR118 or our other products will not prove that they are safe and effective. It is also possible that the FDA will not approve the sale of any of our products in the United States if we submit an NDA for such product. It is not known at this time how later stage clinical trials will be conducted, if at all. Even if the data show that any of our products is safe and effective, obtaining approval of the NDA could take years and require financing of amounts not presently available to us.

Conducting the clinical trials of each of our products will require significant cash expenditures and we do not have the funds necessary to complete all phases of clinical trials for Squalamine and OHR/AVR118 or any other products. Our products may never be approved for commercial distribution by any country. Because our research and development expenses and clinical trial expenses will be charged against earnings for financial reporting purposes, we expect that losses from operations will continue to be incurred for the near future. We currently do not have sufficient funds to complete all phases of clinical trials of any of our products which are required to permit the commercial sale of such products.

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

If we lose our relationship with any one or more of these parties, we could experience a significant delay in both identifying another comparable provider and then contracting for its services. We may be unable to retain an alternative provider on reasonable terms, if at all. Even if we locate an alternative provider, it is likely that this provider may need additional time to respond to our needs and may not provide the same type or level of service as the original provider. In addition, any provider that we retain will be subject to current Good Laboratory Practices, and similar foreign standards, and we do not have control over compliance with these regulations by these providers. Consequently, if these practices and standards are not adhered to by these providers, the development and commercialization of our product candidates could be delayed.

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

We are highly dependent upon the principal members of our management team, especially our Chief Executive Officer, Dr. Irach Taraporewala, our Chief Scientific Advisor, Dr. S. Z. Hirschman, and our Vice President of business development and interim CFO, Sam Backenroth, as well as our directors, including Ira Greenstein, the Chairman of our Board of Directors. A loss of any of these personnel may have a material adverse effect on aspects of our business and clinical development and regulatory programs. We have employment agreements with Dr. Taraporewala and Mr. Backenroth, and a consulting agreement with Dr. Hirschman. Although these agreements include a non-competition covenant, the applicable noncompetition provisions can be difficult and costly to monitor and enforce. The loss of any of these persons’ services would adversely affect our ability to develop and market our products and obtain necessary regulatory approvals.

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

If our competitors prepare and file patent applications in the United States that claim technology we also claim, we may have to participate in interference proceedings required by the US Patent and Trademark Office to determine priority of invention, which could result in substantial costs, even if we ultimately prevail. Results of interference proceedings are highly unpredictable and may result in us having to try to obtain licenses in order to continue to develop or market certain of our drug products.

Any future acquisitions we make of companies or technologies may result in disruption to our business or distraction of our management, due to difficulties in assimilating acquired personnel and operations.

We may acquire or make investments in complementary businesses, technologies, services or products which complement our biotech operations if appropriate opportunities arise. From time to time we engage in discussions and negotiations with companies regarding our acquiring or investing in such companies’ businesses, products, services or technologies, in the ordinary course of our business. We cannot be assured that we will be able to identify future suitable acquisition or investment candidates, or if we do identify suitable candidates, that we will be able to make such acquisitions or investments on commercially acceptable terms or at all. If we acquire or invest in another company, we could have difficulty in assimilating that company’s personnel, operations, technology and software. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in integrating the acquired products, services or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities would be dilutive to our existing stockholders. As of January 13, 2012, we had no agreement to enter into any material investment or acquisition transaction.

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

ITEM 4 RESERVED

Part II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Ohr’s shares of common stock are quoted on the OTC Bulletin Board (OTCBB). Its trading symbol is OHRP. Following is a table of the quotation ranges (high and low trading prices) for its shares for Ohr’s last two years.

	High	Low		High	Low		High	Low
FY 2012			FY 2011			FY 2010
October 1st – December 31st 2011	$0.74	$0.55	October 1st – December 31st 2010	$0.30	$0.17	October 1st December 31st 2009	$1.25	$0.25
January 1st – January 13, 2012	$0.75	$0.60	January 1st – March 31st 2011	$0.30	$0.22	January 1st – March 31st 2010	$0.80	$0.32
			April 1st – June 30th 2011	$0.60	$0.20	April 1st – June 30th 2010	$0.80	$0.40
			July 1st – September 30th 2011	$0.75	$0.53	July 1st – September 30th 2010	$0.48	$0.15

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On June 3, 2009, the Company completed a $1,005,000 financing in which the Company sold 5,583,336 series B preferred shares with 5,583,336 Class G Warrants and 5,583,336 Class F Warrants attached. Each share of preferred stock has the same voting rights of common shareholders and has a conversion feature where Series B preferred shares can be converted into common shares at the conversion rate of 1 to 1. Class F and Class G Warrants were included in each unit sold and have a 5 year term with a strike price of $0.18.

Between October 29 and December 4, 2009, the Company issued a total of 236,000 warrants for services rendered to the Company. In conjunction with this issuance, the Company recognized $88,562 in consulting expense. The warrants are exercisable for five years at an exercise price of $0.55 per share.

On December 15, 2009, investors exercised 5,583,336 Class G warrants via a cashless exchange for 4,547,238 shares of the Company’s common stock.

On January 15, 2010, the Company completed a $1,005,000 financing in which the Company issued 5,583,336 common shares to holders of the Class F Warrants who exercised their warrants at an exercise price of $0.18. Additionally, as an inducement to the holders to exercise the Warrants, the Company issued 5,583,336 Class H warrants to the Class F warrant holders who exercised their Class F warrants. The Class H Warrants have a 5 year term with a strike price of $0.55.

On April 9, 2010 the Company granted 10,000 warrants as payment for an outstanding accounts payable balance of $3,991.

On April 12, 2010 the Company hired Dr. Irach Taraporewala as CEO and Sam Backenroth as Vice President of Business Development and Interim CFO, and Andrew Limpert resigned as an officer of the Company. Pursuant to the employee stock option plan adopted September 2009, Dr. Taraporewala received 800,000 options exercisable at $0.50 vesting over 4 years and Mr. Backenroth received 200,000 options exercisable at $0.50 vesting over 4 years. Further details about Dr. Taraporewala and Mr. Backenroth’s employment can be found in the Company’s Form 8-K filed with the SEC on April 12, 2010.

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

On December 30, 2010 the Company sold 4,200,000 shares of common stock to a group of institutional and accredited investors for gross proceeds of $1,050,000. In addition, the investors received 2,520,000 Class I warrants to purchase common stock at an exercise price of $0.55 per share and exercisable for a five year period.

Between May 12 and August 23, 2011, the Company issued a total of 625,000 warrants for services rendered to the Company.  As of September 30, 2011, 230,000 warrants with a fair value of $123,170 had vested. The Company recorded a corresponding expense of $71,687 to professional fees and $51,483 to research and development expense.

On October 31, 2011, the Company agreed to extend the term of the 11,985,367 common stock purchase warrants, expiring October 31, 2011, to October 31, 2012, subject to certain amended provisions. These provisions include removal of the cashless exercise provision and early termination of the extension period in the event that Ohr’s common stock trades at or above $1.50 for 5 consecutive days. The warrants are exercisable at $1.19.

On December 16, 2011, the Company completed a private placement offering pursuant to which the Company sold 1,833,342 shares of its common stock at a price of $0.60 per share for gross proceeds of $1,100,000. Purchasers of the shares also received an aggregate of 916,678 Class J Warrants to purchase common stock at an exercise price of $0.65 per share and exercisable for a period of 5 years.

Stock Repurchase

Ohr has not engaged in any stock repurchase transactions, and no stock repurchase plan is currently in place.

ITEM 6 SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7 MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement

Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” and words of similar import, constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company’s financial and business prospects. These forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of such Act and with the intention of obtaining the benefits of the “safe harbor” provisions of such Act. The Company cautions investors that any forward-looking statements it makes are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. Any investment in our common stock involves a high degree of risk. For a general discussion of some of these risks in greater detail, see our “Risk Factors” on page 7 of this Annual Report.

General

The Company is a biotechnology rollup company currently focused on development of the Company’s previously acquired compounds. With the addition of our executive management team in April 2010, we have shifted our strategy accordingly to focus on the development of our two later stage lead products, OHR/AVR 118 for the treatment of cancer cachexia, and Squalamine eye drops for the treatment of wet-AMD. We acquired OHR/AVR118 in a secured party sale and Squalamine from the Genaera Liquidating Trust as part of the Company’s previous strategy to create a rollup of undervalued biotechnology companies and assets.

We seek to advance our two lead products through later stage clinical trials as well as developing some of our earlier stage products and indications are that we are moving forward with minimal capital outlay. We have also started a new initiative to seek and implement strategic alternatives with respect to our products, including licenses, business collaborations and other business combinations or transactions with other pharmaceutical and biotechnology companies.  From time to time, we may engage in discussions with third parties regarding the licensure, sale or acquisition of our products and technologies or a merger or sale of the Company; however we currently do not have plans to enter into such a transaction and there is no assurance that the Company will complete such a transaction.

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

Absent the non-cash stock warrant derivative liability of $5,893,544 and $1,387,656, Net working capital reserves increased from the beginning of the 2011 fiscal year to the end by $190,076 from $200,624 to $390,700 primarily due to capital raised through the sale of common stock and warrants. At present, the Company has no bank line of credit or other fixed source of capital reserves. Should it need additional capitalization in the future, it will be primarily reliant upon private or public placement of its equities for which there can be no warranty or assurance that the Company may be successful in such efforts. The Company raised $1,100,000 through the private placement of its common stock and warrants in December 2011, and management believes the Company has sufficient capital to meet its planned operating needs through September 2012.

Results of Operations

For the fiscal year ended September 30, 2011, the Company had zero revenues and operating expenses of approximately $1,243,401. The loss from operations was comprised of $521,969 in research and development costs, $338,055 in professional fees, $279,029 in salaries and wages, and $104,348 in general and administrative expenses. During the same period, the Company recorded interest expense of $2,433, a gain on the sale of assets of $70,500, a gain on the settlement of debt of $49,179, a loss on derivative liabilities of $3,977,041, and other income items totaling $1,677. The net loss from continuing operations for the year ended September 30, 2011 was $5,101,519.

For the fiscal year ended September 30, 2010, the Company had zero revenues and operating expenses of approximately $1,015,591.  The loss from operations was comprised of $302,553 in research and development costs, $362,603 in professional fees, $254,021 in salaries and wages, and $96,414 in general and administrative expenses. During the same period, the Company recorded interest expense of $21,493, a gain on the settlement of debt of $19,410, a gain on derivative liabilities of $1,480,586, and other income items totaling $31,465. The net income from continuing operations for the year ended September 30, 2010 was $494,377.

As noted above, the Company had no revenues for fiscal year 2011, and does not reasonably anticipate that it will have revenues in fiscal year 2012. The operating expenses of the Company increased from fiscal year 2010 to 2011 by approximately $227,810. Decreases in professional fees were offset by increases in research and development costs incurred as ongoing development costs and testing efforts for its pharmaceutical products. The Company also saw a decrease in interest expense of $19,060 from 2010 due to the full repayment of its short-term notes and convertible debentures issued by the Company during 2009. The Company anticipates it will have higher expenditures in fiscal year 2012, including a full year of employee expenses and clinical development costs, again with no offsetting revenues.

Results of continuing operations for the year ended September 30, 2011 reflect the following changes from the prior period:

	2011	2010	Change
Revenues	$—	$—	$—
Cost of Revenues	—	—	—
General and administrative	104,348	96,414	7,934
Professional fees	338,055	362,603	(24,548)
Research and development	521,969	302,553	219,416
Salaries and wages	279,029	254,021	25,008
Loss from Operations	(1,243,401)	(1,015,591)	(227,810)
Gain/(Loss) on derivative liability	(3,977,041)	1,480,586	(5,457,627)
Other income and (expense)	118,923	29,382	89,541
Income (loss) from discontinued Operations	—	—	—
Net Income (loss)	$(5,101,519)	$494,377	$(5,595,896)

 Until the Company experiences an increase in operations as it continues to implement its business plan, significant losses are expected to continue as the trend is reflected in the chart above.

Off-Balance Sheet Arrangements

The Company has not entered into any off-balance sheet arrangements.

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

On June 3, 2009, the Company completed a financing in which the Company sold 5,583,336 Series B preferred shares with 5,583,336 Class G Warrants and 5,583,336 Class F Warrants attached. Each share of preferred stock has the same voting rights of common shareholders and has a conversion feature where Series B preferred shares can be converted into common shares at the conversion rate of 1 to 1. Warrants included in each unit sold have a 5 year term with a strike price of $0.18. The Company received $1,005,000 in cash in exchange for the units sold.

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

On December 15, 2009, investors exercised 5,583,336 Class G warrants via a cashless exchange for 4,547,238 shares of the Company’s common stock.

On January 15, 2010, the Company completed a $1,005,000 financing in which the Company issued 5,583,336 common shares to holders of the series F Warrants who exercised their warrants at an exercise price of $0.18. Additionally, as an inducement to the holders to exercise the Warrants, the Company issued 5,583,336 Class H warrants to the Class F warrant holders who exercised their Class F warrants. The Class H Warrants have a 5 year term with a strike price of $0.55.

On April 12, 2010 the Company hired Dr. Irach Taraporewala as CEO and Sam Backenroth as Vice President of Business Development and Interim CFO, and Andrew Limpert resigned as an officer of the Company. Pursuant to the employee stock option plan adopted September 2009, Dr. Taraporewala received 800,000 options exercisable at $0.50 vesting over 4 years and Mr. Backenroth received 200,000 options exercisable at $0.50 vesting over 4 years.

 In December 2010, the Company opened a new clinical site for its ongoing Phase II clinical trial to investigate the efficacy of OHR/AVR118 for the treatment of cancer cachexia at the Ottawa Hospital Cancer Centre.

On December 30, 2010 the Company sold 4,200,000 shares of common stock to a group of institutional and accredited investors for gross proceeds of $1,050,000. In addition, the investors received 2,520,000 five year warrants to purchase common stock at an exercise price of $0.55 per share.

On June 21, 2011, the Company announced the Squalamine eye drop program for the treatment of the wet form of macular degeneration. Additional information was disclosed regarding animal safety and biodistribution data generated using the eye drop formulation of Squalamine on July 13, 2011.

On October 31, 2011, the Company agreed to extend the term of the 11,985,367 common stock purchase warrants, expiring October 31, 2011, to October 31, 2012, subject to certain amended provisions. These provisions include removal of the cashless exercise provision and early termination of the extension period in the event that Ohr’s common stock trades at or above $1.50 for 5 consecutive days. The warrants are exercisable at $1.19.

On December 16, 2011, the Company completed a private placement offering pursuant to which the Company sold 1,833,342 shares of its common stock at a price of $0.60 per share for gross proceeds of $1,100,000. Purchasers of the shares also received an aggregate of 916,678 Class J Warrants to purchase common stock at an exercise price of $0.65 per share and exercisable for a period of 5 years.

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

The Company has limited core operating expenses as we have only two full-time employees. In connection with the hiring of our executive management team, we established an office in New York City. The office is being provided by an affiliate of Mr. Backenroth free of charge with the exception of minimal office related expenses.

Products and Markets

The Company is a pharmaceutical rollup company currently focused on development of the Company’s previously acquired compounds. With the addition of our executive management team in April 2010, we have shifted our strategy accordingly to focus on the development of our two later stage lead products, OHR/AVR 118 for the treatment of cancer cachexia, and Squalamine eye drops for the treatment of wet-AMD. We acquired OHR/AVR118 in a secured party sale and Squalamine from the Genaera Liquidating Trust as part of the Company’s previous strategy to create a rollup of undervalued biotechnology companies and assets

Product Pipeline

Squalamine

Squalamine is an anti-angiogenic small molecule with a novel intracellular mechanism of action, that counteracts not only Vascular Endothelial Growth Factor but also other angiogenic growth factors including Platelet Derived Growth Factor (”PDGF”) and basic Fibroblast Growth Factor. Recent clinical evidence has shown PDGF to be an additional target for the treatment of Wet Age-related Macular Degeneration (“Wet-AMD”). Using an intravenous formulation in over 250 patients in Phase I and Phase II trials for the treatment of Wet-AMD, Squalamine demonstrated safety and biologic effect in both early stage and advanced Wet-AMD. Ohr reformulated Squalamine for ophthalmic indications from an intravenous infusion (“IV”) to a topical eye drop. The Company plans on advancing its clinical Wet-AMD program with the novel topical formulation. The topical formulation is designed for enhanced uptake to the back of the eye and decreased potential for side effects. The previous IV formulation had been awarded fast track status and a Special Protocol Assessment for a Phase III registration study from the U.S. Food and Drug Administration (“FDA”).

In Phase II intravenous clinical trials, stabilization or improvement in visual activity was observed in the vast majority of patients, with both early and advanced lesions responding and few drug-related ocular or systemic effects were observed. In a number of patients whose Wet-AMD had progressed to an advanced stage, the administration of Squalamine produced beneficial effects and significant improvement in best corrected visual acuity.  As opposed to the approved current standard of care therapy, Squalamine does not require direct injection into the eye.

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

 Additional preclinical testing is being conducted on the Squalamine eye drop formulation to assess long term safety and ocular tissue biodistribution. The Company expects to have the results available during fiscal year 2012 and potentially present results at scientific meetings and/or in peer reviewed publications.

Additionally, Squalamine has shown promise in the treatment of solid tumors such as ovarian cancer. In a Phase IIa study, patients with stage III and IV refractory and resistant ovarian cancer received Squalamine in conjunction with another chemotherapeutic agent, with approximately two thirds of the patients achieving a complete response, partial response or stable disease. In 2001, Squalamine was awarded Orphan Drug Status by the Food and Drug Administration (“FDA”) for the treatment of late stage resistant or refractory ovarian cancer. Because of funding constraints, Ohr is seeking a development partner to further advance development of this indication.

OHR/AVR118

OHR/AVR118 is a novel immunomodulator with a singular chemical structure that is terminally sterilized and endotoxin-free.  The compound is composed of two small peptides, Peptide A, which is 31 amino acids long, and Peptide B, that is 21 amino acids long. Peptide B is unique in that the dinucleotide, diadenosine, is covalently attached to serine at position 18 through a phosphodiester bond. OHR/AVR118 is quite stable and has a favorable safety profile both in animal toxicity studies and in human clinical trials.

Ohr is currently conducting a Phase II clinical trial of OHR/AVR 118 for the treatment of cancer cachexia at a leading cancer center in Canada. Cancer cachexia is a severe wasting disorder characterized by weight loss, muscle atrophy, fatigue, weakness, and significant loss of appetite. This disorder is often seen in late stage cancer patients. OHR/AVR118 has also anecdotally shown to have chemoprotective effects, thus potentially allowing patients to better tolerate chemotherapy and radiation as well as more intensive treatment regimens with ordinary toxic chemotherapeutic agents, while maintaining body weight and avoiding other side effects. There is currently no FDA approved drug for the treatment of cancer cachexia. The Company presented interim data on this current trial at the annual conference of the Society of Cachexia and Wasting Disorders in Barcelona, Spain in December 2009.  In December 2010, the Company opened a new clinical site for the ongoing Phase II trial in cancer cachexia at the Ottawa Hospital Cancer Centre and enrolled the first three patients at the new site. Enrollment in the current trial is ongoing.

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

We have audited the accompanying balance sheets of OHR Pharmaceutical, Inc. (the "Company") as of September 30, 2011 and 2010, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended, and for the period of October 1, 2007 (inception) through September 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OHR Pharmaceutical, Inc. as of September 30, 2011 and 2010, and the results of its operations, and its cash flows for the years then ended and for the period of October 1, 2007 (inception) through September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
January 6, 2011

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Balance Sheets

ASSETS

	September 30,	September 30,
	2011	2010
CURRENT ASSETS
Cash	$469,786	$422,414
Prepaid expenses	37,611	34,889
Grant receivable	179,358	65,122
Security deposits	—	85,025
Other current assets	5,000	—
Total Current Assets	691,755	607,450

EQUIPMENT, net	19,164	24,168

OTHER ASSETS
Patent costs, net	701,927	780,407

TOTAL ASSETS	$1,412,846	$1,412,025

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$301,055	$338,225
Short-term notes payable	—	17,486
Convertible debentures	—	51,115
Stock warrant derivative liability	5,893,544	1,387,656
Total Current Liabilities	6,194,599	1,794,482

TOTAL LIABILITIES	6,194,599	1,794,482

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, Series B; 6,000,000 shares authorized,
at $0.0001 par value, 5,583,336 and 5,583,336 shares
issued and outstanding, respectively	558	558
Common stock; 180,000,000 shares authorized,
at $0.0001 par value, 39,702,580 and 35,452,580
shares issued and outstanding, respectively	3,970	3,545
Additional paid-in capital	22,289,231	21,587,433
Accumulated deficit	(21,628,748)	(21,628,748)
Deficit accumulated during the development stage	(5,446,764)	(345,245)

Total Stockholders' Equity (Deficit)	(4,781,753)	(382,457)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$1,412,846	$1,412,025

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Statements of Operations

			From Inception
			of the Development
			Stage on
			October 1,
	For the Year Ended		2007 Through
	September 30,		September 30,
	2011	2010	2011
REVENUES	$—	$—	$—
COST OF SALES	—	—	—
GROSS PROFIT	—	—	—

OPERATING EXPENSES
General and administrative	104,348	96,414	997,816
Professional fees	338,055	362,603	1,465,549
Research and development	521,969	302,553	800,520
Salaries and wages	279,029	254,021	581,581
Total Operating Expenses	1,243,401	1,015,591	3,845,466

OPERATING LOSS	(1,243,401)	(1,015,591)	(3,845,466)

OTHER INCOME (EXPENSE)
Interest expense	(2,433)	(21,493)	(49,723)
Gain/(Loss) on warrant derivative liability	(3,977,041)	1,480,586	(2,496,453)
Gain on sale of assets	70,500	—	70,500
Gain on settlement of debt	49,179	19,410	132,552
Other income and expense	1,677	31,465	63,413
Total Other Income and Expense	(3,858,118)	1,509,968	(2,279,711)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(5,101,519)	494,377	(6,125,177)
PROVISION FOR INCOME TAXES	—	—	—
INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	(5,101,519)	494,377	(6,125,177)
Income from discontinued operations
(including gain on disposal of $606,000)	—	—	678,413
Income tax benefit	—	—	—
GAIN ON DISCONTINUED OPERATIONS	—	—	678,413

NET INCOME (LOSS)	$(5,101,519)	$494,377	$(5,446,764)

BASIC INCOME (LOSS) PER SHARE
Continuing operations	$(0.13)	$0.02
Discontinued operations	0.00	0.00
	$(0.13)	$0.02
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
BASIC AND DILUTED	38,666,744	32,821,879

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Statements of Changes in Stockholders’ Equity (Deficit)

									Deficit
									Accumulated	Total
			Series B				Additional		During the	Stockholders'
	Convertible Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	(Deficit)

Balance, September 30, 2006	572,021	$—	572,021	$—	1,636,349	$164	$14,641,468	$(15,325,185)	$—	$(683,553)

Preferred stock issued for
cash net of expenses	656,000	6,251,000	—	—	—	—	—	—	—	6,251,000

Preferred stock issued for debt	45,700	457,000	—	—	—	—	—	—	—	457,000

Preferred stock dividend	44,570	—	—	—	—	—	—	—	—	—

Stock based compensation	—	—	—	—	—	—	4,000	—	—	4,000

Exercise of stock options	—	—	—	—	4,834	1	1,999	—	—	2,000

Conversion of preferred stock to common stock	(1,318,291)	(6,708,000)	—	—	22,134,301	2,213	6,705,787	—	—	—

Common stock issued for subsidiary	—	—	—	—	1,454,090	145	(145)	—	—	—

Common stock issued for cash	—	—	—	—	17,432	2	9,998	—	—	10,000

Net loss for the year ended September 30, 2007	—	—	—	—	—	—	—	(6,303,563)	—	(6,303,563)

Balance, October 1, 2007	—	—	572,021	$—	25,247,006	$2,525	$21,363,107	$(21,628,748)	$—	$(263,116)

Fair value of warrants granted to employees	—	—	—	—	—	—	271,484	—	—	271,484

Net income for the year ended September 30, 2008	—	—	—	—	—	—	—	—	24,827	24,827

Balance, September 30, 2008	—	—	572,021	—	25,247,006	2,525	21,634,591	(21,628,748)	24,827	33,195

Fair value of warrants granted to employees	—	—	—	—	—	—	411,860	—	—	411,860

Preferred stock and warrants issued for cash	—	—	5,583,336	558	—	—	1,004,442	—	—	1,005,000

Fair value of warrants granted	—	—	—	—	—	—	27,079	—	—	27,079

Net loss for the year ended September 30, 2009	—	—	—	—	—	—	—	—	(864,449)	(864,449)

Balance, September 30, 2009	—	—	6,155,357	$558	25,247,006	$2,525	$23,077,972	$(21,628,748)	$(839,622)	$612,685

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Statements of Changes in Stockholders’ Equity (Deficit)

	Convertible Prefe rred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Deficit Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	(Deficit)
Balance, September 30, 2009	—	—	6,155,357	$558	25,247,006	$2,525	$23,077,972	$(21,628,748)	$(839,622)	$612,685

Fair value of warrants granted	—	—	—	—	—	—	133,682	—	—	133,682

Fair value of employee stock options			—	—	—	—	219,541	—	—	219,541

xercise of warrants for cash at $0.18 per share	—	—	—	—	5,583,336	558	1,004,442	—	—	1,005,000

Replacement warrants	—	—	—	—	—	—	(2,868,242)	—	—	(2,868,242)

Exercise of cashless warrants	—	—	—	—	4,547,238	455	(455)	—	—	—

Conversion of convertible debenture at $0.40 per share	—	—	—	—	25,000	2	9,998	—	—	10,000

Common stock issued for services at $0.21 per share	—	—	—	—	50,000	5	10,495	—	—	10,500

Net income for the year ended September 30, 2010	—	—	—	—	—	—	—	—	494,377	494,377

Balance, September 30, 2010	—	—	6,155,357	558	35,452,580	3,545	21,587,433	(21,628,748)	(345,245)	(382,457)

Common stock and warrants issued for cash	—	—	—	—	4,200,000	420	520,733	—	—	521,153

Common stock issued for services	—	—	—	—	50,000	5	9,995	—	—	10,000

Warrants issued for services	—	—	—	—	—	—	123,170	—	—	123,170

Fair value of employee stock options	—	—	—	—	—	—	47,900	—	—	47,900

Net loss for the year ended September 30, 2011	—	—	—	—	—	—	—	—	(5,101,519)	(5,101,519)

Balance, September 30, 2011	—	$—	6,155,357	$558	39,702,580	$3,970	$22,289,231	$(21,628,748)	$(5,446,764)	$(4,781,753)

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Statements of Cash Flows

	For the Year Ended September 30,		From Inception of the Development Stage on October 1, 2007 Through September 30,
	2011	2010	2011
OPERATING ACTIVITIES
Net income (loss)	$(5,101,519)	$494,377	$(5,446,764)
Adjustments to reconcile net Income (loss) to net cash
used by operating activities:
Discontinued operations	—	—	(678,413)
Common stock issued for services	10,000	10,500	20,500
Fair value of warrants issued for services	123,170	129,691	551,424
Fair value of employee stock options	47,900	219,541	679,301
Gain (loss) on extinguishment of debt	(49,179)	(19,410)	(68,589)
Gain on sale of asset	(70,500)	—	(70,500)
(Gain) loss on warrant derivative liability	3,977,041	(1,480,586)	2,496,455
Depreciation	5,004	850	5,854
Amortization of patent costs	78,480	19,593	98,073
Changes in operating assets and liabilities
Prepaid expenses and deposits	82,303	(34,889)	(37,191)
Other receivables	(119,236)	(65,122)	(99,333)
Accounts payable and accrued expenses	12,009	203,670	88,212
Net Cash (Used in) Operating Activities	(1,004,527)	(521,785)	(2,460,971)

INVESTING ACTIVITIES
Proceeds from sale of asset	70,500	—	70,500
Purchase of equipment	—	(25,018)	(25,018)
Purchase of patents and other intellectual property	—	—	(300,000)
Discontinued operations	—	—	418,000
Net Cash Provided by (Used in) Investing Activities	70,500	(25,018)	163,482

FINANCING ACTIVITIES
Proceeds from preferred stock and warrants	—	—	1,005,000
Proceeds from common stock, derivative liability and warrants	1,050,000	—	1,050,000
Proceeds from warrants exercised for cash	—	1,005,000	1,005,000
Proceeds from related party payables	—	—	125,453
Repayments of related party payables	—	—	(125,453)
Proceeds from short-term notes payable	—	64,408	64,408
Repayments of short-term notes payable	(17,486)	(46,922)	(64,408)
Repayment of convertible debentures	(51,115)	(398,873)	(490,000)
Net Cash Provided by Financing Activities	981,399	623,613	2,570,000

NET INCREASE IN CASH	47,372	76,810	272,511
CASH AT BEGINNING OF PERIOD	422,414	345,604	197,275
CASH AT END OF PERIOD	$469,786	$422,414	$469,786

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Statements of Cash Flows

			From Inception
			of the
			Development
			Stage on
			October 1,
	For the Year Ended		2007 Through
	September 30,		September 30,
	2011	2010	2011
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$24,003	$31,920	$69,923
Income Taxes	—	—	—

NON CASH FINANCING ACTIVITIES:
Transfer of investment for dividends payable	$—	$—	$186,000
Purchase of patents for debenture	—	—	500,000
Conversion of debenture	—	10,000	10,000
Options issued to settle accounts payable	—	3,991	3,991

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2011 and 2010

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

September 30, 2011 and 2010

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

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The Company has had no revenues and has generated an accumulated deficit of approximately $27,075,512 ($5,446,764 accumulated during the development stage) as of September 30, 2011.

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

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2011 and 2010

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassification of Financial Statement Accounts

Certain amounts in the September 30, 2010 financial statements have been reclassified to conform to the presentation in the September 30, 2011 financial statements.

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash.   Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had approximately $227,494 and $172,414 of cash balances in excess of federally insured limits at September 30, 2011 and 2010, respectively.

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

Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment are capitalized, while expenditures that do not, such as repairs and maintenance, are expensed as incurred.

Valuation of Long-Lived Assets

Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of September 30, 2011 and 2010, management does not believe any of the Company’s long-lived assets were impaired.

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

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2011 and 2010

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (Continued)

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

The carrying amounts reported in the balance sheets for cash, prepaid expenses, other current assets, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2011 and 2010, on a non-recurring basis:

Assets and liabilities measured at fair
value on a recurring and nonrecurring				Total
basis at September 30, 2011:				Carrying
Nonrecurring:	Level 1	Level 2	Level 3	Value
Stock warrant derivative liability	$—	$—	$(5,893,544)	$(5,893,544)
	$—	$—	$(5,893,544)	$(5,893,544)

Assets and liabilities measured at fair
value on a recurring and nonrecurring				Total
basis at September 30, 2010:				Carrying
Nonrecurring:	Level 1	Level 2	Level 3	Value
Stock warrant derivative liability	$—	$—	$(1,387,656)	$(1,387,656)
	$—	$—	$(1,387,656)	$(1,387,656)

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodology used to measure fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Stock Warrant Derivative Liability:     Market prices are not available for the Company's warrants nor are market prices of similar warrants available. The Company assessed that the fair value of this liability approximates its carrying value since carrying value has been adjusted to fair value.

The method described above may produce a current fair value calculation that may not be indicative of net realizable value or reflective of future fair values. If a readily determined market value became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. The Company believes its method of determining fair value is appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

The following tables present the fair value of financial instruments as of September 30, 2011, by caption on the condensed balance sheet and by ASC 820 valuation hierarchy described above.

	Notes	Convertible	Stock Warrant
Level 3 Reconciliation:	Payable	Debentures	Derivative
Level 3 assets and liabilities at September 30, 2010	$(17,486)	$(51,115)	$(1,387,656)
Purchases, sales, issuances and settlements (net)	17,486	51,115	(4,505,888)
Total level 3 assets and liabilities at September 30, 2011	$—	$—	$(5,893,544)

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2011 and 2010

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Research and Development

The Company follows the policy of expensing its research and development costs in the period in which they are incurred in accordance with ASC 730. The Company incurred net research and development expenses of $521,969 and $302,553 during the years ended September 30, 2011 and 2010, respectively, which is included in general and administrative expense.

On July 20, 2010 the Company applied for a grant under the IRS Qualifying Therapeutic Discovery Project (QTDP) program.  The application was approved and expenses spent on research and development during the years ended September 30, 2011 and 2010 totaling $179,358 and $65,122 were approved for reimbursement under the grant program, respectively.  These amounts have been recorded as grant receivables and as a reduction in research and development expenses.

Share-based Compensation

The Company follows the provisions of ASC 718, “Share-Based Payments” which requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes pricing model for determining the fair value of stock based compensation.

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

In July, 2006, the FASB issued ASC 740, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties.  Under this pronouncement, the Company recognizes the financial statement benefit of a tax position only after determining that a position would more likely than not be sustained based upon its technical merit if challenged by the relevant taxing authority and taken by management to the court of the last resort. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the relevant tax authority. ASC 740 became effective for the Company as of July 1, 2008 and had no material impact on the Company’s financial statements.

The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties on unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest and penalties since its inception.

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2011 and 2010

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2008 to 2010 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax years.

Loss Per Share

Basic earnings (loss) per common share is computed by dividing losses attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted earnings per Common Share is computed by dividing income (loss) attributable to Common Shareholders by the weighted-average number of Shares of Common Stock outstanding during the period increased to include the number of additional Shares of Common Stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding convertible Preferred Stock, stock options, and warrants. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s Common Stock can result in a greater dilutive effect from potentially dilutive securities.

For the year ended September 30, 2011 and 2010, all of the Company’s potentially dilutive securities (warrants, options, and convertible preferred stock) were excluded from the computation of diluted earnings per share as they were anti-dilutive.  The total number of potentially dilutive shares that were excluded was 15,754,301 and -0- at September 30, 2011 and 2010, respectively.

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08 to amend and simplify tests for goodwill impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. The amendments in ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Adoption of this new guidance is not expected to have a material impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04 to amend the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurement to (1) clarify the application of existing fair value measurement requirements and (2) change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The primary purpose of the amendments are to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. The amendments in ASU 2011-04 are to be applied prospectively for interim and annual periods beginning after December 15, 2011. Adoption of this new guidance is not expected to have a material impact on the Company’s financial statements.

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2011 and 2010

NOTE 4 – PATENT COSTS

Patent costs represent the capitalized purchase price of assets acquired in the secured party sale as part of the Company’s previously announced strategy to create a rollup of undervalued biotechnology companies and assets. As of September 30, 2011, the Company had purchased $800,000 worth of biotechnology patents and other intellectual property. In these acquisitions, the Company used approximately $300,000 in cash and issued a $500,000 convertible debenture for the remainder of the cost which is secured by the acquired assets.

The Company amortizes its patents over life of the each patent. During the years ended September 30, 2011 and 2010, the Company recognized $78,480 and $19,593 in amortization expense on the patents, respectively. The amortization expense has been included during research and development expense.

The below table show remaining amortization for each of the five succeeding fiscal years.

2012	78,274
2013	77,790
2014	77,350
2015	74,558
2016	73,199
Thereafter	320,756

NOTE 5 – OTHER ASSETS

On October 29, 2010 the Company was awarded a grant under the IRS Qualifying Therapeutic Discovery Project (QTDP) program.  The total amount of the grant of $244,480 was to be paid to the Company at the end of its fiscal years 2010 and 2011. The initial grant payment of $65,122 was in relation to research and development expenses incurred during the fiscal year ended September 30, 2010. This amount was recorded as a grant receivable on September 30, 2010 and was received during October 2010. The remaining grant amount of $179,358 was in relation to research and development expenses incurred during the fiscal year ended September 30, 2011. This amount was recorded as a grant receivable on September 30, 2011 and was received during October 2011. The grant amounts were recorded as reductions to research and development expenses.

During the year ended September 30, 2011, the Company sold certain non-core assets for $87,500. The assets sold were acquired as part of a purchase of a larger portfolio of patents. The assets were not part of the targeted biotechnology sector strategy and management did not expect to be able to use or sell these assets during their useful lives and thus assigned an initial value of $-0- to these assets. As part of the transaction, the Company incurred a broker’s fee of $17,000. Accordingly, the Company recognized a gain on the sale of assets of $70,500.

NOTE 6 – CONVERTIBLE DEBT

During the year ended September 30, 2009, the Company issued an 11% convertible note in the amount of $500,000, due June 20, 2011. Under the terms of the note, the Company paid $180,000 on December 15, 2009, and quarterly payments of $25,000 commencing on March 30, 2010, each of which were applied first towards the satisfaction of accrued interest and then towards the satisfaction of principal. All unpaid principal and accrued interest on the notes was convertible into shares of the Company’s common stock at the election of the purchasers at any time at the conversion price of $0.40 per share.

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

September 30, 2011 and 2010

NOTE 7 – DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS

Effective July 31, 2009, the Company adopted ASC Topic No. 815-40 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. On January 15, 2010 the Company issued 5,583,336 warrants (the “Class H” Warrants) with an exercise price of $0.55 to warrant holders that had exercised warrants during the period at $0.18.  On December 30, 2010, the Company issued 2,520,000 warrants (the “Class I” Warrants) with an exercise price of $0.55 that were attached to shares sold to a group of institutional and accredited investors for gross proceeds of $1,050,000.

The exercise price of both sets of warrants are subject to certain “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than $0.18 for the Class H Warrants and $0.25 for the Class I Warrants. If these provisions are triggered, the exercise price of all the warrants will be reduced.  As a result, the warrants are not considered to be solely indexed to the Company’s own stock and are not afforded equity treatment.

The fair value of the derivative liability was calculated using a Lattice Model that values the compound embedded derivatives based on future projections of the various potential outcomes. The assumptions that are analyzed and incorporated into the model include the conversion feature with the full ratchet and weighted average anti-dilution reset, expectations of future stock price performance and expectations of future issuances based on the Company’s prior stock history, prior issuances of stock, and expected capital requirements.  Probabilities were assigned to various scenarios in which the reset provisions would go into effect and weighted accordingly.

The total fair value of the Class H Warrants, amounting to $2,868,242, has been recognized as a derivative liability on the date of issuance with all future changes in the fair value of these warrants being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on warrant derivative liability” until such time as the warrants are exercised or expire.  Because the Class H Warrants were issued in conjunction with common stock that had been exchanged for warrants with an exercise price of $0.18, the fair value on the date of issuance includes the net cash proceeds from the sale of stock of $1,005,000 and the fair value of the $0.18 warrants which were forfeited valued at $2,867,856 on the date of exercise.

The total fair value of the Class I Warrants, amounting to $528,847, has been recognized as a derivative liability on the date of issuance with all future changes in the fair value of these warrants being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on warrant derivative liability” until such time as the warrants are exercised or expire. The total cash proceeds of $1,050,000 were first applied to the warrants with the remaining $521,153 allocated to the common shares and recorded in additional paid-in capital.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as an other income or expense item.  The Company’s only two assets or liabilities measured at fair value on a recurring basis are its derivative liabilities associated with the Class H and Class I warrants.  At September 30, 2011, the Company revalued the warrants and determined that, during the year ended September 30, 2011, the Company’s derivative liability increased by $3,977,041 to $5,893,544.  The Company recognized a corresponding loss on derivative liability in conjunction with this revaluation. At September 30, 2010, the Company revalued the warrants and determined that, during the year ended September 30, 2010, the Company’s derivative liability decreased by $1,480,586 to $1,387,656.  The Company recognized a corresponding gain on derivative liability in conjunction with this revaluation.

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2011 and 2010

NOTE 8 – CAPITAL STOCK

On December 15, 2009, investors exercised 5,583,336 warrants via a cashless exchange for 4,547,238 shares of the Company’s common stock.

On January 15, 2010, the Company completed a $1,005,000 financing in which the Company issued 5,583,336 common shares to holders of the Class F Warrants who exercised their warrants at an exercise price of $0.18. Additionally, as an inducement to the holders to exercise the Warrants, the Company issued 5,583,336 Class H warrants to the Class F warrant holders who exercised their Class F warrants. The Class H Warrants have a 5 year term with a strike price of $0.55.

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

On December 30, 2010 the Company sold 4,200,000 shares of common stock to a group of institutional and accredited investors for gross proceeds of $1,050,000. As of December 31, 2010 the Company had received $595,000 in cash and recorded a stock subscription receivable for the remaining $455,000, of which all had been received as of February 14, 2011. In addition, the investors received 2,520,000 five year Class I Warrants to purchase common stock at an exercise price of $0.55 per share valued at $528,847, leaving a net of $521,153 for the value of the shares issued.

NOTE 9 - WARRANTS

The Company has determined the estimated value of the warrants granted to employees and non-employees in exchange for services and financing expenses using the Black-Scholes pricing model and the following assumptions: stock price at valuation, $0.21-$0.73; expected term of 3-5 years, exercise price of $0.50-$0.67, a risk free interest rate of 1.15-2.90 percent, a dividend yield of 0 percent and volatility of 132-276 percent.

Between October 29 and December 4, 2009, the Company issued a total of 236,000 warrants for services rendered to the Company.  As a result of this issuance, the Company recognized $88,562 in consulting expense.

On April 9, 2010 the Company granted 10,000 warrants as payment for an outstanding accounts payable balance of $3,991.

In connection with the January 15, 2010 financing, the Company issued 5,583,336 Class H warrants to the Series F warrant holders who exercised their Series F warrants. The Class H Warrants have a 5 year term with a strike price of $0.55.

On June 22, 2010 the Company authorized the issuance of 93,000 warrants for services to the Company.  Of these authorized warrants, 90,000 were issued on June 23, 2010 once the contract for services was finalized. These warrants have a 5 year term with a strike price of $0.50. The remaining 3,000 warrants were issued September 2, 2010. These warrants have a three year term with a strike price of $0.50.  The combined value of these warrants was $41,129 at the time of issuance and the value was expensed as research and development expense.

In connection with the December 30, 2010 financing, the investors received 2,520,000 Class I five year warrants to purchase common stock at an exercise price of $0.55 per share. The exercise price of these warrants contains certain reset provisions which require the fair value of the warrants to be reported as a liability and not in permanent equity. On the date of issuance, the Company calculated the fair value of these warrants to be $528,847 (see note 7). The total cash proceeds of $1,050,000 were first applied to the warrants with the remaining $521,153 being allocated to the common shares and being recorded in additional paid-in capital.

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2011 and 2010

NOTE 9 – WARRANTS (CONTINUED)

Between May 12 and August 23, 2011, the Company issued a total of 625,000 warrants for services rendered to the Company.  As of September 30, 2011, 230,000 warrants with a fair value of $123,170 had vested. The Company recorded a corresponding expense of $71,687 to professional fees and $51,483 to research and development expense.

 Below is a table summarizing the warrants issued and outstanding as of September 30, 2011.

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price	Life (Years)	Date	Exercised
Balance 10/1/08	13,509,857	1.18	5	Various	15,941,631
03/20/09	5,000,000	0.50	5	03/31/14	2,500,000
06/03/09	11,166,672	0.18	5	06/03/14	2,010,001
09/30/09	150,000	0.40	5	06/30/14	60,000
Expired	—	—	—	—	—
Balance 9/30/09	29,826,529	0.69	—	—	20,511,632
10/09/09	88,000	0.50	5	10/29/14	44,000
11/09/09	18,000	0.50	5	11/09/14	9,000
12/04/09	130,000	0.60	2	12/04/11	78,000
12/15/09	(5,583,336)	0.18	—	—	(1,005,000)
01/15/10	5,583,336	0.55	5	01/15/15	3,070,835
01/15/10	(5,583,336)	0.18	—	—	(1,005,000)
04/09/10	10,000	0.55	5	4/9/2015	5,500
07/23/10	93,000	0.50	3	07/23/13	46,500
Expired	—	—	—	—	—
Balance 9/30/10	24,582,193	0.89	—	—	21,755,466
12/30/10	2,520,000	0.55	5	12/30/15	1,386,000
05/12/11	55,000	0.50	5	05/12/16	27,500
06/13/11	300,000	0.50	2	06/13/13	150,000
07/15/11	100,000	0.54	5	07/15/16	54,000
07/15/11	120,000	0.54	2	07/15/13	64,800
08/23/11	50,000	0.67	3	08/23/14	33,500
Expired	(1,090,568)	1.19	—	—	(1,297,776)
Balance 9/30/11	26,636,625	0.83	—	—	22,173,490

Note 10 – Options

The Company has determined the estimated value of the options granted to employees and non-employees in exchange for services and financing expenses using the Black-Scholes pricing model and the following assumptions: stock price at valuation, $0.40; expected term of five years, exercise price of $0.50, a risk free interest rate of 2.60 percent, a dividend yield of 0 percent and volatility of 277 percent.

On April 12, 2010 the Company granted 1,000,000 options to employees as part of its 2009 stock option plan.  The Company calculated a fair value of $0.40 per option. Of the 1,000,000 options issued, 520,000 vested upon issuance and the remaining 480,000 vest over the five year life of the options.  As of September 30, 2011 and 2010, 670,000 options have vested resulting in compensation expense of $47,900 and $219,541 for the years ended September 30, 2011 and 2010, respectively.

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2011 and 2010

NOTE 10 – OPTIONS (CONTINUED)

Below is a table summarizing the options issued and outstanding as of September 30, 2011.

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price	Life (Years)	Date	Exercised
Prior 10/1/2008	—	$—	—	—	$—
04/09/09	579,141	0.65	5	04/09/13	376,442
09/30/09	579,141	0.65	—	—	376,442
04/12/10	1,000,000	0.50	5	04/12/15	500,000
Expired	(32,176)	0.65	—	—	(20,914)
09/30/10	1,546,965	$0.55	—	—	$855,528
Issued	—	—	—	—	—
Expired	—	—	—	—	—
09/30/11	1,546,965	$0.55	—	—	$855,528

NOTE 11 – INCOME TAXES

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 41% combined marginal tax rate by the cumulative NOL of $3,447,651. The total valuation allowance is equal to the total deferred tax asset which includes derivative liabilities and other stock based compensation.

The tax effects of significant items comprising the Company's net deferred taxes as of September 30, 2011 and 2010 were as follows:

NOTE 11 – INCOME TAXES (CONTINUED)

	2011	2010
Cumulative NOL	$3, 447,651	$2,504,244

Deferred Tax assets:
(34% Federal, 7% New York)
Net operating loss carry forwards	1, 413,537	1,026,740
Derivative liability	1,023,547	(607,040)
Warrants and options	74,239	—
Valuation allowance	(2,511,323)	(419,700)
	$—	$—

The income tax provision differs from the amount of income tax determined by applying the combined U.S. federal and state income tax rates of 41% to pretax income from continuing operations for the years ended September 30, 2011 and 2010 due to the following:

	2011	2010
Book income (loss) from operations at combined statutory rates	$(2,091,623)	$202,694
Change in valuation allowance	2,091,623	(202,694)
	$—	$—

The Company’s net operating loss carry forwards of approximately $3, 447,651 expire in various years through 2030.

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

NOTE 11 – SUBSEQUENT EVENTS

On October 31, 2011, the Company agreed to extend the term of the 11,985,367 common stock purchase warrants, expiring October 31, 2011, to October 31, 2012, subject to certain amended provisions. These provisions include removal of the cashless exercise provision and early termination of the extension period in the event that Ohr’s common stock trades at or above $1.50 for 5 consecutive days. The warrants are exercisable at $1.19.

On December 16, 2011, the Company completed a private placement offering pursuant to which the Company sold 1,833,342 shares of its common stock at a price of $0.60 per share for gross proceeds of $1,100,000. Purchasers of the shares also received an aggregate of 916,678 Class J Warrants to purchase common stock at an exercise price of $0.65 per share and exercisable for a period of 5 years.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal controls over financial reporting were ineffective as of September 30, 2011 based on material weaknesses identified by management. The most significant material weakness that led management to this conclusion is the lack of internal controls present in the Company’s internal control processes. Management expects to begin to address this and other weaknesses as the Company’s capital position improves and as more employees are hired.

This Annual Report does not include an attestation report of the Company’s current independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s current independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report because the Company is a smaller reporting company under the SEC’s rules.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period of this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

NONE

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Following this table is a brief biographical description for each of the management principals with a brief description of their business experience and present relationship to Ohr as of September 30, 2011, together with all required relevant disclosures for the past five years.

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

Ira Greenstein –Chairman of the Board, Director 49

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

Dr. Irach B. Taraporewala- Chief Executive Officer and President 55

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

 Sam Backenroth- Interim Chief Financial Officer and Vice President of Business Development 27

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

Orin Hirschman –Director 43

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all of our directors and employees, including our chief executive officer, chief financial officer and other officers. Our Code of Ethics includes provisions covering conflicts of interest, the reporting of illegal or unethical behavior, business gifts and entertainment, compliance with laws and regulations, insider trading practices, antitrust laws, bribes or kickbacks, corporate record keeping, and corporate accounting and disclosure. The Code of Ethics is available at the Investor Relations section of our website at www.ohrpharmaceutical.com. Our Code of Ethics may also be obtained without charge upon written request to Ohr Pharmaceutical, Inc. 489 5th Avenue, 28th Floor, New York, NY 11017, Attention: Investor Relations.

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

ITEM 11 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Andrew Limpert Former Director, CEO and President (1)	2011	0	0	0	0	0	0	0	0
	2010	7,000	0	0	0	0	0	0	7,000
Ira Greenstein, Chairman and Director	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0
Irach Taraporewala President and CEO	2011	130,000	0	0	39,917	0	0	0	169,917
	2010	60,938	0	0	169,646	0	0	0	230,584
Sam Backenroth VP Bus. Development Interim CFO	2011	52,000	20,000	0	7,983	0	0	0	79,983
	2010	23,833	0	0	49,896	0	0	0	73,729

 (1) Mr. Limpert served as a Director of the Registrant from 2002 to April 2010 and served as the CEO and President of the Registrant from November 2007 to April 2010. Mr. Limpert resigned from all of his positions in the Company in April 2010.

Outstanding Equity Awards at Fiscal Year-End

A. Option Awards

The following table provides certain information with respect to individual grants during the fiscal year ended September 30, 2011 to each of our named executive officers of common share purchase options relating to our common shares:

Name	Number of Common Shares Underlying Unexercised Options (#) Exercisable	Number of Common Shares Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Ira Greenstein(1) Chairman and Director	—	—	—	—	—
Irach Taraporewala CEO and President	525,000	—	275,000	$0.50	4/13/2015
Sam Backenroth VP Bus. Development Interim CFO	145,000	—	55,000	$0.50	4/13/2015

(1)	Mr. Greenstein has served as Chairman and Director of the Company since March 2007.

B. Stock Awards

The following table provides certain information with respect to individual grants during the fiscal year ended September 30, 2011 to each of our named executive officers of common shares:

Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ira Greenstein (1) Chairman and Director	—	—	—	—
Irach Taraporewala CEO and President	—	—	—	—
Sam Backenroth VP Bus. Development Interim CFO	—	—	—	. —

(1) Mr. Greenstein has served as Chairman and Director of the Company since March 2007.

No named executive officer received any grants of stock for the fiscal year ended September 30, 2011.

Employment Contracts

On April 8, 2010, the Registrant entered into employment agreements with Dr. Irach Taraporewala, who serves as Chief Executive Officer at an annual salary of $130,000, and Sam Backenroth, who serves as Vice President of Business Development and Interim Chief Financial Officer at an annual salary of $62,000.  The agreements also provided for equity grants described above. The Registrant currently has no employment arrangements with Mr. Greenstein or Mr. Hirschman.

Remuneration of Officers

Mr. Limpert received cash compensation from the Company in fiscal year ended September 30, 2010 in the amount of $1,000 per month beginning in May 2009 and ending in June 2010. Dr. Taraporewala and Mr. Backenroth receive cash compensation pursuant to their employment contracts from their hiring date in April 2010 through the end of our fiscal year.

Compensation of Directors

During fiscal 2011, no Director received any warrants to purchase common stock of the registrant.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership, as of January 13, 2012, of our voting securities by each person known by us to be the beneficial owner of 5% or more of any class of our voting securities, by each of our directors, and by all executive officers and our directors as a group. To the best of our knowledge, all persons named below have sole voting and investment power with respect to such shares.

BENEFICIAL OWNERS OF 5% OR MORE OF REGISTRANT'S VOTING SECURITIES

Name and Address of Beneficial Owner	Shares Owned	Voting Convertible Preferred Series B (1)	Right to Acquire (2)	Common and Preferred Shares Owned Beneficially	Fully Diluted Ownership Percentage (3)
AIGH Investment Partners, LLC (4)	4,060,510	500,000	2,011,107	6,571,617	13.38%
6006 Berkeley Avenue
Baltimore, MD 21209

Globis related entities (5)	3,346,149	388,889	1,689,304	5,424,342	11.11%
60 Broad Street
New York, NY 10004

GCK Corporation	3,053,891	555,556	1,592,317	5,201,764	10.68%
4000 Hollywood Blvd. 530 N
Hollywood, FL 33021

South Ferry #2, LP	2,845,917		1,357,519	4,203,436	8.67%
1 State Street Plaza, 29th Floor
New York, NY 10004

Camco	2,022,970	555,556	1,043,404	3,621,930	7.52%
466 Arbuckle Avenue
Cedarhurst, NY 11516

FAME Associates	1,878,700	277,778	985,123	3,141,601	6.53%
111 Broadway, 20th Floor
New York, NY 10006

American Investments	1,815,312		881,480	2,696,792	5.62%
P.O. Box 3236
Ramat Gam 52131 Israel

Associated Baltimore LLC	1,308,018	555,556	735,556	2,599,130	5.43%
PO Box 172
Lawrence, NY 11559

Ira Greenstein (6)	362,886	200,000	586,094	1,148,980	2.41%
c/o Ohr Pharmaceutical
489 5th Avenue, 28th Floor
New York, NY 10017

Irach Taraporewala (7)	45,000		825,500	870,500	1.82%
c/o Ohr Pharmaceutical
489 5th Avenue, 28th Floor
New York, NY 10017

Sam Backenroth (8)	10,000		206,000	216,000	0.46%
c/o Ohr Pharmaceutical
489 5th Avenue, 28th Floor
New York, NY 10017

All Officers and Directors as a Group (9)	4,478,396	700,000	3,628,701	8,807,097	17.35%
47

(1) Shares issued in the June 1, 2009 financing convertible to common stock and voting with common as a single class.
(2) Rounded to nearest share; warrants are warrants to purchase common stock of the Registrant.
(3) Calculated on the basis of 41,535,922 shares of Common Stock outstanding plus the number of shares such holder has the right to acquire and 5,583,336 preferred shares issued in the June 1, 2009 financing.
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
(7) Includes a five-year option issued to Dr. Taraporewala on April 12, 2010 under the Company's 2009 ESOP plan exercisable for 800,000 shares of Common Stock at an exercise price of $0.50 per share. 525,000 of these options are currently vested and 275,000 are unvested.
(8) Includes a five-year option issued to Mr. Backenroth on April 12, 2010 under the Compnay's 2009 ESOP plan exercisable for 200,000 shares of Common Stock at an exercise price of $0.50 per share. 145,000 of these options are currently vested and 55,000 are unvested.
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

For fiscal year 2010, Child Van Wagoner & Bradshaw charged the Company a total of $23,729 for independent accounting and auditing fees.

For fiscal year 2011, Child Van Wagoner & Bradshaw charged the Company a total of $32,000 for independent accounting and auditing fees.

The following table represents aggregate fees billed to the Company for fiscal years ending September 30, 2011 and 2010 by Child, Van Wagoner & Bradshaw, the Company’s principal auditor.

	Fiscal Year Ended
	September 30, 2011 (3)	September 30, 2010 (2)
Audit Fees	$32,000	$16,790
Tax Fees (1)	$—	$6,660
All Other Fees	$—	$279
Total Fees	$32,000	$23,729

———————

(1) Fees paid for preparation and filing of the Company’s federal and state income tax returns.

(2) Fees billed to the Company through September 30, 2010.

(3) Fees billed to the Company through September 30, 2011.

All fees described above were approved by the Board of Directors. The Board of Directors has determined that the rendering of the foregoing services other than audit services by Child, Van Wagoner & Bradshaw, is compatible with maintaining the principal accountant's independence.

Part IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents listed below are filed as exhibits to this Annual Report on Form 10-K.

(a) Exhibit Index:

Exhibit No.
(2.1)	Form of Asset Purchase Agreement, dated as of October 16, 2007. [1]
(3.1)	Articles of Incorporation, dated August 4, 2009. [6]
(3.2)	ByLaws, dated August 4, 2009 [6]
(4.1)	Form of Warrant Agreement. [3]
(10.1)	Consulting Agreement, dated November 12, 2008 [3]
(10.2)	Acquisition Agreement, dated November 12, 2008 [3]
(10.3)	Form of Warrant [3]
(10.4)	Form of Registration Rights Agreement [3]
(10.5)	First Amendment to Acquisition Agreement, dated January 12, 2009
(10.6)	Form of Securities Purchase Agreement, dated as of March 18, 2009 [4]
(10.7)	Form of Security Agreement, dated as of March 19, 2009 [4]
(10.8)	Form of convertible Debenture, dated as of March 19, 2009. [4]
(10.9)	Form of Demand Note, dated as of March 16, 2009. [4]
(10.10)	Subscription Agreement, dated as of May 31, 2009, by and among the Company and the subscribers in the private placement. [7]
(10.11)	Form of Class F Common Stock Purchase Warrant issued pursuant to the Subscription Agreement, dated as if June 1, 2009. [7]
(10.12)	Form of Class G Common Stock Purchase Warrant issued pursuant to the Subscription Agreement, dated as of June 1, 2009. [7]
(10.13)	Form of Common Stock Purchase Warrant issued to counsel. [7]
(10.14)	Asset Purchase Agreement with Genaera Liquidating Trust, dated August 21, 2009 [5]
(10.15)	Form of Class H Common Stock Purchase Warrant issued pursuant to the warrant exercise agreement, dated as of January 15, 2010[8]
(10.16)	Employment Agreement with Dr. Irach Taraporewala dated April 12, 2010[9]
(10.17)	Employment Agreement with Mr. Sam Backenroth dated April 12, 2010[9]
(10.18)	The 2009 Stock Incentive Plan[10]
(10.19)	Subscription Agreement, dated as of December 30, 2010, by and among the Company and the Investors in the private placement. [11]
(10.20)	Form of Class I Common Stock Purchase Warrant issued pursuant to the Subscription Agreement, dated as of December 30, 2010[11]
(10.21)	Form of consulting warrants[12]
(10.22)	Form of Warrant Agreement, dated October 31, 2006[13]
(10.23)	Amendment No. 1 to Warrant Agreement, dated October 31, 2011[13]
(10.24)	Form of Subscription Agreement Dated December 16, 2011 by and between the Company and the Investors in the Private Placement[14]
(10.25)	Form of Class J Common Stock Purchase Warrant issued pursuant to the Subscription Agreement, dated as of December 16, 2011[14]
(31)	Certification made pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
(32)	Certification made pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

49

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

4. Filed and incorporated by reference to the Registrant’s Amended Annual Report on Form 10-K, filed on April 2, 2009.

5. Filed and incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on August 26, 2009.

6. Filed and incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on August 11, 2009.

7. Filed and incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 3, 2009.

8. Filed and incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on January 13, 2011.

9. Filed and incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 12, 2010.

10. Filed and incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 17, 2010

11. Filed and incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 5, 2011

12. Filed and incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on July 13, 2011

13. Filed and incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 2, 2011

14. Filed and incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 20, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:
OHR PHARMACEUTICAL, INC.

Dated:	January 13, 2012	By:	/s/ Ira Greenstein
Ira Greenstein, Chairman

Dated:	January 13, 2012	By:	/s/ IRACH TARAPOREWALA
Irach Taraporewala, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	January 13, 2012	By:	/s/ Ira Greenstein
Ira Greenstein, Chairman

Dated:	January 13, 2012	By:	/s/ IRACH TARAPOREWALA
Irach Taraporewala, CEO

