Form 10-K/A
period 2011-09-30
Ohr Pharmaceutical Inc
filed 2012-01-18
CIK 1173281

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

At January 13, 2012, the registrant had 41,535,922 shares of Common Stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends and restates in its entirety the Annual Report on Form 10-K for the period ended September 30, 2011 (the “Original Report”) and is being filed by Ohr Pharmaceutical, Inc. (the “Company”) to correct certain inadvertent errors that occurred in the filing of the Original Report.

On January 13, 2012, management became aware of a footing error in the Company’s statement of stockholders’ equity (deficit) in the previously filed Form 10-K for the period ended September 30, 2011.  The error relates to 572,021 shares of Series B preferred stock that were erroneously recorded as outstanding as of September 30, 2006.  As shown in the statement, these shares were in fact convertible preferred shares and were duplicated in the incorrect column.  This error is then footed throughout the table resulting in an ending balance in Series B preferred stock of 6,155,357.  The correct balance is 5,583,336 and is corrected in this Form 10-K/A.   The Company made no other changes in the Annual Report on Form 10-K.

The Company evaluated this error determined that an amendment and restatement of the Form 10-K for the aforementioned annual period is necessary and required.

Unless expressly noted otherwise, the disclosures in this Form 10-K/A continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.   The filing of this Form 10-K/A shall not be deemed an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

We have audited the accompanying balance sheets of OHR Pharmaceutical, Inc. (the Company”) as of September 30, 2011 and 2010, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and for the period of October 1, 2007 (inception) through September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah

January 6, 2012, except for Note 13, as to which the date is January 13, 2012

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

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Statements of Changes in Stockholders’ Equity (Deficit)

									Deficit
									Accumulated	Total
			Series B				Additional		During the	Stockholders'
	Convertible Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	(Deficit)

Balance, September 30, 2006	572,021	$—	—	$—	1,636,349	$164	$14,641,468	$(15,325,185)	$—	$(683,553)

Preferred stock issued for
cash net of expenses	656,000	6,251,000	—	—	—	—	—	—	—	6,251,000

Preferred stock issued for debt	45,700	457,000	—	—	—	—	—	—	—	457,000

Preferred stock dividend	44,570	—	—	—	—	—	—	—	—	—

Stock based compensation	—	—	—	—	—	—	4,000	—	—	4,000

Exercise of stock options	—	—	—	—	4,834	1	1,999	—	—	2,000

Conversion of preferred stock to common stock	(1,318,291)	(6,708,000)	—	—	22,134,301	2,213	6,705,787	—	—	—

Common stock issued for subsidiary	—	—	—	—	1,454,090	145	(145)	—	—	—

Common stock issued for cash	—	—	—	—	17,432	2	9,998	—	—	10,000

Net loss for the year ended September 30, 2007	—	—	—	—	—	—	—	(6,303,563)	—	(6,303,563)

Balance, October 1, 2007	—	—	—	$—	25,247,006	$2,525	$21,363,107	$(21,628,748)	$—	$(263,116)

Fair value of warrants granted to employees	—	—	—	—	—	—	271,484	—	—	271,484

Net income for the year ended September 30, 2008	—	—	—	—	—	—	—	—	24,827	24,827

Balance, September 30, 2008	—	—	—	—	25,247,006	2,525	21,634,591	(21,628,748)	24,827	33,195

Fair value of warrants granted to employees	—	—	—	—	—	—	411,860	—	—	411,860

Preferred stock and warrants issued for cash	—	—	5,583,336	558	—	—	1,004,442	—	—	1,005,000

Fair value of warrants granted	—	—	—	—	—	—	27,079	—	—	27,079

Net loss for the year ended September 30, 2009	—	—	—	—	—	—	—	—	(864,449)	(864,449)

Balance, September 30, 2009	—	—	5,583,336	$558	25,247,006	$2,525	$23,077,972	$(21,628,748)	$(839,622)	$612,685

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Statements of Changes in Stockholders’ Equity (Deficit)

	Convertible Prefe rred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Deficit Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	(Deficit)
Balance, September 30, 2009	—	—	5,583,336	$558	25,247,006	$2,525	$23,077,972	$(21,628,748)	$(839,622)	$612,685

Fair value of warrants granted	—	—	—	—	—	—	133,682	—	—	133,682

Fair value of employee stock options			—	—	—	—	219,541	—	—	219,541

xercise of warrants for cash at $0.18 per share	—	—	—	—	5,583,336	558	1,004,442	—	—	1,005,000

Replacement warrants	—	—	—	—	—	—	(2,868,242)	—	—	(2,868,242)

Exercise of cashless warrants	—	—	—	—	4,547,238	455	(455)	—	—	—

Conversion of convertible debenture at $0.40 per share	—	—	—	—	25,000	2	9,998	—	—	10,000

Common stock issued for services at $0.21 per share	—	—	—	—	50,000	5	10,495	—	—	10,500

Net income for the year ended September 30, 2010	—	—	—	—	—	—	—	—	494,377	494,377

Balance, September 30, 2010	—	—	5,583,336	558	35,452,580	3,545	21,587,433	(21,628,748)	(345,245)	(382,457)

Common stock and warrants issued for cash	—	—	—	—	4,200,000	420	520,733	—	—	521,153

Common stock issued for services	—	—	—	—	50,000	5	9,995	—	—	10,000

Warrants issued for services	—	—	—	—	—	—	123,170	—	—	123,170

Fair value of employee stock options	—	—	—	—	—	—	47,900	—	—	47,900

Net loss for the year ended September 30, 2011	—	—	—	—	—	—	—	—	(5,101,519)	(5,101,519)

Balance, September 30, 2011	—	$—	5,583,336	$558	39,702,580	$3,970	$22,289,231	$(21,628,748)	$(5,446,764)	$(4,781,753)

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

NOTE 12 – SUBSEQUENT EVENTS

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

NOTE 13 – RESTATEMENT OF FINANCIAL STATEMENTS

On January 13, 2012, management discovered an inadvertent footing error within the Company’s statement of stockholders’ equity (deficit). Management concluded that the Company’s audited consolidated financial statements for the year ended September 30, 2011 should be restated to correct the error.

The error relates to 572,021 shares of Series B preferred stock that were erroneously recorded as outstanding as of September 30, 2006. As shown in the statement, these shares were, in fact, convertible preferred shares and were duplicated in the incorrect column. This error was then added throughout the table resulting in an ending balance of Series B preferred stock of 6,155,357. This restatement corrects the balance to be 5,583,336. The error did not affect valuations of the preferred shares or other items within the Company’s statement of stockholders’ equity. Thus, there is no affect on the Company’s balance sheets, statements of operations, and statements of cash flows as originally reported.

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

REGISTRANT:
OHR PHARMACEUTICAL, INC.

Dated:	January 18, 2012	By:	/s/ ira Greenstein
Ira Greenstein, Chairman

Dated:	January 18, 2012	By:	/s/ IRACH TARAPOREWALA
Irach Taraporewala, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	January 18, 2012	By:	/s/ Ira Greenstein
Ira Greenstein, Chairman

Dated:	January 18, 2012	By:	/s/ IRACH TARAPOREWALA
Irach Taraporewala, CEO

