Form 10-K/A
period 2011-09-30
Ohr Pharmaceutical Inc
filed 2012-02-10
CIK 1173281

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

(Check One): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

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

At January 13, 2012, the registrant had 41,535,922 shares of Common Stock outstanding.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends and restates in its entirety Item 9A  and Exhibits 31.1 and 31.2 of the Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as amended (the “Amended Report”), and confirms the disclosures set forth in the Amended Report as previously filed.  Other than the changes referred to above, all other information in the Amended Report remains unchanged.

TABLE OF CONTENTS

ITEM 9A	Contols and Procedures	4

Item 15	Exhibits	5

Certification pursuant to Section 302 of the Sarbanes Oxley Act  of 2002 (CEO) – Exhibit 31.1

Certification pursuant to Section 302 of the Sarbanes Oxley Act  of 2002 (CFO) – Exhibit 31.2

Part III

ITEM 9A	CONTROLS AND PROCEDURES

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

Due to the weakness of the Company’s internal controls, our management concluded that the Company’s disclosure controls and procedures (that is, the  controls and procedures enabling timely, accurate and complete public filing of information) were ineffective as of September 30, 2011. The Company’s management will use its best efforts, notwithstanding these weaknesses to file timely  required reports accurately and completely.

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

(31.1)           Certification made pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (CEO)
(31.2)           Certification made pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (CFO)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:
OHR PHARMACEUTICAL, INC.

Dated:	February 10, 2012	By:	/s/ IRA GREENSTEIN
Ira Greenstein, Chairman

Dated:	February 10, 2012	By:	/s/ IRACH TARAPOREWALA
Irach Taraporewala, CEO

Dated:	February 10, 2012	By:	/s/ SAM BACKENROTH
Sam Backenroth, Interim CFO and Chief Accounting Officer

Dated:	February 10, 2012	By:	/s/ ORIN HIRSCHMAN
Orin Hirschman, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	February 10, 2012	By:	/s/ IRA GREENSTEIN
Ira Greenstein, Chairman

Dated:	February 10, 2012	By:	/s/ IRACH TARAPOREWALA
Irach Taraporewala, CEO

Dated:	February 10, 2012	By:	/s/ SAM BACKENROTH
Sam Backenroth, Interim CFO Chief Accounting Officer

Dated:	February 10, 2012	By:	/s/ORIN HIRSCHMAN
Orin Hirschman, Director