Form 10-Q
period 2011-12-31
Ohr Pharmaceutical Inc
filed 2012-02-13
CIK 1173281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Yes  ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 41,535,922 shares of Common Stock outstanding as of February 13, 2012.

OHR PHARMACEUTICAL, INC.
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on January 13, 2012, as amended. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

TABLE OF CONTENTS	PAGE

Balance Sheets as of December 31, 2011 (unaudited) and September 30, 2011	4
Statements of Operations for the three month periods ended December 31, 2011 and 2010 and the period from inception of the Development Stage on October 1, 2007 through December 31, 2011(unaudited)	5
Statements of Cash Flows for the three month periods ended December 31, 2011 and 2010 and the period from inception of the Development Stage on October 1, 2007 through December 31, 2011 (unaudited)	7
Notes to Unaudited Financial Statements	9

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	September 30,
	2011	2011
CURRENT ASSETS	(Unaudited)
Cash	$1,262,211	$469,786
Prepaid expenses	78,903	37,611
Grant receivable	—	179,358
Other current assets	—	5,000
Total Current Assets	1,341,114	691,755

EQUIPMENT, net	50,203	19,164

OTHER ASSETS
Patent costs, net	682,173	701,927

TOTAL ASSETS	$2,073,490	$1,412,846

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$317,317	$301,055
Derivative liabilities	5,208,112	5,893,544
Total Current Liabilities	5,525,429	6,194,599

TOTAL LIABILITIES	5,525,429	6,194,599

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, Series B; 6,000,000 shares authorized,
at $0.0001 par value, 5,583,336 and 5,583,336 shares
issued and outstanding, respectively	558	558
Common stock; 180,000,000 shares authorized,
at $0.0001 par value, 41,535,922 and 39,702,580
shares issued and outstanding, respectively	4,153	3,970
Additional paid-in capital	23,318,125	22,289,231
Stock subscription receivable	(50,000)	—
Accumulated deficit	(21,628,748)	(21,628,748)
Deficit accumulated during the development stage	(5,096,027)	(5,446,764)

Total Stockholders' Equity (Deficit)	(3,451,939)	(4,781,753)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$2,073,490	$1,412,846

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From Inception of the Development Stage on October 1,
	For the Three Months Ended December 31,		2007 Through December 31,
	2011	2010	2011
REVENUES	$—	$—	$—
COST OF SALES	—	—	—
GROSS PROFIT	—	—	—

OPERATING EXPENSES
General and administrative	32,911	29,055	1,050,480
Professional fees	64,558	39,736	1,530,107
Research and development	336,155	218,485	1,116,922
Salaries and wages	63,559	63,054	645,140
Total Operating Expenses	497,183	350,330	4,342,649

OPERATING LOSS	(497,183)	(350,330)	(4,342,649)

OTHER INCOME (EXPENSE)
Interest expense	—	(2,180)	(49,723)
Gain/(Loss) on derivative liability	826,902	(97,710)	(1,669,551)
Gain on sale of assets	—	—	70,500
Gain on settlement of debt	21,005	—	153,557
Other income and expense	13	1,450	63,426
Total Other Income (Expense)	847,920	(98,440)	(1,431,791)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	350,737	(448,770)	(5,774,440)
PROVISION FOR INCOME TAXES	—	—	—

INCOME (LOSS) BEFORE
DISCONTINUED OPERATIONS	350,737	(448,770)	(5,774,440)
Income from discontinued operations
(including gain on disposal of $606,000)	—	—	678,413
Income tax benefit	—	—	—
GAIN ON DISCONTINUED OPERATIONS	—	—	678,413

NET INCOME (LOSS)	$350,737	$(448,770)	$(5,096,027)

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From Inception of
			the Development
			Stage on
			October 1,
	For the Three Months Ended		2007 Through
	December 31,		December 31,
	2011	2010	2011
NET INCOME (LOSS)	$350,737	$(448,770)	$(5,096,027)

BASIC INCOME (LOSS) PER SHARE
Continuing operations	$0.01	$(0.01)
Discontinued operations	0.00	0.00
	$0.01	$(0.01)
DILUTED INCOME (LOSS) PER SHARE
Continuing operations	$0.01
Discontinued operations	0.00
	$0.01
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
BASIC	40,041,350	35,593,015
DILUTED	53,142,669	—

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			of the
			Development
			Stage on
			October 1,
	For the Three Months Ended		2007 Through
	December 31,		December 31,
	2011	2010	2011
OPERATING ACTIVITIES
Net income (loss)	$350,737	$(448,770)	$(5,096,027)
Adjustments to reconcile net loss to net cash
used by operating activities:
Discontinued operations	—	—	(678,413)
Common stock issued for services	—	10,000	20,500
Fair value of warrants issued for services	58,572	—	609,996
Fair value of employee stock options	11,975	11,975	691,276
(Gain) loss on extinguishment of debt	(21,005)	—	(89,594)
Gain on sale of asset	—	—	(70,500)
(Gain) loss on derivative liability	(826,902)	97,710	1,669,553
Depreciation	2,364	1,250	8,218
Amortization of patent costs	19,754	19,593	117,827
Changes in operating assets and liabilities
Prepaid expenses and deposits	(41,292)	16,101	(78,483)
Other receivables and other current assets	184,358	150,147	85,025
Accounts payable and accrued expenses	37,267	(21,104)	125,479
Net Cash (Used in) Operating Activities	(224,172)	(163,098)	(2,685,143)

INVESTING ACTIVITIES
Proceeds from sale of asset	—	—	70,500
Purchase of equipment	(33,403)	—	(58,421)
Purchase of patents and other intellectual property	—	—	(300,000)
Discontinued operations	—	—	418,000
Net Cash Provided by (Used in) Investing Activities	(33,403)	—	130,079

FINANCING ACTIVITIES
Proceeds from the sale of preferred stock and warrants	—	—	1,005,000
Proceeds from the sale of common stock and warrants	1,050,000	595,000	2,100,000
Proceeds from warrants exercised for cash	—	—	1,005,000
Proceeds from related party payables	—	—	125,453
Repayments of related party payables	—	—	(125,453)
Proceeds from short-term notes payable	—	—	64,408
Repayments of short-term notes payable	—	(10,645)	(64,408)
Repayment of convertible debentures	—	(51,115)	(490,000)
Net Cash Provided by Financing Activities	1,050,000	533,240	3,620,000

NET CHANGE IN CASH	792,425	370,142	1,064,936
CASH AT BEGINNING OF PERIOD	469,786	422,414	197,275
CASH AT END OF PERIOD	$1,262,211	$792,556	$1,262,211

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			of the
			Development
			Stage on
			October 1,
	For the Three Months Ended		2007 Through
	December 31,		December 31,
	2011	2010	2011
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$2,180	$69,923
Income Taxes	—	—	—

NON CASH FINANCING ACTIVITIES:
Transfer of investment for dividends payable	$—	$—	$186,000
Purchase of patents for debenture	—	—	500,000
Conversion of debenture	—	—	10,000
Options issued to settle accounts payable	—	—	3,991
Stock subscription receivable	50,000	—	50,000

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2011 (Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2011 audited financial statements.  The results of operations for the periods ended December 31, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The Company has had no revenues and has generated an accumulated deficit of approximately $26,724,775 ($5,096,027 accumulated during the development stage) as of December 31, 2011.

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

Reclassification of Financial Statement Accounts
Certain amounts in the December 31, 2010 financial statements have been reclassified to conform to the presentation in the December 31, 2011 financial statements.

Prepaid Expenses
Prepaid expenses consist of prepaid insurance contracts as well as deposits placed with various vendors that provide the Company with Research and Development services.  The prepaid expenses are amortized over the contractual life of the insurance contract or as the deposits are applied by the vendor as services are provided.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2011 (Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share
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

As of December 31, 2011, 7,517,983 potentially dilutive warrants and options together with 5,583,336 potentially dilutive shares from convertible preferred stock were included in the computation of diluted earnings per share. As of September 30, 2011, all of the Company’s potentially dilutive securities (warrants, options, and convertible preferred stock) were excluded from the computation of diluted earnings per share as they were anti-dilutive.  The total number of potentially dilutive shares that were excluded at September 30, 2011 was 15,754,301.

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

 NOTE 4 – PATENT COSTS

Patent costs represent the capitalized purchase price of assets acquired in the secured party sale as part of the Company’s previously announced strategy to create a rollup of undervalued biotechnology companies and assets. As of December 31, 2011, the Company had purchased $800,000 worth of biotechnology patents and other intellectual property. In these acquisitions, the Company used approximately $300,000 in cash and issued a $500,000 convertible debenture for the remainder of the cost which was secured by the acquired assets. The convertible debenture was repaid on December 29, 2010 and all security interests were released.

The Company amortizes its patents over life of the each patent. During the three months ended December 31, 2011 and 2010, the Company recognized $19,754 and $19,593 in amortization expense on the patents, respectively. The amortization expense has been included in research and development expense.

The Company reviews the carrying value of its patents at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the patents is recoverable. If the carrying values of the patents exceed the expected future cash flows of the patents, the Company recognizes an impairment loss equal to the difference between the carrying values of the patents and their estimated fair values. As of December 31, 2011 and September 30, 2011, management does not believe the Company’s patents were impaired.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2011 (Unaudited)

NOTE 5 – DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS

Effective July 31, 2009, the Company adopted ASC Topic No. 815-40 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock.  As of December 31, 2011, the Company has issued three different groups of securities which contain certain provisions which result in these securities not being solely indexed to the Company’s own stock and are not afforded equity treatment.

On January 15, 2010 the Company issued 5,583,336 warrants (the “Class H” Warrants) with an exercise price of $0.55 to warrant holders that had exercised warrants during the period at $0.18.  On December 30, 2010, the Company issued 2,520,000 warrants (the “Class I” Warrants) with an exercise price of $0.55 that were attached to shares sold to a group of institutional and accredited investors for gross proceeds of $1,050,000.  The exercise price of both sets of warrants are subject to certain “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than $0.18 for the Class H Warrants and $0.25 for the Class I Warrants. If these provisions are triggered, the exercise price of all the warrants will be reduced.  Due to the “reset” provisions of the warrants, the warrants are not considered to be solely indexed to the Company’s own stock and are not afforded equity treatment.

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

On December 16, 2011 the Company sold 1,833,342 shares of common stock and 916,678 Class J warrants to a group of institutional and accredited investors for gross proceeds of $1,100,000.  As part of the sale, the Company agreed to protect investors against any potential decrease in the price of a later offering made by the Company (the “Ratchet Provision”); that is, if the Company issues shares at a price per share (the “Lower Price”) below $0.60 per share (the “Benchmark Price”) then the Company has agreed to issue each investor a predetermined number of additional shares (“Ratchet Shares”) without additional payment from the investor. The Ratchet Shares will lower each investor’s effective purchase price to be equal to either the Lower Price or $0.50 per share (the “Floor Price”), whichever is higher.  This provision will last for one year or will end sooner in the event (i) the Company receives $1,000,000 or more in proceeds for the sale of Common Stock at a price equal or greater to the Benchmark Price and (ii) the Company’s trading price exceeds $1.10 for ten consecutive trading days.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2011 (Unaudited)

NOTE 5 – DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS (CONTINUED)

As a result, the Company has bifurcated the above mentioned Ratchet Provision and recorded a derivative liability.  The fair value of the derivative liability was calculated using a Lattice Model that values the compound embedded derivatives based on future projections of the various potential outcomes. The assumptions that are analyzed and incorporated into the model include expectations of additional potential shares to be issued under the provision, the expectations of future stock price performance, expectations of future issuances based on the Company’s prior stock history, prior issuances of stock, and expected capital requirements.  Probabilities were assigned to various scenarios in which the reset provisions would go into effect and weighted accordingly.

Out of the total $1,100,000 raised in the offering, the Company has allocated $141,470 of the proceeds to the Ratchet Provision derivative liability based on the total fair value on the date of issuance.  The $141,470 has been recognized as a derivative liability on the date of issuance with all future changes in the fair value of this derivative being recognized in earnings in the Company’s Statement of Operations under the caption “Other income (expense) – Gain (loss) on derivative liability” until such time as the Ratchet Provision expires.  The remaining proceeds of $958,530 have been allocated to the common stock and warrants based on their relative fair market values (see Note 7).

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as an other income or expense item.  The Company’s only assets or liabilities measured at fair value on a recurring basis are its derivative liabilities associated with the Ratchet Provision, Class H, and Class I warrants.  At December 31, 2011, the Company revalued the derivatives and determined that, during the three months ended December 31, 2011, the Company’s derivative liability decreased by $826,902 to $5,208,112.  The Company recognized a corresponding gain on derivative liability in conjunction with this revaluation. At December 31, 2010, the Company revalued the derivatives and determined that, during the three months ended December 31, 2010, the Company’s derivative liability increased by $97,710 to $2,014,213.  The Company recognized a corresponding loss on derivative liability in conjunction with this revaluation.

NOTE 6 – CAPITAL STOCK

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

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2011 (Unaudited)

NOTE 6 – CAPITAL STOCK (CONTINUED)

On December 30, 2010 the Company sold 4,200,000 shares of common stock to a group of institutional and accredited investors for gross proceeds of $1,050,000. In addition, the investors received 2,520,000 five year Class I Warrants to purchase shares of the Company’s common stock at an exercise price of $0.55 per share valued at $528,847, leaving a net of $521,153 for the value of the shares issued.

On December 16, 2011 the Company sold 1,833,342 shares of common stock to a group of institutional and accredited investors for gross proceeds of $1,100,000. As of December 31, 2010 the Company had received $1,050,000 in cash and recorded a stock subscription receivable for the remaining $50,000, of which all had been received as of February 9, 2012.

As part of the sale, a price protection Ratchet Provision was included in the contract that has been recorded as a derivative liability (see Note 5).  In addition, the investors received 916,678 five year Class J Warrants to purchase shares of the Company’s common stock at an exercise price of $0.65 per share which have been recorded within permanent equity.   The Company allocated the $1,100,000 in proceeds first to the derivative liability based on its fair value at issuance of $141,470.  The remaining $958,530 was allocated between the shares of common stock and warrants based on their relative fair values on the date of issuance.   The fair value of the warrants was $314,453 leaving a net of $644,077 for the value of the shares issued.

NOTE 7 – COMMON STOCK WARRANTS

The Company has determined the estimated value of the warrants granted to non-employees in exchange for services and financing expenses using the Black-Scholes pricing model and the following assumptions: stock price at valuation, $0.21-$0.74; expected term of 3-5 years, exercise price of $0.50-$0.67, a risk free interest rate of 1.15-2.90 percent, a dividend yield of 0 percent and volatility of 132-276 percent.

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

Between May 12 and August 23, 2011, the Company issued a total of 625,000 warrants for services rendered to the Company.  As of December 31, 2011, 300,000 warrants with a fair value of $181,613 had vested. During the three months ended December 31, 2011, the Company recorded an expense of $41,808 to professional fees and $16,764 to research and development expense related to warrants vested during the period.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2011 (Unaudited)

NOTE 7 – COMMON STOCK WARRANTS (CONTINUED)

In connection with the December 16, 2011 financing, the investors received 916,678 Class J five year warrants to purchase common stock at an exercise price of $0.65 per share.  On the date of issuance, the Company calculated the relative fair value of these warrants to be $314,453.

Below is a table summarizing the warrants issued and outstanding as of December 31, 2011.

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price	Life (Years)	Date	Exercised
Balance 10/1/08	13,509,857	1.18	5	Various	15,941,631
03/20/09	5,000,000	0.50	5	03/31/14	2,500,000
06/03/09	11,166,672	0.18	5	06/03/14	2,010,001
09/30/09	150,000	0.40	5	06/30/14	60,000
Expired	—	—	—	—	—
Balance 9/30/09	29,826,529	0.69	—	—	20,511,632
10/09/09	88,000	0.50	5	10/29/14	44,000
11/09/09	18,000	0.50	5	11/09/14	9,000
12/04/09	130,000	0.60	2	12/04/11	78,000
12/15/09	(5,583,336)	0.18	—	—	(1,005,000)
01/15/10	5,583,336	0.55	5	01/15/15	3,070,835
01/15/10	(5,583,336)	0.18	—	—	(1,005,000)
04/09/10	10,000	0.55	5	4/9/2015	5,500
07/23/10	93,000	0.50	3	07/23/13	46,500
Expired	—	—	—	—	—
Balance 9/30/10	24,582,193	0.89	—	—	21,755,466
12/30/10	2,520,000	0.55	5	12/30/15	1,386,000
05/12/11	55,000	0.50	5	05/12/16	27,500
06/13/11	300,000	0.50	2	06/13/13	150,000
07/15/11	100,000	0.54	5	07/15/16	54,000
07/15/11	120,000	0.54	2	07/15/13	64,800
08/23/11	50,000	0.67	3	08/23/14	33,500
Expired	(1,090,568)	1.19	—	—	(1,297,776)
Balance 9/30/11	26,636,625	0.83	—	—	22,173,490
12/16/2011	916,678	0.65	5	12/16/16	595,841
Expired	(130,000)	0.60	—	—	(78,000)
Balance 12/31/11	27,423,303	0.83	—	—	22,691,331

NOTE 8 – COMMON STOCK OPTIONS

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

On April 12, 2010 the Company granted 1,000,000 options to employees as part of its 2009 stock option plan.  The Company calculated a fair value of $0.40 per option. Of the 1,000,000 options issued, 520,000 vested upon issuance and the remaining 480,000 vest over the five year life of the options.  As of December 31, 2011, 700,000 options have vested resulting in compensation expense of $279,416.  In each of the three month periods ended December 31, 2011 and 2010, 30,000 shares vested, resulting in compensation expense in each period of $11,975.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2011 (Unaudited)

NOTE 8 – COMMON STOCK OPTIONS (CONTINUED)

Below is a table summarizing the options issued and outstanding as of December 31, 2011.

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price	Life (Years)	Date	Exercised
Prior 10/1/2008	—	$—	—	—	$—
04/09/09	579,141	0.65	5	04/09/13	376,442
09/30/09	579,141	0.65	—	—	376,442
04/12/10	1,000,000	0.50	5	04/12/15	500,000
Expired	(32,176)	0.65	—	—	(20,914)
Balance 9/30/2010	1,546,965	$0.55	—	—	$855,528
Issued	—	—	—	—	—
Expired	—	—	—	—	—
Balance 9/30/2011	1,546,965	$0.55	—	—	$855,528
Issued	—	—	—	—	—
Expired	—	—	—	—	—
Balance 12/31/2011	1,546,965	$0.55	—	—	$855,528

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, management evaluated subsequent events through the date these financial statements were issued and the Company had no additional material subsequent events to report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” and words of similar import, constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company’s financial and business prospects. These forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of such Act and with the intention of obtaining the benefits of the “safe harbor” provisions of such Act. The Company cautions investors that any forward-looking statements it makes are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. Any investment in our common stock involves a high degree of risk.  For a general discussion of some of these risks in greater detail, see our “Risk Factors” in the Company’s Annual Report on Form 10-K (the “ Form 10-K ”) for the fiscal year ended September 30, 2010,  as filed with the Securities and Exchange Commission on January 13, 2012, as amended.

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

The Company acquired OHR/AVR118 and related assets in a secured party sale with $100,000 in cash and $500,000 principal amount of 11% convertible secured non-recourse debenture, due June 20, 2011,  convertible into common stock at $0.40 per share (the “Convertible Debenture”). The Convertible Debenture was repaid in full on December 29, 2010. The cash portion of the purchase price was financed by short-term loans from an affiliate of Orin Hirschman and another current shareholder, which were repaid on June 3, 2009.

On August 19, 2009, the Company completed the acquisition of Squalamine, Trodusquemine and related compounds from Genaera Liquidating Trust. The Company paid $200,000 in cash for the compounds.

On April 12, 2010, the Company hired Dr. Irach Taraporewala as the Company’s full-time CEO and Sam Backenroth as the Company’s Vice President of Business Development and Interim CFO. In connection with their employment, Mr. Limpert resigned as an officer and director of the Company.

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

•
Ocular tolerance and toxicity: In a dose escalation safety study involving daily eye drop treatment in Dutch belted rabbits over a 28 day period, the formulation proved safe, and exhibited no signs of ocular toxicity or changes in intraocular pressure. Importantly, no macroscopic or histopathological changes to the ocular tissues were noted.

•
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

Additional preclinical testing is being conducted on the Squalamine eye drop formulation to assess long term safety and ocular tissue biodistribution. The Company expects to have the results available during fiscal year 2012 and present results at scientific meetings and/or in peer reviewed publications.

Additionally, Squalamine has shown promise in the treatment of solid tumors such as ovarian cancer. In a Phase IIa study, patients with stage III and IV refractory and resistant ovarian cancer received Squalamine in conjunction with another chemotherapeutic agent, with approximately two thirds of the patients achieving a complete response, partial response or stable disease. In 2001, Squalamine was awarded Orphan Drug Status by the FDA for the treatment of late stage resistant or refractory ovarian cancer. Because of funding constraints, Ohr is seeking a development partner to further advance development of this indication.

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

As of December 31, 2011, the Company had cash of $1,262,211 and prepaid expenses of $78,903. Excluding the Company’s non-cash derivative liabilities, the Company had current liabilities of $317,317.  This translates to total working capital of $1,023,797, which means that our cash reserves are not adequate to fund operations after September 30, 2012.  We do not have any source of revenues as of December 31, 2011 and expect to rely on additional financing.  The Company plans to seek private capital through the sale of additional restricted stock or borrowing either from principal shareholders or private parties; however we currently do not have plans to enter into such a transaction and there is no assurance that the Company will complete such a transaction.

In view of the lack of financing plans, the Company may be obliged to discontinue operations, which will adversely affect the value of its common stock. See “Risk Factors” in the Form 10-K, as amended.

Significant Subsequent Events

None

Results of Operations

Three Months Ended December 31, 2011

Three months ended December 31, 2011 (“2011”) compared to the three months ended December 31, 2010 (“2010”).  Results of operations for the three months ended December 31, 2011 reflect the following changes from the prior period.

	2011	2010	Change
Revenue	$—	$—	$—
Cost of sales	—	—	—
Gross Profit	—	—	—

Operating Expenses
General and administrative	32,911	29,055	3,856
Professional fees	64,558	39,736	24,822
Research and development	336,155	218,485	117,670
Salaries and wages	63,559	63,054	505
Total Operating Expenses	497,183	350,330	146,853

Operating Income (Loss)	(497,183)	(350,330)	(146,853)

Gain (Loss) on derivative liability	826,902	(97,710)	924,612
Other income and expenses	21,018	(730)	21,748
Income (loss) from operations	350,737	(448,770)	799,507
Discontinued operations	—	—	—
Net Income (Loss)	$350,737	$(448,770)	$799,507

The Company had no net revenues from continuing operations in the three months ended December 31, 2011. The Company’s products are in the development stage.  Accordingly, the Company also had no cost of revenue from continuing operations in the three months ended December 31, 2011.

General and administrative expenses from continuing operations increased from $29,055 in 2010 to $32,911 in 2011.  Professional fees increased from $39,736 in 2010 to $64,558 in 2011.  The increase in professional fees and general and administrative expenses during 2011 is primarily due to increased activity relating to its recent clinical trials.  Salaries and wages increased only marginally from 2010 to 2011.  Of the $63,559 and $63,054 paid as salary and wages in 2011 and 2010, respectively, $11,975 was the fair value of options issued to officers, leaving $51,584 and $51,079 paid in cash and benefits.  The Company expects salaries and wages, professional fees, and general and administrative expenses to continue to increase in future periods as development of its products continues.

The Company incurred $336,155 in research and development expenses in 2011 compared to $218,485 in 2010.  The increase is a result of the commencement of animal studies and lab tests which began part way through 2010 as well as maintenance and development of the products that it acquired in 2009.  The Company expects research and development expenses to continue to rise as development of its products continue.

The Company issued certain securities to investors at various times that qualify for derivative accounting which requires that the value of these warrants be recorded as a liability instead of within permanent equity.  These derivatives are then marked to their fair value at the end of each reporting period with changes being recorded in earnings.  As the Company’s stock price has stabilized during 2011 and the remaining life of the warrants included within the derivative is passing, the value of these derivatives have decreased, resulting in a decrease in the liability and a non-cash gain on derivative liability of $826,902 for 2011 compared to a loss of $97,710 in 2010.

For the three months ended December 31, 2011, the Company recognized net income of $350,737, reflecting the non-cash gain on derivative liabilities of $529,902 in other income, compared to a loss of $448,770 for the same period in 2010. Excluding the non-cash gain or loss on derivative liability as well as the non-cash expense associated with the issuance of stock and warrants to employees and consultants, the Company’s net loss for 2011 would have been $405,618 and $329,085 for 2010. Until the Company is able to generate revenues, management expects to continue to incur such net losses.

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

Management’s Quarterly Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer , we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal controls over financial reporting were ineffective as of December 31, 2011 based on material weaknesses identified by management. The most significant material weakness that led management to this conclusion is the lack of internal controls present in the Company’s internal control processes. Management expects to begin to address this and other weaknesses as the Company’s capital position improves and as more employees are hired.

Due to the weakness of the Company’s internal controls, our management concluded that the Company’s disclosure controls and procedures (that is, the  controls and procedures enabling timely, accurate and complete public filing of information) were ineffective as of December 31, 2011. The Company’s management will use its best efforts, notwithstanding these weaknesses to file timely  required reports accurately and completely.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during our  fiscal quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 13, 2012

OHR PHARMACEUTICAL, INC. (Registrant)

By:	/s/ Irach Taraporewala
Irach Taraporewala
Chief Executive Officer

By:	/s/ Sam Backenroth
Sam Backenroth
Interim Chief Financial Officer