Form 10-Q/A
period 2011-12-31
Ohr Pharmaceutical Inc
filed 2012-02-14
CIK 1173281

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

EXPLANATORY NOTE

Ohr Pharmaceutical Inc., is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission (“SEC”) on February 13, 2012, for the sole purpose of furnishing the XBRL Interactive Data Files on Exhibit 101.

No other changes have been made to the information on Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the form 10-Q, and does not modify or update any related disclosures made in the form 10-Q.

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

Date: February 14, 2012

OHR PHARMACEUTICAL, INC. (Registrant)

By:	/s/ Irach Taraporewala
Irach Taraporewala
Chief Executive Officer

By:	/s/ Sam Backenroth
Sam Backenroth
Interim Chief Financial Officer