Form 10-Q
period 2012-03-31
Ohr Pharmaceutical Inc
filed 2012-05-11
CIK 1173281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Do not check if smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 41,715,251 shares of Common Stock outstanding as of May 11, 2012.

1

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

TABLE OF CONTENTS	PAGE

Balance Sheets as of March 31, 2012 (unaudited) and September 30, 2011	4
Statements of Operations for the three and six month periods ended March 31, 2012 and 2011 and the period from inception of the Development Stage on October 1, 2007 through March 31, 2012 (unaudited)	5
Statements of Cash Flows for the six month periods ended March 31, 2012 and 2011 and the period from inception of the Development Stage on October 1, 2007 through March 31, 2012 (unaudited)	7
Notes to Unaudited Financial Statements	8

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Balance Sheets

ASSETS

	March 31,	September 30,
	2012	2011
CURRENT ASSETS	(Unaudited)

Cash	$775,341	$469,786
Prepaid expenses	441,018	37,611
Grant receivable	—	179,358
Other current assets	—	5,000

Total Current Assets	1,216,359	691,755

EQUIPMENT, net	47,839	19,164

OTHER ASSETS

Patent costs, net	662,655	701,927

TOTAL ASSETS	$1,926,853	$1,412,846

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$313,634	$301,055
Notes payable	48,300	—
Derivative liabilities	2,258,888	5,893,544

Total Current Liabilities	2,620,822	6,194,599

TOTAL LIABILITIES	2,620,822	6,194,599

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, Series B; 6,000,000 shares authorized, at $0.0001 par value, 5,583,336 and 5,583,336 shares issued and outstanding, respectively	558	558
Common stock; 180,000,000 shares authorized, at $0.0001 par value, 41,702,589 and 39,702,580 shares issued and outstanding, respectively	4,170	3,970
Additional paid-in capital	27,438,395	22,289,231
Accumulated deficit	(21,628,748)	(21,628,748)
Deficit accumulated during the development stage	(6,508,344)	(5,446,764)

Total Stockholders’ Equity (Deficit)	(693,969)	(4,781,753)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,926,853	$1,412,846

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

					From Inception
					of the Development
					Stage on
					October 1,
					2007
	For the Three Months Ended		For the six Months Ended		Through
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2011
REVENUES	$—	$—	$—	$—	$—
COST OF SALES	—	—	—	—	—
GROSS PROFIT	—	—	—	—	—

OPERATING EXPENSES
General and administrative	35,414	23,242	68,325	52,297	1,066,141
Professional fees	160,939	63,752	225,497	103,488	1,691,046
Research and development	351,165	64,494	687,320	282,980	1,487,840
Salaries and wages	359,954	64,420	423,513	127,473	1,005,094
Total Operating Expenses	907,472	215,908	1,404,655	566,238	5,250,121

OPERATING LOSS	(907,472)	(215,908)	(1,404,655)	(566,238)	(5,250,121)

OTHER INCOME (EXPENSE)
Interest expense	—	(169)	—	(2,349)	(49,723)
Gain/(Loss) on derivative liability	(504,870)	(11,503)	322,032	(109,213)	(2,174,421)
Gain on sale of assets	—	70,500	—	70,500	70,500
Gain on settlement of debt	—	—	21,005	—	153,557
Other income and expense	25	162	38	1,612	63,451
Total Other Income (Expense)	(504,845)	58,990	343,075	(39,450)	(1,936,636)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(1,412,317)	(156,918)	(1,061,580)	(605,688)	(7,186,757)

PROVISION FOR INCOME TAXES	—	—	—	—	—

INCOME (LOSS) BEFORE	(1,412,317)	(156,918)	(1,061,580)	(605,688)	(7,186,757)
DISCONTINUED OPERATIONS
Income from discontinued operations
(including gain on disposal of $606,000)	—	—	—	—	678,413
Income tax benefit	—	—	—	—	—

GAIN ON DISCONTINUED OPERATIONS	—	—	—	—	678,413

NET INCOME (LOSS)	$(1,412,317)	$(156,918)	$(1,061,580)	$(605,688)	$(6,508,344)

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Continuing operations	$(0.03)	$(0.00)	$(0.03)	$(0.02)
Discontinued operations	0.00	0.00	0.00	0.00
	$(0.03)	$(0.00)	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
BASIC AND DILUTED	41,620,171	39,702,580	40,826,447	37,625,217

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended		From Inception of the Development Stage on October 1, 2007 Through
	March 31,		March 31,
	2012	2011	2012
OPERATING ACTIVITIES
Net income (loss)	$(1,061,580)	$(605,688)	$(6,508,344)
Adjustments to reconcile net loss to net cash used by operating activities:
Discontinued operations	—	—	(678,413)
Common stock issued for services	—	10,000	20,500
Fair value of warrants issued for services	111,370	—	662,794
Fair value of employee stock options	304,948	23,950	984,249
Amortization of common stock and warrants issued in advance of services	51,432	—	51,432
(Gain) loss on extinguishment of debt	(21,005)	—	(89,594)
Gain on sale of asset	—	(70,500)	(70,500)
(Gain) loss on derivative liability	(322,032)	109,213	2,174,423
Depreciation	4,728	2,502	10,582
Amortization of patent costs	39,272	39,166	137,345
Changes in operating assets and liabilities
Prepaid expenses and deposits	(134,417)	(16,213)	(171,608)
Other receivables and other current assets	184,358	150,146	85,025
Accounts payable and accrued expenses	33,584	(8,767)	121,796

Net Cash (Used in) Operating Activities	(809,342)	(366,191)	(3,270,313)

INVESTING ACTIVITIES
Proceeds from sale of asset	—	70,500	70,500
Purchase of equipment	(33,403)	—	(58,421)
Purchase of patents and other intellectual property	—	—	(300,000)
Discontinued operations	—	—	418,000

Net Cash Provided by (Used in) Investing Activities	(33,403)	70,500	130,079

FINANCING ACTIVITIES
Proceeds from the sale of preferred stock and warrants	—	—	1,005,000
Proceeds from the sale of common stock and warrants	1,100,000	1,050,000	2,150,000
Proceeds from warrants exercised for cash	—	—	1,005,000
Proceeds from related party payables	—	—	125,453
Repayments of related party payables	—	—	(125,453)
Proceeds from short-term notes payable	48,300	—	112,708
Repayments of short-term notes payable	—	(15,797)	(64,408)
Repayment of convertible debentures	—	(51,115)	(490,000)

Net Cash Provided by Financing Activities	1,148,300	983,088	3,718,300

NET CHANGE IN CASH	305,555	687,397	578,066
CASH AT BEGINNING OF PERIOD	469,786	422,414	197,275
CASH AT END OF PERIOD	$775,341	$1,109,811	$775,341

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			From Inception
			of the
			Development
			Stage on
			October 1,
	For the Six Months Ended		2007 Through
	March 31,		March 31,
	2012	2011	2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$2,349	$69,923
Income Taxes	—	—	—

NON CASH FINANCING ACTIVITIES:
Common stock and warrants issued in advance of services	$320,422	$—	$320,422
Transfer of investment for dividends payable	—	—	186,000
Purchase of patents for debenture	—	—	500,000
Conversion of debenture	—	—	10,000
Options issued to settle accounts payable	—	—	3,991

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2012 (Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2011 audited financial statements.  The results of operations for the periods ended March 31, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The Company has had no revenues and has generated an accumulated deficit of approximately $28,137,092 ($6,508,344 accumulated during the development stage) as of March 31, 2012.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates subject to change in the near term include impairment (if any) of long-lived assets and fair value of derivative liabilities.

Reclassification of Financial Statement Accounts

Certain amounts in the March 31, 2011 financial statements have been reclassified to conform to the presentation in the March 31, 2012 financial statements.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

 NOTE 4 – PATENT COSTS

Patent costs represent the capitalized purchase price of assets acquired in the secured party sale as part of the Company’s previously announced strategy to create a rollup of undervalued biotechnology companies and assets. As of March 31, 2012, the Company had purchased $800,000 worth of biotechnology patents and other intellectual property. In these acquisitions, the Company used approximately $300,000 in cash and issued a $500,000 convertible debenture for the remainder of the cost, which has been paid in full.

The Company amortizes its patents over the life of each patent. During the six months ended March 31, 2012 and 2011, the Company recognized $39,272 and $39,166 in amortization expense on the patents, respectively. The amortization expense has been included in research and development expense.

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2012 (Unaudited)

NOTE 5 – NOTES PAYABLE

On March 24, 2012, the Company entered into a premium financing arrangement for its directors and officers insurance in the amount of $48,300. The financing arrangement bears interest at 11.5% and will be fully paid in 12 months from the date of issuance. As of March 31, 2012, the Company had not made any payments and had accrued interest of $487.

NOTE 6 – DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS

Effective July 31, 2009, the Company adopted ASC Topic No. 815-40 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock.  As of March 31, 2012, the Company has two different groups of securities which contain certain provisions which result in these securities not being solely indexed to the Company’s own stock and are not afforded equity treatment.

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

On January 15, 2012, the reset provisions included in the Class H warrants expired. As a result, the warrants are deemed to be indexed solely to the Company’s own stock and therefore are eligible to be included within permanent equity. On January 15, 2012, the Company assessed the fair market value of the derivative prior to expiration and recorded a corresponding gain of $51,769 based on the decrease in fair market value since December 31, 2011. The Company then reclassified the $3,454,094 fair market value of the derivative liability for the reset provision on the date of expiration to shareholders’ equity in accordance with ASC 815-15-35.

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

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2012 (Unaudited)

NOTE 6 – DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS (continued)

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

Out of the total $1,100,000 raised in the offering, the Company has allocated $141,470 of the proceeds to the Ratchet Provision derivative liability based on the total fair value on the date of issuance.  The $141,470 has been recognized as a derivative liability on the date of issuance with all future changes in the fair value of this derivative being recognized in earnings in the Company’s Statement of Operations under the caption “Other income (expense) – Gain (loss) on derivative liability” until such time as the Ratchet Provision expires.  The remaining proceeds of $958,530 have been allocated to the common stock and warrants based on their relative fair market values (see Note 6).

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as an other income or expense item.  The Company’s only assets or liabilities measured at fair value on a recurring basis are its derivative liabilities associated with the Ratchet Provision, and Class I warrants.  At March 31, 2012, the Company revalued the derivatives and determined that, during the six months ended March 31, 2012, the Company’s derivative liability decreased by $322,032 to $2,258,888 (excluding the decrease in liability related to the reclassification of the fair market value of the Class H warrants as described above but including the $51,769 gain associated with their revaluation prior to reclassification).  The Company recognized a corresponding gain on derivative liability in conjunction with this revaluation.

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

As part of the sale, a price protection Ratchet Provision related to the shares was included in the contract that has been recorded as a derivative liability (see Note 5).  In addition, the investors received 916,678 five year Class J Warrants to purchase shares of the Company’s common stock at an exercise price of $0.65 per share which have been recorded within permanent equity.   The Company allocated the $1,100,000 in proceeds first to the derivative liability based on its fair value at issuance of $141,470.  The remaining $958,530 was allocated between the shares of common stock and warrants based on their relative fair values on the date of issuance.   The fair value of the warrants was $314,453 leaving a net of $644,077 for the value of the shares issued.

On February 15, 2012, the Company issued 166,667 shares of common stock as a deposit on a service contract. The shares were valued at $0.60 per share based on the fair market value of the services to be provided.  The Company recorded the corresponding $100,000 fair market value as a prepaid expense in accordance with ASC 505-50-25. The fair market value of the shares will be amortized to research and development expense as the services are provided as stipulated in the contract.

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2012 (Unaudited)

NOTE 8 – COMMON STOCK WARRANTS

For all warrants included within permanent equity, the Company has determined the estimated value of the warrants granted to non-employees in exchange for services and financing expenses using the Black-Scholes pricing model and the following assumptions: stock price at valuation, $0.21-$0.84; expected term of 3-5 years, exercise price of $0.50-$0.67, a risk free interest rate of 0.21-2.90 percent, a dividend yield of 0 percent and volatility of 114-276 percent. All warrants accounted for as a derivative liability have been valued using a Lattice Model as described in Note 5.

In connection with the January 15, 2010 financing, the Company issued 5,583,336 Class H warrants to the Series F warrant holders who exercised their Series F warrants. The Class H Warrants have a 5 year term with a strike price of $0.55. These warrants were originally determined to be a derivative liability but as of January 15, 2012, have been reclassified to permanent equity (see Note 5).

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

Between May 12 and August 23, 2011, the Company issued a total of 625,000 warrants for services rendered to the Company.  As of March 31, 2012, 430,000 warrants with a fair value of $234,411 had vested. During the six months ended March 31, 2012, the Company recorded an expense of $77,209 to professional fees and $34,161 to research and development expense related to warrants vested during the period.

In connection with the December 16, 2011 financing, the investors received 916,678 Class J five year warrants to purchase common stock at an exercise price of $0.65 per share.  On the date of issuance, the Company calculated the relative fair value of these warrants to be $314,453.

On March 3, 2012, the Company issued a total of 350,000 fully-vested warrants with a fair market value of $220,422 as a retainer for services to be rendered to the Company.  In accordance with ASC 505-50-25, the Company recorded the fair market value of the warrants as a prepaid expense to be amortized over the 120 day requisite service period. As of March 31, 2012, the Company has amortized $51,432 to consulting expense.

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2012 (Unaudited)

NOTE 8 – COMMON STOCK WARRANTS (continued)

Below is a table summarizing the warrants issued and outstanding as of March 31, 2012.

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price	Life (Years)	Date	Exercised
Balance 10/1/08	13,509,857	1.18	5	Various	15,941,631
03/20/09	5,000,000	0.50	5	03/31/14	2,500,000
06/03/09	11,166,672	0.18	5	06/03/14	2,010,001
09/30/09	150,000	0.40	5	06/30/14	60,000
Expired	—	—	—	—	—
Balance 9/30/09	29,826,529	0.69	—	—	20,511,632
10/09/09	88,000	0.50	5	10/29/14	44,000
11/09/09	18,000	0.50	5	11/09/14	9,000
12/04/09	130,000	0.60	2	12/04/11	78,000
12/15/09	(5,583,336)	0.18	—	—	(1,005,000)
01/15/10	5,583,336	0.55	5	01/15/15	3,070,835
01/15/10	(5,583,336)	0.18	—	—	(1,005,000)
04/09/10	10,000	0.55	5	04/09/15	5,500
07/23/10	93,000	0.50	3	07/23/13	46,500
Expired	—	—	—	—	—
Balance 9/30/10	24,582,193	0.89	—	—	21,755,467
12/30/10	2,520,000	0.55	5	12/30/15	1,386,000
05/12/11	55,000	0.50	5	05/12/16	27,500
06/13/11	300,000	0.50	2	06/13/13	150,000
07/15/11	100,000	0.54	5	07/15/16	54,000
07/15/11	120,000	0.54	2	07/15/13	64,800
08/23/11	50,000	0.67	3	08/23/14	33,500
Expired	(1,090,568)	1.19	—	—	(1,297,776)
Balance 9/30/11	26,636,625	0.83	—	—	22,173,491
12/16/11	916,678	0.65	5	12/16/16	595,841
03/03/12	350,000	0.65	5	03/03/17	227,500
Expired	(230,000)	0.60	—	—	(138,000)
Balance 3/31/12	27,673,303	0.83	—	—	22,858,832

NOTE 9 – COMMON STOCK OPTIONS

The Company has determined the estimated value of the options granted to employees and non-employees in exchange for services and financing expenses using the Black-Scholes pricing model and the following assumptions: stock price at valuation, $0.40-0.65; expected term of five years, exercise price of $0.50-0.57, a risk free interest rate of 0.83-2.60 percent, a dividend yield of 0 percent and volatility of 192-277 percent.

On April 12, 2010 the Company granted 1,000,000 options to employees as part of its 2009 stock option plan.  The Company calculated a fair value of $0.40 per option. Of the 1,000,000 options issued, 520,000 vested upon issuance and the remaining 480,000 vest over the five year life of the options.  As of March 31, 2012, 730,000 options have vested resulting in compensation expense of $291,391.  In the six month periods ended March 31, 2012 and 2011, 60,000 shares vested, resulting in compensation expense in each period of $23,950.

On March 9, 2012, the Company agreed to grant 1,700,000 options to board members and executives. The Company calculated a fair value of $0.63 per option. Of the 1,700,000 options issued, 425,000 vested upon issuance and the remaining 1,275,000 vest in 25 percent tranches on each anniversary.  As of March 31, 2012, 425,000 options have vested resulting in compensation expense of $280,998.

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2012 (Unaudited)

NOTE 9 – COMMON STOCK OPTIONS (continued)

Below is a table summarizing the options issued and outstanding as of March 31, 2012.

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price	Life (Years)	Date	Exercised
Prior 10/1/2008	—	$—	—	—	$—
04/09/09	579,141	0.65	5	04/09/13	376,442
Balance 09/30/09	579,141	0.65	—	—	376,442
04/12/10	1,000,000	0.50	5	04/12/15	500,000
Expired	(32,176)	0.65	—	—	(20,914)
Balance 9/30/2010	1,546,965	$0.55	—	—	$855,528
Issued	—	—	—	—	—
Expired	—	—	—	—	—
Balance 9/30/2011	1,546,965	$0.55	—	—	$855,528
03/09/12	1,700,000	0.57	—	—	969,000
Expired	—	—	—	—	—
03/31/12	3,246,965	$0.56	—	—	$1,824,528

NOTE 10 – SUBSEQUENT EVENTS

On April 11, 2012, the Company received notice from an investor to exercise 43,392 warrants via a cashless exercise. According to the formula outlined in the warrant, the number of common shares to be issued under the cashless exercise was 12,662 and the shares were issued on April 16, 2012.

On April 16, 2012, the Company issued 15,000 common stock purchase warrants for services provided to the Company. Such warrants are exercisable for a three year period at $0.90.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” and words of similar import, constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company’s financial and business prospects. These forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of such Act and with the intention of obtaining the benefits of the “safe harbor” provisions of such Act. The Company cautions investors that any forward-looking statements it makes are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. Any investment in our common stock involves a high degree of risk.  For a general discussion of some of these risks in greater detail, see our “Risk Factors” in the Company’s Annual Report on Form 10-K (the “Form 10-K “) for the fiscal year ended September 30, 2011,  as filed with the Securities and Exchange Commission on January 13, 2012, as amended.

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

Product Pipeline

Squalamine

Squalamine is a small molecule anti-angiogenic drug with a novel intracellular mechanism of action. The drug acts against the development of aberrant neovascularization by inhibiting multiple protein growth factors of angiogenesis, including vascular endothelial growth factor (VEGF), platelet-derived growth factor (PDGF) and basic fibroblast growth factor growth factor (bFGF), with high potency at nanomolar concentrations. Recent clinical evidence has shown PDGF to be an additional target for the treatment of Wet Age-related Macular Degeneration (“Wet-AMD”). Using an intravenous formulation in over 250 patients in Phase I and Phase II trials for the treatment of Wet-AMD, the trials demonstrated that the molecule had biologic effect and maintained and improved visual acuity outcomes, with both early and advanced lesions responding.

Ohr reformulated Squalamine for ophthalmic indications from an intravenous infusion (“IV”) to a topical eye drop. Preclinical testing has demonstrated that the eye drop formulation is both safe to optical tissues and achieves in excess of target anti-angiogenic concentrations in the tissues of the back of the eye. The Company plans on advancing its clinical Wet-AMD program with the novel topical formulation. The topical formulation is designed for enhanced uptake to the back of the eye and decreased potential for side effects. The previous IV formulation had been awarded fast track status and a Special Protocol Assessment for a Phase III registration study from the U.S. Food and Drug Administration (“FDA”).

Squalamine eye drops are designed for self-administration which may provide several potential advantages over the FDA approved current standards of care (Roche/Genetech’s Lucentis® and Regeneron’s Eylea® Intravitreal Injections).

—	Eye drops versus standard of care which is an intravitreal injection directly into the eye every 4-8 weeks on a chronic basis
—	Reduction or elimination of intravitreal injections has the potential to provide the patient with improved safety by reducing or eliminating side effects associated with the intravitreal injection procedure
—	Inhibition of multiple growth factors (VEGF, PDGF, bFGF) may achieve superior visual acuity outcomes. Clinical evidence has shown that inhibiting VEGF and PDGF together may provide patients with better visual acuity outcomes than anti-VEGF therapy alone
—	Cost advantage of a small molecule when compared to the current standards of care which are large molecules

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

The Company has conducted preclinical testing on the novel topical formulation with the following results:

—	Ocular tolerance and toxicity: In a dose escalation safety study involving daily eye drop treatment in Dutch belted rabbits over a 28 day period, the formulation proved safe, and exhibited no signs of ocular toxicity or changes in intraocular pressure. Importantly, no macroscopic or histopathological changes to the ocular tissues were noted.

—	Single Dose Biodistribution study: A single eye drop was administered to the front of the eye in Dutch belted rabbits. At all evaluated timepoints, drug concentrations in the posterior sclera-choroid region behind the retina at the back of the eye exceeded the tissue concentrations of Squalamine that are known to block the choroidal neovascularization process in Wet-AMD. The study results also demonstrated that the drug was undetectable in the anterior chamber of the eye (aqueous humor), confirming that it does not penetrate through all the layers of the cornea or contact the lens.

—	Multi Dose Biodistribution Study: Squalamine eye drops were administered once or twice daily in both eyes for up to 14 days in Dutch belted rabbits. The eyes were excised one full dosing interval (12 hours when given twice daily, 24 hours when given once daily) after the last administration of Squalamine eye drops to determine concentrations of Squalamine in the posterior ocular tissues (“Trough” level). At all time point and dosing regimens, Trough Squalamine concentrations exceeded tissue concentrations of Squalamine that are known to block the choroidal neovascularization process in Wet-AMD. The study also confirmed that the drug was undetectable in the anterior chamber of the eye and does not contact the lens.

Additional preclinical testing has been conducted on the Squalamine eye drop formulation to assess long term safety. The Company expects to have the results available during fiscal year 2012 and present results at scientific meetings and/or in peer reviewed publications. We have met with the U.S. Food and Drug Administration regarding future clinical development and expect to commence a Phase II clinical trial in the third calendar quarter of 2012.

Additionally, Squalamine has shown promise in the treatment of solid tumors such as ovarian cancer using the intravenous formulation in significantly higher doses than the eye drop formulation. In a Phase IIa study, patients with stage III and IV refractory and resistant ovarian cancer received Squalamine in conjunction with another chemotherapeutic agent, with approximately two thirds of the patients achieving a complete response, partial response or stable disease. In 2001, Squalamine was awarded Orphan Drug Status by the FDA for the treatment of late stage resistant or refractory ovarian cancer. Because of funding constraints, Ohr is seeking a development partner to further advance development of this indication.

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

As of March 31, 2012, the Company had cash of $775,341 and prepaid expenses of $441,018. Excluding the Company’s non-cash derivative liabilities, the Company had current liabilities of $361,934.  This translates to total working capital of $854,425, which means that our cash reserves are not adequate to fund operations after October 31, 2012.  We do not have any source of revenues as of March 31, 2012 and expect to rely on additional financing.  The Company plans to seek private capital through the sale of additional restricted stock or borrowing either from principal shareholders or private parties; however we currently do not have plans to enter into such a transaction and there is no assurance that the Company will complete such a transaction.

In view of the lack of financing plans, the Company may be obliged to discontinue operations, which will adversely affect the value of its common stock. See “Risk Factors” in the Form 10-K, as amended.

Significant Subsequent Events

On April 11, 2012, the Company received notice from an investor to exercise 43,392 warrants via a cashless exercise. According to the formula outlined in the warrant, the number of common shares to be issued under the cashless exercise was 12,662 and the shares were issued on April 16, 2012.

On April 16, 2012, the Company issued 15,000 common stock purchase warrants for services provided to the Company. Such warrants are exercisable for a three year period at $0.90.

Results of Operations

Three Months Ended March 31, 2012

Three months ended March 31, 2012 (“2012”) compared to the three months ended March 31, 2011 (“2011”).  Results of operations for the three months ended March 31, 2012 reflect the following changes from the prior period.

	2012	2011	Change
Revenue	$—	$—	$—
Cost of sales	—	—	—
Gross Profit	—	—	—

Operating Expenses
General and administrative	35,414	23,242	12,172
Professional fees	160,939	63,752	97,187
Research and development	351,165	64,494	286,671
Salaries and wages	359,954	64,420	295,534
Total Operating Expenses	907,472	215,908	691,564

Operating Income (Loss)	(907,472)	(215,908)	(691,564)

Interest expense	—	(169)	169
Gain/(Loss) on derivative liability	(504,870)	(11,503)	(493,367)
Gain on sale of assets	—	70,500	(70,500)
Other income and expense	25	162	(137)
Income (loss) from operations	(1,412,317)	(156,918)	(1,255.399)
Discontinued operations	—	—	—
Net Income (Loss)	$(1,412,317)	$(156,918)	$(1,255,399)

The Company had no net revenues from continuing operations in the three months ended March 31, 2012. The Company’s products are in the development stage.  Accordingly, the Company also had no cost of revenue from continuing operations in the three months ended March 31, 2012.

General and administrative expenses from continuing operations increased from $23,242 in 2011 to $35,414 in 2012.  Professional fees increased from $63,752 in 2011 to $160,939 in 2012.  The increase in professional fees and general and administrative expenses during 2012 is primarily due to increased activity relating to its recent clinical trials and increased warrants issued to consultants for services.  Salaries and wages increased from $64,420 in 2011 to $359,954 in 2012.  This increase is primarily due to stock options issued to employees valued at $292,973 in 2012 as compared to $11,975 in 2011.  Of the $359,954 and $64,420 paid as salary and wages in 2012 and 2011, respectively, $292,973 and $11,975 were, respectively, the fair value of options issued to officers, leaving $66,981 and $52,445 of salaries and wages paid in cash and benefits.  The Company expects salaries and wages, professional fees, and general and administrative expenses to continue to increase in future periods as development of its products continues.

The Company incurred $351,165 in research and development expenses in 2012 compared to $64,494 in 2011.  The increase is a result of the commencement of animal studies and lab tests which began part way through 2010 as well as maintenance and development of the products that it acquired in 2009.  The Company expects research and development expenses to continue to rise as development of its products continues.

The Company issued certain securities to investors at various times that qualify for derivative accounting which requires that the value of these warrants be recorded as a liability instead of within permanent equity.  These derivatives are then marked to their fair value at the end of each reporting period with changes being recorded in earnings.  During 2012, derivatives totaling $3,454,094 were reclassified to permanent equity as a portion of these securities no longer met the requirements of derivative liabilities. The remaining derivatives increased in value by $504, 870 as compared to $11,503 in 2011. The difference is attributable to increases in our stock price during 2012.

For the three months ended March 31, 2012, the Company recognized a net loss of $1,412,317 compared to $156,918 for the same period in 2011. Excluding the non-cash gain or loss on derivative liability as well as the non-cash expense associated with the issuance of stock and warrants to employees and consultants, the Company’s net loss for 2012 would have been $510,244 and $13,755 for 2011. Until the Company is able to generate revenues, management expects to continue to incur such net losses.

Six Months Ended March 31, 2012

Six months ended March 31, 2012 (“2012”) compared to the six months ended March 31, 2011 (“2011”).  Results of operations for the six months ended March 31, 2012 reflect the following changes from the prior period.

	2012	2011	Change
Revenue	$—	$—	$—
Cost of sales	—	—	—
Gross Profit	—	—	—

Operating Expenses
General and administrative	68,325	52,297	16,028
Professional fees	225,497	103,488	122,009
Research and development	687,320	282,980	404,340
Salaries and wages	423,513	127,473	296,040
Total Operating Expenses	1,404,655	566,238	838,417

Operating Income (Loss)	(1,404,655)	(566,238)	(838,417)

Interest expense	—	(2,349)	2,349
Gain/(Loss) on derivative liability	322,032	(109,213)	431,245
Gain on sale of assets	—	70,500	(70,500)
Gain on settlement of debt	21,005	—	21,005
Other income and expense	38	1,612	(1,574)
Income (loss) from operations	(1,061,580)	(605,688)	(455,892)
Discontinued operations	—	—	—
Net Income (Loss)	$(1,061,580)	$(605,688)	$(455,892)

The Company had no net revenues from continuing operations in the six months ended March 31, 2012. The Company’s products are in the development stage.  Accordingly, the Company also had no cost of revenue from continuing operations in the six months ended March 31, 2012.

General and administrative expenses from continuing operations increased from $52,297 in 2011 to $68,325 in 2012.  Professional fees increased from $103,488 in 2011 to $225,497 in 2012.  The increase in professional fees and general and administrative expenses during 2012 is primarily due to increased activity relating to its recent clinical trials and increased warrants issued to consultants for services.  Salaries and wages increased from $127,473 in 2011 to $423,513 in 2012.  This increase is primarily due to stock options issued to employees valued at $304,948 in 2012 as compared to $23,950 in 2011.  Of the $423,513 and $127,473 paid as salary and wages in 2012 and 2011, respectively, $304,948 and $23,950 were the fair values of options issued to officers, leaving $118,565 and $103,523 of salaries and wages paid in cash and benefits.  The Company expects salaries and wages, professional fees, and general and administrative expenses to continue to increase in future periods as development of its products continues.

The Company incurred $687,320 in research and development expenses in 2012 compared to $282,980 in 2011.  The increase is a result of the commencement of animal studies and lab tests which began part way through 2010 as well as maintenance and development of the products that it acquired in 2009.  The Company expects research and development expenses to continue to rise as development of its products continues.

The Company issued certain securities to investors at various times that qualify for derivative accounting which requires that the value of these warrants be recorded as a liability instead of within permanent equity.  These derivatives are then marked to their fair value at the end of each reporting period with changes being recorded in earnings.  As the Company’s stock price has stabilized during 2011 and early 2012 and the remaining life of the warrants included within the derivative is passing, the value of these derivatives have decreased, resulting in a decrease in the liability and a non-cash gain on derivative liability of $322,032 for 2012 compared to a loss of $109,213 in 2011.

For the six months ended March 31, 2012, the Company recognized a net loss of $1,061,580 compared to $605,688 for the same period in 2011. Excluding the non-cash gain or loss on derivative liability as well as the non-cash expense associated with the issuance of stock and warrants to employees and consultants, the Company’s net loss for 2012 would have been $915,862 and $462,525 for 2011. Until the Company is able to generate revenues, management expects to continue to incur such net losses.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal controls over financial reporting were ineffective as of March 31, 2012 based on material weaknesses identified by management. The most significant material weakness that led management to this conclusion is the lack of internal controls present in the Company’s internal control processes. Management expects to begin to address this and other weaknesses as the Company’s capital position improves and as more employees are hired.

Due to the weakness of the Company’s internal controls, our management concluded that the Company’s disclosure controls and procedures (that is, the controls and procedures enabling timely, accurate and complete public filing of information) were ineffective as of March 31, 2012. The Company’s management will use its best efforts, notwithstanding these weaknesses to file timely required reports accurately and completely.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during our  fiscal quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 15, 2012, the Company issued 166,667 shares of common stock as a deposit on a service contract.

On April 11, 2012, the Company received notice from an investor to exercise 43,392 warrants via a cashless exercise. According to the formula outlined in the warrant, the number of common shares to be issued under the cashless exercise were 12,662 and those shares were issued on April 16, 2012.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Number
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2012

OHR PHARMACEUTICAL, INC. (Registrant)

By:	/s/ Irach Taraporewala
Irach Taraporewala
Chief Executive Officer

By:	/s/ Sam Backenroth
Sam Backenroth
Interim Chief Financial Officer

