Form 10-Q
period 2012-06-30
Ohr Pharmaceutical Inc
filed 2012-08-07
CIK 1173281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes  ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 47,144,253 shares of Common Stock outstanding as of August 7, 2012.

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

TABLE OF CONTENTS	PAGE

Balance Sheets as of June 30, 2012 (unaudited) and September 30, 2011	4
Statements of Operations for the three and nine month periods ended June 30, 2012 and 2011 and the period from inception of the Development Stage on October 1, 2007 through June 30, 2012 (unaudited)	5
Statements of Cash Flows for the nine month periods ended June 30, 2012 and 2011 and the period from inception of the Development Stage on October 1, 2007 through June 30, 2012 (unaudited)	6
Notes to Unaudited Financial Statements	7

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	September 30,
	2012	2011
CURRENT ASSETS	(Unaudited)

Cash	$1,445,276	$469,786
Prepaid expenses	463,433	37,611
Grant receivable	-	179,358
Other current assets	-	5,000

Total Current Assets	1,908,709	691,755

EQUIPMENT, net	45,475	19,164

OTHER ASSETS

Patent costs, net	643,261	701,927

TOTAL ASSETS	$2,597,445	$1,412,846

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$292,040	$301,055
Notes payable	44,355	-
Derivative liabilities	2,084,021	5,893,544

Total Current Liabilities	2,420,416	6,194,599

TOTAL LIABILITIES	2,420,416	6,194,599

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, Series B; 6,000,000 shares authorized,
at $0.0001 par value, 5,583,336 and 5,583,336 shares
issued and outstanding, respectively	558	558
Common stock; 180,000,000 shares authorized,
at $0.0001 par value, 47,144,253 and 39,702,580
shares issued and outstanding, respectively	4,714	3,970
Additional paid-in capital	30,585,444	22,289,231
Stock subscription receivable	(1,815,842)	-
Accumulated deficit	(21,628,748)	(21,628,748)
Deficit accumulated during the development stage	(6,969,097)	(5,446,764)

Total Stockholders' Equity (Deficit)	177,029	(4,781,753)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$2,597,445	$1,412,846

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception of
					the Development
					Stage on October 1,
	For the Three Months Ended		For the Nine Months Ended		2007 Through
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012
REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
General and administrative	30,644	18,027	98,969	70,323	1,096,785
Professional fees	133,160	75,107	358,657	144,458	1,824,206
Research and development	353,032	120,952	1,040,352	438,070	1,840,872
Salaries and wages	117,889	87,445	541,402	214,918	1,122,983
Total Operating Expenses	634,725	301,531	2,039,380	867,769	5,884,846
OPERATING LOSS	(634,725)	(301,531)	(2,039,380)	(867,769)	(5,884,846)

OTHER INCOME (EXPENSE)
Interest expense	(906)	(84)	(906)	(2,433)	(50,629)
Gain/(Loss) on derivative liability	174,867	(2,835,983)	496,899	(2,945,196)	(1,999,554)
Gain on sale of assets	-	-	-	70,500	70,500
Gain on settlement of debt	-	-	21,005	-	153,557
Other income and expense	11	50	49	1,662	63,462
Total Other Income (Expense)	173,972	(2,836,017)	517,047	(2,875,467)	(1,762,664)

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(460,753)	(3,137,548)	(1,522,333)	(3,743,236)	(7,647,510)
PROVISION FOR INCOME TAXES	-	-	-	-	-

LOSS BEFORE DISCONTINUED OPERATIONS	(460,753)	(3,137,548)	(1,522,333)	(3,743,236)	(7,647,510)
Income from discontinued operations
(including gain on disposal of $606,000)	-	-	-	-	678,413
Income tax benefit	-	-	-	-	-
GAIN ON DISCONTINUED OPERATIONS	-	-	-	-	678,413

NET LOSS	$(460,753)	$(3,137,548)	$(1,522,333)	$(3,743,236)	$(6,969,097)

BASIC AND DILUTED LOSS PER SHARE
Continuing operations	$(0.01)	$(0.08)	$(0.04)	$(0.10)
Discontinued operations	0.00	0.00	0.00	0.00
	$(0.01)	$(0.08)	$(0.04)	$(0.10)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
BASIC AND DILUTED	42,035,691	39,702,580	41,234,700	38,317,672

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			of the
			Development
			Stage on
			October 1,
	For the Nine Months Ended		2007 Through
	June 30,		June 30,
	2012	2011	2012
OPERATING ACTIVITIES
Net loss	$(1,522,333)	$(3,743,236)	$(6,969,097)
Adjustments to reconcile net loss to net cash
used by operating activities:
Discontinued operations	-	-	(678,413)
Common stock issued for services	-	10,000	20,500
Fair value of warrants issued for services	173,712	24,350	725,136
Fair value of employee stock options	353,772	35,925	1,033,073
Amortization of common stock and warrants
issued in advance of services	177,718	-	177,718
(Gain) loss on extinguishment of debt	(21,005)	-	(89,594)
Gain on sale of asset	-	(70,500)	(70,500)
(Gain) loss on derivative liability	(496,899)	2,945,196	1,999,556
Depreciation	7,092	3,752	12,946
Amortization of patent costs	58,666	58,726	156,739
Changes in operating assets and liabilities
Prepaid expenses and deposits	(161,143)	3,035	(198,334)
Other receivables and other current assets	184,358	150,147	85,025
Accounts payable and accrued expenses	11,990	(13,170)	100,202
Net Cash Used in Operating Activities	(1,234,072)	(595,775)	(3,695,043)

INVESTING ACTIVITIES
Proceeds from sale of asset	-	70,500	70,500
Purchase of equipment	(33,403)	-	(58,421)
Purchase of patents and other intellectual property	-	-	(300,000)
Discontinued operations	-	-	418,000
Net Cash Provided by (Used in) Investing Activities	(33,403)	70,500	130,079

FINANCING ACTIVITIES
Proceeds from the sale of preferred stock and warrants	-	-	1,005,000
Proceeds from the sale of common stock and warrants	1,100,000	1,050,000	2,150,000
Proceeds from warrants exercised for cash	1,098,610	-	2,103,610
Proceeds from related party payables	-	-	125,453
Repayments of related party payables	-	-	(125,453)
Proceeds from short-term notes payable	74,738	-	139,146
Repayments of short-term notes payable	(30,383)	(17,486)	(94,791)
Repayment of convertible debentures	-	(51,115)	(490,000)
Net Cash Provided by Financing Activities	2,242,965	981,399	4,812,965

NET CHANGE IN CASH	975,490	456,124	1,248,001
CASH AT BEGINNING OF PERIOD	469,786	422,414	197,275

CASH AT END OF PERIOD	$1,445,276	$878,538	$1,445,276

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$906	$2,374	$70,829
Income Taxes	-	-	-

NON CASH FINANCING ACTIVITIES:
Common stock and warrants issued in advance of services	$442,397	$-	$442,397
Reclassification of derivative liability to permanent equity	3,454,094	-	3,454,094
Stock subscription receivable	1,815,842	-	1,815,842
Transfer of investment for dividends payable	-	-	186,000
Purchase of patents for debenture	-	-	500,000
Conversion of debenture	-	-	10,000
Options issued to settle accounts payable	-	-	3,991

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2012 (Unaudited)
NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2011 audited financial statements.  The results of operations for the periods ended June 30, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The Company has had no revenues and has generated an accumulated deficit of $28,597,845 ($6,969,097 accumulated during the development stage) as of June 30, 2012.

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

Reclassification of Financial Statement Accounts
Certain amounts in the June 30, 2011 financial statements have been reclassified to conform to the presentation in the June 30, 2012 financial statements.

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – PATENT COSTS

Patent costs represent the capitalized purchase price of assets acquired in the secured party sale as part of the Company’s previously announced strategy to create a rollup of undervalued biotechnology companies and assets. As of June 30, 2012, the Company had purchased $800,000 worth of biotechnology patents and other intellectual property. In these acquisitions, the Company used approximately $300,000 in cash and issued a $500,000 convertible debenture for the remainder of the cost, which has been paid in full.

The Company amortizes its patents over the life of each patent. During the nine months ended June 30, 2012 and 2011, the Company recognized $58,666 and $58,726 in amortization expense on the patents, respectively. The amortization expense has been included in research and development expense.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2012 (Unaudited)

NOTE 5 – NOTES PAYABLE

On March 24, 2012, the Company entered into a financing arrangement for its directors and officers insurance in the amount of $48,300. The financing arrangement bears interest at 11.5% and will be fully paid in 12 months from the date of issuance. As of June 30, 2012, the Company had repaid $30,383 of principal and had paid interest of $1,667 in cash.

On June 30, 2012, the Company entered into a financing arrangement for its clinical trial insurance in the amount of $24,438. The financing arrangement bears interest at 12.95% and will be fully paid in 12 months from the date of issuance. As of June 30, 2012, the Company had made no payments and accrued no interest on this note.

NOTE 6 – DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS

Effective July 31, 2009, the Company adopted ASC Topic No. 815-40 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock.  As of June 30, 2012, the Company has two different groups of securities outstanding which contain certain provisions which result in these securities not being solely indexed to the Company’s own stock and are not afforded equity treatment.

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

On January 15, 2012, the reset provisions included in the Class H warrants expired. As a result, the warrants are deemed to be indexed solely to the Company’s own stock as of that date and therefore are eligible to be included within permanent equity. On January 15, 2012, the Company assessed the fair market value of the derivative prior to expiration and recorded a corresponding gain of $51,769 based on the decrease in fair market value since December 31, 2011. The Company then reclassified the $3,454,094 fair market value of the derivative liability for the reset provision on the date of expiration to shareholders’ equity in accordance with ASC 815-15-35.

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

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2012 (Unaudited)

NOTE 6 – DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS (continued)

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

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as an other income or expense item.  The Company’s only assets or liabilities measured at fair value on a recurring basis are its derivative liabilities associated with the Ratchet Provision, and Class I warrants.  At June 30, 2012, the Company revalued the derivatives and determined that, during the nine months ended June 30, 2012, the Company’s derivative liability decreased by $496,899 to $2,084,021 (excluding the decrease in liability related to the reclassification of the fair market value of the Class H warrants as described above but including the $51,769 gain associated with their revaluation prior to reclassification).  The Company recognized a corresponding gain on derivative liability in conjunction with this revaluation.

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

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2012 (Unaudited)
NOTE 7 – CAPITAL STOCK (continued)

On December 16, 2011 the Company sold 1,833,342 shares of common stock to a group of institutional and accredited investors for gross proceeds of $1,100,000. As part of the sale, a price protection Ratchet Provision related to the shares was included in the contract that has been recorded as a derivative liability (see Note 6).  In addition, the investors received 916,678 five year Class J Warrants to purchase shares of the Company’s common stock at an exercise price of $0.65 per share which have been recorded within permanent equity.   The Company allocated the $1,100,000 in proceeds first to the derivative liability based on its fair value at issuance of $141,470.  The remaining $958,530 was allocated between the shares of common stock and warrants based on their relative fair values on the date of issuance.   The fair value of the warrants was $314,453 leaving a net of $644,077 for the value of the shares issued.

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

On March 18, 2012, the Company issued 130,000 shares of common stock as a deposit on a service contract. The shares were valued at $0.84 per share based on the fair market value of the stock on the date of issuance.  The Company recorded the corresponding $109,200 fair market value as a prepaid expense in accordance with ASC 505-50-25. The fair market value of the shares is being amortized to professional fees over the six month life of the contract.  As of June 30, 2012, the Company had recognized $94,640 in expense.

On April 11, 2012, the Company received notice from an investor to exercise 43,392 warrants via a cashless exercise. According to the formula outlined in the warrant, the number of common shares to be issued under the cashless exercise were 12,662 and those shares were issued on April 16, 2012.

On June 28, 2012, the Company issued 5,299,002 shares of common stock for total proceeds of $2,914,452 to investors who elected to convert their Series H warrants at an exercise price of $0.55. As an incentive to exercise the options, the Company agreed to issue 0.6 replacement warrants for each full warrant exercised.  The Company issued 3,179,410 replacement warrants under the incentive provision.  The replacement warrants are exercisable at $1.20 for a five year period. The warrants were valued at $2,663,204.  As the original warrants were issued as part of cash financing, the value of these warrants has been included as an offsetting entry within additional paid-in capital. As of June 30, 2012, the Company has received $1,098,610 in cash and has recorded a stock subscription receivable of $1,815,842, of which $91,667 was outstanding as of the date these financial statements were issued.

NOTE 8 – COMMON STOCK WARRANTS

For all warrants included within permanent equity, the Company has determined the estimated value of the warrants granted to non-employees in exchange for services and financing expenses using the Black-Scholes pricing model and the following assumptions: stock price at valuation, $0.21-$0.84; expected term of 3-5 years, exercise price of $0.50-$1.20, a risk free interest rate of 0.21-2.90 percent, a dividend yield of 0 percent and volatility of 114-276 percent. All warrants accounted for as a derivative liability have been valued using a Lattice Model as described in Note 6.

In connection with the January 15, 2010 financing, the Company issued 5,583,336 Class H warrants to the Series F warrant holders who exercised their Series F warrants. The Class H Warrants have a 5 year term with a strike price of $0.55. These warrants were originally determined to be a derivative liability but as of January 15, 2012, have been reclassified to permanent equity (see Note 6).

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

Between May 12 and August 23, 2011, the Company issued a total of 625,000 warrants for services rendered to the Company.  As of June 30, 2012, 495,000 warrants with a fair value of $296,753 had vested. During the nine months ended June 30, 2012, the Company recorded an expense of $54,014 to professional fees and $119,698 to research and development expense related to warrants vested during the period. An additional 100,000 warrants expired unvested during the nine months ended June 30, 2012.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2012 (Unaudited)
NOTE 8 – COMMON STOCK WARRANTS (continued)

In connection with the December 16, 2011 financing, the investors received 916,678 Class J five year warrants to purchase common stock at an exercise price of $0.65 per share.  On the date of issuance, the Company calculated the relative fair value of these warrants to be $314,453.

On March 3, 2012, the Company issued a total of 350,000 fully-vested warrants with a fair market value of $220,422 as a retainer for services to be rendered to the Company.  In accordance with ASC 505-50-25, the Company recorded the fair market value of the warrants as a prepaid expense to be amortized over the one year requisite service period. As of June 30, 2012, the Company has amortized $71,864 to professional fees.

On April 12, 2012, the Company issued a total of 15,000 fully-vested warrants with a fair market value of $12,775 as a retainer for services to be rendered to the Company.  In accordance with ASC 505-50-25, the Company recorded the fair market value of the warrants as a prepaid expense to be amortized over the 120 day requisite service period. As of June 30, 2012, the Company has amortized $11,214 to professional fees.

On May 18, 2012, the Company issued a total of 350,000 warrants to members of its scientific advisory board, with a fair market value of $314,469 for services yet to be rendered to the Company.  The warrants vest in two equal amounts, three and six months from the date of issuance.  As of June 30, 2012, the Company has not received any services related to these warrants and none have vested.  The value of the warrants will be recognized in expense as services are provided, which the Company believes will begin once the first tranche vests.

On June 28, 2012, the Company issued 3,179,410 replacement warrants under an incentive provision offered to investors who converted their series H warrants.  The warrants were valued at $2,663,204.  As the original warrants were issued as part of cash financing, the value of these warrants has been included as an offsetting entry within additional paid-in capital.

Below is a table summarizing the warrants issued and outstanding as of June 30, 2012.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2012 (Unaudited)

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price	Life (Years)	Date	Exercised
Balance 10/1/08	13,509,857	1.18	5	Various	15,941,631
03/20/09	5,000,000	0.50	5	03/31/14	2,500,000
06/03/09	11,166,672	0.18	5	06/03/14	2,010,001
09/30/09	150,000	0.40	5	06/30/14	60,000
Expired	-	-	-	-	-
Balance 9/30/09	29,826,529	0.69	-	-	20,511,632
10/09/09	88,000	0.50	5	10/29/14	44,000
11/09/09	18,000	0.50	5	11/09/14	9,000
12/04/09	130,000	0.60	2	12/04/11	78,000
12/15/09	(5,583,336)	0.18	-	-	(1,005,000)
01/15/10	5,583,336	0.55	5	01/15/15	3,070,835
01/15/10	(5,583,336)	0.18	-	-	(1,005,000)
04/09/10	10,000	0.55	5	4/9/2015	5,500
07/23/10	93,000	0.50	3	07/23/13	46,500
Expired	-	-	-	-	-
Balance 9/30/10	24,582,193	0.89	-	-	21,755,467
12/30/10	2,520,000	0.55	5	12/30/15	1,386,000
05/12/11	55,000	0.50	5	05/12/16	27,500
06/13/11	300,000	0.50	2	06/13/13	150,000
07/15/11	100,000	0.54	5	07/15/16	54,000
07/15/11	120,000	0.54	2	07/15/13	64,800
08/23/11	50,000	0.67	3	08/23/14	33,500
Expired	(1,090,568)	1.19	-	-	(1,297,776)
Balance 9/30/11	26,636,625	0.83	-	-	22,173,491
12/16/11	916,678	0.65	5	12/16/16	595,841
03/03/12	350,000	0.65	5	03/03/17	227,500
04/11/12	(43,392)	0.60	-	-	(26,035)
04/12/12	15,000	0.90	-	4/12/2015	13,500
05/18/12	350,000	0.95	-	5/18/2015	332,500
06/28/12	(5,299,002)	0.55	-	-	(2,914,451)
06/28/12	3,179,410	1.20	5	06/28/17	3,815,292
Expired	(617,530)	0.78	-	-	(488,525)
Balance 6/30/12	25,484,789	0.93	-	-	23,727,313

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

On April 12, 2010 the Company granted 1,000,000 options to employees as part of its 2009 stock option plan.  The Company calculated a fair value of $0.40 per option. Of the 1,000,000 options issued, 520,000 vested upon issuance and the remaining 480,000 vest over the five year life of the options.  As of June 30, 2012, 760,000 options have vested resulting in compensation expense of $303,366.  In the nine month periods ended June 30, 2012 and 2011, 90,000 shares vested, resulting in compensation expense in each period of $35,925.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2012 (Unaudited)

On March 9, 2012, the Company agreed to grant 1,700,000 options to board members and executives. The Company calculated a fair value of $0.63 per option. Of the 1,700,000 options issued, 425,000 vested upon issuance and the remaining 1,275,000 vest in 25 percent tranches on each anniversary.  As of June 30, 2012, 425,000 options have vested resulting in compensation expense of $317,847.

Below is a table summarizing the options issued and outstanding as of June 30, 2012.

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price	Life (Years)	Date	Exercised
Prior 10/1/2008	-	$-	-	-	$-
04/09/09	579,141	0.65	5	04/09/13	376,442
Balance 09/30/2009	579,141	0.65	-	-	376,442
04/12/10	1,000,000	0.50	5	04/12/15	500,000
Expired	(32,176)	0.65	-	-	(20,914)
Balance 9/30/2010	1,546,965	$0.55	-	-	$855,528
Issued	-	-	-	-	-
Expired	-	-	-	-	-
Balance 9/30/2011	1,546,965	$0.55	-	-	$855,528
03/09/12	1,700,000	0.57	-	-	969,000
Expired	-	-	-	-	-
Balance 6/30/12	3,246,965	$0.56	-	-	$1,824,528

NOTE 10 – SUBSEQUENT EVENTS

On July 9, 2012, the Company received a notice of exercise for 30,000 warrants to purchase common stock through a cashless exercise. The cashless calculation amounted to 13,333 shares of common stock which were issued on July 17, 2012.

On July 17, 2012, the Company issued 50,000 warrants as prepayment for scientific consulting work to be completed over a one year period. Such warrants have an exercise price of $0.97, will be exercisable for a three year period, and vest in equal quarterly installments over the one year consulting period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” and words of similar import, constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company’s financial and business prospects. These forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of such Act and with the intention of obtaining the benefits of the “safe harbor” provisions of such Act. The Company cautions investors that any forward-looking statements it makes are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. Any investment in our common stock involves a high degree of risk.  For a general discussion of some of these risks in greater detail, see our “Risk Factors” in the Company’s Annual Report on Form 10-K (the “Form 10-K“) for the fiscal year ended September 30, 2011,  as filed with the Securities and Exchange Commission on January 13, 2012, as amended.

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

In June 2011, the Company commenced the Squalamine eye drop program for the treatment of the wet form of macular degeneration. Animal safety and biodistribution data generated using the eye drop formulation of Squalamine were reported in July 2011, with further data being presented at the Association for Research in Vision and Ophthalmology (ARVO) and Macula Society meetings in May and June 2012, respectively.

Product Pipeline

Squalamine

Squalamine is a small molecule anti-angiogenic drug with a novel intracellular mechanism of action. The drug acts against the development of aberrant neovascularization by inhibiting multiple protein growth factors of angiogenesis, including vascular endothelial growth factor (“VEGF”), platelet-derived growth factor (“PDGF”) and basic fibroblast growth factor growth factor (“bFGF”), with high potency at nanomolar concentrations. Recent clinical evidence has shown PDGF to be an additional target for the treatment of Wet Age-related Macular Degeneration (“Wet-AMD”). Using an intravenous formulation in over 250 patients in Phase I and Phase II trials for the treatment of Wet-AMD, the trials demonstrated that the molecule had biological effect and maintained and improved visual acuity outcomes, with both early and advanced lesions responding.

Ohr reformulated Squalamine for ophthalmic indications from an intravenous infusion (“IV”) to a topical eye drop. Preclinical testing has demonstrated that the eye drop formulation is both safe to ocular tissues and achieves in excess of target anti-angiogenic concentrations in the tissues of the back of the eye. The Company plans on advancing its clinical Wet-AMD program with the novel topical formulation. The topical formulation is designed for enhanced uptake to the back of the eye and decreased potential for side effects. In May 2012, the U.S. Food and Drug Administration (“FDA”) awarded Fast Track Designation to the Squalamine eye drop program for the potential treatment of wet-AMD.

Squalamine eye drops are designed for self-administration which may provide several potential advantages over the FDA approved current standards of care (Roche/Genetech’s Lucentis® and Regeneron’s Eylea® Intravitreal Injections).

—	Eye drops versus standard of care which is an intravitreal injection directly into the eye every 4-8 weeks on a chronic basis
—
Reduction or elimination of intravitreal injections has the potential to provide patients with improved safety by reducing or eliminating side effects associated with the intravitreal injection procedure

—
Inhibition of multiple growth factors (VEGF, PDGF, bFGF) may achieve superior visual acuity outcomes. Clinical evidence has demonstrated that inhibiting VEGF and PDGF together may provide patients with better visual acuity outcomes than anti-VEGF therapy alone

—	Cost advantage of a small molecule when compared to the current standards of care which are large molecules

In Phase II clinical trials using the intravenous formulation of Squalamine, stabilization or improvement in visual activity was observed in the vast majority of patients, with both early and advanced lesions responding and few drug-related ocular or systemic effects observed. In a number of patients whose wet-AMD had progressed to an advanced stage, the administration of Squalamine produced beneficial effects and significant improvement in best corrected visual acuity.  As opposed to the approved current standard of care therapy, Squalamine does not require direct injection into the eye.

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

—
Long Term Ocular Tolerance and Toxicity: In a 26-week safety and toxicity study in male and female Dutch belted rabbits, Squalamine or placebo eye drops were administered via topical instillation twice a day (“BID”) in both eyes. Ophthalmoscopic examinations were conducted throughout the study period to assess ocular toxicity (irritation, redness, swelling, discharge). Blood and urine samples for clinical pathology evaluations were collected, and blood samples for determination of the plasma concentrations of squalamine eye drops and toxicokinetic evaluations were collected from all animals at designated time points. At study termination, necropsy examinations were performed, and organs and optical tissues were microscopically examined.

No adverse effects of treatment were observed in any of the parameters evaluated including clinical findings, body weights, food consumption, ocular irritation, hematology, coagulation, clinical chemistry, urinalysis and macroscopic pathology examinations. Importantly, ophthalmoscopic examinations indicated no signs of clouding of the lens, no corneal opacities or deposits, and no increase in intraocular pressure. In addition, microscopic histopathology evaluations on ocular tissues were normal. Squalamine also did not build up in plasma over long term administration, indicating reduced potential for systemic side effects.

The Company presented preclinical data at the Association for Research and Vision in Opthalmology conference in May 2012, and at the Macula Society meeting in June 2012. In May 2012, the U.S. FDA awarded Fast Track Designation to the Squalamine eye drop program for the potential treatment of wet-AMD. We have met with the FDA regarding future clinical development and expect to commence a Phase II clinical trial in the third calendar quarter of 2012.

Additionally, Squalamine has shown promise in the treatment of solid tumors such as ovarian cancer using the intravenous formulation in significantly higher doses than the eye drop formulation. In a Phase IIa study, patients with stage III and IV refractory and resistant ovarian cancer received Squalamine in conjunction carboplatin, with approximately two thirds of the patients achieving a complete response, partial response or stable disease. Squalamine has been awarded Orphan Drug Status by the FDA for the treatment of late stage resistant or refractory ovarian cancer. Because of funding constraints, Ohr is seeking a development partner to further advance development of this indication.

OHR/AVR118

OHR/AVR118 is a novel immunomodulator with a singular chemical structure that is terminally sterilized and endotoxin-free.  The compound is composed of two small peptides, Peptide A, which is 31 amino acids long, and Peptide B, that is 21 amino acids long. Peptide B is unique in that the dinucleotide, diadenosine, is covalently attached to serine at position 18 through a phosphodiester bond. OHR/AVR118 is stable at room temperature and has a favorable safety profile both in animal toxicity studies and in human clinical trials.

Ohr is currently conducting a Phase II clinical trial of OHR/AVR 118 for the treatment of cancer cachexia at a leading cancer center in Canada. Cancer cachexia is a severe wasting disorder characterized by weight loss, muscle atrophy, fatigue, weakness, and significant loss of appetite. This disorder is often seen in late stage cancer patients. OHR/AVR118 has also anecdotally shown to have chemoprotective effects, thus potentially allowing patients to better tolerate chemotherapy and radiation as well as more intensive treatment regimens with ordinary toxic chemotherapeutic agents, while maintaining body weight and avoiding other side effects. There is currently no FDA approved drug for the treatment of cancer cachexia. The Company presented interim data on this current trial at the annual conference of the Society of Cachexia and Wasting Disorders in Barcelona, Spain in December 2009.  In December 2010, the Company opened a new clinical site for the ongoing Phase II trial in cancer cachexia at the Ottawa Hospital Cancer Centre and enrolled the first three patients at the new site. Enrollment in the current trial is ongoing. The Company expects to complete enrollment by the end of 2012 and report data in early 2013.

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

Until the Company is able to generate significant revenue from its principal operations, it will remain classified as a development stage company. The Company can give no assurance that it will be successful in such efforts or that its limited operating funds will be adequate to support the Company’s operations, nor can there be any assurance of any additional funding being available to the Company. Our independent accountants have included a paragraph in their audit report which expresses doubt about the Company’s ability to continue as a “going concern.”

Liquidity and Sources of Capital

The Company has insufficient capital to pay for development of its pharmaceutical compounds and ongoing reporting and minimal operating expenses as previously described.

As of June 30, 2012, the Company had cash of $1,445,276 and prepaid expenses of $463,433. Excluding the Company’s non-cash derivative liabilities, the Company had current liabilities of $336,395.  This translates to total working capital of $1,572,314, which means that our cash reserves are not adequate to fund operations after September 30, 2013.

On June 28, 2012, the Company issued 5,299,002 shares of common stock for total proceeds of $2,914,452 to investors who elected to convert their Series H warrants at an exercise price of $0.55.  As of June 30, 2012, the Company had received cash of $1,098,610 out of the total $2,914,452 proceeds, leaving a stock subscription receivable of $1,815,842 at the end of the period.  During July 2012, the Company received the $1,724,175 stock subscription thus increasing cash and our working capital by $1,724,175 during July. We expect to receive the remaining $91,667 stock subscription receivable shortly after the date of this filing.

We do not have any source of revenues as of June 30, 2012 and expect to rely on additional financing.  The Company plans to seek private capital through the sale of additional stock or borrowing either from principal shareholders or private parties; however we currently do not have plans to enter into such a transaction and there is no assurance that the Company will complete such a transaction.

In view of the lack of financing plans, the Company may be obliged to discontinue operations, which will adversely affect the value of its common stock. See “Risk Factors” in the Form 10-K, as amended.

Subsequent Events

On July 9, 2012, the Company received a notice of exercise for 30,000 warrants to purchase common stock through a cashless exercise. The cashless calculation amounted to 13,333 shares of common stock which were issued on July 17, 2012.

On July 10, 2012, the Company announced data from a long term preclinical study for the Squalamine eye drop program.

Results of Operations

Three Months Ended June 30, 2012

Three months ended June 30, 2012 (“2012”) compared to the three months ended June 30, 2011 (“2011”).  Results of operations for the three months ended June 30, 2012 reflect the following changes from the prior period.

	2012	2011	Change
Revenue	$-	$-	$-
Cost of sales	-	-	-
Gross Profit	-	-	-

Operating Expenses
General and administrative	30,644	18,027	12,617
Professional fees	133,160	75,107	58,053
Research and development	353,032	120,952	232,080
Salaries and wages	117,889	87,445	30,444
Total Operating Expenses	634,725	301,531	333,194

Operating Income (Loss)	(634,725)	(301,531)	(333,194)

Interest expense	(906)	(84)	(822)
Gain/(Loss) on derivative liability	174,867	(2,835,983)	3,010,850
Other income and expense	11	50	(39)
Income (loss) from operations	(460,753)	(3,137,548)	2,676,795
Discontinued operations	-	-	-
Net Income (Loss)	$(460,753)	$(3,137,548)	$2,676,795

The Company had no net revenues from continuing operations in the three months ended June 30, 2012. The Company’s products are in the development stage.  Accordingly, the Company also had no cost of revenue from continuing operations in the three months ended June 30, 2012.

General and administrative expenses from continuing operations increased from $18,027 in 2011 to $30,644 in 2012.  Professional fees increased from $75,107 in 2011 to $133,160 in 2012.  The increase in professional fees and general and administrative expenses during 2012 is primarily due to increased activity relating to its recent clinical trials and increased common stock and warrants issued to consultants for services.

Salaries and wages increased from $87,445 in 2011 to $117,889 in 2012.  This increase is primarily due to stock options issued to employees valued at $52,055 in 2012 as compared to $11,975 in 2011.  Of the $117,889 and $87,445 paid as salary and wages in 2012 and 2011, respectively, $48,824 and $11,975 were, respectively, the fair value of options issued to officers, and$69,065 and $75,470 were, respectively,  of salaries and wages paid in cash and benefits.  The Company expects salaries and wages, professional fees, and general and administrative expenses to continue to increase in future periods as development of its products continues.

The Company incurred $353,032 in research and development expenses in 2012 compared to $120,952 in 2011.  The increase is a result of the commencement of animal studies and lab tests which began part way through 2010 as well as maintenance and development of the patents that it acquired in 2009.  The Company expects research and development expenses to continue to rise as development of its products continues.

The Company issued certain securities to investors at various times that qualify for derivative accounting which requires that the value of these warrants be recorded as a liability instead of within permanent equity.  These derivatives are then marked to their fair value at the end of each reporting period with changes being recorded in earnings.  As the Company’s stock price has stabilized during 2012 and the remaining life of the warrants included within the derivative is passing, the value of these derivatives have decreased, resulting in a decrease in the liability and a non-cash gain on derivative liabilities of $174,867 as compared to an increase in derivative liabilities  of $2,835,983 in 2011.

For the three months ended June 30, 2012, the Company recognized a net loss of $460,753 compared to $3,137,548 for the same period in 2011. Excluding the non-cash gain or loss on derivative liabilities as well as the non-cash expense associated with the issuance of stock and warrants to employees and consultants, the Company’s net loss for 2012 would have been $398,168 and $265,240 for 2011. Until the Company is able to generate revenues, management expects the Company to continue to incur such net losses.

Nine Months Ended June 30, 2012

Nine months ended June 30, 2012 (“2012”) compared to the nine months ended June 30, 2011 (“2011”).  Results of operations for the nine months ended June 30, 2012 reflect the following changes from the prior period.

	2012	2011	Change
Revenue	$-	$-	$-
Cost of sales	-	-	-
Gross Profit	-	-	-

Operating Expenses
General and administrative	98,969	70,323	28,646
Professional fees	358,657	144,458	214,199
Research and development	1,040,352	438,070	602,282
Salaries and wages	541,402	214,918	326,484
Total Operating Expenses	2,039,380	867,769	1,171,611

Operating Income (Loss)	(2,039,380)	(867,769)	(1,171,611)

Interest expense	(906)	(2,433)	1,527
Gain/(Loss) on derivative liabilities	496,899	(2,945,196)	3,442,095
Gain on sale of assets	-	70,500	(70,500)
Gain on settlement of debt	21,005	-	21,005
Other income and expense	49	1,662	(1,613)
Income (loss) from operations	(1,522,333)	(3,743,236)	2,220,903
Discontinued operations	-	-	-
Net Income (Loss)	$(1,522,333)	$(3,743,236)	$2,220,903

The Company had no net revenues from continuing operations in the nine months ended June 30, 2012. The Company’s products are in the development stage.  Accordingly, the Company also had no cost of revenue from continuing operations in the nine months ended June 30, 2012.

General and administrative expenses from continuing operations increased from $70,323 in 2011 to $98,969 in 2012.  Professional fees increased from $144,458 in 2011 to $358,657 in 2012.  The increase in professional fees and general and administrative expenses during 2012 is primarily due to increased activity relating to its recent clinical trials and increased common stock and warrants issued to consultants for services.

Salaries and wages increased from $214,918 in 2011 to $541,402 in 2012.  This increase is primarily due to stock options issued to employees valued at $353,772 in 2012 as compared to $35,925 in 2011.  Of the $541,402 and $214,918 paid as salary and wages in 2012 and 2011, respectively, $353,772 and $35,925 were the fair values of options issued to officers, and $187,630 and $178,993 were, respectively, salaries and wages paid in cash and benefits.  The Company expects salaries and wages, professional fees, and general and administrative expenses to continue to increase in future periods as development of its products continues.

The Company incurred $1,040,352 in research and development expenses in 2012 compared to $438,070 in 2011.  The increase is a result of the commencement of animal studies and lab tests which began part way through 2010 as well as maintenance and development of the products that it acquired in 2009.  The Company expects research and development expenses to continue to rise as development of its products continues.

The Company issued certain securities to investors at various times that qualify for derivative accounting which requires that the value of these warrants be recorded as a liability instead of within permanent equity.  These derivatives are then marked to their fair value at the end of each reporting period with changes being recorded in earnings.  As the Company’s stock price has stabilized during 2012 and the remaining life of the warrants included within the derivative is passing, the value of these derivatives have decreased, resulting in a decrease in the liability and a non-cash gain on derivative liabilities of $496,899 for 2012 compared to a loss of $2,945,196 in 2011.

For the nine months ended June 30, 2012, the Company recognized a net loss of $1,522,333 compared to $3,743,236 for the same period in 2011. Excluding the non-cash gain or loss on derivative liabilities as well as the non-cash expense associated with the issuance of stock and warrants to employees and consultants, the Company’s net loss for 2012 would have been $1,314,030 and $727,765 for 2011. Until the Company is able to generate revenues, management expects the Company to continue to incur such net losses.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal controls over financial reporting were ineffective as of June 30, 2012 based on material weaknesses identified by management. The most significant material weakness that led management to this conclusion is the lack of internal controls present in the Company’s internal control processes. Management expects to begin to address this and other weaknesses as the Company’s capital position improves and as more employees are hired.

Due to the weakness of the Company’s internal controls, our management concluded that the Company’s disclosure controls and procedures (that is, the controls and procedures enabling timely, accurate and complete public filing of information) were ineffective as of June 30, 2012. The Company’s management will use its best efforts, notwithstanding these weaknesses to file timely required reports accurately and completely.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during our  fiscal quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 18, 2012, the Company issued 130,000 shares of common stock as a deposit on a service contract.

On April 11, 2012, the Company received notice from an investor to exercise 43,392 warrants via a cashless exercise. According to the formula outlined in the warrant, the number of common shares to be issued under the cashless exercise were 12,662 and those shares were issued on April 16, 2012.

On June 28, 2012, the Company issued 5,299,002 shares of common stock for total proceeds of $2,914,452 to investors who elected to convert their series H warrants at an exercise price of $0.55. As of June 30, 2012, the Company has received $1,098,610 in cash and has recorded a stock subscription receivable of $1,815,842, of which $91,667 was outstanding as of the date these financial statements were issued.

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

Date: August 7, 2012

OHR PHARMACEUTICAL, INC. (Registrant)

By:	/s/ Irach Taraporewala
Irach Taraporewala
Chief Executive Officer

By:	/s/ Sam Backenroth
Sam Backenroth
Chief Financial Officer