Form 10-K
period 2012-09-30
Ohr Pharmaceutical Inc
filed 2013-01-09
CIK 1173281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
———————
FORM 10-K
———————
(Mark One)
☑    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to __________.

Commission File No: 333-88480

———————
OHR PHARMACEUTICAL, INC.
(Exact Name of Registrant as Specified in its Charter)
———————

Delaware	90-0577933
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

489 5 th Ave., 28 th Floor
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

(Check One): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold at March 31, 2012 was $20,021,629. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. The determination of executive officers or affiliate status is not necessarily a conclusive determination for other purposes. At January 9, 2013, the registrant had 47,690,102 shares of Common Stock outstanding.

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

General and Historical

Summary

Ohr Pharmaceutical, Inc. (“we”, “Ohr”, the “Company” or the “Registrant”) is a Delaware corporation that was organized on August 4, 2009, as successor to BBM Holdings, Inc. (formerly Prime Resource, Inc., which was organized March 29, 2002) pursuant to a reincorporation merger.

The Company is a biotechnology company focused on the development of the Company’s previously acquired compounds with a focus on the clinical development of our two later stage lead products, OHR/AVR118 for the treatment of cancer cachexia (multi-symptom wasting disorder), and Squalamine for the treatment of the wet form of age-related macular degeneration (“AMD”) using an eye drop formulation. We acquired OHR/AVR118 in a secured party sale and Squalamine from the Genaera Liquidating Trust as part of the Company’s strategy to acquire undervalued biotechnology companies and assets.

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

On April 12, 2010, Dr. Irach Taraporewala was hired as the Company’s full-time CEO and Sam Backenroth was hired as the Company’s Vice President of Business Development and CFO.

The Company is currently engaged in the clinical testing of OHR/AVR118 and the Squalamine eye drop program for the treatment of wet-AMD.

Historical

Prior Business - The Company was originally formed under the name Prime Resource, Inc., a Utah corporation.  After disposing of its prior insurance business, on March 30, 2007, the Company merged with Broadband Maritime Inc., a broadband maritime service supplier.  No goodwill was recognized in the merger since Broadband Maritime was treated as the acquirer for accounting purposes and the Company was a “shell company.”  On June 5, 2007, after cancellations of key contracts, the Company announced that it had ceased broadband maritime operations and reduced employment to a small residual force. Accordingly, the Company ceased broadband maritime operations effective September 30, 2007 and was reclassified as a development stage enterprise, from the date of cessation forward.

On August 4, 2009 the Company merged with and into Ohr Pharmaceutical, Inc., a Delaware corporation (“Ohr”). Under the terms of the merger agreement Ohr became the surviving corporation in the merger. Each outstanding share of pre-merger Company common stock and preferred stock was converted into one share of Ohr common stock.  Additionally, all outstanding pre-merger Company options and warrants were assumed and converted into equivalent Ohr warrants or options and maintained substantially identical terms. Finally, each outstanding share of Ohr stock owned by the Company pre-merger immediately prior to the effective date of the merger ceased to be outstanding and was cancelled and retired.

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

In June 2011, the Company commenced the Squalamine eye drop program for the treatment of the wet AMD. Animal safety and biodistribution data generated using the eye drop formulation of Squalamine were reported in July 2011, with further data being presented at the Association for Research in Vision and Ophthalmology (ARVO) and Macula Society meetings in May and June 2012, respectively.

On September 24, 2012, the Company announced the initiation of a multi center, randomized, placebo controlled Phase II trial to evaluate the efficacy and safety of Squalamine eye drops for the treatment of the wet form of age-related macular degeneration.

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

Product Pipeline

Squalamine

Squalamine is a small molecule anti-angiogenic drug with a novel intracellular mechanism of action. The drug acts against the development of aberrant neovascularization by inhibiting multiple protein growth factors of angiogenesis, including vascular endothelial growth factor (“VEGF”), platelet-derived growth factor (“PDGF”) and basic fibroblast growth factor growth factor (“bFGF”). Recent clinical evidence has shown PDGF to be an additional target for the treatment of Wet Age-related Macular Degeneration (“Wet-AMD”). Using an intravenous formulation in over 250 patients in Phase I and Phase II trials for the treatment of Wet-AMD, the trials demonstrated that the molecule had biological effect and maintained and improved visual acuity outcomes, with both early and advanced lesions responding.

Ohr reformulated Squalamine for ophthalmic indications from an intravenous infusion (“IV”) to a topical eye drop. Preclinical testing has demonstrated that the eye drop formulation is both safe to ocular tissues and achieves in excess of target anti-angiogenic concentrations in the tissues of the back of the eye. The topical formulation is designed for enhanced uptake to the back of the eye and decreased potential for side effects. The Company plans on advancing its clinical wet-AMD program with this topical formulation. In May 2012, the U.S. Food and Drug Administration (“FDA”) awarded Fast Track Designation to the Squalamine eye drop program for the potential treatment of wet-AMD.

Squalamine eye drops are designed for self-administration which may provide several potential advantages over the FDA approved current standards of care (Roche/Genetech’s Lucentis® and Regeneron’s Eylea® Intravitreal Injections).

•	Eye drops versus standard of care which is an intravitreal injection directly into the eye every 4-8 weeks on a chronic basis

•
Reduction or elimination of intravitreal injections has the potential to provide patients with improved safety by reducing or eliminating side effects associated with the intravitreal injection procedure

•
Inhibition of multiple growth factors may achieve superior visual acuity outcomes. Clinical evidence has demonstrated that inhibiting VEGF and PDGF together may provide patients with better visual acuity outcomes than anti-VEGF therapy alone

•	Cost advantage of manufacturing a small molecule when compared to large molecule proteins and antibodies

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

The Company conducted preclinical testing on the novel topical formulation with the following results:

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

•
Multi Dose Biodistribution Study: Squalamine eye drops were administered once or twice daily in both eyes for up to 14 days in Dutch belted rabbits. The eyes were examined one full dosing interval (12 hours when given twice daily, 24 hours when given once daily) after the last administration of Squalamine eye drops to determine concentrations of Squalamine in the posterior ocular tissues (“Trough” level). At all time point and dosing regimens, Trough Squalamine concentrations exceeded tissue concentrations of Squalamine that are known to block the choroidal neovascularization process in Wet-AMD.

•
Long Term Ocular Tolerance and Toxicity: In a 26-week safety and toxicity study in male and female Dutch belted rabbits, Squalamine or placebo eye drops were administered via topical instillation twice a day in both eyes. Ophthalmoscopic examinations were conducted throughout the study period to assess ocular toxicity (irritation, redness, swelling, discharge). Blood and urine samples for clinical pathology evaluations were collected, and blood samples for determination of the plasma concentrations of squalamine eye drops and toxicokinetic evaluations were collected from all animals at designated time points. At study termination, necropsy examinations were performed, and organs and optical tissues were microscopically examined.

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

We commenced a clinical study, named OHR-002, at the end of September 2012. Study OHR-002 is a randomized, double blind, placebo controlled Phase II study to evaluate the efficacy and safety of Squalamine Eye Drops for the treatment of wet-AMD. The study will enroll 120 treatment naïve wet-AMD patients at twenty two clinical sites in the U.S., who will be treated with Squalamine Eye Drops or placebo eye drops twice daily for a nine month period. The primary and secondary endpoints include visual acuity parameters, need for rescue intravitreal injections, and safety. The protocol includes an interim analysis upon the completion of the treatment period in 50% of the patients (approximately 60). We expect to complete enrollment of the study in 2013 and release interim data in the fourth quarter of 2013.

Additionally, Squalamine has shown promise in the treatment of solid tumors such as ovarian cancer using the intravenous formulation in significantly higher doses than the eye drop formulation. In a Phase IIa study, patients with stage III and IV refractory and resistant ovarian cancer received Squalamine in conjunction with carboplatin, with approximately two thirds of the patients achieving a complete response, partial response or stable disease. Squalamine has been awarded Orphan Drug Status by the FDA for the treatment of late stage resistant or refractory ovarian cancer. We expect to publish or present survival data on the completed phase IIa study in 2013 at a scientific conference or appropriate forum. Because of funding constraints, Ohr is seeking a development partner to further advance development of this indication.

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

Ohr is currently conducting a Phase II clinical trial of OHR/AVR 118 for the treatment of cancer cachexia at a leading cancer center in Canada. Cancer cachexia is a severe wasting disorder characterized by weight loss, muscle atrophy, fatigue, weakness, and significant loss of appetite. This disorder is often seen in late stage cancer patients. OHR/AVR118 has also anecdotally shown to have chemoprotective effects, thus potentially allowing patients to better tolerate chemotherapy and radiation as well as more intensive treatment regimens with ordinary toxic chemotherapeutic agents, while maintaining body weight and avoiding other side effects. There is currently no FDA approved drug for the treatment of cancer cachexia. The Company presented interim data on this current trial at the annual conference of the Society of Cachexia and Wasting Disorders in Barcelona, Spain in December 2009.  In December 2010, the Company opened a new clinical site for the ongoing Phase II trial in cancer cachexia at the Ottawa Hospital Cancer Centre and enrolled the first three patients at the new site. Enrollment in the trial has been completed and we expect to report data in the first quarter of 2013.

Ohr also owns various other compounds in earlier stages of development, including the PTP1b inhibitor trodusquemine and related analogs, which it is conducting preclinical research on with an academic laboratory, and will seek to develop further through a strategic partnership, joint venture, or on a sponsored basis.

Material Subsequent Events

On October 5, 2012, the Company received a notice of conversion from two holders of its Series B preferred shares for the conversion of 138,889 preferred shares into common shares. The conversion rate for the preferred shares is one to one into common shares. Accordingly, we issued 138,889 shares of common stock and cancelled 138,889 shares of Preferred B stock.

On October, 24, 2012, the Company received a notice of exercise for 200,000 warrants at an exercise price of $0.50. Accordingly, the Company issued 200,000 shares and received proceeds of $100,000.

On October 30, 2012, the Company agreed to extend the term of the 11,985,367 common stock purchase warrants, expiring October 31, 2012, to April 30, 2013, subject to the warrant agreement, as amended. These amendments include removal of the cashless exercise provision and early termination of the extension period, at the sole discretion of the Company, in the event that Ohr’s common stock trades at or above $1.50 for 5 consecutive days. The warrants are exercisable at $1.19.

On November 30, 2012, we received notice from a former director of the Company to exercise 160,871 options to purchase common stock using the net exercise feature in the option. Accordingly, we issued 92,527 shares of common stock and cancelled 160,871 director options.

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

Wet-AMD Market

Age-related macular degeneration (“AMD”) is a medical condition which usually affects older adults and generally results in a loss of vision. AMD occurs in “dry” (non-exudative) and “wet” (exudative) forms.  Wet-AMD is the advanced form of macular degeneration that involves the formation of abnormal and leaky blood vessels in the back of the eye behind the retina, through a process known as choroidal neovascularization (“CNV”). The wet form accounts for approximately 15 percent of all AMD cases, yet is responsible for 90 percent of severe vision loss associated with AMD.   According to the National Eye Institute (NEI), the prevalence of wet-AMD among adults 40 years or older in the U.S. alone is estimated at 1.75 million people.  In addition, more than 200,000 new cases are diagnosed yearly in the U.S.

Competitive Landscape in Wet-AMD

The current FDA approved market leaders for the treatment of wet AMD are VEGF inhibitors, including Lucentis®, Eylea® and (off-label) Avastin®. In 2011, annual revenue (worldwide) was approximately $3.5 billion for Lucentis, despite significant cannibalization by the off-label use of Avastin (estimated to be 55-60%). Eylea®, was approved for use in wet-AMD in the U.S. in November 2011 and is expected to achieve 2012 revenues in excess of $800 million. Both Lucentis and Eylea are administered via frequent intravitreal injections directly into the eye. Other programs currently in phase II trials include MP0112, a VEGF targeting DARPin molecule being developed by Allergan, iSonep, a sphingosine-1-phosphate targeting agent being developed by LPath inc and Pfizer, Fovista ® a PDGF targeting aptamer being developed by Ophthotech, and Pazopanib, a tyrosine kinase inhibitor being developed by GlaxoSmithKline. All of these products in clinical development, with the exception of pazopanib, use an intravitreal route of administration much like the current standards of care.

Number of Persons Employed

At present, the Company has two full-time employees. On April 12, 2010, the Company hired Dr. Irach Taraporewala, CEO, and Sam Backenroth, Vice President of Business Development and CFO. On March 9, 2012, the Company entered into new employment agreements with Dr, Taraporewala and Mr. Backenroth.

Additionally, as discussed above, Dr. S. Z. Hirschman has served as a consultant and Chief Scientific Advisor to the Company since March 20, 2009. He provides scientific and strategic direction to the Company as it explores potential pharmaceutical partnerships and furthers the development of its pipeline of compounds. Dr. Hirschman is the father of Orin Hirschman, a Director of the Company and a beneficial owner through AIGH Investment Partners, LLC of approximately 12.06% of the outstanding Common Stock of the Company. In addition, the Company uses numerous consultants and Contract Research Organizations, on an as needed basis.

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
It is possible that the results of clinical trials of Squalamine and OHR/AVR118 or our other products will not prove that they are safe and effective. It is also possible that the FDA will not approve the sale of any of our products in the United States if we submit an NDA for such product. It is not known at this time how later stage clinical trials will be conducted, if at all. Even if the data show that any of our products are safe and effective, obtaining approval of the NDA could take years and require financing of amounts not presently available to us.

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

If we find it difficult to enroll patients in our clinical trials, it will cause significant delays in the completion of such trials and may cause us to abandon one or more clinical trials.

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

We are highly dependent upon the principal members of our management team, especially our Chief Executive Officer, Dr. Irach Taraporewala, our Chief Scientific Advisor, Dr. S. Z. Hirschman, and our Vice President of business development and CFO, Sam Backenroth, as well as our directors, including Ira Greenstein, the Chairman of our Board of Directors. A loss of any of these personnel may have a material adverse effect on aspects of our business and clinical development and regulatory programs. We have employment agreements with Dr. Taraporewala and Mr. Backenroth. Although these agreements include a non-competition covenant, the applicable noncompetition provisions can be difficult and costly to monitor and enforce. The loss of any of these persons’ services would adversely affect our ability to develop and market our products and obtain necessary regulatory approvals.

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

The Company is a defendant in a class action litigation, and the Company expects such litigation to be time-consuming and costly, which may adversely affect the Company’s financial condition and its ability to operate its business.

The Company was sued for damages in a class action relating to its purchase of assets from the Genaera Liquidating Trust.  Claims against the Company are for aiding and abetting breaches of fiduciary duty and for rescission of the asset purchase agreement.  The Company does not believe the allegations against the Company in the amended complaint have merit and intends to defend the case vigorously.  The Company anticipates that these legal proceedings may continue for the foreseeable future and may require significant expenditures for legal fees and other expenses.

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

We may acquire or make investments in complementary businesses, technologies, services or products which complement our biotech operations if appropriate opportunities arise. From time to time we engage in discussions and negotiations with companies regarding our acquiring or investing in such companies’ businesses, products, services or technologies, in the ordinary course of our business. We cannot be assured that we will be able to identify future suitable acquisition or investment candidates, or if we do identify suitable candidates, that we will be able to make such acquisitions or investments on commercially acceptable terms or at all. If we acquire or invest in another company, we could have difficulty in assimilating that company’s personnel, operations, technology and software. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in integrating the acquired products, services or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities would be dilutive to our existing stockholders. As of January 9, 2013, we had no agreement to enter into any material investment or acquisition transaction.

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

There is limited trading in our common stock and our security holders may experience wide fluctuations in the market price of our securities. Such price and volume fluctuations have particularly affected the trading prices of equity securities of many biotechnology companies. These price and volume fluctuations often have been unrelated to the operating performance of the affected companies. These fluctuations may have an extremely negative effect on the market price of our securities and may prevent a stockholder from obtaining a market price equal to the purchase price such stockholder paid when the stockholder attempts to sell our securities in the open market. In these situations, the stockholder may be required either to sell our securities at a market price which is lower than the purchase price the stockholder paid, or to hold our securities for a longer period of time than planned. An inactive market may also impair our ability to raise capital by selling shares of capital stock or to recruit and retain managers with equity-based incentive plans.

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

ITEM 2 PROPERTIES

We do not currently lease or own any facilities for office space. Our offices are provided to us by an affiliate of Mr. Backenroth. On September 7, 2012, we issued BFK Law LLC, an affiliate of Mr. Backenroth, a warrant to purchase 75,000 shares of common stock as compensation for the use of the office facilities and receptionist. Such Warrants have an exercise price of $1.00 and will be exercisable for a period of five years. We have been using the office space since April 2010 and will continue to do so in the future.

ITEM 3 LEGAL PROCEEDINGS

In July 2012, the Company received notice that it was being named, along with twenty six other parties, as a defendant in a class action lawsuit being brought against the Genaera Liquidating Trust (“Trust”). We purchased biotechnology assets from the Trust in 2009. The Company does not believe the allegations against the Company in the complaint have merit and intends to defend the case vigorously. Recognizing that the outcome of litigation is uncertain, management believes that the litigation is unlikely to have a materially adverse impact to the Company’s financial statements.

ITEM 4 RESERVED

Part II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Ohr’s shares of common stock are quoted on the OTC Bulletin Board (OTCBB). Its trading symbol is OHRP. Following is a table of the quotation ranges (high and low trading prices) for its shares for Ohr’s last two years.
FY 2013	High	Low	FY 2012	High	Low	FY 2011	High	Low
October 1st – December 31st 2012	$1.90	$1.07	October 1st – December 31st 2011	$0.74	$0.55	October 1st December 31st 2010	$0.30	$0.17
January 1st – January 7th 2013	$1.80	$1.72	January 1st – March 31st 2012	$0.90	$0.60	January 1st – March 31st 2011	$0.30	$0.22
			April 1st – June 30th 2012	$1.02	$0.82	April 1st – June 30th 2011	$0.60	$0.20
			July 1st – September 30th 2012	$1.12	$0.85	July 1st – September 30th 2011	$0.75	$0.53

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

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

Between May 12 and August 23, 2011, the Company issued a total of 625,000 warrants for services rendered to the Company.  As of September 30, 2011, 230,000 warrants with a fair value of $123,170 had vested. The Company recorded a corresponding expense of $71,687 to professional fees and $51,483 to research and development expense.  As of September 30, 2012, additional 265,000 warrants vested.  During the year ended September 30, 2012, the Company recorded an expense of $54,014 to professional fees and $119,698 to research and development expense related to warrants vested during the period.

On December 16, 2011, the Company completed a private placement offering pursuant to which the Company sold 1,833,342 shares of its common stock at a price of $0.60 per share for gross proceeds of $1,100,000. Purchasers of the shares also received an aggregate of 916,678 Class J Warrants to purchase common stock at an exercise price of $0.65 per share and exercisable for a period of 5 years.

On December 21, 2011, the Company issued a total of 3,125 warrants for services rendered to the Company. In conjunction with this issuance, the Company recognized $1,967 in consulting expense. The warrants are exercisable for five years at an exercise price of $0.65 per share.

On February 15, 2012, the Company issued 166,667 shares of common stock as a deposit on a service contract. The shares were valued at $0.60 per share based on the fair market value of the services to be provided.  The Company recorded the corresponding $100,000 fair market value as research and development expense.

On March 3, 2012, the Company issued a total of 350,000 fully-vested warrants with a fair market value of $220,422 as a retainer for services to be rendered to the Company.  In accordance with ASC 505-50-25, the Company recorded the fair market value of the warrants as professional fees.

On March 9, 2012, the Company agreed to grant 1,700,000 options to board members and executives. The Company calculated a fair value of $0.63 per option. Of the 1,700,000 options issued, 425,000 vested upon issuance and the remaining 1,275,000 vest in 25 percent tranches on each anniversary.  As of September 30, 2012, 425,000 options have vested resulting in compensation expense of $268,078.

On March 18, 2012, the Company issued 130,000 shares of common stock as a deposit on a service contract. The shares were valued at $0.84 per share based on the fair market value of the stock on the date of issuance.  The Company recorded the corresponding $109,200 fair market value professional fees.

On April 10, 2012 the Company converted 43,392 warrants into shares of common stock through a cashless exercise. The cashless calculation amounted to 12,662 shares of common stock which were issued April 11, 2012.

On April 12, 2012, the Company issued a total of 15,000 fully-vested warrants with a fair market value of $12,775 as a retainer for services to be rendered to the Company.  In accordance with ASC 505-50-25, the Company recorded the fair market value of the warrants as professional fees.

Between May 18, 2012 and July 11, 2012, the Company issued a total of 400,000 warrants with a fair market value of $357,394 for services yet to be rendered to the Company.  The 350,000 warrants vest in two equal amounts three and six months from the date of issuance while the remaining 50,000 warrants vest over four quarters effective October 11, 2012.  As of September 30, 2012, the Company has recorded $157,235 in professional fees related to the warrants that have vested to date.

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

On September 7, 2012, the Company issued warrants to a related party to purchase 75,000 shares of common stock as compensation for the use of the office facilities and receptionist. Such warrants have an exercise price of $1.00 and will be exercisable for a period of five years. We have been using the office space since April 2010 and will continue to do so in the future.

On September 12, 2012, the Company issued 100,000 shares of common stock as a deposit on a service contract. The shares were valued at $0.99 per share based on the fair market value of the stock on the date of issuance.  The Company recorded the corresponding $99,000 fair market value as professional fees.

On September 19, 2012, the Company issued 1,100 shares of common stock to a consultant for services. The shares were valued at $1.02 per share based on the market price of the shares on the date of issuance.  The Company recorded the corresponding $1,122 expense to general and administrative expense.

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

General

The Company is a biotechnology company focused on the development of the Company’s previously acquired compounds. With the addition of our executive management team in April 2010, we have shifted our strategy to focus on the clinical development of our two later stage lead products, Squalamine eye drops for the treatment of wet-AMD and other neovascular ophthalmic disorders, and  OHR/AVR 118 for the treatment of cancer cachexia. We acquired OHR/AVR118 in a secured party sale and Squalamine from the Genaera Liquidating Trust as part of the Company’s strategy to acquire undervalued biotechnology companies and assets.

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

Liquidity and Capital Resources

The Company has limited working capital reserves with which to continue development of its pharmaceutical products and continuing operations. The Company is reliant, at present, upon its capital reserves for ongoing operations and has no revenues.

Not including the non-cash stock warrant derivative liability of $768,696 and $5,893,544,  net working capital reserves increased from the beginning of the 2012 fiscal year to the end by $2,137,456 (from $390,700 to $2,528,156) primarily due to capital raised through the sale of common stock and warrants. At present, the Company has no bank line of credit or other fixed source of capital reserves. Should it need additional capitalization in the future, it will be primarily reliant upon private or public placement of its equities for which there can be no warranty or assurance that the Company may be successful in such efforts. The Company raised $2,914,452 through the exercise of warrants in June 2012, and management believes the Company has sufficient capital to meet its planned operating needs through November 2013.

Results of Operations

For the fiscal year ended September 30, 2012, the Company had zero revenues and operating expenses of approximately $3,286,408. The loss from operations was comprised of $1,625,695 in research and development costs, $875,868 in professional fees, $649,293 in salaries and wages, and $135,552 in general and administrative expenses. During the same period, the Company recorded interest expense of $1,817, a gain on the settlement of debt of $21,005, a gain on derivative liabilities of $1,812,224, and other income items totaling $112. The net loss from continuing operations for the year ended September 30, 2012 was $1,454,884.

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

As noted above, the Company had no revenues for fiscal year 2012, and does not anticipate that it will have revenues in fiscal year 2013. The operating expenses of the Company increased from fiscal year 2011 to 2012 by approximately $2,043,007. The Company had increases in all expense categories as ongoing development costs and testing efforts for its pharmaceutical products continue. The Company anticipates it will have higher expenditures in fiscal year 2013, including clinical development costs and higher legal fees from our litigation, again with no offsetting revenues.

Results of continuing operations for the year ended September 30, 2012 reflect the following changes from the prior period:

	2012	2011	Change
Revenues	$—	$—	$—
Cost of Revenues	—	—	—
General and administrative	135,552	104,348	31,204
Professional fees	875,868	338,055	537,813
Research and development	1,625,695	521,969	1,103,726
Salaries and wages	649,293	279,029	370,264
Loss from Operations	(3,286,408)	(1,243,401)	(2,043,007)
Gain/(Loss) on derivative liability	1,812,224	(3,977,041)	5,789,265
Other income and (expense)	19,300	118,923	(99,623)
Income (loss) from discontinued Operations	—	—	—
Net Income (loss)	$(1,454,884)	$(5,101,519)	$(3,646,635)

            Until the Company experiences an increase in operations as it continues to implement its business plan, significant losses are expected to continue as the trend is reflected in the chart above.

Critical Accounting Estimates

Fair Value of Financial Instruments
In accordance with ASC 820, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, and notes payable approximates fair value due to the short-term maturity of these instruments. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The Company also has stock warrant derivative liabilities that are measured at fair value on a recurring basis using Level 3 inputs.

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

Research and Development
The Company follows the policy of expensing its research and development costs in the period in which they are incurred in accordance with ASC 730. The Company incurred net research and development expenses of $1,625,695 and $521,969 during the years ended September 30, 2012 and 2011, respectively.

On July 20, 2010 the Company applied for a grant under the IRS Qualifying Therapeutic Discovery Project (QTDP) program. The application was approved and expenses spent on research and development during the years ended September 30, 2012 and 2011 totaling $- and $179,358 were approved for reimbursement under the grant program, respectively. These amounts have been recorded as grant receivables and as a reduction in research and development expenses.

Share-based Compensation
The Company follows the provisions of ASC 718, “Share-Based Payments” which requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. The Company uses the Black-Scholes pricing model for determining the fair value of stock based compensation.

In accordance with ASC 505, equity instruments issued to non-employees for goods or services are accounted for at fair value and are marked to market until service is complete or a performance commitment date is reached, whichever is earlier.

Off-Balance Sheet Arrangements

The Company has not entered into any off-balance sheet arrangements.

Tabular Description of Principal Contracts

The Company is not engaged in any contract for sale or distribution of its product to date; and, therefore, does not have any specific disclosure under this heading.

Summary of Significant Events

The Company is a biotechnology company focused on the development of the Company’s previously acquired compounds, with focus on the clinical development of our two later stage lead products, OHR/AVR118 for the treatment of cancer cachexia (multi-symptom wasting disorder), and Squalamine for the treatment of the wet form of age-related macular degeneration (“AMD”) using an eye drop formulation. We acquired OHR/AVR118 in a secured party sale and Squalamine from the Genaera Liquidating Trust as part of the Company’s strategy to acquire undervalued biotechnology companies and assets.

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

On April 12, 2010 the Company hired Dr. Irach Taraporewala as CEO and Sam Backenroth as Vice President of Business Development and CFO.

On September 24, 2012, the Company announced the initiation of a multi center, randomized, placebo controlled Phase II trial to evaluate the efficacy and safety of Squalamine eye drops for the treatment of wet-AMD.

The Company is currently engaged in the clinical testing of OHR/AVR118 and the Squalamine eye drop program for the treatment of wet-AMD.

Discontinued Operations and Divestment of Assets

On June 5, 2007, the Company announced that it ceased its broadband maritime operations and reduced employment to a small residual force.

On November 1, 2007, the Company sold substantially all of its assets (primarily intellectual property and technology) relating to broadband services to ships to private investors for 460,000.

The Company has limited core operating expenses as we have only two full-time employees. In connection with the hiring of our executive management team, we established an office in New York City

Products and Markets

The Company is a pharmaceutical company currently focused on development of the Company’s previously acquired compounds. With the addition of our executive management team in April 2010, we have shifted our strategy accordingly to focus on the development of our two later stage lead products, OHR/AVR 118 for the treatment of cancer cachexia, and Squalamine eye drops for the treatment of wet-AMD. We acquired OHR/AVR118 in a secured party sale and Squalamine from the Genaera Liquidating Trust as part of the Company’s strategy to acquire undervalued biotechnology companies and assets.

Product Pipeline

Squalamine

Squalamine is a small molecule anti-angiogenic drug with a novel intracellular mechanism of action. The drug acts against the development of aberrant neovascularization by inhibiting multiple protein growth factors of angiogenesis, including vascular endothelial growth factor (“VEGF”), platelet-derived growth factor (“PDGF”) and basic fibroblast growth factor growth factor (“bFGF”). Recent clinical evidence has shown PDGF to be an additional target for the treatment of Wet Age-related Macular Degeneration (“Wet-AMD”). Using an intravenous formulation in over 250 patients in Phase I and Phase II trials for the treatment of Wet-AMD, the trials demonstrated that the molecule had biological effect and maintained and improved visual acuity outcomes, with both early and advanced lesions responding.

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
•	Eye drops versus standard of care which is an intravitreal injection directly into the eye every 4-8 weeks on a chronic basis

•
Reduction or elimination of intravitreal injections has the potential to provide patients with improved safety by reducing or eliminating side effects associated with the intravitreal injection procedure

•
Inhibition of multiple growth factors may achieve superior visual acuity outcomes. Clinical evidence has demonstrated that inhibiting VEGF and PDGF together may provide patients with better visual acuity outcomes than anti-VEGF therapy alone

•	Cost advantage of manufacturing a small molecule when compared to large molecule proteins and antibodies

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

     The Company conducted preclinical testing on the novel topical formulation with the following results:
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

•
Multi Dose Biodistribution Study: Squalamine eye drops were administered once or twice daily in both eyes for up to 14 days in Dutch belted rabbits. The eyes were examined one full dosing interval (12 hours when given twice daily, 24 hours when given once daily) after the last administration of Squalamine eye drops to determine concentrations of Squalamine in the posterior ocular tissues (“Trough” level). At all time point and dosing regimens, Trough Squalamine concentrations exceeded tissue concentrations of Squalamine that are known to block the choroidal neovascularization process in Wet-AMD.

•
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

We commenced a clinical study, named OHR-002, at the end of September 2012. Study OHR-002 is a randomized, double blind, placebo controlled Phase II study to evaluate the efficacy and safety of Squalamine Eye Drops for the treatment of wet-AMD. The study will enroll 120 treatment naïve wet-AMD patients at twenty two clinical sites in the U.S., who will be treated with Squalamine Eye Drops or placebo eye drops twice daily for a nine month period. The primary and secondary endpoints include visual acuity parameters, need for rescue intravitreal injections, and safety. The protocol includes an interim analysis upon the completion of the treatment period in 50% of the patients (approximately 60). We expect to complete enrollment of the study in 2013 and release interim data in the fourth quarter of 2013.

Additionally, Squalamine has shown promise in the treatment of solid tumors such as ovarian cancer using the intravenous formulation in significantly higher doses than the eye drop formulation. In a Phase IIa study, patients with stage III and IV refractory and resistant ovarian cancer received Squalamine in conjunction with carboplatin, with approximately two thirds of the patients achieving a complete response, partial response or stable disease. Squalamine has been awarded Orphan Drug Status by the FDA for the treatment of late stage resistant or refractory ovarian cancer. We expect to publish or present survival data on the completed phase IIa study in 2013 at a scientific conference or appropriate forum. Because of funding constraints, Ohr is seeking a development partner to further advance development of this indication.

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

Ohr is currently conducting a Phase II clinical trial of OHR/AVR 118 for the treatment of cancer cachexia at a leading cancer center in Canada. Cancer cachexia is a severe wasting disorder characterized by weight loss, muscle atrophy, fatigue, weakness, and significant loss of appetite. This disorder is often seen in late stage cancer patients. OHR/AVR118 has also anecdotally shown to have chemoprotective effects, thus potentially allowing patients to better tolerate chemotherapy and radiation as well as more intensive treatment regimens with ordinary toxic chemotherapeutic agents, while maintaining body weight and avoiding other side effects. There is currently no FDA approved drug for the treatment of cancer cachexia. The Company presented interim data on this current trial at the annual conference of the Society of Cachexia and Wasting Disorders in Barcelona, Spain in December 2009.  In December 2010, the Company opened a new clinical site for the ongoing Phase II trial in cancer cachexia at the Ottawa Hospital Cancer Centre and enrolled the first three patients at the new site. Enrollment in the trial has been completed and we expect to report data in the first quarter of 2013.

Ohr also owns various other compounds in earlier stages of development, including the PTP1b inhibitor trodusquemine and related analogs, which it is conducting preclinical research on with an academic laboratory, and will seek to develop further through a strategic partnership, joint venture, or on a sponsored basis.

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

We have audited the accompanying balance sheet of OHR Pharmaceutical, Inc. (the “Company”) as of September 30, 2011, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and for the period of October 1, 2007 (inception) through September 30, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OHR Pharmaceutical, Inc. as of September 30, 2011, and the results of its operations, and its cash flows for the year then ended and for the period of October 1, 2007 (inception) through September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

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
New York, NY

We have audited the accompanying balance sheet of OHR Pharmaceutical, Inc. (the “Company”) as of September 30, 2012 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended and for the period from October 1, 2007 (inception) through September 30, 2012.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We did not audit the financial statements of OHR Pharmaceutical, Inc. for the period from October 1, 2007 (inception) through September 30, 2011.  Those financial statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from October 1, 2007 (inception) through September 30, 2011, included in the cumulative totals, is based solely upon the report of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OHR Pharmaceutical, Inc. as of September 30, 2012, and the results of its operations and its cash flows for the year then ended and for the period from October 1, 2007 (inception) through September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
January 9, 2013

ASSETS
	September 30,	September 30,
	2012	2011
CURRENT ASSETS
Cash	$2,632,413	$469,786
Prepaid expenses	218,242	37,611
Grant receivable	—	179,358
Other current assets	—	5,000

Total Current Assets	2,850,655	691,755

EQUIPMENT, net	43,111	19,164

OTHER ASSETS
Patent costs, net	623,654	701,927

TOTAL ASSETS	$3,517,420	$1,412,846

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$300,462	$301,055
Notes payable	22,037	—
Derivative liabilities	768,696	5,893,544

Total Current Liabilities	1,091,195	6,194,599

TOTAL LIABILITIES	1,091,195	6,194,599

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, Series B; 6,000,000 shares authorized,
at $0.0001 par value, 5,583,336 and 5,583,336 shares
issued and outstanding, respectively	558	558
Common stock; 180,000,000 shares authorized,
at $0.0001 par value, 47,258,686 and 39,702,580
shares issued and outstanding, respectively	4,726	3,970
Additional paid-in capital	30,963,228	22,289,231
Stock subscription receivable	(11,891)	—
Accumulated deficit	(21,628,748)	(21,628,748)
Deficit accumulated during the development stage	(6,901,648)	(5,446,764)

Total Stockholders' Equity (Deficit)	2,426,225	(4,781,753)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$3,517,420	$1,412,846

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Statements of Operations

			From Inception of
			the Development
			Stage on
			October 1,
	For the Year Ended		2007 Through
	September 30,		September 30,
	2012	2011	2012
REVENUES	$—	$—	$—
COST OF SALES	—	—	—
GROSS PROFIT	—	—	—

OPERATING EXPENSES
General and administrative	135,552	104,348	1,133,368
Professional fees	875,868	338,055	2,341,417
Research and development	1,625,695	521,969	2,426,215
Salaries and wages	649,293	279,029	1,230,874
Total Operating Expenses	3,286,408	1,243,401	7,131,874

OPERATING LOSS	(3,286,408)	(1,243,401)	(7,131,874)

OTHER INCOME (EXPENSE)
Interest expense	(1,817)	(2,433)	(51,540)
Gain(loss) on derivative liabilities	1,812,224	(3,977,041)	(684,229)
Gain on sale of assets	—	70,500	70,500
Gain on settlement of debt	21,005	49,179	153,557
Other income and expense	112	1,677	63,525
Total Other Income (Expense)	1,831,524	(3,858,118)	(448,187)

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(1,454,884)	(5,101,519)	(7,580,061)

PROVISION FOR INCOME TAXES	—	—	—

LOSS BEFORE DISCONTINUED OPERATIONS	(1,454,884)	(5,101,519)	(7,580,061)
Income from discontinued operations
(including gain on disposal of $606,000)	—	—	678,413
GAIN ON DISCONTINUED OPERATIONS	—	—	678,413

NET LOSS	$(1,454,884)	$(5,101,519)	$(6,901,648)

BASIC AND DILUTED LOSS PER SHARE
Continuing operations	$(0.03)	$(0.13)
Discontinued operations	0.00	0.00
	$(0.03)	$(0.13)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
BASIC AND DILUTED	42,728,376	38,666,744

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

								Deficit Accumulated
	Series B Preferred Stock		Common Stock		Additional Paid-in	Stock Subscription	Accumulated	During the Development	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Stage	(Deficit)

Balance, October 1, 2007	—	$—	25,247,006	$2,525	$21,363,107	$—	$(21,628,748)	$—	$(263,116)

Fair value of warrants granted to employees	—	—	—	—	271,484	—	—	—	271,484

Net income for the year ended September 30, 2008	—	—	—	—	—	—	—	24,827	24,827
Balance, September 30, 2008	—	—	25,247,006	2,525	21,634,591	—	(21,628,748)	24,827	33,195

Fair value of warrants granted to employees	—	—	—	—	411,860	—	—	—	411,860

Preferred stock and warrants issued for cash	5,583,336	558	—	—	1,004,442	—	—	—	1,005,000

Fair value of warrants granted	—	—	—	—	27,079	—	—	—	27,079

Net loss for the year ended September 30, 2009	—	—	—	—	—	—	—	(864,449)	(864,449)
Balance, September 30, 2009	5,583,336	$558	25,247,006	$2,525	$23,077,972	$—	$(21,628,748)	$(839,622)	$612,685

Fair value of warrants granted	—	—	—	—	133,682	—	—	—	133,682

Fair value of employee stock options	—	—	—	—	219,541	—	—	—	219,541

Exercise of warrants for cash	—	—	5,583,336	558	1,004,442	—	—	—	1,005,000

Replacement warrants	—	—	—	—	(2,868,242)	—	—	—	(2,868,242)

Exercise of cashless warrants	—	—	4,547,238	455	(455)	—	—	—	—

Conversion of convertible debenture	—	—	25,000	2	9,998	—	—	—	10,000

Common stock issued for services	—	—	50,000	5	10,495	—	—	—	10,500

Net income for the year ended September 30, 2010	—	—	—	—	—	—	—	494,377	494,377
Balance, September 30, 2010	5,583,336	$558	35,452,580	$3,545	$21,587,433	$—	$(21,628,748)	$(345,245)	$(382,457)

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
								Deficit Accumulated
	Series B Preferred Stock		Common Stock		Additional Paid-in	Stock Subscription	Accumulated	During the Development	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Stage	(Deficit)
Balance, September 30, 2010	5,583,336	$558	35,452,580	$3,545	$21,587,433	$—	$(21,628,748)	$(345,245)	$(382,457)

Common stock and warrants issued for cash	—	—	4,200,000	420	520,733	—	—	—	521,153

Common stock issued for services	—	—	50,000	5	9,995	—	—	—	10,000

Warrants issued for services	—	—	—	—	123,170	—	—	—	123,170

Stock option expense	—	—	—	—	47,900	—	—	—	47,900

Net loss for the year ended
September 30, 2011	—	—	—	—	—	—	—	(5,101,519)	(5,101,519)
Balance, September 30, 2011	5,583,336	558	39,702,580	3,970	22,289,231	—	(21,628,748)	(5,446,764)	(4,781,753)

Common stock and warrants issued for cash	—	—	1,833,342	183	958,347	—	—	—	958,530

Common stock and warrants issued for services	—	—	397,767	40	941,371	—	—	—	941,411

Common stock issued in exercise of warrants	—	—	5,324,997	533	2,913,918	(11,891)	—	—	2,902,560

Stock option expense	—	—	—	—	406,267	—	—	—	406,267

Close out of derivative liability	—	—	—	—	3,454,094	—	—	—	3,454,094

Net loss for the year ended
September 30, 2012	—	—	—	—	—	—	—	(1,454,884)	(1,454,884)
Balance, September 30, 2012	5,583,336	$558	47,258,686	$4,726	$30,963,228	$(11,891)	$(21,628,748)	$(6,901,648)	$2,426,225

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
			From Inception of
			the Development
			Stage on
			October 1,
	For the Year Ended		2007 Through
	September 30,		September 30,
	2012	2011	2012
OPERATING ACTIVITIES
Net loss	$(1,454,884)	$(5,101,519)	$(6,901,648)
Adjustments to reconcile net loss to net cash
used in operating activities:
Discontinued operations	—	—	(678,413)
Common stock issued for services	309,322	10,000	329,822
Warrants issued for services	632,089	123,170	1,183,513
Stock option expense	406,267	47,900	1,085,568
(Gain) loss on extinguishment of debt	(21,005)	(49,179)	(89,594)
Gain on sale of asset	—	(70,500)	(70,500)
(Gain) loss on derivative liabilities	(1,812,224)	3,977,041	684,231
Depreciation	9,456	5,004	15,310
Amortization of patent costs	78,273	78,480	176,346
Changes in operating assets and liabilities
Prepaid expenses and deposits	(105,893)	82,303	(143,084)
Other receivables and other current assets	184,358	(119,236)	85,025
Accounts payable and accrued expenses	20,412	12,009	108,624
Net Cash Used in Operating Activities	(1,753,829)	(1,004,527)	(4,214,800)

INVESTING ACTIVITIES
Proceeds from sale of asset	—	70,500	70,500
Purchase of equipment	(33,403)	—	(58,421)
Purchase of patents and other intellectual property	—	—	(300,000)
Discontinued operations	—	—	418,000
Net Cash Provided by (Used in) Investing Activities	(33,403)	70,500	130,079

FINANCING ACTIVITIES
Proceeds from the sale of preferred stock and warrants	—	—	1,005,000
Proceeds from the sale of common stock and warrants	1,100,000	1,050,000	2,150,000
Proceeds from warrants exercised for cash	2,902,560	—	3,907,560
Proceeds from related party payables	—	—	125,453
Repayments of related party payables	—	—	(125,453)
Proceeds from short-term notes payable	—	—	64,408
Repayments of short-term notes payable	(52,701)	(17,486)	(117,109)
Repayment of convertible debentures	—	(51,115)	(490,000)
Net Cash Provided by Financing Activities	3,949,859	981,399	6,519,859

NET CHANGE IN CASH	2,162,627	47,372	2,435,138
CASH AT BEGINNING OF PERIOD	469,786	422,414	197,275
CASH AT END OF PERIOD	$2,632,413	$469,786	$2,632,413
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$1,817	$24,003	$71,740
Income taxes	—	—	—

NON CASH FINANCING ACTIVITIES:
Reclassification of derivative liability to permanent equity	3,454,094	—	3,454,094
Financing of insurance premiums through issuance of short term notes	74,738		74,738
Transfer of investment for dividends payable	—	—	186,000
Purchase of patents for debenture	—	—	500,000
Conversion of debenture	—	—	10,000
Options issued to settle accounts payable	—	—	3,991

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2012

NOTE 1 – DESCRIPTION OF BUSINESS

Prior Business - The Company was originally formed under the name Prime Resource, Inc., a Utah corporation. After disposing of its prior business, on March 30, 2007 the Company merged with Broadband Maritime Inc., a broadband maritime service supplier.  No goodwill was recognized in the merger since Broadband Maritime was treated as the acquirer for accounting purposes, and the Company was a “shell company.” On June 5, 2007, after cancellations of key contracts, the Company announced that it had ceased broadband maritime operations and reduced employment to a small residual force. Accordingly, the Company ceased operations effective September 30, 2007 and was reclassified as a development stage enterprise, from the date of cessation forward. On August 4, 2009 the Company merged with and into Ohr Pharmaceutical, Inc., a Delaware corporation (“Ohr”). Under the terms of the merger agreement Ohr became the surviving corporation in the merger. Each outstanding share of pre-merger Company common stock and preferred stock was converted into one share of Ohr common stock. Additionally, all outstanding pre-merger Company options and warrants were assumed and converted into equivalent Ohr warrants or options and maintained substantially identical terms. Finally, each outstanding share of Ohr stock owned by the Company pre-merger immediately prior to the effective date of the merger ceased to be outstanding and was cancelled and retired.

The Company is a biotechnology company focused on the development of the Company’s previously acquired compounds. With the addition of a new executive management team in April 2010, the Company has shifted its strategy accordingly to focus on the development of two later stage lead products for the treatment of cancer cachexia and wet-AMD.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassification of Financial Statement Accounts
Certain amounts in the September 30, 2011 financial statements have been reclassified to conform to the presentation in the September 30, 2012 financial statements.

Cash and Cash Equivalents
The Company considers all highly-liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had approximately $2,382,413 and $219,786 of cash balances in excess of federally insured limits at September 30, 2012 and 2011, respectively.

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

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2012

Valuation of Long-Lived Assets
Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of September 30, 2012 and 2011, management does not believe any of the Company’s long-lived assets were impaired.

Fair Value of Financial Instruments
In accordance with ASC 820, the carrying value of cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates fair value due to the short-term maturity of these instruments. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2012 and 2011, on a recurring basis:

				Total
Assets and liabilities measured at fair				Carrying
value on a recurring basis at September 30, 2012	Level 1	Level 2	Level 3	Value
Stock warrant derivative liabilities	$—	$—	$(768,696)	$(768,696)
	$—	$—	$(768,696)	$(768,696)

				Total
Assets and liabilities measured at fair				Carrying
value on a recurring basis at September 30, 2011:	Level 1	Level 2	Level 3	Value
Stock warrant derivative liabilities	$—	$—	$(5,893,544)	$(5,893,544)
	$—	$—	$(5,893,544)	$(5,893,544)

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

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2012

The following tables present the fair value of financial instruments as of September 30, 2012, by caption on the balance sheet and by ASC 820 valuation hierarchy described above.

Stock Warrant
Level 3 Reconciliation:	Derivative
Level 3 assets and liabilities at September 30, 2011	$(5,893,544)
Purchases, sales, issuances and settlements (net)	3,312,624
Mark to market adjustments	1,812,224
Total level 3 assets and liabilities at September 30, 2012	$(768,696)

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

Research and Development
The Company follows the policy of expensing its research and development costs in the period in which they are incurred in accordance with ASC 730. The Company incurred net research and development expenses of $1,625,695 and $521,969 during the years ended September 30, 2012 and 2011, respectively.

On July 20, 2010 the Company applied for a grant under the IRS Qualifying Therapeutic Discovery Project (QTDP) program. The application was approved and expenses spent on research and development during the years ended September 30, 2012 and 2011 totaling $- and $179,358 were approved for reimbursement under the grant program, respectively. These amounts have been recorded as grant receivables and as a reduction in research and development expenses.

Share-based Compensation
The Company follows the provisions of ASC 718, “Share-Based Payments” which requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. The Company uses the Black-Scholes pricing model for determining the fair value of stock based compensation.

In accordance with ASC 505, equity instruments issued to non-employees for goods or services are accounted for at fair value and are marked to market until service is complete or a performance commitment date is reached, whichever is earlier.

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

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2009 to 2011 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax years.

Loss Per Share
Basic loss per common share is computed by dividing losses attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2012

Diluted loss per common share is computed by dividing losses attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding convertible Preferred Stock, stock options, and warrants.

For the year ended September 30, 2012 and 2011, all of the Company’s potentially dilutive securities (warrants, options, and convertible preferred stock) were excluded from the computation of diluted loss per share as they were anti-dilutive. The total number of potentially dilutive shares that were excluded was 34,410,090 and 15,754,301 at September 30, 2012 and 2011, respectively.

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – PATENT COSTS

Patent costs represent the capitalized purchase price of assets acquired in the secured party sale as part of the Company’s strategy to acquire  undervalued biotechnology companies and assets. As of September 30, 2012, the Company had purchased $800,000 worth of biotechnology patents and other intellectual property. In these acquisitions, the Company used approximately $300,000 in cash and issued a $500,000 convertible debenture for the remainder of the cost, which has been paid in full.

The Company amortizes its patents over the life of each patent. During the year ended September 30, 2012 and 2011, the Company recognized $78,273 and $78,480 in amortization expense on the patents, respectively. The amortization expense has been included in research and development expense.

NOTE 4 – NOTES PAYABLE

On March 24, 2012, the Company entered into a financing arrangement for its directors and officers insurance policy in the amount of $48,300. The financing arrangement bears interest at 11.5% and will be fully paid in 12 months from the date of issuance. As of September 30, 2012, the Company had repaid $39,251 of principal and had paid interest of $1,329 in cash.

On June 30, 2012, the Company entered into a financing arrangement for its clinical trial insurance in the amount of $24,438. The financing arrangement bears interest at 12.95% and will be fully paid in 12 months from the date of issuance. As of September 30, 2012, the Company had repaid $13,450 of principal and had paid interest of $488 in cash.

NOTE 5 – DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS

Effective July 31, 2009, the Company adopted ASC Topic No. 815-40 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock.  As of September 30, 2012, the Company has one group of securities which contain certain provisions which result in these securities not being solely indexed to the Company’s own stock and are not afforded equity treatment.

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

The fair value of the derivative liability was calculated using a Lattice Model that values the embedded derivatives based on future projections of the various potential outcomes. The assumptions that are analyzed and incorporated into the model include the conversion feature with the full ratchet and weighted average anti-dilution reset, expectations of future stock price performance and expectations of future issuances based on the Company’s prior stock history, prior issuances of stock, and expected capital requirements.  Probabilities were assigned to various scenarios in which the reset provisions would go into effect and weighted accordingly.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2012

The total fair value of the Class H Warrants at issuance date, amounting to $2,868,242, has been recognized as a derivative liability with all future changes in the fair value of these warrants being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on derivative liabilities” until such time as the warrants are exercised or expire.

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

The total fair value of the Class I Warrants at issuance date, amounting to $528,847, has been recognized as a derivative liability with all future changes in the fair value of these warrants being recognized in earnings in the Company’s Statement of Operations under the caption “Other income (expense) – Gain (loss) on warrant derivative liabilities” until such time as the warrants are exercised or expire. The total cash proceeds of $1,050,000 were first applied to the warrants with the remaining $521,153 allocated to the common shares and recorded in additional paid-in capital.

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

As a result, the Company recorded the fair value of the warrants as a derivative liability.  The fair value of the derivative liability was calculated using a Lattice Model that values the embedded derivatives based on future projections of the various potential outcomes. The assumptions that are analyzed and incorporated into the model include expectations of additional potential shares to be issued under the provision, the expectations of future stock price performance, expectations of future issuances based on the Company’s prior stock history, prior issuances of stock, and expected capital requirements.  Probabilities were assigned to various scenarios in which the reset provisions would go into effect and weighted accordingly.

Out of the total $1,100,000 raised in the offering, the Company has allocated $141,470 of the proceeds to the Ratchet Provision derivative liability based on the total fair value on the date of issuance.  The $141,470 has been recognized as a derivative liability on the date of issuance with all future changes in the fair value of this derivative being recognized in earnings in the Company’s Statement of Operations under the caption “Other income (expense) – Gain (loss) on derivative liabilities” until such time as the Ratchet Provision expires.  The remaining proceeds of $958,530 have been allocated to the common stock and warrants based on their relative fair market values (see Note 6).

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as other income or expense item.  The Company’s only assets or liabilities measured at fair value on a recurring basis are its derivative liabilities associated with the Ratchet Provision, and Class I warrants.  At September 30, 2012, the Company revalued the derivatives and determined that, during the year ended September 30, 2012, the Company’s derivative liability decreased by $1,812,224 to $768,696 (excluding the decrease in liability related to the reclassification of the fair market value of the Class H warrants as described above but including the $51,769 gain associated with their revaluation prior to reclassification).

NOTE 6 – CAPITAL STOCK

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

On September 23, 2010 the holder of the convertible debenture elected to convert $10,000 of the remaining principal balance into 25,000 common shares at $0.40 per share pursuant to the conversion rights of the note.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2012

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

On February 15, 2012, the Company issued 166,667 shares of common stock as a deposit on a service contract. The shares were valued at $0.60 per share based on the fair market value of the services to be provided.  The Company recorded the corresponding $100,000 fair market value as research and development expense.

On March 18, 2012, the Company issued 130,000 shares of common stock as a deposit on a service contract. The shares were valued at $0.84 per share based on the fair market value of the stock on the date of issuance.  The Company recorded the corresponding $109,200 fair market value as professional fees.

On April 10, 2012 the Company converted 43,392 warrants into shares of common stock through a cashless exercise. The cashless calculation amounted to 12,662 shares of common stock which were issued April 11, 2012.

On June 28, 2012, the Company issued 5,299,002 shares of common stock for total proceeds of $2,914,452 to investors who elected to convert their series H warrants at an exercise price of $0.55. As an incentive to exercise the options, the Company agreed to issue 0.6 replacement warrants for each full warrant exercised.  The Company issued 3,179,410 replacement warrants under the incentive provision with an exercise price of $1.20.  The warrants were valued at $2,663,204.  As the original warrants were issued as part of cash financing, the value of these warrants has been included as an offsetting entry within additional paid-in capital. As of September 30, 2012, the Company has received $2,902,560 in cash and has recorded a stock subscription receivable of $11,891, of which all had been received as of the date these financial statements were issued.

On July 9, 2012, the Company received a notice of exercise for 30,000 warrants to purchase common stock through a cashless exercise. The cashless calculation amounted to 13,333 shares of common stock which were issued on July 17, 2012.

On September 12, 2012, the Company issued 100,000 shares of common stock as a deposit on a service contract. The shares were valued at $0.99 per share based on the fair market value of the stock on the date of issuance.  The Company recorded the corresponding $99,000 fair market value as professional fees.

On September 19, 2012, the Company issued 1,100 shares of common stock to a consultant for services. The shares were valued at $1.02 per share based on the market price of the shares on the date of issuance.  The Company recorded the corresponding $1,122 expense to general and administrative expense.

NOTE 7 – COMMON STOCK WARRANTS

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
September 30, 2012

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

Between May 12 and August 23, 2011, the Company issued a total of 625,000 warrants for services rendered to the Company.  As of September 30, 2012, 495,000 warrants with a fair value of $296,882 had vested. During the year ended September 30, 2012, the Company recorded an expense of $54,014 to professional fees and $119,698 to research and development expense related to warrants vested during the period.

In connection with the December 16, 2011 financing, the investors received 916,678 Class J five year warrants to purchase common stock at an exercise price of $0.65 per share.  On the date of issuance, the Company calculated the relative fair value of these warrants to be $314,453.

On December 21, 2011, the Company issued a total of 3,125 warrants for services rendered to the Company. In conjunction with this issuance, the Company recognized $1,967 in consulting expense. The warrants are exercisable for five years at an exercise price of $0.65 per share.

On March 3, 2012, the Company issued a total of 350,000 fully-vested warrants with a fair market value of $220,422 as a retainer for services to be rendered to the Company.  In accordance with ASC 505-50-25, the Company recorded the fair market value of the warrants as professional fees.

On April 12, 2012, the Company issued a total of 15,000 fully-vested warrants with a fair market value of $12,775 as a retainer for services to be rendered to the Company.  In accordance with ASC 505-50-25, the Company recorded the fair market value of the warrants as professional fees.

Between May 18, 2012 and July 11, 2012, the Company issued a total of 400,000 warrants with a fair market value of $357,394 for services yet to be rendered to the Company.  The 350,000 warrants vest in two equal amounts three and six months from the date of issuance while the remaining 50,000 warrants vest over four quarters effective October 11, 2012.  As of September 30, 2012, the Company has recorded $157,235 in professional fees related to the warrants that have vested to date.

On June 28, 2012, the Company issued 3,179,410 replacement warrants under an incentive provision offered to investors who converted their series H warrants.  The warrants were valued at $2,663,204.  As the original warrants were issued as part of cash financing, the value of these warrants has been included as an offsetting entry within additional paid-in capital.

On September 7, 2012, the Company issued 75,000 fully-vested warrants with a fair value of $65,978  to a related party  as compensation for the use of the office facilities and receptionist. Such warrants have an exercise price of $1.00 and will be exercisable for a period of five years. In accordance with ASC 505-50-25, the Company recorded the fair market value of the warrants as Professional Fees.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2012

Below is a table summarizing the warrants issued and outstanding as of September 30, 2012.

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price	Life (Years)	Date	Exercised
Balance 10/1/08	13,509,857	1.18	5	Various	15,941,631
03/20/09	5,000,000	0.50	5	03/31/14	2,500,000
06/03/09	11,166,672	0.18	5	06/03/14	2,010,001
09/30/09	150,000	0.40	5	06/30/14	60,000
Expired	—	—	—	—	—
Balance 9/30/09	29,826,529	0.69	—	—	20,511,632
10/09/09	88,000	0.50	5	10/29/14	44,000
11/09/09	18,000	0.50	5	11/09/14	9,000
12/04/09	130,000	0.60	2	12/04/11	78,000
12/15/09	(5,583,336)	0.18	—	—	(1,005,000)
01/15/10	5,583,336	0.55	5	01/15/15	3,070,835
01/15/10	(5,583,336)	0.18	—	—	(1,005,000)
04/09/10	10,000	0.55	5	4/9/2015	5,500
07/23/10	93,000	0.50	3	07/23/13	46,500
Expired	—	—	—	—	—
Balance 9/30/10	24,582,193	0.89	—	—	21,755,467
12/30/10	2,520,000	0.55	5	12/30/15	1,386,000
05/12/11	55,000	0.50	5	05/12/16	27,500
06/13/11	300,000	0.50	2	06/13/13	150,000
07/15/11	100,000	0.54	5	07/15/16	54,000
07/15/11	120,000	0.54	2	07/15/13	64,800
08/23/11	50,000	0.67	3	08/23/14	33,500
Expired	(1,090,568)	1.19	—	—	(1,297,776)
Balance 9/30/11	26,636,625	0.83	—	—	22,173,491
12/16/11	916,678	0.65	5	12/16/16	595,841
12/21/11	3,125	0.65	5	12/21/16	2,031
03/03/12	350,000	0.65	5	03/03/17	227,500
04/10/12	(43,392)	0.60	—	—	(26,035)
04/12/12	15,000	0.90	—	4/12/2015	13,500
05/18/12	350,000	0.95	—	5/18/2015	332,500
06/28/12	(5,299,002)	0.55	—	—	(2,914,451)
06/28/12	3,179,410	1.20	5	06/28/17	3,815,292
07/11/12	50,000	0.95	3	07/11/15	47,500
07/17/12	(30,000)	0.50	—	—	(15,000)
09/07/12	75,000	1.00	5	09/07/17	75,000
Expired	(620,530)	0.79	—	—	(490,219)
Balance 9/30/12	25,582,914	0.93	—	—	23,836,950

The outstanding warrants as of September 30, 2012 have an intrinsic value of approximately $4.88 million.

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

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2012

On April 12, 2010 the Company granted 1,000,000 options to employees as part of its 2009 stock option plan.  The Company calculated a fair value of $0.40 per option. Of the 1,000,000 options issued, 520,000 vested upon issuance and the remaining 480,000 vest over the five year life of the options.  As of September 30, 2012, 790,000 options have vested resulting in compensation expense of $315,341.  In the years ended September 30, 2012 and 2011, 120,000 shares vested, resulting in compensation expense in each period of $47,900.

On March 9, 2012, the Company agreed to grant 1,700,000 options to board members and executives. The Company calculated a fair value of $0.63 per option. Of the 1,700,000 options issued, 425,000 vested upon issuance and the remaining 1,275,000 vest in 25 percent tranches on each anniversary.  As of September 30, 2012, 425,000 options have vested resulting in compensation expense of $358,367.

Below is a table summarizing the options issued and outstanding as of September 30, 2012.

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price	Life (Years)	Date	Exercised
Prior 10/1/2008	—	$—	—	—	$—
04/09/09	579,141	0.65	5	04/09/13	376,442
Balance 09/30/2009	579,141	0.65	—	—	376,442
04/12/10	1,000,000	0.50	5	04/12/15	500,000
Expired	(32,176)	0.65	—	—	(20,914)
Balance 9/30/2010	1,546,965	$0.55	—	—	$855,528
Issued	—	—	—	—	—
Expired	—	—	—	—	—
Balance 9/30/2011	1,546,965	$0.55	—	—	$855,528
03/09/12	1,700,000	0.57	5	03/09/17	969,000
Expired	—	—	—	—	—
09/30/12	3,246,965	$0.56	—	—	$1,824,528

As of September 30, 2012, the outstanding options have an intrinsic value of approximately $1.45 million.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings
The Company may become involved in certain legal proceedings and claims which arise in the normal course of business.  If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s results of operations, prospects, cash flows, financial position and brand.  To the best knowledge of the Company’s management, at September 30, 2012, there are no legal proceedings which the Company believes will have a material adverse effect on its business, results of operations, cash flows or financial condition.

In July 2012, the Company received notice that it was being named, along with twenty six other parties, as a defendant in a class action lawsuit being brought against the Genaera Liquidating Trust (“Trust”). We purchased biotechnology assets from the Trust in 2009. The Company does not believe the allegations against the Company in the complaint have merit and intends to defend the case vigorously. Recognizing that the outcome of litigation is uncertain, management believes that the litigation is unlikely to have a materially adverse impact to the Company’s financial statements.

NOTE 10 – SUBSEQUENT EVENTS

On October 5, 2012, the Company received a notice of conversion from two holders of its Series B preferred shares for the conversion of 138,889 preferred shares into common shares. The conversion rate for the preferred shares is one to one into common shares. Accordingly, the Company issued 138,889 shares of common stock.

On October, 24, 2012, the Company received a notice of exercise for 200,000 warrants at an exercise price of $0.50. Accordingly, the Company issued 200,000 shares and received proceeds of $100,000.

On October 30, 2012, the Company agreed to extend the term of the 11,985,367 common stock purchase warrants, expiring October 31, 2012, to April 30, 2013, subject to the warrant agreement, as amended. These amendments include removal of the cashless exercise provision and early termination of the extension period, at the sole discretion of the Company, in the event that the Company’s common stock trades at or above $1.50 for 5 consecutive days. The warrants are exercisable at $1.19.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2012

On November 30, 2012, we received notice from a former director of the Company to exercise 160,871 options to purchase common stock using the net exercise feature in the option. Accordingly, the Company issued 92,527 shares of common stock.

Part III

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 24, 2012 Ohr Pharmaceutical, Inc. (the "Company") dismissed Anderson Bradshaw PLLC ("Anderson Bradshaw") as its independent registered public accounting firm, and on October 25, 2012, the Company selected MaloneBailey, LLP ("MaloneBailey") as its new independent registered public accounting firm responsible for auditing its financial statements. The dismissal of the Company’s former accounting firm and engagement of the new accounting firm were unanimously approved by the Company’s Board of Directors.

None of the reports of  Anderson Bradshaw on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements between the Company and Anderson Bradshaw the two most recent fiscal years and any subsequent interim period through October 24, 2012 (date of dismissal) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Anderson Bradshaw, would have caused them to make reference to the subject matter of the disagreement in connection with its report. Further, Anderson Bradshaw has not advised the Registrant that:

1) internal controls necessary to develop reliable financial statements did not exist; or

2) information has come to the attention of  Anderson Bradshaw which made it unwilling to rely upon management's representations, or made it unwilling to be associated with the financial statements prepared by management; or

3) the scope of the audit should be expanded significantly, or information has come to the attention of Anderson Bradshaw that they have concluded will, or if further investigated, might materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, of the financial statements issued or to be issued covering the fiscal year ended September 30, 2012.

The Company did not consult with MaloneBailey prior to the date of dismissal on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer , we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal controls over financial reporting were not effective as of September 30, 2012 based on material weaknesses identified by management. The most significant material weakness that led management to this conclusion is the lack of segregation of duties in the Company’s internal control processes and adequate control over its financial reporting process. Management expects to begin to address this and other weaknesses as the Company’s capital position improves and as more employees are hired.

Due to the weakness of the Company’s internal controls, our management concluded that the Company’s disclosure controls and procedures (that is, the controls and procedures enabling timely, accurate and complete public filing of information) were ineffective as of September 30, 2012. The Company’s management will use its best efforts, notwithstanding these weaknesses to file timely required reports accurately and completely.

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

ITEM 9B OTHER INFORMATION

NONE

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Following this table is a brief biographical description for each of the management principals with a brief description of their business experience and present relationship to Ohr as of September 30, 2012, together with all required relevant disclosures for the past five years.

Following the biographical information for the directors and officers is a remuneration table showing current compensation, and following this table is a security ownership table showing security ownership of the principal officers and directors, as well as those holding 5% or more of the issued and outstanding stock.

Name	Position	Current Term of Office
Ira Greenstein	Chairman	Ongoing
Irach Taraporewala	CEO, President, and Director	Ongoing
Sam Backenroth	CFO and Vice President of Business Development	Ongoing
Orin Hirschman	Director	Ongoing

Ira Greenstein –Chairman of the Board, Director 50

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

Dr. Irach B. Taraporewala- Chief Executive Officer and President 56

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

Sam Backenroth- Chief Financial Officer and Vice President of Business Development 28

Mr. Backenroth has served as CFO and Vice President of Business Development since April 2010. Mr. Backenroth has previously worked as an investment banker with The Benchmark Company LLC, an investment banking firm specializing in micro-cap biotech transactions. While at Benchmark, he helped fund numerous small biotech companies raise in excess of $75 million of growth equity capital through a variety of structures. Mr. Backenroth also acted as an advisor to multiple public and private biotech companies in assisting with business development activities, joint ventures, licensing, strategic partnerships, and mergers & acquisitions. He graduated with honors from Touro College with a Bachelors degree in finance.

Orin Hirschman –Director 44

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all of our directors and employees, including our chief executive officer, chief financial officer and other officers. Our Code of Ethics includes provisions covering conflicts of interest, the reporting of illegal or unethical behavior, business gifts and entertainment, compliance with laws and regulations, insider trading practices, antitrust laws, bribes or kickbacks, corporate record keeping, and corporate accounting and disclosure. The Code of Ethics is available at the Investor Relations section of our website at www.ohrpharmaceutical.com. Our Code of Ethics may also be obtained without charge upon written request to Ohr Pharmaceutical, Inc. 489 5 th Avenue, 28 th Floor, New York, NY 11017, Attention: Investor Relations.

Nominating Committee

Due to its current limited staffing levels, the Company does not have a Nominating Committee for nomination of Directors. The Company’s current Directors, Messrs. Greenstein, Hirschman, and Taraporewala participate in the consideration of director nominees.

There are no material changes to the procedures by which security holders may recommend nominees to Ohr’s Board of Directors. To date, the Board of Directors has not received any director nominations from stockholders of the Company.

The Board of Directors will consider director candidates recommended by stockholders. The Board does not intend to alter the manner in which it evaluates candidates based on whether the candidate was recommended by a stockholder or not. Stockholders who wish to recommend individuals for consideration by the Board to become nominees for election to the Board may do so by delivering a written recommendation to Ohr at the following address: Ohr Pharmaceutical, Inc., 489 5 th Avenue, 28 th Floor, New York, NY 10017, at least six months prior to any meeting at which directors are to be elected. Submissions must include the full name of the proposed nominee, a description of the proposed nominee's business experience for at least the previous five years, complete biographical information, a description of the proposed nominee's qualifications as a director and a representation that the nominating stockholder is a beneficial or record owner of the Company's stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

Audit Committee

Due to its current staffing levels, the Company does not have an Audit Committee. Accordingly, the Board of Directors is acting as the Registrant’s audit committee. Mr. Greenstein is independent. Mr. Hirschman and Dr. Taraporewala are not independent.

ITEM 11 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ira Greenstein, Chairman and Director	2012	0	0	0	63,241	0	0	0	63,241
	2011	0	0	0	0	0	0	0	0
Orin Hirschman
Director	2012	0	0	0	63,241	0	0	0	63,241
	2011	0	0	0	0	0	0	0	0

Irach Taraporewala President and CEO	2012	138,000	0	0	187,479	0	0	0	325,479
	2011	130,000	0	0	39,917	0	0	0	169,917

Sam Backenroth VP Bus. Development CFO	2012	84,000	0	0	92,305	0	0	0	176,305
	2011	52,000	20,000	0	7,983	0	0	0	79,983

Outstanding Equity Awards at Fiscal Year-End

A. Option Awards

The following table provides certain information with respect to individual grants during the fiscal year ended September 30, 2012 to each of our named executive officers of common share purchase options relating to our common shares:

Name	Number of Common Shares Underlying Unexercised Options (#) Exercisable	Number of Common Shares Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Ira Greenstein Chairman and Director	75,000	—	225,000	$0.57	3/09/2017
Orin Hirschman Director	75,000	—	225,000	$0.57	3/09/2017
Irach Taraporewala CEO , President, and Director	800,000	—	700,000	$0.50 to $0.57	4/12/2015; 3/09/2017
Sam Backenroth VP Bus. Development & CFO	265,000	—	335,000	$0.50 to $0.57	4/12/2015; 3/09/2017

B. Stock Awards

The following table provides certain information with respect to individual grants during the fiscal year ended September 30, 2012 to each of our named executive officers of common shares:

Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ira Greenstein Chairman and Director	—	—	—	—
Irach Taraporewala CEO and President	—	—	—	—
Sam Backenroth VP Bus. Development and CFO	—	—	—	. —

No named executive officer received any grants of stock for the fiscal year ended September 30, 2012.

Employment Contracts

On March 9, 2012, the Company entered into employment agreements with Dr. Irach B. Taraporewala, the Company’s President and Chief Executive Officer, and Sam Backenroth, Chief Financial Officer and Vice President, Business Development, retroactive to January 1, 2012. Dr. Taraporewala’s annual base salary was increased to $140,000, and Mr. Backenroth’s annual base salary was increased to $105,000. The Company’s Board of Directors (the “Board”) expects to review the executives’ salaries on an annual basis.  Each executive may also receive an annual bonus at the discretion of the Board, in accordance with any bonus plan adopted by the Board, and will participate in the Company’s employee benefit programs, stock based incentive compensation plans and other benefits.

Remuneration of Officers

Dr. Taraporewala and Mr. Backenroth receive cash compensation pursuant to their employment contracts from their hiring date in April 2010 through the end of our fiscal year.

Compensation of Directors

During the fiscal year 2012, Ira Greenstein and Orin Hirschman each received options to purchase common stock.  Both Mr. Greenstein and Mr. Hirschman received 300,000 options, or which 75,000 each, vested in the current fiscal year.  The value of the options, to each Board member for the fiscal year 2012, was $63,241.  Board options expire March 9, 2017.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership, as of December 31, 2012, of our voting securities by each person known by us to be the beneficial owner of 5% or more of any class of our voting securities, by each of our directors, and by all executive officers and our directors as a group. To the best of our knowledge, all persons named below have sole voting and investment power with respect to such shares.

BENEFICIAL OWNERS OF 5% OR MORE OF REGISTRANT'S VOTING SECURITIES

Name and Address of Beneficial Owner	Shares Owned	Voting Convertible Preferred Series B (1)	Right to Acquire (2)	Common and Preferred Shares Owned Beneficially	Fully Diluted Ownership Percentage (3)
AIGH Investment Partners, LLC (4)	4,205,510	500,000	1,898,107	6,603,617	12.06%
6006 Berkeley Avenue
Baltimore, MD 21209

Globis related entities (5)	3,735,038	388,889	1,533,749	5,657,676	10.40%
60 Broad Street
New York, NY 10004

Ganot Corporation	3,609,447	555,556	1,370,095	5,535,098	10.21%
4000 Hollywood Blvd. 530 N
Hollywood, FL 33021

South Ferry #2, LP	2,845,917		1,357,519	4,203,436	7.76%
1 State Street Plaza, 29th Floor
New York, NY 10004

Camco	2,578,526	555,556	821,182	3,955,264	7.37%
271 Madison Avenue
New York, NY 10016

FAME Associates	2,156,478	277,778	874,013	3,308,269	6.16%
111 Broadway, 20th Floor
New York, NY 10006

American Investments	1,815,312		881,480	2,696,792	5.02%
P.O. Box 3236
Ramat Gam 52131 Israel

Ira Greenstein (6)	362,886	200,000	886,094	1,448,980	2.70%
c/o OHR

Irach Taraporewala (7)	60,000		1,533,000	1,593,000	2.93%
c/o OHR

Sam Backenroth (8)	10,000		1,006,000	1,016,000	1.89%

All Officers and Directors as a Group (9)	4,638,396	700,000	5,323,201	10,661,597	18.33%

(1) Shares issued in the June 1, 2009 financing convertible to common stock and voting with common as a single class.
(2) Rounded to nearest share; warrants are warrants to purchase common stock of the Registrant.
(3) Calculated on the basis of shares of Common Stock outstanding plus the number of shares such holder has the right to acquire and 5,583,336 preferred shares issued in the June 1, 2009 financing.
(4) Mr. Hirschman has sole voting and dispositive power over shares held by AIGH Investments.
(5) Mr. Packer has sole voting and dispositive power over shares and warrants held by Mr. Packer personally. Mr. Packer shares voting and dispositive power over shares and warrants held by Globis Capital Partners, and Globis Overseas Fund Ltd.

(6) Includes options granted to Mr. Greenstein for his services as a director and Chairman of the Company
(7) Includes options issued to Dr. Taraporewala
(8) Includes options issued to Mr. Backenroth
(9) Mr. Greenstein and Mr. Hirschman are serving as directors of the Company. Dr. Taraporewala is serving as CEO, President, and Director and Mr. Backenroth is serving as CFO and VP of Business Development.

Changes in Control

There are currently no arrangements which would result in a change in our control.

ITEM 13 CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company is not aware of any further transactions which would require disclosure under this section by the Company and any affiliated party.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

On October 24, 2012 the Company dismissed Anderson Bradshaw PLLC ("Anderson Bradshaw") as its independent registered public accounting firm, and on October 25, 2012, the Company selected MaloneBailey, LLP ("MaloneBailey") as its new independent registered public accounting firm responsible for auditing its financial statements. The dismissal of the Company’s former accounting firm and engagement of the new accounting firm were unanimously approved by the Company’s Board of Directors.

None of the reports of  Anderson Bradshaw on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements between the Company and Anderson Bradshaw the two most recent fiscal years and any subsequent interim period through October 24, 2012 (date of dismissal) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Anderson Bradshaw, would have caused them to make reference to the subject matter of the disagreement in connection with its report. Further, Anderson Bradshaw has not advised the Registrant that:

1)	internal controls necessary to develop reliable financial statements did not exist; or

2)
information has come to the attention of  Anderson Bradshaw which made it unwilling to rely upon management's representations, or made it unwilling to be associated with the financial statements prepared by management; or

3)
the scope of the audit should be expanded significantly, or information has come to the attention of Anderson Bradshaw that they have concluded will, or if further investigated, might materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, of the financial statements issued or to be issued covering the fiscal year ended September 30, 2012.

The Company did not consult with MaloneBailey prior to the date of dismissal on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

For fiscal year 2011, Child Van Wagoner & Bradshaw charged the Company a total of $32,000 for independent accounting and auditing fees.

For fiscal year 2012, Child Van Wagoner & Bradshaw charged the Company a total of $18,000 for independent accounting and review fees.

For fiscal year 2012, MaloneBailey charged the Company a total of $18,000 for independent accounting and review fees.

The following table represents aggregate fees billed to the Company for fiscal years ending September 30, 2012 and 2011 by Child, Van Wagoner & Bradshaw, and MaloneBailey.

	Fiscal Year Ended
	September 30, 2012 (3)	September 30, 2011 (2)
Audit Fees	$36,000	$32,000
Tax Fees (1)	$—	$—
All Other Fees	$—	$—
Total Fees	$36,000	$32,000
———————
(1) Fees paid for preparation and filing of the Company’s federal and state income tax returns.
(2) Fees billed to the Company through September 30, 2011.
(3) Fees billed to the Company through September 30, 2012.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2012
Part IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents listed below are filed as exhibits to this Annual Report on Form 10-K.

(a) Exhibit Index:

Exhibit No.
(2.1)	Form of Asset Purchase Agreement, dated as of October 16, 2007. 1
(3.1)	Articles of Incorporation, dated August 4, 2009. 6
(3.2)	ByLaws, dated August 4, 2009 6
(4.1)	Form of Warrant Agreement. 3
(10.1)	Consulting Agreement, dated November 12, 2008 3
(10.2)	Acquisition Agreement, dated November 12, 2008 3
(10.3)	Form of Warrant 3
(10.4)	Form of Registration Rights Agreement 3
(10.5)	First Amendment to Acquisition Agreement, dated January 12, 2009
(10.6)	Form of Securities Purchase Agreement, dated as of March 18, 2009 4
(10.7)	Form of Security Agreement, dated as of March 19, 2009 4
(10.8)	Form of convertible Debenture, dated as of March 19, 2009. 4
(10.9)	Form of Demand Note, dated as of March 16, 2009. 4
(10.10)	Subscription Agreement, dated as of May 31, 2009, by and among the Company and the subscribers in the private placement. 7
(10.11)	Form of Class F Common Stock Purchase Warrant issued pursuant to the Subscription Agreement, dated as if June 1, 2009. 7
(10.12)	Form of Class G Common Stock Purchase Warrant issued pursuant to the Subscription Agreement, dated as of June 1, 2009. 7
(10.13)	Form of Common Stock Purchase Warrant issued to counsel. 7
(10.14)	Asset Purchase Agreement with Genaera Liquidating Trust, dated August 21, 2009 5
(10.15)	Form of Class H Common Stock Purchase Warrant issued pursuant to the warrant exercise agreement, dated as of January 15, 2010 8
(10.16)	Employment Agreement with Dr. Irach Taraporewala dated April 12, 2010 9
(10.17)	Employment Agreement with Mr. Sam Backenroth dated April 12, 2010 9
(10.18)	The 2009 Stock Incentive Plan 10
(10.19)	Subscription Agreement, dated as of December 30, 2010, by and among the Company and the Investors in the private placement. 11
(10.20)	Form of Class I Common Stock Purchase Warrant issued pursuant to the Subscription Agreement, dated as of December 30, 2010 11
(10.21)	Form of consulting warrants 12
(10.22)	Form of Warrant Agreement, dated October 31, 2006 13
(10.23)	Amendment No. 1 to Warrant Agreement, dated October 31, 2011 13
(10.24)	Form of Subscription Agreement Dated December 16, 2011 by and between the Company and the Investors in the Private Placement 14
(10.25)	Form of Class J Common Stock Purchase Warrant issued pursuant to the Subscription Agreement, dated as of December 16, 2011 14
(10.26)	Form of Non-Qualified Option, dated March 9, 201215
(10.27)	Form of Employment Agreement,dated March 9, 201215
(10.28)	Form of Class A Common Stock Purchase Warrant issued pursuant to the Offer letter dated June 26, 201216
(31)	Certification made pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
(32)	Certification made pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101,CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
4. Filed and incorporated by reference to the Registrant’s Amended Annual Report on Form 10-K, filed on April 2, 2009.
5. Filed and incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on August 26, 2009.
6. Filed and incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on August 11, 2009.
7. Filed and incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 3, 2009.
8. Filed and incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on January 13, 2010.
9. Filed and incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 12, 2010.
10. Filed and incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 17, 2010
11. Filed and incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 5, 2011
12. Filed and incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on July 13, 2011
13. Filed and incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 2, 2011
14. Filed and incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 20, 2011
15. Filed and incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 15, 2012
16. Filed and incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 3, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:
OHR PHARMACEUTICAL, INC.

Dated:	January 9, 2013	By:	/s/ IRACH TARAPOREWALA
Irach Taraporewala, CEO

Dated:	January 9, 2013	By:	/s/ SAM BACKENROTH
Sam Backenroth, CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	January 9, 2013	By:	/s/ IRACH TARAPOREWALA
Irach Taraporewala, CEO

Dated:	January 9, 2013	By:	/s/ SAM BACKENROTH
Sam Backenroth, CFO