Form 10-Q
period 2012-12-31
Ohr Pharmaceutical Inc
filed 2013-02-19
CIK 1173281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number:  333-88480

OHR PHARMACEUTICAL, INC .
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

Yes  ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 47,690,102 shares of Common Stock outstanding as of February 15, 2013.

OHR PHARMACEUTICAL, INC.
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

TABLE OF CONTENTS	PAGE

Balance Sheets as of December 31, 2012 and September 30, 2012 (unaudited)	4
Statements of Operations for the three months ended December 31, 2012 and 2011 and the period from inception of the Development Stage on October 1, 2007 through December 31, 2012 (unaudited)	5
Statements of Cash Flows for the three months ended December 31, 2012 and 2011 and the period from inception of the Development Stage on October 1, 2007 through December 31, 2012 (unaudited)	6
Notes to Financial Statements (unaudited)	7

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)

ASSETS

	December 31,	September 30,
	2012	2012
CURRENT ASSETS
Cash	$2,068,594	$2,632,413
Prepaid expenses	210,678	218,242

Total Current Assets	2,279,272	2,850,655

EQUIPMENT, net	40,747	43,111

OTHER ASSETS
Patent costs, net	604,047	623,654

TOTAL ASSETS	$2,924,066	$3,517,420

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$204,548	$300,462
Notes payable	7,474	22,037
Derivative liabilities	2,171,819	768,696

Total Current Liabilities	2,383,841	1,091,195

TOTAL LIABILITIES	2,383,841	1,091,195

STOCKHOLDERS' EQUITY

Preferred stock, Series B; 6,000,000 shares authorized,
at $0.0001 par value, 5,444,447 and 5,583,336 shares
issued and outstanding, respectively	544	558
Common stock; 180,000,000 shares authorized,
at $0.0001 par value, 47,690,102 and 47,258,686
shares issued and outstanding, respectively	4,769	4,726
Additional paid-in capital	31,283,660	30,963,228
Stock subscription receivable	—	(11,891)
Accumulated deficit	(21,628,748)	(21,628,748)
Deficit accumulated during the development stage	(9,120,000)	(6,901,648)

Total Stockholders' Equity	540,225	2,426,225
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$2,924,066	$3,517,420

The accompanying notes are an integral part of these unaudited financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From Inception of
			the Development
			Stage on
			October 1,
	For the Three Months Ended		2007 Through
	December 31,		December 31,
	2012	2011	2012

OPERATING EXPENSES

General and administrative	$70,190	$32,911	$1,203,558
Professional fees	47,031	64,558	2,388,448
Research and development	578,513	336,155	3,004,728
Salaries and wages	119,017	63,559	1,349,891

Total Operating Expenses	814,751	497,183	7,946,625

OPERATING LOSS	(814,751)	(497,183)	(7,946,625)

OTHER INCOME (EXPENSE)

Interest expense	(559)	—	(52,099)
Gain/(Loss) on derivative liability	(1,403,123)	826,902	(2,087,352)
Gain on sale of assets	—	—	70,500
Gain on settlement of debt	—	21,005	153,557
Other income and expense	81	13	63,606

Total Other Income (Expense)	(1,403,601)	847,920	(1,851,788)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(2,218,352)	350,737	(9,798,413)

PROVISION FOR INCOME TAXES	—	—	—

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	(2,218,352)	350,737	(9,798,413)
Income from discontinued operations
(including gain on disposal of $606,000)	—	—	678,413
Income tax benefit	—	—	—

GAIN ON DISCONTINUED OPERATIONS	—	—	678,413

NET INCOME (LOSS)	$(2,218,352)	$350,737	$(9,120,000)

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Continuing operations	$(0.05)	$0.01
Discontinued operations	0.00	0.00
	$(0.05)	$0.01

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
BASIC	47,571,278	40,041,350
DILUTED	47,571,278	53,142,669

The accompanying notes are an integral part of these unaudited financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			of the
			Development
			Stage on
			October 1,
	For the Three Months Ended		2007 Through
	December 31,		December 31,
	2012	2011	2012
OPERATING ACTIVITIES
Net loss	$(2,218,352)	$350,737	$(9,120,000)
Adjustments to reconcile net loss to net cash
used by operating activities:
Discontinued operations	—	—	(678,413)
Common stock issued for services	—	—	329,822
Fair value of warrants issued for services	167,966	58,572	1,351,479
Fair value of employee stock options	52,495	11,975	1,138,063
(Gain) loss on extinguishment of debt	—	(21,005)	(89,594)
Gain on sale of asset	—	—	(70,500)
(Gain) loss on derivative liability	1,403,123	(826,902)	2,087,354
Depreciation	2,364	2,364	17,674
Amortization of patent costs	19,607	19,754	195,953
Changes in operating assets and liabilities
Prepaid expenses and deposits	7,563	(41,292)	(135,521)
Other receivables and other current assets	—	184,358	85,025
Accounts payable and accrued expenses	(95,914)	37,267	12,710

Net Cash Used in Operating Activities	(661,148)	(224,172)	(4,875,948)

INVESTING ACTIVITIES

Proceeds from sale of asset	—	—	70,500
Purchase of equipment	—	(33,403)	(58,421)
Purchase of patents and other intellectual property	—	—	(300,000)
Discontinued operations	—	—	418,000

Net Cash Provided by (Used in) Investing Activities	—	(33,403)	130,079

FINANCING ACTIVITIES

Proceeds from the sale of preferred stock and warrants	—	—	1,005,000
Proceeds from the sale of common stock and warrants	—	1,050,000	2,150,000
Proceeds from warrants and options exercised for cash	111,891	—	4,019,451
Proceeds from related party payables	—	—	125,453
Repayments of related party payables	—	—	(125,453)
Proceeds from short—term notes payable	—	—	64,408
Repayments of short-term notes payable	(14,562)	—	(131,671)
Repayment of convertible debentures	—	—	(490,000)

Net Cash Provided by Financing Activities	97,329	1,050,000	6,617,188

NET CHANGE IN CASH	(563,819)	792,425	1,871,319
CASH AT BEGINNING OF PERIOD	2,632,413	469,786	197,275

CASH AT END OF PERIOD	$2,068,594	$1,262,211	$2,068,594

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$560	$—	$72,300
Income Taxes	—	—	—

NON CASH FINANCING ACTIVITIES:
Reclassification of derivative liability to permanent equity	—	—	3,454,094
Financing of insurance premiums through issuance of short term notes	—	—	74,738
Conversion of preferred for common stock	14	—	14
Exercise of director options	9		9
Transfer of investment for dividends payable	—	—	186,000
Purchase of patents for debenture	—	—	500,000
Conversion of debenture	—	—	10,000
Options issued to settle accounts payable	—	—	3,991
Stock subscription receivable	—	50,000	—

The accompanying notes are an integral part of these unaudited financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012
(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on January 9, 2013. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.   The results of operations for the periods ended December 31, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

The following table presents the liabilities that are measured and recognized at fair value as of December 31, 2012 and September 30, 2012, on a recurring basis:

Liabilities measured at fair value on a recurring
basis at December 31, 2012	Level 1	Level 2	Level 3	Total
Stock warrant derivative liabilities	$—	$—	$2,171,819	$2,171,819
	$—	$—	$2,171,819	$2,171,819

Liabilities measured at fair value on a recurring
basis at September 30, 2012:	Level 1	Level 2	Level 3	Total
Stock warrant derivative liabilities	$—	$—	$768,696	$768,696
	$—	$—	$768,696	$768,696

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
December 31, 2012
(Unaudited)

Stock Warrant Derivative Liability: Market prices are not available for the Company's warrants nor are market prices of similar warrants available. The Company assessed that the fair value of this liability approximates its carrying value since carrying value has been adjusted to fair value.

The fair value of the stock warrant derivative liability was calculated using a Lattice Model that values the embedded derivatives based on future projections of the various potential outcomes. The assumptions that are analyzed and incorporated into the model include expectations of additional potential shares to be issued under the provision, the expectations of future stock price performance, expectations of future issuances based on the Company’s prior stock history, prior issuances of stock, and expected capital requirements.  Probabilities were assigned to various scenarios in which the reset provisions would go into effect and weighted accordingly.

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

The following tables present the fair value of financial instruments as of December 31, 2012, by caption on the balance sheet and by ASC 820 valuation hierarchy described above.

Stock Warrant
Level 3 Reconciliation:	Derivative
Level 3 assets and liabilities at September 30, 2012	$768,696
Purchases, sales, issuances and settlements (net)	—
Mark to market adjustments	1,403,123
Total level 3 assets and liabilities at December 31, 2012	$2,171,819

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2011 financial statements have been reclassified to conform to the presentation in the December 31, 2012 financial statements.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – PATENT COSTS

Patent costs represent the capitalized purchase price of assets acquired in the secured party sale as part of the Company’s previously announced strategy to create a rollup of undervalued biotechnology companies and assets. As of December 31, 2012, the Company had purchased $800,000 worth of biotechnology patents and other intellectual property. In these acquisitions, the Company used approximately $300,000 in cash and issued a $500,000 convertible debenture for the remainder of the cost, which has been paid in full.

The Company amortizes its patents over the life of each patent. During the three months ended December 31, 2012 and 2011, the Company recognized $19,607 and $19,754 in amortization expense on the patents, respectively. The amortization expense has been included in research and development expense.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012
(Unaudited)

NOTE 4 – NOTES PAYABLE

On March 24, 2012, the Company entered into a premium financing arrangement for its directors and officers insurance in the amount of $48,300. The financing arrangement bears interest at 11.5% and will be fully paid in 12 months from the date of issuance. As of December 31, 2012, the Company has fully repaid the $48,300 of principal and had paid interest of $1,508 in cash.

On June 30, 2012, the Company entered into a premium financing arrangement for its clinical trial insurance in the amount of $24,438. The financing arrangement bears interest at 12.95% and will be fully paid in 12 months from the date of issuance. As of December 31, 2012, the Company had repaid $18,900 of principal and had paid interest of $869 in cash.

NOTE 5 – CAPITAL STOCK

On October 5, 2012, the Company received notice of conversion from two holders of its Series B preferred shares for the conversion of 138,889 preferred shares into common shares.  The conversion rate for the preferred shares is one to one into common shares.  Accordingly, the Company issued 138,889 common shares.

On October 24, 2012, the Company received notice of exercise for 200,000 warrants at an exercise price of $0.50.  Accordingly, the Company issued 200,000 shares of common stock for proceeds of $100,000.

On November 30, 2012, the Company received notice from a former director to exercise 160,871 options to purchase common stock using the net exercise feature in the option.  Accordingly, the Company issued 92,527 shares of common stock.

As of December 31, 2012, the company has collected the subscription recievable of $11,891.

NOTE 6 – COMMON STOCK WARRANTS

On October 24, 2012, the Company received notice of exercise for 200,000 warrants at an exercise price of $0.50.  Accordingly, the Company issued 200,000 shares of common stock for proceeds of $100,000.

On October 30, 2012, the Company agreed to extend the term of the 11,985,367 common stock warrants issued to investors which were scheduled to expire on October 31, 2012, to April 30, 2013. The warrants were also amended to remove the cashless exercise provision and provided for the early termination of the extension period, at the sole discretion of the Company, in the event that the Company’s common stock trades at or above $1.50 for 5 consecutive days.  The warrants are exercisable at $1.19.

During the three months ended December 31, 2012, the Company recognized $167,966 of expense related to vested warrants that were granted in the prior year. Unamortized warrant expense as of December 31, 2012 amount to approxiamately $34,000.

Below is a table summarizing the warrants issued and outstanding as of December 31, 2012:

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012
(Unaudited)

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price	Life (Years)	Date	Exercised
Balance 10/1/08	13,509,857	1.18	5	Various	15,941,631
03/20/09	5,000,000	0.50	5	03/31/14	2,500,000
06/03/09	11,166,672	0.18	5	06/03/14	2,010,001
09/30/09	150,000	0.40	5	06/30/14	60,000
Expired	—	—	—	—	—
Balance 9/30/09	29,826,529	0.69	—	—	20,511,632
10/09/09	88,000	0.50	5	10/29/14	44,000
11/09/09	18,000	0.50	5	11/09/14	9,000
12/04/09	130,000	0.60	2	12/04/11	78,000
12/15/09	(5,583,336)	0.18	—	—	(1,005,000)
01/15/10	5,583,336	0.55	5	01/15/15	3,070,835
01/15/10	(5,583,336)	0.18	—	—	(1,005,000)
04/09/10	10,000	0.55	5	4/9/2015	5,500
07/23/10	93,000	0.50	3	07/23/13	46,500
Expired	—	—	—	—	—
Balance 9/30/10	24,582,193	0.89	—	—	21,755,467
12/30/10	2,520,000	0.55	5	12/30/15	1,386,000
05/12/11	55,000	0.50	5	05/12/16	27,500
06/13/11	300,000	0.50	2	06/13/13	150,000
07/15/11	100,000	0.54	5	07/15/16	54,000
07/15/11	120,000	0.54	5	07/15/16	64,800
08/23/11	50,000	0.67	3	08/23/14	33,500
Expired	(1,090,568)	1.19	—	—	(1,297,776)
Balance 9/30/11	26,636,625	0.83	—	—	22,173,491
12/16/11	916,678	0.65	5	12/16/16	595,841
12/21/11	3,125	0.65	5	12/21/17	2,031
03/03/12	350,000	0.65	5	03/03/17	227,500
04/10/12	(43,392)	0.60	—	—	(26,035)
04/12/12	15,000	0.90	3	4/12/2015	13,500
05/18/12	350,000	0.95	3	5/18/2015	332,500
06/28/12	(5,299,002)	0.55	—	—	(2,914,451)
06/28/12	3,179,410	1.20	5	06/28/17	3,815,292
07/11/12	50,000	0.95	3	07/11/15	47,500
07/17/12	(30,000)	0.50	—	—	(15,000)
09/07/12	75,000	1.00	5	09/07/17	75,000
Expired	(620,530)	0.79	—	—	(490,219)
Balance 9/30/12	25,582,914	0.93	—	—	23,836,950
10/24/2012	(200,000)	0.50	—	—	(100,000)
Expired	—	—	—	—	—
Balance 12/31/12	25,382,914	0.94	—	—	23,736,950

The outstanding warrants as of December 31, 2012 have an intrinsic value of approximately $11.3 million.

NOTE 7 – COMMON STOCK OPTIONS

On November 30, 2012, the Company received notice from a former director to exercise 160,871 options to purchase common stock using the net exercise feature in the option.  Accordingly, the Company issued 92,527 shares of common stock.

During the three months ended December 31, 2012, the Company recognized $52,495 of expense related to vested warrants that were granted in the prior year. Unamortized warrant expense as of December 31, 2012 amount to approxiamately $743,000.

Below is a table summarizing the options issued and outstanding as of December 31, 2012:

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012
(Unaudited)

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price	Life (Years)	Date	Exercised
Prior 10/1/2008	—	$—	—	—	$—
04/09/09	579,141	0.65	5	04/09/13	376,442
Balance 09/30/2009	579,141	0.65	—	—	376,442
04/12/10	1,000,000	0.50	5	04/12/15	500,000
Expired	(32,176)	0.65	—	—	(20,914)
Balance 9/30/2010	1,546,965	$0.55	—	—	$855,528
Issued	—	—	—	—	—
Expired	—	—	—	—	—
Balance 9/30/2011	1,546,965	$0.55	—	—	$855,528
03/09/12	1,700,000	0.57	—	3/9/2017	969,000
Expired	—	—	—	—	—
Balance 9/30/2012	3,246,965	$0.56	—	—	$1,824,528
Exercised	(160,871)	0.59			(95,527)
Expired	—	—	—	—	—
Balance 12/31/12	3,086,094	$0.56	—	—	$1,729,001

As of December 31, 2012, the outstanding options have an intrinsic value of approximately $3.80 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” and words of similar import, constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company’s financial and business prospects. These forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of such Act and with the intention of obtaining the benefits of the “safe harbor” provisions of such Act. The Company cautions investors that any forward-looking statements it makes are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. Any investment in our common stock involves a high degree of risk.  For a general discussion of some of these risks in greater detail, see our “Risk Factors” in the Company’s Annual Report on Form 10-K (the “ Form 10-K ”) for the fiscal year ended September 30, 2012,  as filed with the Securities and Exchange Commission on January 9, 2012.

History and Recent Events

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

The Company is currently engaged in the clinical testing of the Squalamine eye drop program for the treatment of wet-AMD and OHR/AVR118 for cancer cachexia.

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

The Company conducted preclinical testing on the novel topical formulation with the following results:

●	Ocular Tolerance and Toxicity: In a dose escalation safety study involving daily eye drop treatment in Dutch belted rabbits over a 28 day period, the formulation proved safe, and exhibited no signs of ocular toxicity or changes in intraocular pressure. Importantly, no macroscopic or histopathological changes to the ocular tissues were noted.

●	Single Dose Biodistribution study: A single eye drop was administered to the front of the eye in Dutch belted rabbits. At all evaluated timepoints, drug concentrations in the posterior sclera-choroid region behind the retina at the back of the eye exceeded the tissue concentrations of Squalamine that are known to block the choroidal neovascularization process in Wet-AMD.

●	Multi Dose Biodistribution Study: Squalamine eye drops were administered once or twice daily in both eyes for up to 14 days in Dutch belted rabbits. The eyes were examined one full dosing interval (12 hours when given twice daily, 24 hours when given once daily) after the last administration of Squalamine eye drops to determine concentrations of Squalamine in the posterior ocular tissues (“Trough” level). At all time point and dosing regimens, Trough Squalamine concentrations exceeded tissue concentrations of Squalamine that are known to block the choroidal neovascularization process in Wet-AMD.

●	Long Term Ocular Tolerance and Toxicity: In a 26-week safety and toxicity study in male and female Dutch belted rabbits, Squalamine or placebo eye drops were administered via topical instillation twice a day in both eyes. Ophthalmoscopic examinations were conducted throughout the study period to assess ocular toxicity (irritation, redness, swelling, discharge). Blood and urine samples for clinical pathology evaluations were collected, and blood samples for determination of the plasma concentrations of squalamine eye drops and toxicokinetic evaluations were collected from all animals at designated time points. At study termination, necropsy examinations were performed, and organs and optical tissues were microscopically examined.

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

Additionally, Squalamine has shown promise in the treatment of solid tumors such as ovarian cancer using the intravenous formulation in significantly higher doses than the eye drop formulation. In a Phase IIa study, patients with stage III and IV refractory and resistant ovarian cancer received Squalamine in conjunction with carboplatin, with approximately two thirds of the patients achieving a complete response, partial response or stable disease. Squalamine has been awarded Orphan Drug Status by the FDA for the treatment of late stage resistant or refractory ovarian cancer. We expect to publish or present survival data on the completed phase IIa study in 2013 at a scientific conference or appropriate forum. Because of funding constraints, Ohr is seeking a development partner to further advance development of this indication; however we currently do not have plans to enter into such a transaction and there is no assurance that the Company will complete such a transaction.

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

Ohr is currently conducting a Phase II clinical trial of OHR/AVR 118 for the treatment of cancer cachexia at a leading cancer center in Canada. Cancer cachexia is a severe wasting disorder characterized by weight loss, muscle atrophy, fatigue, weakness, and significant loss of appetite. This disorder is often seen in late stage cancer patients. OHR/AVR118 has also anecdotally shown to have chemoprotective effects, thus potentially allowing patients to better tolerate chemotherapy and radiation as well as more intensive treatment regimens with ordinary toxic chemotherapeutic agents, while maintaining body weight and avoiding other side effects. There is currently no FDA approved drug for the treatment of cancer cachexia. The Company presented interim data on this current trial at the annual conference of the Society of Cachexia and Wasting Disorders in Barcelona, Spain in December 2009.  In December 2010, the Company opened a new clinical site for the ongoing Phase II trial in cancer cachexia at the Ottawa Hospital Cancer Centre and enrolled the first three patients at the new site. Enrollment in the trial has been completed and we expect to report data in the first calendar quarter of 2013.

Ohr also owns various other compounds in earlier stages of development, including the PTP1b inhibitor, trodusquemine, and related analogs, which it is conducting preclinical research on with an academic laboratory, and will seek to develop further through a strategic partnership, joint venture, or on a sponsored basis; however we currently do not have plans to enter into such a transaction and there is no assurance that the Company will complete such a transaction.

Liquidity and Sources of Capital

The Company has limited working capital reserves with which to continue development of its pharmaceutical products and continuing operations. The Company is reliant, at present, upon its capital reserves for ongoing operations and has no revenues.

Not including the non-cash stock warrant derivative liability of $2,171,819 and $768,696,  net working capital reserves decreased from the fiscal year-ended 2012 to the period ended December 31, 2012 by $460,906 (from net working capital of $2,528,156 to net working capital of $2,067,250) primarily due to the increase in the cash paid for trial and storage fees. At present, the Company has no bank line of credit or other fixed source of positive net working capital reserves. Should it need additional capitalization in the future, it will be primarily reliant upon private or public placement of its equities for which there can be no warranty or assurance that the Company may be successful in such efforts. The Company raised $2,914,451 through the exercise of warrants in June 2012, and management believes the Company has sufficient capital to meet its planned operating needs through November 2013.

Significant Subsequent Events

None

Results of Operations

Three Months Ended December 31, 2012

Three months ended December 31, 2012 (“2012”) compared to the three months ended December 31, 2011 (“2011”).  Results of operations for the three months ended December 31, 2012 reflect the following changes from the prior period.

	2012	2011	Change
Operating Expenses
General and administrative	70,190	32,911	37,279
Professional fees	47,031	64,558	(17,527)
Research and development	578,513	336,155	242,358
Salaries and wages	119,017	63,559	55,458
Total Operating Expenses	814,751	497,183	317,568

Operating Income (Loss)	(814,751)	(497,183)	(317,568)

Gain (Loss) on derivative liability	(1,403,123)	826,902	(2,230,025)
Other income and expenses	(478)	21,018	(21,496)
Income (loss) from operations	(2,218,352)	350,737	(2,569,089)
Discontinued operations	—	—	—
Net Income (Loss)	$(2,218,352)	$350,737	$(2,569,089)

The Company had no net revenues from continuing operations in the three months ended December 31, 2012. The Company’s products are in the development stage.  Accordingly, the Company also had no cost of revenue from continuing operations in the three months ended December 31, 2012.

General and administrative expenses from continuing operations increased from $32,911 in 2011 to $70,190 in 2012. The increase in and general and administrative expenses during 2012 is primarily due to increased activity relating to its recent clinical trials. Professional fees decreased from $64,558 in 2011 to $47,031 in 2012.  The decrease in professional fees during 2012 is primarily due to fewer expenses related to investor relations.  Salaries and wages increased from 2011 to 2012.  The Company expects salaries and wages, professional fees, and general and administrative expenses to continue to increase in future periods as development of its products continues.

The Company incurred $578,513 in research and development expenses in 2012 compared to $336,155 in 2011.  The increase is a result of the commencement of the clinical trial in wet-AMD and continuation of the animal studies and lab tests which began part way through 2011 as well as maintenance and development of the products that it acquired in 2009.  The Company expects research and development expenses to continue to rise as development of its products continue.

 The Company issued certain securities to investors at various times that qualify for derivative accounting which requires that the value of these warrants be recorded as a liability instead of within permanent equity.  These derivatives are then marked to their fair value at the end of each reporting period with changes being recorded in earnings.  As the Company’s stock price increased during 2012 the value of these derivatives have increased, resulting in an increase in the liability and a non-cash loss on derivative liability of $1,403,123 for 2012 compared to a gain of $826,902 in the comparable period in 2011.

For the three months ended December 31, 2012, the Company recognized net loss of $2,218,352, reflecting the non-cash loss on derivative liabilities of $1,403,123 in other income, compared to income of $350,737 for the same period in 2011, reflecting the non-cash gain on derivative liabilities of $826,902. Excluding the non-cash gain or loss on derivative liability as well as the non-cash expense associated with the issuance of stock and warrants to employees and consultants, the Company’s net loss for 2012 would have been $594,768 and $405,618 for 2011. Until the Company is able to generate revenues, management expects to continue to incur such net losses.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer , we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2012 based on material weaknesses identified by management. The most significant material weakness that led management to this conclusion is the lack of internal controls present in the Company’s internal control processes. Management expects to begin to address this and other weaknesses as the Company’s capital position improves and as more employees are hired.

Due to the weakness of the Company’s internal controls, our management concluded that the Company’s disclosure controls and procedures (that is, the controls and procedures enabling timely, accurate and complete public filing of information) were ineffective as of December 31, 2012. The Company’s management will use its best efforts, notwithstanding these weaknesses to file timely required reports accurately and completely.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during our  fiscal quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Between May 12 and August 23, 2011, the Company issued a total of 625,000 warrants for services rendered to the Company.  These warrants fully vested at September 30, 2012, No further expenses were incurred at December 31, 2012, for these warrants. On December 16, 2011, the Company completed a private placement offering pursuant to which the Company sold 1,833,342 shares of its common stock at a price of $0.60 per share for gross proceeds of $1,100,000. Purchasers of the shares also received an aggregate of 916,678 Class J Warrants to purchase common stock at an exercise price of $0.65 per share and exercisable for a period of 5 years.

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

On October 5, 2012, the Company received notice of conversion from two holders of its Series B preferred shares for the conversion of 138,889 preferred shares into common shares.  The conversion rate for the preferred shares is one to one into common shares.  Accordingly, the Company issued 138,889 shares of common stock.

On October 24, 2012, the Company received notice of exercise for 200,000 warrants at an exercise price of $0.50.  Accordingly, the Company issued 200,000 shares of common stock for proceeds of $100,000.

On November 30, 2012, the Company received notice from a former director to exercise 160,871 options to purchase common stock using the net exercise feature in the option.  Accordingly, the Company issued 95,527 shares of common stock.

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

Date: February 19, 2013

OHR PHARMACEUTICAL, INC. (Registrant)

By:	/s/ Irach Taraporewala
Irach Taraporewala
Chief Executive Officer

By:	/s/ Sam Backenroth
Sam Backenroth
Chief Financial Officer