Form 10-Q
period 2013-03-31
Ohr Pharmaceutical Inc
filed 2013-05-14
CIK 1173281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 54,059,336 shares of Common Stock outstanding as of May 14, 2013.

OHR PHARMACEUTICAL, INC.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

TABLE OF CONTENTS	PAGE

Balance Sheets as of March 31, 2013 (unaudited) and September 30, 2012	4
Unaudited Statements of Operations for the three and six months ended March 31, 2013 and 2012 and the period from inception of the Development Stage on October 1, 2007 through March 31, 2013	5
Unaudited Statements of Cash Flows for the three and six months ended March 31, 2013 and 2012 and the period from inception of the Development Stage on October 1, 2007 through March 31, 2013	6
Notes to Unaudited Financial Statements	7

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Balance Sheets (Unaudited)

	March 31,	September 30,
	2013	2012

ASSETS

CURRENT ASSETS

Cash	$1,765,208	$2,632,413
Prepaid expenses	208,838	218,242

Total Current Assets	1,974,046	2,850,655

EQUIPMENT, net	38,383	43,111

OTHER ASSETS

Patent costs, net	584,866	623,654

TOTAL ASSETS	$2,597,295	$3,517,420

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$314,293	$300,462
Notes payable	3,643	22,037
Derivative liabilities	-	768,696

Total Current Liabilities	317,936	1,091,195

TOTAL LIABILITIES	317,936	1,091,195

STOCKHOLDERS' EQUITY

Preferred stock, Series B; 6,000,000 shares authorized, at $0.0001 par value, 5,444,447 and 5,583,336 shares issued and outstanding, respectively	544	558
Common stock; 180,000,000 shares authorized, at $0.0001 par value, 49,701,488 and 47,258,686 shares issued and outstanding, respectively	4,970	4,726
Additional paid-in capital	33,314,851	30,963,228
Stock subscription receivable	-	(11,891)
Accumulated deficit	(21,628,748)	(21,628,748)
Deficit accumulated during the development stage	(9,412,258)	(6,901,648)

Total Stockholders' Equity	2,279,359	2,426,225
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$2,597,295	$3,517,420

The accompanying notes are an integral part of these unaudited financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Statement of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended		From Inception of the Development Stage on October 1, 2007 Through
	March 31,		March 31,		March 31,
	2013	2012	2013	2012	2013

REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
General and administrative	33,822	35,414	104,012	68,325	1,237,380
Professional fees	74,149	160,939	121,180	225,497	2,462,597
Research and development	433,789	351,165	1,012,302	687,320	3,438,517
Salaries and wages	126,383	359,954	245,400	423,513	1,476,274

Total Operating Expenses	668,143	907,472	1,482,894	1,404,655	8,614,768

OPERATING LOSS	(668,143)	(907,472)	(1,482,894)	(1,404,655)	(8,614,768)

OTHER INCOME (EXPENSE)
Interest expense	-	-	(559)	-	(52,099)
Gain/(Loss) on derivative liabilities	285,481	(504,870)	(1,117,642)	322,032	(1,801,871)
Gain on sale of assets	-	-	-	-	70,500
Gain on settlement of debt	-	-	-	21,005	153,557
Other income and expense	90,404	25	90,485	38	154,010

Total Other Income (Expense)	375,885	(504,845)	(1,027,716)	343,075	(1,475,903)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(292,258)	(1,412,317)	(2,510,610)	(1,061,580)	(10,090,671)

PROVISION FOR INCOME TAXES	-	-	-	-	-

LOSS BEFORE DISCONTINUED OPERATIONS	(292,258)	(1,412,317)	(2,510,610)	(1,061,580)	(10,090,671)
Income from discontinued operations (including gain on disposal of $606,000)	-	-	-	-	678,413
Income tax benefit	-	-	-	-	-

GAIN ON DISCONTINUED OPERATIONS	-	-	-	-	678,413

NET LOSS	$(292,258)	$(1,412,317)	$(2,510,610)	$(1,061,580)	$(9,412,258)

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Continuing operations	$(0.01)	$(0.03)	$(0.05)	$(0.03)
Discontinued operations	0.00	0.00	0.00	0.00
	$(0.01)	$(0.03)	$(0.05)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	47,806,727	41,620,171	47,687,229	40,826,447

The accompanying notes are an integral part of these unaudited financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

	For the Six Months Ended		From Inception of the Development Stage on October 1, 2007 Through
	March 31,		March 31,
	2013	2012	2013
OPERATING ACTIVITIES
Net loss	$(2,510,610)	$(1,061,580)	$(9,412,258)
Adjustments to reconcile net loss to net cash used by operating activities:
Discontinued operations	-	-	(678,413)
Common stock issued for services	-	-	329,822
Fair value of warrants issued for services	184,724	111,370	1,368,237
Fair value of employee stock options	104,109	304,948	1,189,677
Amortization of common stock and warrants issued in advance of services	-	51,432	-
(Gain) loss on extinguishment of debt	-	(21,005)	(89,592)
Gain on sale of asset	-	-	(70,500)
(Gain) loss on derivative liability	1,117,642	(322,032)	1,801,871
Depreciation	4,728	4,728	20,038
Amortization of patent costs	38,788	39,272	215,134
Changes in operating assets and liabilities
Prepaid expenses and deposits	9,404	(134,417)	(133,680)
Other receivables and other current assets	-	184,358	85,025
Accounts payable and accrued expenses	13,831	33,584	122,455

Net Cash Used in Operating Activities	(1,037,384)	(809,342)	(5,252,184)

INVESTING ACTIVITIES

Proceeds from sale of asset	-	-	70,500
Purchase of equipment	-	(33,403)	(58,421)
Purchase of patents and other intellectual property	-	-	(300,000)
Discontinued operations	-	-	418,000

Net Cash Provided by (Used in) Investing Activities	-	(33,403)	130,079

FINANCING ACTIVITIES

Proceeds from the sale of preferred stock and warrants	-	-	1,005,000
Proceeds from the sale of common stock and warrants	-	1,100,000	2,150,000
Proceeds from warrants exercised for cash	188,573	-	4,096,133
Proceeds from related party payables	-	-	125,453
Repayments of related party payables	-	-	(125,453)
Proceeds from short-term notes payable	-	48,300	64,408
Repayments of short-term notes payable	(18,394)	-	(135,503)
Repayment of convertible debentures	-	-	(490,000)

Net Cash Provided by Financing Activities	170,179	1,148,300	6,690,038

NET CHANGE IN CASH	(867,205)	305,555	1,567,933
CASH AT BEGINNING OF PERIOD	2,632,413	469,786	197,275

CASH AT END OF PERIOD	$1,765,208	$775,341	$1,765,208

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION CASH PAID FOR:
Interest	$559	$-	$72,299
Income Taxes	-	-	-

NON CASH FINANCING ACTIVITIES:
Reclassification of derivative liability to permanent equity	$1,886,338	$-	$5,340,432
Financing of insurance premiums through issuance of short term notes	-	-	74,738
Conversion of preferred for common stock	14	-	14
Noncash exercise of options	33	-	33
Transfer of investment for dividends payable	-	-	186,000
Purchase of patents for debenture	-	-	500,000
Conversion of debenture	-	-	10,000
Options issued to settle accounts payable	-	-	3,991

The accompanying notes are an integral part of these unaudited financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
March 31, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on January 9, 2013.. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted. The results of operations for the periods ended March 31, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

The following table presents the liabilities that are measured and recognized at fair value as of September 30, 2012, on a recurring basis:

Liabilities measured at fair value on a recurring
basis at September 30, 2012:	Level 1	Level 2	Level 3	Total
Stock warrant derivative liabilities	$—	$—	$768,696	$768,696
	$—	$—	$768,696	$768,696

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodology used to measure fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Stock Warrant Derivative Liability: Market prices are not available for the Company’s warrants nor are market prices of similar warrants available. The Company assessed that the fair value of this liability approximates its carrying value since carrying value has been adjusted to fair value.

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

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
March 31, 2013

The following tables present the fair value of financial instruments as of March 31, 2013, by caption on the balance sheet and by ASC 820 valuation hierarchy described above.

Stock Warrant
Level 3 Reconciliation:	Derivative
Level 3 assets and liabilities at September 30, 2012	$768,696
Purchases, sales, issuances and settlements (net)	(1,886,338)
Mark to market adjustments	1,117,642
Total level 3 assets and liabilities at March 31, 2013	$—

In March 2013, the stock warrants were fully exercised; 72,000 warrants for cash and the remaining 2,448,000 warrants through a cashless exercise. Consequently, these instruments were no longer accounted for as derivatives. The stock warrants were marked to market as of the exercise date and the applicable fair value related to the 2,448,000 warrants of $1,886,338 was credited to additional paid in capital while the applicable fair value for the 72,000 warrants of $55,481 was credited to gain on derivative liabilities.

Reclassification of Financial Statement Accounts
Certain amounts in the March 31, 2012 financial statements have been reclassified to conform to the presentation in the March 31, 2013 financial statements.

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – PATENT COSTS

Patent costs represent the capitalized purchase price of assets acquired in the secured party sale as part of the Company’s previously announced strategy to create a rollup of undervalued biotechnology companies and assets. As of March 31, 2013, the Company had purchased $800,000 worth of biotechnology patents and other intellectual property. In these acquisitions, the Company used approximately $300,000 in cash and issued a $500,000 convertible debenture for the remainder of the cost, which has been paid in full.

The Company amortizes its patents over the life of each patent. During the six months ended March 31, 2013 and 2012, the Company recognized $38,788 and $39,272 in amortization expense on the patents, respectively. The amortization expense has been included in research and development expense.

NOTE 4 – NOTES PAYABLE

On June 30, 2012, the Company entered into a premium financing arrangement for its directors and officers insurance in the amount of $24,438. The financing arrangement bears interest at 12.95% and will be fully paid in 12 months from the date of issuance. As of March 31, 2013, the Company had repaid $20,795 of principal and had paid interest of $1,023.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
March 31, 2013

NOTE 5 – CAPITAL STOCK

On October 5, 2012, the Company received notice of conversion from two holders of its Series B preferred shares for the conversion of 138,889 preferred shares into common shares. The conversion rate for the preferred shares is one to one into common shares. Accordingly, the Company issued 138,889 common shares.

On October 24, 2012, the Company received notice of exercise for 200,000 warrants at an exercise price of $0.50. Accordingly, the Company issued 200,000 common shares for proceeds of $100,000.

On November 30, 2012, the Company received notice from a former director to exercise 160,871 options using the net exercise feature in the option. Accordingly, the Company issued 92,527 common shares.

In March 2013, the Company received notices of exercise for 109,136 warrants at an exercise price ranging from $0.55 to $1.19. Accordingly, the Company issued 109,136 common shares for proceeds of $76,682.

On March 27, 2013, the Company received notice from a former director to exercise 386,094 options using the net exercise feature in the option. Accordingly, the Company issued 237,420 common shares.

On March 27, 2013, the Company received notices of cashless exercise for 2,448,000 Class I warrants. Accordingly, the Company issued 1,664,830 common shares.

As of December 31, 2012, the Company has collected the subscription receivable of $11,891.

NOTE 6 – COMMON STOCK WARRANTS

For all warrants included within permanent equity, the Company has determined the estimated value of the warrants granted to non-employees in exchange for services and financing expenses using the Black-Scholes pricing model and the following assumptions: stock price at valuation, $0.21-$1.44; expected term of 3-5 years, exercise price of $0.50-$1.44, a risk free interest rate of 0.21-2.90 percent, a dividend yield of 0 percent and volatility of 114-276 percent. All warrants accounted for as a derivative liability have been valued using a Lattice Model as described in Note 2.

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

On March 21, 2013, the Company issued a total of 170,000 warrants with a fair market value of $232,374 for services yet to be rendered to the Company. 120,000 warrants vest equally over the next four quarters from the date of issuance. 50,000 warrants vest equally over the next two quarters from the date of issuance. As of March 31, 2013, the Company has recorded $6,027 in consulting expense related to these warrants.

During the six months ended March 31, 2013, 2,757,136 warrants were exercised (see Note 5).

During the six months ended March 31, 2013, the Company recognized $178,697 of expense related to vested warrants that were granted in the prior year. Unamortized warrant expense as of December 31, 2012 amounted to approximately $23,000.

Below is a table summarizing the warrants issued and outstanding as of March 31, 2013:

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
March 31, 2013

NOTE 6 – COMMON STOCK WARRANTS (continued)

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price	Life (Years)	Date	Exercised
Balance 10/1/08	13,509,857	1.18	5	Various	15,941,631
03/20/09	5,000,000	0.50	5	03/31/14	2,500,000
06/03/09	11,166,672	0.18	5	06/03/14	2,010,001
09/30/09	150,000	0.40	5	06/30/14	60,000
Expired	-	-	-	-	-
Balance 9/30/09	29,826,529	0.69	-	-	20,511,632
10/09/09	88,000	0.50	5	10/29/14	44,000
11/09/09	18,000	0.50	5	11/09/14	9,000
12/04/09	130,000	0.60	2	12/04/11	78,000
12/15/09	(5,583,336)	0.18	-	-	(1,005,000)
01/15/10	5,583,336	0.55	5	01/15/15	3,070,835
01/15/10	(5,583,336)	0.18	-	-	(1,005,000)
04/09/10	10,000	0.55	5	4/9/2015	5,500
07/23/10	93,000	0.50	3	07/23/13	46,500
Expired	-	-	-	-	-
Balance 9/30/10	24,582,193	0.89	-	-	21,755,467
12/30/10	2,520,000	0.55	5	12/30/15	1,386,000
05/12/11	55,000	0.50	5	05/12/16	27,500
06/13/11	300,000	0.50	2	06/13/13	150,000
07/15/11	100,000	0.54	5	07/15/16	54,000
07/15/11	120,000	0.54	5	07/15/16	64,800
08/23/11	50,000	0.67	3	08/23/14	33,500
Expired	(1,090,568)	1.19	-	-	(1,297,776)
Balance 9/30/11	26,636,625	0.83	-	-	22,173,491
12/16/11	916,678	0.65	5	12/16/16	595,841
12/21/12	3,125	0.65	5	12/21/12	2,031
03/03/12	350,000	0.65	5	03/03/17	227,500
04/10/12	(43,392)	0.60	-	-	(26,035)
04/12/12	15,000	0.90	3	4/12/2015	13,500
05/18/12	350,000	0.95	3	5/18/2015	332,500
06/28/12	(5,299,002)	0.55	-	-	(2,914,451)
06/28/12	3,179,410	1.20	5	06/28/17	3,815,292
07/11/12	50,000	0.95	3	07/11/15	47,500
07/17/12	(30,000)	0.50	-	-	(15,000)
09/07/12	75,000	1.00	5	09/07/17	75,000
Expired	(620,530)	0.79	-	-	(490,219)
Balance 9/30/12	25,582,914	0.93	-	-	23,836,950
10/24/2012	(200,000)	0.50	-	-	(100,000)
3/7/2013	(20,988)	1.19	-	-	(24,976)
3/11/2013	(5,037)	1.19	-	-	(5,994)
3/21/2013	120,000	1.44	5	3/21/2018	172,800
3/21/2013	50,000	1.44	3	3/21/2016	72,000
3/22/2013	(11,111)	0.55	-	-	(6,112)
3/27/2013	(2,520,000)	0.55	-	-	(1,386,000)
Expired	-	-	-	-	-
Balance 3/31/2013	22,995,778	0.98	-	-	22,558,668

The outstanding warrants as of March 31, 2013 have an intrinsic value of approximately $7.5 million.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
March 31, 2013

NOTE 7 – COMMON STOCK OPTIONS

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

During the six months ended March 31, 2013, 546,965 options were exercised (see Note 5).

During the six months ended March 31, 2013, the Company recognized $104,109 of expense related to vested options that were granted in prior years. Unamortized option expense as of December 31, 2012 amounted to approximately $691,000.

Below is a table summarizing the options issued and outstanding as of March 31, 2013:

Date Issued	Number Outstanding	Exercise Price	Contractual Life (Years)	Expiration Date	Value if Exercised
Prior 10/1/2008	-	$-	-	-	$-
04/09/09	579,141	0.65	5	04/09/13	376,442
Balance 09/30/2009	579,141	0.65	-	-	376,442
04/12/10	1,000,000	0.50	5	04/12/15	500,000
Expired	(32,176)	0.65	-	-	(20,914)
Balance 9/30/2010	1,546,965	$0.55	-	-	$855,528
Issued	-	-	-	-	-
Expired	-	-	-	-	-
Balance 9/30/2011	1,546,965	$0.55	-	-	$855,528
03/09/12	1,700,000	0.57	-	3/9/2017	969,000
Expired	-	-	-	-	-
Balance 9/30/2012	3,246,965	$0.56	-	-	$1,824,528
Exercised	(546,965)	0.65	-	-	(355,527)
Expired	-	-	-	-	-
Balance 3/31/13	2,700,000	$0.54	-	-	$1,469,001

As of March 31, 2013, the outstanding options have an intrinsic value of approximately $3.07 million.

NOTE 8 – SUBSEQUENT EVENTS

On April 5, 2013, the Company notified the holders of the Series B warrants, exercisable at $1.19 per share, that it had accelerated the date of expiration of the Series B warrants in accordance with their terms to April 18, 2013. The Company also made an offer to Series B warrant holders that would exercise at least 33% of their warrants to amend the terms of such holders’ unexercised Series B warrants (the “Qualified warrants”) to provide for (i) an extension of the expiration date of the Qualified warrants to September 30, 2013 (“New Warrant Expiration Date”), (ii) an increase of the exercise price to $2.25, (iii) an acceleration of the New Warrant Expiration Date at the option of the Company following a period of 5 consecutive trading days where the market price per share exceeds 200% of the exercise price then in effect, and (iv) an exercise via a net exercise feature (the Qualified warrants, as amended, referred to as the “Amended Series B warrants”). On April 18, 2013, the Company received notices for the exercise of 4,244,984 Series B warrants for gross proceeds of approximately $5.06 million dollars. Accordingly, the Company issued 4,244,984 common shares, and 6,760,593 Qualified warrants were converted to 6,760,593 Amended Series B warrants. 979,790 Series B warrants were not exercised and have expired.

The Pro-forma Balance Sheet as of March 31, 2013 is presented to reflect the Series B warrant exercises:

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
March 31, 2013

NOTE 8 – SUBSEQUENT EVENTS (continued)

Proforma Balance Sheet

	March 31, 2013	Adjustments	Proforma March 31, 2013
ASSETS

CURRENT ASSETS
Cash	$1,765,208	$5,056,337	$6,821,545
Prepaid expenses	208,838		208,838

Total Current Assets	1,974,046		7,030,383

EQUIPMENT, net	38,383		38,383

OTHER ASSETS

Patent costs, net	584,866		584,866

TOTAL ASSETS	$2,597,295		$7,653,632

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$314,293		$314,293
Notes payable	3,643		3,643

Total Current Liabilities	317,936		317,936

TOTAL LIABILITIES	317,936		317,936

STOCKHOLDERS' EQUITY
Preferred stock, Series B	544		544
Common stock	4,970	424	5,394
Additional paid-in capital	33,314,851	5,055,913	38,370,764
Accumulated deficit	(21,628,748)		(21,628,748)
Deficit accumulated during the development stage	(9,412,258)		(9,412,258)

Total Stockholders' Equity	2,279,359		7,335,696
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,597,295		$7,653,632

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
March 31, 2013

NOTE 8 – SUBSEQUENT EVENTS (continued)

On April 16, 2013, the Company received a notice of conversion of 138,889 Preferred Shares. The Preferred Shares are convertible into common stock at a conversion rate of 1:1. Accordingly, the Company issued 138,889 shares of common stock.

On April 30, 2013, the Company appointed a new director to the Company’s Board of Directors and granted 350,000 options to the new director. The options have an exercise price of $1.58 and expire on April 30, 2018. Of the 350,000 options issued, 87,500 vested upon issuance and the remaining 262,500 vest at 87,500 each year on the anniversary date for the next three years.

The Company has evaluated all events or transactions that occurred after March 31, 2013, up through the date these financial statements were issued. Per our evaluation the above noted subsequent events were the only ones that require disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” and words of similar import, constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company’s financial and business prospects. These forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of such Act and with the intention of obtaining the benefits of the “safe harbor” provisions of such Act. The Company cautions investors that any forward-looking statements it makes are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. Any investment in our common stock involves a high degree of risk. For a general discussion of some of these risks in greater detail, see our “Risk Factors” in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended September 30, 2012, as filed with the Securities and Exchange Commission on January 9, 2013.

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

On March 19, 2009, the Company acquired in a secured party sale all the patents, related intellectual property, clinical data and other assets related to AVR118 (also known now as OHR/AVR118). OHR/AVR118 recently completed a Phase II trial for the treatment of cachexia. The Company acquired OHR/AVR118 and related assets in a secured party sale with $100,000 in cash and $500,000 principal amount of 11% convertible secured non-recourse debenture due June 20, 2011 convertible into common stock at $0.40 per share (the “Convertible Debenture”). The Convertible Debenture was repaid on December 29, 2010 and all security interests were released. The cash portion of the purchase price was financed by short-term loans from an affiliate of Orin Hirschman and another current shareholder, which were repaid June 3, 2009.

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

On September 24, 2012, the Company announced the initiation of a multi-center, randomized, placebo controlled Phase II trial to evaluate the efficacy and safety of Squalamine eye drops for the treatment of the wet form of age-related macular degeneration.

On March 21, 2013, the Company announced the results of the Phase II clinical trial evaluating OHR/AVR118 for the treatment of cancer cachexia, a wasting disorder often seen in late stage cancer patients.

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

•
Multi Dose Biodistribution Study: Squalamine eye drops were administered once or twice daily in both eyes for up to 14 days in Dutch belted rabbits. The eyes were examined one full dosing interval (12 hours when given twice daily, 24 hours when given once daily) after the last administration of Squalamine eye drops to determine concentrations of Squalamine in the posterior ocular tissues (“Trough” level). At all time points and dosing regimens, Trough Squalamine concentrations exceeded tissue concentrations of Squalamine that are known to block the choroidal neovascularization process in Wet-AMD.

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

We commenced a clinical study, named OHR-002, at the end of September 2012. Study OHR-002 is a randomized, double blind, placebo controlled Phase II study to evaluate the efficacy and safety of Squalamine Eye Drops for the treatment of wet-AMD. The study will enroll 120 treatment naïve wet-AMD patients at twenty two clinical sites in the U.S., who will be treated with Squalamine Eye Drops or placebo eye drops twice daily for a nine month period. The primary and secondary endpoints include visual acuity parameters, need for rescue intravitreal injections, and safety. The protocol includes an interim analysis upon the completion of the treatment period in 50% of the patients (approximately 60). We expect to complete 50% enrollment in the study in mid 2013 and release interim data approximately nine months after we reach 50% enrollment.

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

Ohr is currently conducting a Phase II clinical trial of OHR/AVR 118 for the treatment of cancer cachexia at a leading cancer center in Canada. Cancer cachexia is a severe wasting disorder characterized by weight loss, muscle atrophy, fatigue, weakness, and significant loss of appetite. This disorder is often seen in late stage cancer patients. OHR/AVR118 has also anecdotally shown to have chemoprotective effects, thus potentially allowing patients to better tolerate chemotherapy and radiation as well as more intensive treatment regimens with ordinary toxic chemotherapeutic agents, while maintaining body weight and avoiding other side effects. There is currently no FDA approved drug for the treatment of cancer cachexia. The Company presented interim data on this trial at the annual conference of the Society of Cachexia and Wasting Disorders in Barcelona, Spain in December 2009.

In March 2013, the Company presented the results of the phase II trial evaluating OHR/AVR118 in advanced cancer patients with cachexia. Eighteen enrolled patients, three with stage III and fifteen with stage IV cancers completed the treatment protocol. The group consisted of six with pancreatic cancer, five with lung cancer, two with prostate cancer and one each with colon, stomach, esophageal, liver cancers and multiple myeloma. At the completion of treatment, patients achieved stabilization of body weight, body fat and muscle mass with a significant increase in appetite.  Additionally, PG-SGA (Patient Generated Subjective Global Assessment) scores demonstrated improvement, indicating an enhanced quality of life.

Patients had the option to continue receiving study drug after completing the initial 28 day treatment period if they and their doctor felt it was in their best interest, and 11 of the 18 patients (61%) elected to do so, being treated with the drug for a total of  between 42 to 153 days. Sustained body weight stabilization was maintained even on prolonged therapy with the drug in this sub-group of patients. Importantly, these results were seen despite the fact that 7 of the 18 patients were receiving concomitant chemotherapy, and 1 was receiving concomitant radiotherapy during the trial treatment period with OHR/AVR118. Ordinarily, chemotherapy and radiation exacerbate the symptoms of cachexia. The drug was well tolerated by the patients in the study. The Company expects to present additional detailed data in a presentation at an appropriate scientific forum or in a peer reviewed publication before year end 2013. The Company is exploring potential strategic opportunities to further the OHR/AVR118 clinical program, however we currently do not have plans to enter into such a transaction and there is no assurance that the Company will complete such a transaction.

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

Not including the non-cash stock warrant derivative liability of $0 and $768,696,  net working capital reserves decreased from the fiscal year-ended 2012 to the period ended March 31, 2013 by $872,046 primarily due to the increase in the cash paid for trial and storage fees. At present, the Company has no bank line of credit or other fixed source of positive net working capital reserves. Should it need additional capitalization in the future, it will be primarily reliant upon private or public placement of its equities for which there can be no warranty or assurance that the Company may be successful in such efforts. The Company raised approximately $5.06 million through the exercise of warrants in April 2013, and management believes the Company has sufficient capital to meet its planned operating needs through January 2015.

Significant Subsequent Events

On April 5, 2013, the Company notified theholders of the Series B warrants, exercisable at $1.19 per share that it had accelerated the date of expiration of the Series B warrants in accordance with their terms to April 18, 2013.  The Company also made an offer to Series B warrant holders that would exercise at least 33% of their warrants to amend the terms of such holders’ unexercised Series B warrants (the “Qualified warrants”) to provide for (i) an extension of the expiration date of the Qualified warrants to September 30, 2013 (“New Warrant Expiration Date”), (ii) an increase of the exercise price to $2.25, (iii) an acceleration of the New Warrant Expiration Date at the option of the Company following a period of 5 consecutive trading days where the market price per share exceeds 200% of the exercise price then in effect, and (iv) an exercise via a net exercise feature (the Qualified warrants, as amended, referred to as the “Amended Series B warrants”). On April 18, 2013,  the Company received notices for the exercise of 4,244,984 Series B warrants for gross proceeds of approximately $5.06 million dollars. Accordingly, the Company issued 4,244,984 common shares, and 6,760,593 Qualified warrants were converted to 6,760,593 Amended Series B warrants.  979,790 Series B warrants were not exercised and have expired.

On April 16, 2013, the Company received a notice of conversion of 138,889 Preferred Shares. The Preferred Shares are convertible into common stock at a conversion rate of 1:1. Accordingly, the Company issued 138,889 shares of common stock.

On April 30, 2013, the Company appointed a new director to the Company’s Board of Directors and granted 350,000 options to the new director.  The options have an exercise price of $1.58 and expire on April 30, 2018.  Of the 350,000 options issued, 87,500 vested upon issuance and the remaining 262,500 vest at 87,500 each year on the anniversary date for the next three years.

Results of Operations

Three Months Ended March 31, 2013

Three months ended March 31, 2013 (“2013”) compared to the three months ended March 31, 2012 (“2012”).  Results of operations for the three months ended March 31, 2013 reflect the following changes from the prior period.

	2013	2012	Change
Operating Expenses
General and administrative	$33,822	$35,414	$(1,592)
Professional fees	74,149	160,939	(86,790)
Research and development	433,789	351,165	82,624
Salaries and wages	126,383	359,954	(233,571)
Total Operating Expenses	668,143	907,472	(239,329)

Operating Income (Loss)	(668,143)	(907,472)	239,329

Gain (loss) on derivative liability	285,481	(504,870)	790,351
Gain on settlement of debt	-	-	-
Other income and expenses	90,404	25	90,379
Income (loss) from operations	(292,258)	(1,412,317)	1,120,059
Discontinued operations	-	-	-
Net Income (Loss)	$(292,258)	$(1,412,317)	$1,120,059

The Company had no net revenues from continuing operations in the three months ended March 31, 2013. The Company’s products are in the development stage.  Accordingly, the Company also had no cost of revenue from continuing operations in the three months ended March 31, 2013.

General and administrative expenses from continuing operations decreased from $35,414 in 2012 to $33,822 in 2013.  Professional fees decreased from $160,939 in 2012 to $74,149 in 2013.  The decrease in professional fees during 2013 is primarily due to fewer expenses related to investor relations.  Salaries and wages decreased from 2012 to 2013 because expenses due to option grants that were lower in 2013 than in 2012.  The Company expects salaries and wages, professional fees, and general and administrative expenses to increase in future periods as development of its products continues.

The Company incurred $433,789 in research and development expenses in 2013 compared to $351,165 in 2012.  The increase is a result of the commencement of the clinical trial in wet-AMD and continuation of the animal studies and lab tests which began part way through 2011 as well as maintenance and development of the products that it acquired in 2009.  The Company expects research and development expenses to continue to rise as development of its products continue.

The Company had other income and expenses in 2013 of $90,404 as compared to $25 in the same period in 2012. The increase was primarily the result of a payment made to the Company from its clinical trials insurance provider that was acquired in 2013 and made a subsequent distribution to its policyholders.

For the three months ended March 31, 2013, the Company recognized net loss of $292,258, reflecting the non-cash gain on derivative liabilities of $285,481 in other income (expenses), compared to net loss of $1,412,317 for the same period in 2012, reflecting the non-cash loss on derivative liabilities of $504,870. Excluding the non-cash loss on derivative liability as well as the non-cash expense associated with the issuance of stock and warrants to employees and consultants, the Company’s net loss for 2013 would have been $509,367 and $561,676 for 2012. Until the Company is able to generate revenues, management expects to continue to incur such net losses.

Six Months Ended March 31, 2013

Six months ended March 31, 2013 (“2013”) compared to the three months ended March 31, 2012 (“2012”).  Results of operations for the six months ended March 31, 2013 reflect the following changes from the prior period.

	2013	2012	Change
Operating Expenses
General and administrative	$104,012	$68,325	$35,687
Professional fees	121,180	225,497	(104,317)
Research and development	1,012,302	687,320	324,982
Salaries and wages	245,400	423,513	(178,113)
Total Operating Expenses	1,482,894	1,404,655	78,239

Operating Income (Loss)	(1,482,894)	(1,404,655)	(78,239)

Gain (loss) on derivative liability	(1,117,642)	322,032	(1,439,674)
Gain on settlement of debt	-	21,005	(21,005)
Other income and expenses	89,926	38	89,888
Income (loss) from operations	(2,510,610)	(1,061,580)	(1,449,030)
Discontinued operations	-	-	-
Net Income (Loss)	$(2,510,610)	$(1,061,580)	$(1,449,030)

The Company had no net revenues from continuing operations in the six months ended March 31, 2013. The Company’s products are in the development stage.  Accordingly, the Company also had no cost of revenue from continuing operations in the six months ended March 31, 2013.

General and administrative expenses from continuing operations increased from $68,325 in 2012 to $104,012 in 2013. The increase in and general and administrative expenses during 2013 is primarily due to increased activity relating to its recent clinical trials. Professional fees decreased from $225,497 in 2012 to $121,180 in 2013.  The decrease in professional fees during 2013 is primarily due to fewer expenses related to investor relations.  Salaries and wages decreased from 2012 to 2013 because expenses due to option grants were lower in 2013 than 2012.  The Company expects salaries and wages, professional fees, and general and administrative expenses to increase in future periods as development of its products continues.

The Company incurred $1,012,302 in research and development expenses in 2013 compared to $687,320 in 2012.  The increase is a result of the commencement of the clinical trial in wet-AMD and continuation of the animal studies and lab tests which began part way through 2011 as well as maintenance and development of the products that it acquired in 2009.  The Company expects research and development expenses to continue to rise as development of its products continue.

The Company issued certain securities to investors at various times that qualify for derivative accounting which requires that the value of these warrants be recorded as a liability instead of within permanent equity.  These derivatives are then marked to their fair value at the end of each reporting period with changes being recorded in earnings.  As the Company’s stock price increased during 2013 the value of these derivatives have increased, resulting in an increase in the liability and a non-cash loss on derivative liability of $1,117,642 compared to a gain of $322,032 for 2012 in the comparable period in 2012.

The Company had other income and expenses in 2013 of $89,926 as compared to $38 in the same period in 2012. The increase was primarily the result of a payment made to the Company from its clinical trials insurance provider that was acquired in 2013 and made a subsequent distribution to its policyholders.

For the six months ended March 31, 2013, the Company recognized net loss of $2,510,610, reflecting the non-cash loss on derivative liabilities of $1,117,642 in other income (expenses), compared to net loss of $1,061,580 for the same period in 2012, reflecting the non-cash gain on derivative liabilities of $322,032. Excluding the non-cash gain or loss on derivative liability as well as the non-cash expense associated with the issuance of stock and warrants to employees and consultants, the Company’s net loss for 2013 would have been $1,104,135 and $967,294 for 2012. Until the Company is able to generate revenues, management expects to continue to incur such net losses.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer , we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal controls over financial reporting were not effective as of March 31, 2013 based on material weaknesses identified by management. The most significant material weakness that led management to this conclusion is the lack of internal controls present in the Company’s internal control processes. Management expects to begin to address this and other weaknesses as the Company’s capital position improves and as more employees are hired.

Due to the weakness of the Company’s internal controls, our management concluded that the Company’s disclosure controls and procedures (that is, the controls and procedures enabling timely, accurate and complete public filing of information) were ineffective as of March 31, 2013. The Company’s management will use its best efforts, notwithstanding these weaknesses to file timely required reports accurately and completely.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during our  fiscal quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds .

On November 5, 2010 the Company issued 50,000 shares of common stock to a consultant for services. The shares were valued at $0.20 per share based on the market price of the shares on the date of issuance.  The Company recorded the corresponding $10,000 expense to general and administrative expense.

On December 30, 2010 the Company sold 4,200,000 shares of common stock to a group of institutional and accredited investors for gross proceeds of $1,050,000. In connection with the financing, the investors received 2,520,000 five year warrants to purchase common stock at an exercise price of $0.55 per share. The exercise price of these warrants contains certain reset provisions which require the fair value of the warrants to be reported as a stock warrant derivative liability. On the date of issuance, the Company calculated the fair value of these warrant s to be $528,847. The total cash proceeds of $1,050,000 were first applied as an increase to stock warrant derivative liability with the remaining $521,153 being allocated to the common shares and being recorded in additional paid-in capital.

Between May 12 and August 23, 2011, the Company issued a total of 625,000 warrants for services rendered to the Company.  These warrants fully vested at September 30, 2012, No further expenses were incurred at March 31, 2013, for these warrants.   On December 16, 2011, the Company completed a private placement offering pursuant to which the Company sold 1,833,342 shares of its common stock at a price of $0.60 per share for gross proceeds of $1,100,000. Purchasers of the shares also received an aggregate of 916,678 Class J Warrants to purchase common stock at an exercise price of $0.65 per share and exercisable for a period of 5 years.

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

On June 28, 2012, the Company issued 5,299,002 shares of common stock for total proceeds of $2,914,452 to investors who elected to convert their Class H warrants at an exercise price of $0.55. As an incentive to exercise the options, the Company agreed to issue 0.6 replacement warrants for each full warrant exercised.  The Company issued 3,179,410 replacement warrants under the incentive provision.  The warrants were valued at $2,663,204.  As the original warrants were issued as part of cash financing, the value of these warrants has been included as an offsetting entry within additional paid-in capital.

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

On March 7, 2013, the Company received notices of exercise for 20,988 warrants at an exercise price of $1.19.  Accordingly, the Company issued 20,988 shares of common stock for proceeds of $24,976.

On March 11, 2013, the Company received notice of exercise for 5,037 warrants at an exercise price of $1.19.  Accordingly, the Company issued 5,037 shares of common stock for proceeds of $5,994.

On March 22, 2013, the Company received notice of exercise for 11,111 warrants at an exercise price of $0.55.  Accordingly, the Company issued 11,111 shares of common stock for proceeds of $6,112.

On March 27, 2013, the Company received notice from a former director to exercise 386,094 options to purchase common stock using the net exercise feature in the option.  Accordingly, the Company issued 237,420 shares of common stock.

On March 27, 2013, the Company received notices of cashless exercise for 1,664,830 warrants for the same number of shares of common stock.  Accordingly, the Company issued 1,664,830 shares of common stock. On that same day, the Company received notice of exercise for 72,000 warrants at an exercise price of $0.55.  Accordingly, the Company issued 72,000 shares of common stock for proceeds of $39,600.

On April 5, 2013, the Company notified holders of the Company’s Series B Warrants, exercisable at $1.1911787 per warrant (the “Series B Warrants”) that it had accelerated the date of expiration of the Series B Warrants in accordance with their terms to April 18, 2013 at 4:00pm EDT.  The letter also outlined an offer to Series B Warrant holders that exercise at least 33% of their Series B Warrant holdings to amend the terms of such holders’ unexercised Series B Warrants (the “Qualified Warrants”) to provide for (i) an extension of the expiration date of the Qualified Warrants to September 30, 2013 (“New Warrant Expiration Date”), (ii) increase of the exercise price to $2.25, (iii) acceleration of the New Warrant Expiration Date at the option of the Company following a period of 5 consecutive trading days where the market price per share exceeds 200% of the exercise price then in effect, and (iv) exercise via a net exercise feature (the Qualified Warrants, as amended, referred to as the “Amended Series B Warrants”). On April 18, 2013, at the 4:00 pm EDT expiration deadline, the Company received notices for the exercise 4,244,984 Series B Warrants for gross proceeds of approximately $5.056 million dollars. Accordingly, the Company issued 4,244,984 shares of Company common stock, and 6,760,593 Qualified Warrants were converted to 6,760,593 Amended Series B Warrants.  979,790 Series B Warrants were not exercised and have expired.

On April 16, 2013, the Company received a notice of conversion of 138,889 Preferred Shares. The Preferred Shares are convertible into common stock at a conversion rate of 1:1. Accordingly, the Company issued 138,889 shares of common stock.

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

Date: May 14, 2013

OHR PHARMACEUTICAL, INC. (Registrant)

By:	/s/ Irach Taraporewala
Irach Taraporewala
Chief Executive Officer

By:	/s/ Sam Backenroth
Sam Backenroth
Chief Financial Officer