Form 10-Q
period 2013-06-30
Ohr Pharmaceutical Inc
filed 2013-08-13
CIK 1173281

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington , D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

(212) 682-8452

(Registrant's telephone number, including area code)

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Do not check if smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,727,350 shares of Common Stock outstanding as of August 13, 2013.

OHR PHARMACEUTICAL, INC.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

TABLE OF CONTENTS	PAGE

Unaudited Balance Sheets as of June 30, 2013 and September 30, 2012	4
Unaudited Statements of Operations for the three and nine months ended June 30, 2013 and 2012 and the period from inception of the Development Stage on October 1, 2007 through June 30, 2013	5
Unaudited Statements of Cash Flows for the nine months ended June 30, 2013 and 2012 and the period from inception of the Development Stage on October 1, 2007 through June 30, 2013	6
Notes to Unaudited Financial Statements	7

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	June 30,	September 30,
	2013	2012
ASSETS
CURRENT ASSETS
Cash	$6,048,595	$2,632,413
Prepaid expenses	212,005	218,242

Total Current Assets	6,260,600	2,850,655

EQUIPMENT, net	36,019	43,111

OTHER ASSETS
Patent costs, net	565,259	623,654

TOTAL ASSETS	$6,861,878	$3,517,420

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$211,680	$300,462
Notes payable	42,400	22,037
Derivative liabilities	—	768,696

Total Current Liabilities	254,080	1,091,195

TOTAL LIABILITIES	254,080	1,091,195

STOCKHOLDERS' EQUITY
Preferred stock, Series B; 6,000,000 shares authorized, $0.0001 par value, 500,000 and 5,583,336 shares issued and outstanding, respectively	50	558
Common stock; 180,000,000 shares authorized, $0.0001 par value, 19,677,792 and 15,752,896 shares issued and outstanding, respectively	1,968	1,575
Additional paid-in capital	38,985,217	30,966,379
Stock subscription receivable	—	(11,891)
Accumulated deficit	(21,628,748)	(21,628,748)
Deficit accumulated during the development stage	(10,750,689)	(6,901,648)

Total Stockholders' Equity	6,607,798	2,426,225
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,861,878	$3,517,420

The accompanying notes are an integral part of these unaudited financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,		From Inception of the Development Stage on October 1, 2007 Through
	2013	2012	2013	2012	June 30, 2013
OPERATING EXPENSES
General and administrative	$138,545	$30,644	$242,557	$98,969	$1,375,925
Professional fees	319,063	133,160	440,243	358,657	2,781,660
Research and development	416,274	353,032	1,428,576	1,040,352	3,854,791
Salaries and wages	461,693	117,889	707,093	541,402	1,937,967

Total Operating Expenses	1,335,575	634,725	2,818,469	2,039,380	9,950,343

OPERATING LOSS	(1,335,575)	(634,725)	(2,818,469)	(2,039,380)	(9,950,343)

OTHER INCOME (EXPENSE)
Interest expense	(2,988)	(906)	(3,547)	(906)	(55,087)
Gain/(loss) on derivative liability	—	174,867	(1,117,642)	496,899	(1,801,871)
Gain on sale of assets	—	—	—	—	70,500
Gain on settlement of debt	—	—	—	21,005	153,557
Other income and expense	132	11	90,617	49	154,142

Total Other Income (Expense)	(2,856)	173,972	(1,030,572)	517,047	(1,478,759)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,338,431)	(460,753)	(3,849,041)	(1,522,333)	(11,429,102)
PROVISION FOR INCOME TAXES	—	—	—	—	—

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	(1,338,431)	(460,753)	(3,849,041)	(1,522,333)	(11,429,102)
Income from discontinued operations
(including gain on disposal of $606,000)	—	—	—	—	678,413
Income tax benefit	—	—	—	—	—

GAIN ON DISCONTINUED OPERATIONS	—	—	—	—	678,413

NET INCOME (LOSS)	$(1,338,431)	$(460,753)	$(3,849,041)	$(1,522,333)	$(10,750,689)

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Continuing operations	$(0.07)	$(0.03)	$(0.23)	$(0.11)
Discontinued operations	0.00	0.00	0.00	0.00
	$(0.07)	$(0.03)	$(0.23)	$(0.11)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	18,707,759	14,011,897	16,843,170	13,744,900

The accompanying notes are an integral part of these unaudited financial statements.

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended June 30,		From Inception of the Development Stage on October 1, 2007 Through June 30,
	2013	2012	2013
OPERATING ACTIVITIES
Net loss	$(3,849,041)	$(1,522,333)	$(10,750,689)
Adjustments to reconcile net loss to net cash used by operating activities:
Discontinued operations	—	—	(678,413)
Common stock issued for services	214,500	—	544,322
Fair value of warrants issued for services	260,942	173,712	1,444,455
Fair value of employee stock options	444,162	353,772	1,529,730
Amortization of common stock and warrants issued in advance of services	—	177,718	—
(Gain) loss on extinguishment of debt	—	(21,005)	(89,592)
Gain on sale of asset	—	—	(70,500)
(Gain) loss on derivative liability	1,117,642	(496,899)	1,801,871
Depreciation	7,092	7,092	22,402
Amortization of patent costs	58,395	58,666	234,741
Changes in operating assets and liabilities
Prepaid expenses and deposits	69,837	(161,143)	(73,247)
Other receivables and other current assets	—	184,358	85,025
Accounts payable and accrued expenses	(88,782)	11,990	19,842

Net Cash Used in Operating Activities	(1,765,253)	(1,234,072)	(5,980,053)

INVESTING ACTIVITIES
Proceeds from sale of asset	—	—	70,500
Purchase of equipment	—	(33,403)	(58,421)
Purchase of patents and other intellectual property	—	—	(300,000)
Discontinued operations	—	—	418,000

Net Cash Provided by (Used in) Investing Activities	—	(33,403)	130,079

FINANCING ACTIVITIES
Proceeds from the sale of preferred stock and warrants	—	—	1,005,000
Proceeds from the sale of common stock and warrants	—	1,100,000	2,150,000
Proceeds from warrants exercised for cash	5,224,672	1,098,610	9,132,232
Proceeds from related party payables	—	—	125,453
Repayments of related party payables	—	—	(125,453)
Proceeds from short-term notes payable	—	74,738	64,408
Repayments of short-term notes payable	(43,237)	(30,383)	(160,346)
Repayment of convertible debentures	—	—	(490,000)

Net Cash Provided by Financing Activities	5,181,435	2,242,965	11,701,294

NET CHANGE IN CASH	3,416,182	975,490	5,851,320
CASH AT BEGINNING OF PERIOD	2,632,413	469,786	197,275
CASH AT END OF PERIOD	$6,048,595	$1,445,276	$6,048,595

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Statements of Cash Flows (Continued)

(Unaudited)

	For the Nine Months Ended June 30,		From Inception of the Development Stage on October 1, 2007 Through June 30,
	2013	2012	2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$3,116	$906	$74,856
Income Taxes	—	—	—

NON CASH FINANCING ACTIVITIES:
Common stock and warrants issued in advance of services	$—	$442,397	$—
Reclassification of derivative liability to permanent equity	1,886,338	3,454,094	5,320,432
Stock subscription receivable	—	1,815,842	—
Financing of insurance premiums through issuance of short term notes	63,600	—	138,338
Conversion of preferred for common stock	169	—	169
Noncash exercise of options	11	—	11
Transfer of investment for dividends payable	—	—	186,000
Purchase of patents for debenture	—	—	500,000
Conversion of debenture	—	—	10,000
Options issued to settle accounts payable	—	—	3,991

The accompanying notes are an integral part of these unaudited financial statements.

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

June 30, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K filed with the SEC on January 9, 2013. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been condensed or omitted. The results of operations for the periods ended June 30, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

On June 3, 2013, the Company effected a 3:1 reverse stock split on its shares of common stock. Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto have been retroactively adjusted for the stock split as if such stock split occurred on the first day of the first period presented. Certain amounts in the notes to the financial statements may be slightly different than previously reported due to rounding of fractional shares as a result of the reverse stock split.

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

Level 3-Inputs are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value.

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

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

June 30, 2013

The fair value of the stock warrant derivative liability was calculated using a Lattice Model that values the embedded derivatives based on future projections of the various potential outcomes. The assumptions that are analyzed and incorporated into the model include expectations of additional potential shares to be issued under the provision, the expectations of future stock price performance, expectations of future issuances based on the Company's prior stock history, prior issuances of stock, and expected capital requirements. Probabilities were assigned to various scenarios in which the reset provisions would go into effect and weighted accordingly.

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

The following tables present the fair value of financial instruments as of June 30, 2013, by caption on the balance sheet and by ASC 820 valuation hierarchy described above.

Stock Warrant
Level 3 Reconciliation:	Derivative
Level 3 assets and liabilities at September 30, 2012	$768,696
Purchases, sales, issuances and settlements (net)	(1,886,338)
Mark to market adjustments	1,117,642
Total level 3 assets and liabilities at June 30, 2013	$—

In March 2013, the stock warrants were fully exercised; 24,000 warrants for cash and the remaining 816,000 warrants through a cashless exercise. Consequently, these instruments were no longer accounted for as derivatives. The stock warrants were marked to market as of the exercise date and the applicable fair value related to the 816,000 warrants of $1,886,338 was credited to additional paid in capital while the applicable fair value for the 24,000 warrants of $55,481 was credited to gain on derivative liability.

Reclassification of Financial Statement Accounts

Certain amounts in the June 30, 2012 financial statements have been reclassified to conform to the presentation in the June 30, 2013 financial statements.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the Company's financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 – NOTES PAYABLE

On June 30, 2012, the Company entered into a premium financing arrangement for clinical trial insurance in the amount of $24,438. The financing arrangement bears interest at 12.95% and will be fully paid in 12 months from the date of issuance. As of June 30, 2013, the Company had repaid $24,438 of principal and had paid interest of $2,901 in cash.

On April 1, 2013, the Company entered into a premium financing arrangement for its directors and officers insurance in the amount of $63,600. The financing arrangement bears interest at 7.25% and will be fully paid in 12 months from the date of issuance. As of June 30, 2013, the Company had repaid $21,200 of principal and had paid interest of $646 in cash.

NOTE 4 – CAPITAL STOCK

On October 5, 2012, the Company received notice of conversion from two holders of its Series B preferred shares for the conversion of 138,889 preferred shares into common shares. The conversion rate for the preferred shares is three to one into common shares. Accordingly, the Company issued 46,296 common shares.

On October 24, 2012, the Company received notice of exercise for 66,667 warrants at an exercise price of $1.50. Accordingly, the Company issued 66,667 shares of common stock for proceeds of $100,000.

On November 30, 2012, the Company received notice from a former director to exercise 53,624 options to purchase common stock using the net exercise feature in the option. Accordingly, the Company issued 30,842 shares of common stock.

As of December 31, 2012, the Company has collected the subscription receivable of $11,891.

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

June 30, 2013

In March 2013, the Company received notices of exercise for 36,379 warrants at an exercise price ranging from $1.65 to $3.57. Accordingly, the Company issued 36,379 common shares for proceeds of $76,682.

On March 13, 2013, the Company received notice from a former director to exercise 128,698 options using the net exercise feature in the option. Accordingly, the Company issued 79,140 common shares.

On March 27, 2013, the Company received notices of cashless exercise for 816,000 Class I warrants. Accordingly, the Company issued 554,943 common shares.

On April 1, 2013, the Company issued 43,333 common shares in exchange for consulting services. These services were valued at $214,500 using the stock price at the grant date.

On April 16, 2013, the Company received notice of conversion from a holder of its Series B preferred shares for the conversion of 138,889 preferred shares into common shares. The conversion rate for the preferred shares is three to one into common shares. Accordingly, the Company issued 46,296 common shares.

On April 18, 2013, the Company received notices of exercise for 1,406,320 warrants at an exercise price of $3.57. Accordingly, the Company issued 1,406,320 common shares for proceeds of $5,025,345.

On May 15, 2013, the Company received notice of conversion from several holders of its Series B preferred shares for the conversion of 3,911,108 preferred shares into common shares. The conversion rate for the preferred shares is three to one into common shares. Accordingly, the Company issued 1,303,704 common shares.

On June 7, 2013, the Company received a notice of exercise for 6,519 warrants at an exercise price of $1.65. Accordingly, the Company issued 6,519 common shares for proceeds of $10,756.

On June 14, 2013, the Company received notices of conversion from two holders of its Series B preferred shares for the conversion of 894,450 preferred shares into common shares. The conversion rate for the preferred shares is three to one into common shares. Accordingly, the Company issued 298,150 common shares.

On June 14, 2013, the Company received a notice of cashless exercise for 1,000 Class I warrants. Accordingly, the Company issued 730 common shares.

NOTE 5 – COMMON STOCK WARRANTS

For all warrants included within permanent equity, the Company has determined the estimated value of the warrants granted to non-employees in exchange for services and financing expenses using the Black-Scholes pricing model and the following assumptions: stock price at valuation, $0.63-$4.32; expected term of 3-5 years, exercise price of $1.50-$4.32, a risk free interest rate of 0.21-2.90 percent, a dividend yield of 0 percent and volatility of 114-276 percent. All warrants accounted for as a derivative liability have been valued using a Lattice Model as described in Note 2.

On October 30, 2012, the Company agreed to extend the term of the 3,995,122 common stock warrants issued to investors which were scheduled to expire on October 31, 2012 to April 30, 2013. The warrants were also amended to remove the cashless exercise provision and provided for the early termination of the extension period, at the sole discretion of the Company, in the event that the Company's common stock trades at or above $4.50 for 5 consecutive days. The warrants are exercisable at $3.57.

On March 21, 2013, the Company issued a total of 56,667 warrants with a fair market value of $232,374 for services yet to be rendered to the Company. 40,000 warrants vest equally over the next four quarters from the date of issuance. 16,667 warrants vest equally over the next two quarters from the date of issuance. As of June 30, 2013, the Company has recorded $71,514 in consulting expense related to the portion of warrants that has vested to date. The warrants are exercisable at $4.32 and are scheduled to expire in 3 to 5 years.

On April 18, 2013, the Company converted 2,253,531 series B warrants to amended series B warrants in connection with the exercising of 1,414,995 warrants into common stock. 326,597 Series B warrants expired. The amended series B warrants issued have the exercise price raised to $2.25 per share, and the expiration date has been extended to September 30, 2014.

Below is a table summarizing the warrants issued and outstanding as of June 30, 2013:

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

June 30, 2013

Date	Number	Exercise	Contractual	Expiration
Issued	Outstanding	Price	Life (Years)	Date
Balance 10/1/08	4,503,286	3.54	5	Various
03/20/09	1,666,667	1.50	5	03/31/14
06/03/09	3,722,224	0.54	5	06/03/14
09/30/09	50,000	1.20	5	06/30/14
Expired	—	—	—	—
Balance 9/30/09	9,942,177	2.06	—	—
10/09/09	29,333	1.50	5	10/29/14
11/09/09	6,000	1.50	5	11/09/14
12/04/09	43,333	1.80	2	12/04/11
12/15/09	(1,861,112)	0.54	—	—
01/15/10	1,861,112	1.65	5	01/15/15
01/15/10	(1,861,112)	0.54	—	—
04/09/10	3,333	1.65	5	4/9/2015
07/23/10	31,000	1.50	5	07/23/15
Expired	—	—	—	—
Balance 9/30/10	8,194,064	2.66	—	—
12/30/10	840,000	1.65	5	12/30/15
05/12/11	18,333	1.50	5	05/12/16
06/13/11	100,000	1.50	2	06/13/13
07/15/11	33,333	1.62	5	07/15/16
07/15/11	40,000	1.62	5	07/15/16
08/23/11	16,667	2.01	3	08/23/14
Expired	(363,523)	3.57	—	—
Balance 9/30/11	8,878,874	2.50	—	—
12/16/11	305,559	1.95	5	12/16/16
12/21/12	1,042	1.95	5	12/21/12
03/03/12	116,667	1.95	5	03/03/17
04/10/12	(14,464)	1.80	—	—
04/12/12	5,000	2.70	3	4/12/2015
05/18/12	116,667	2.85	3	5/18/2015
06/28/12	(1,766,334)	1.65	—	—
06/28/12	1,059,803	3.60	5	06/28/17
07/11/12	16,667	2.85	3	07/11/15
07/17/12	(10,000)	1.50	—	—
09/07/12	25,000	3.00	5	09/07/17
Expired	(206,843)	2.37	—	—
Balance 9/30/12	8,527,638	2.80	—	—
10/24/2012	(66,667)	1.50	—	—
3/7/2013	(6,996)	3.57	—	—
3/11/2013	(1,679)	3.57	—	—
3/21/2013	40,000	4.32	5	3/21/2018
3/21/2013	16,667	4.32	3	3/21/2018
3/22/2013	(3,704)	1.65	—	—
3/27/2013	(840,000)	1.65	—	—
4/18/2013	(1,406,320)	3.57	—	—
6/7/2013	(6,519)	1.65	—	—
6/14/2013	(1,000)	1.50	—	—
Expired	(326,597)	3.57	—	—
6/30/2013	5,924,823	2.26	—	—

The outstanding warrants as of June 30, 2013 have an intrinsic value of approximately $31 million. For the nine months ended June 30, 2013, the Company has expensed $260,942 related to the fair value of warrants issued for services.

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

June 30, 2013

NOTE 8 – COMMON STOCK OPTIONS

The Company has determined the estimated value of the options granted to employees and non-employees in exchange for services and financing expenses using the Black-Scholes pricing model and the following assumptions: stock price at valuation, $1.20-4.71; expected term of five years, exercise price of $1.50-4.74, a risk free interest rate of 0.68-2.60 percent, a dividend yield of 0 percent and volatility of 191-277 percent.

On April 30, 2013, the Company granted 116,667 options to a board member. The Company calculated a fair value of $4.59 per option. Of the 116,667 options issued, 29,167 vested upon issuance and the remaining 87,500 vest in 33 percent tranches on the next three anniversary dates. As of June 30, 2013, 29,167 options have vested resulting in compensation expense of $147,233.

On May 17, 2013, the Company granted 116,667 options to a board member. The Company calculated a fair value of $4.50 per option. Of the 116,667 options issued, 29,167 vested upon issuance and the remaining 87,500 vest in 33 percent tranches on the next three anniversary dates. As of June 30, 2013, 29,167 options have vested resulting in compensation expense of $140,775.

During the nine months ended June 30, 2013, the Company recognized $156,154 of expense related to vested options that were granted in prior years. Unamortized option expense as of June 30, 2013 for all options outstanding amounted to approximately $1,414,000.

Below is a table summarizing the options issued and outstanding as of June 30, 2013:

Date	Number	Exercise	Contractual	Expiration
Issued	Outstanding	Price	Life (Years)	Date
Prior 10/1/2008	—	$—	—	—
04/09/09	193,047	1.95	5	04/09/13
Balance 09/30/2009	193,047	1.95	—	—
04/12/10	333,334	1.50	5	04/12/15
Expired	(10,725)	1.95	—	—
Balance 9/30/2010	515,656	$1.65	—	—
Issued	—	—	—	—
Expired	—	—	—	—
Balance 9/30/2011	515,656	$1.65	—	—
03/09/12	566,667	1.71	—	3/9/2017
Expired	—	—	—	—
Balance 9/30/2012	1,082,323	$1.69	—	—
Exercised - 11/30/12	(53,624)	1.95	—	—
Exercised - 03/27/13	(128,698)	1.95	—	—
Issued - 04/30/13	116,667	4.74	5	4/30/2018
Issued - 05/17/13	116,667	4.68	5	5/17/2018
Expired	—	—	—	—
06/30/13	1,133,335	$2.31	—	—

As of June 30, 2013, the outstanding options have an intrinsic value of approximately $6.47 million.

NOTE 9 – SUBSEQUENT EVENTS

On July 1, 2013, the Company received a notice of cashless exercise for 50,000 warrants. Accordingly, the Company issued 40,458 common shares.

On July 24, 2013, the Company issued 9,100 shares of restricted common shares to a vendor for services rendered and expensed $55,667 as research and development expenses.

On August 12, 2013, the court dismissed each of the plaintiff's claims against the Company in the putative class action brought on behalf of the Genaera Liquidating Trust.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” and words of similar import, constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company’s financial and business prospects. These forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of such Act and with the intention of obtaining the benefits of the “safe harbor” provisions of such Act. The Company cautions investors that any forward-looking statements it makes are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. Any investment in our common stock involves a high degree of risk. For a general discussion of some of these risks in greater detail, see our “Risk Factors” in the Company’s Annual Report on Form 10-K (the “ Form 10-K “ ) for the fiscal year ended September 30, 2012, as filed with the Securities and Exchange Commission on January 9, 2013.

History and Recent Events

General and Historical

Summary

Ohr Pharmaceutical, Inc. (“we”, “Ohr”, the “Company” or the “Registrant”) is a Delaware corporation that was organized on August 4, 2009, as successor to BBM Holdings, Inc. (formerly Prime Resource, Inc., which was organized March 29, 2002) pursuant to a reincorporation merger.

The Company is a biotechnology company focused on the development of the Company’s previously acquired compounds with a focus on the clinical development of our two later stage lead products, Squalamine for the treatment of the wet form of age-related macular degeneration (“AMD”) using an eye drop formulation, and OHR/AVR118 for the treatment of cancer cachexia (multi-symptom wasting disorder). We acquired OHR/AVR118 in a secured party sale and Squalamine from the Genaera Liquidating Trust as part of the Company’s strategy to acquire undervalued biotechnology companies and assets.

On March 19, 2009, the Company acquired in a secured party sale all the patents, related intellectual property, clinical data and other assets related to AVR118 (also known now as OHR/AVR118). OHR/AVR118 recently completed a Phase II trial for the treatment of cachexia. The Company acquired OHR/AVR118 and related assets in a secured party sale with $100,000 in cash and $500,000 principal amount of 11% convertible secured non-recourse debenture due June 20, 2011 convertible into common stock at $1.20 per share (the “Convertible Debenture”). The Convertible Debenture was repaid on December 29, 2010 and all security interests were released. The cash portion of the purchase price was financed by short-term loans from an affiliate of Orin Hirschman and another current shareholder, which were repaid June 3, 2009.

On August 19, 2009, the Company completed the acquisition of Squalamine, Trodusquemine and related compounds from Genaera Liquidating Trust. The Company paid $200,000 in cash for the compounds.

On April 12, 2010, Dr. Irach Taraporewala was hired as the Company’s full-time CEO and Sam Backenroth was hired as the Company’s Vice President of Business Development and CFO.

On June 3, 2013, the Company effected a 3:1 reverse stock split on its shares of common stock, preferred stock, options and warrants. Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto have been retroactively adjusted for the stock split as if such stock split occurred on the first day of the first period presented. Certain amounts may be slightly different than previously reported due to rounding of fractional shares as a result of the reverse stock split.

On June 13, 2013, the Company’s common shares were approved for listing and began trading on The NASDAQ Capital Market.

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

Acquisition of Pharmaceutical Business

On March 19, 2009, the Company acquired in a secured party sale all the patents, related intellectual property, clinical data and other assets related to AVR118 (renamed OHR/AVR118). OHR/AVR118 is in an ongoing Phase II trial for the treatment of cachexia. The Company acquired the assets in the secured party sale with $100,000 in cash and by issuing a $500,000 principal amount 11% convertible secured non-recourse debenture due June 20, 2011, convertible at $1.20 per share (the “Convertible Debenture”). The Convertible Debenture was secured by the acquired assets. The cash portion of the purchase price was financed by short-term loans from an affiliate of Orin Hirschman, a director of the Company, and another current shareholder. The Convertible Debenture was paid in full on December 29, 2010 and all security interests were released.

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

On September 24, 2012, the Company announced the initiation of study OHR-002, a multi-center, randomized, double masked, placebo controlled Phase II trial to evaluate the efficacy and safety of Squalamine eye drops for the treatment of the wet form of age-related macular degeneration.

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

●	Eye drops versus standard of care which is an intravitreal injection directly into the eye every 4-8 weeks on a chronic basis

●	Reduction or elimination of intravitreal injections has the potential to provide patients with improved safety by reducing or eliminating side effects associated with the intravitreal injection procedure

●	Inhibition of multiple growth factors may achieve superior visual acuity outcomes. Clinical evidence has demonstrated that inhibiting VEGF and PDGF together may provide patients with better visual acuity outcomes than anti-VEGF therapy alone

●	Cost advantage of manufacturing a small molecule when compared to large molecule proteins and antibodies

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

We commenced a clinical study, named OHR-002, at the end of September 2012. Study OHR-002 is a randomized, double blind, placebo controlled Phase II study to evaluate the efficacy and safety of Squalamine Eye Drops for the treatment of wet-AMD. The study will enroll 120 treatment naïve wet-AMD patients at twenty two clinical sites in the U.S., who will be treated with Squalamine Eye Drops or placebo eye drops twice daily for a nine month period. The primary and secondary endpoints include visual acuity parameters, need for rescue intravitreal injections, and safety. The protocol includes an interim analysis upon the completion of the treatment period in 50% of the patients (approximately 60). We completed 50% enrollment in the study in July 2013 and anticipate the release of interim results of the OHR-002 study in the second quarter of 2014.

Additionally, Squalamine has shown promise in the treatment of solid tumors such as ovarian cancer using the intravenous formulation in significantly higher doses than the eye drop formulation. In a Phase IIa study, patients with stage III and IV refractory and resistant ovarian cancer received Squalamine in conjunction with carboplatin, with approximately two thirds of the patients achieving a complete response, partial response or stable disease. Squalamine has been awarded Orphan Drug Status by the FDA for the treatment of late stage resistant or refractory ovarian cancer. We expect to publish or present the survival data on the completed phase IIa study by year end 2013 at a scientific conference or appropriate forum. Because of funding constraints, Ohr is seeking a development partner to further advance development of this indication; however we currently do not have plans to enter into such a transaction and there is no assurance that the Company will complete such a transaction.

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

The Company has completed a Phase II clinical trial of OHR/AVR 118 for the treatment of cancer cachexia at a leading cancer center in Canada. Cancer cachexia is a severe wasting disorder characterized by weight loss, muscle atrophy, fatigue, weakness, and significant loss of appetite. This disorder is often seen in late stage cancer patients. There is currently no FDA approved drug for the treatment of cancer cachexia. The Company presented interim data on this trial at the annual conference of the Society of Cachexia and Wasting Disorders in Barcelona, Spain in December 2009.

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

Patients had the option to continue receiving study drug after completing the initial 28 day treatment period if they and their doctor felt it was in their best interest, and 11 of the 18 patients (61%) elected to do so, being treated with the drug for a total of between 42 to 153 days. Sustained body weight stabilization was maintained even on prolonged therapy with the drug in this sub-group of patients. Importantly, these results were seen despite the fact that 7 of the 18 patients were receiving concomitant chemotherapy, and 1 was receiving concomitant radiotherapy during the trial treatment period with OHR/AVR118. Ordinarily, chemotherapy and radiation exacerbate the symptoms of cachexia. The drug was well tolerated by the patients in the study. The Company expects to present additional detailed data in a presentation at a scientific meeting focused on cachexia and wasting disorders in the fourth quarter of 2013. The Company is exploring potential strategic opportunities to further the OHR/AVR118 clinical program, however we currently do not have plans to enter into such a transaction and there is no assurance that the Company will complete such a transaction.

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

Not including the non-cash stock warrant derivative liability of $0 and $768,696, net working capital reserves increased from the fiscal year-ended 2012 to the period ended June 30, 2013 by $4,247,060 primarily due to the increase in the cash from a financing completed in April 2013. At present, the Company has no bank line of credit or other fixed source of positive net working capital reserves. Should it need additional capitalization in the future, it will be primarily reliant upon private or public placement of its equities for which there can be no warranty or assurance that the Company may be successful in such efforts. The Company raised approximately $5.06 million through the exercise of warrants in April 2013, and management believes the Company has sufficient capital to meet its planned operating needs through January 2015.

Significant Subsequent Events

On July 1, 2013, the Company received a notice of cashless exercise for warrants exercisable to purchase 50,000 shares. Accordingly, the Company issued 40,458 common shares.

On July 24, 2013, the Company issued 9,100 shares of restricted common shares to a vendor for services rendered and expensed $55,667 as trial expenses as part of research and development.

On August 12, 2013, the court dismissed each of the plaintiff's claims against the Company in the putative class action brought on behalf of the Genaera Liquidating Trust. See “Legal Proceedings”.

Results of Operations

Three Months Ended June 30, 2013

Three months ended June 30, 2013 (“2013”) compared to the three months ended June 30, 2012 (“2012”). Results of operations for the three months ended June 30, 2013 reflect the following changes from the prior period.

Results of Operations - Three Months
	2013	2012	Change
Operating Expenses
General and administrative	$138,545	$30,644	$107,901
Professional fees	319,063	133,160	185,903
Research and development	416,274	353,032	63,242
Salaries and wages	461,693	117,889	343,804
Total Operating Expenses	1,335,575	634,725	700,850

Operating Income (Loss)	(1,335,575)	(634,725)	(700,850)

Gain (loss) on derivative liability	—	174,867	(174,867)
Gain on settlement of debt	—	—	—
Other income and expenses	(2,856)	(895)	(1,961)

Income (loss) from operations	(1,338,431)	(460,753)	(877,678)
Discontinued operations	—	—	—

Net Income (Loss)	$(1,338,431)	$(460,753)	$(877,678)

The Company had no net revenues from continuing operations in the three months ended June 30, 2013. The Company’s products are in the development stage. Accordingly, the Company also had no cost of revenue from continuing operations in the three months ended June 30, 2013.

General and administrative expenses from continuing operations increased from $30,644 in 2012 to $138,545 in 2013. Professional fees increased from $133,160 in 2012 to $319,063 in 2013. The increase in professional fees during 2013 is primarily due to increased activities and fees related to investor relations. Salaries and wages increased from 2012 to 2013 due to option grants and bonuses that were higher in 2013 than in 2012. The Company expects salaries and wages, professional fees, and general and administrative expenses to increase in future periods as development of its products continues.

The Company incurred $416,274 in research and development expenses in 2013 compared to $353,032 in 2012. The increase is a result of the ongoing clinical trial in wet-AMD and continuation of the animal studies and lab tests which began part way through 2011 as well as maintenance and development of the products that it acquired in 2009. The Company expects research and development expenses to continue to rise as development of its products continue.

The Company had other income and expenses in 2013 of ($2,856) as compared to ($895) in the same period in 2012. The increase was primarily the result of interest expense on the notes payable during 2013.

For the three months ended June 30, 2013, the Company recognized net loss of $1,338,431, reflecting the non-cash gain on derivative liabilities of $0 in other income (expenses), compared to net loss of $460,753 for the same period in 2012, reflecting the non-cash gain on derivative liabilities of $174,867. Until the Company is able to generate revenues, management expects to continue to incur such net losses.

Nine Months Ended June 30, 2013

Nine months ended June 30, 2013 (“2013”) compared to the nine months ended June 30, 2012 (“2012”). Results of operations for the nine months ended June 30, 2013 reflect the following changes from the prior period.

Results of Operations - Nine Months
	2013	2012	Change
Operating Expenses
General and administrative	$242,557	$98,969	$143,588
Professional fees	440,243	358,657	81,586
Research and development	1,428,576	1,040,352	388,224
Salaries and wages	707,093	541,402	165,691
Total Operating Expenses	2,818,469	2,039,380	779,089

Operating Income (Loss)	(2,818,469)	(2,039,380)	(779,089)

Gain (loss) on derivative liability	(1,117,642)	496,899	(1,614,541)
Gain on settlement of debt	—	21,005	(21,005)
Other income and expenses	87,070	(857)	87,927
Income (loss) from operations	(3,849,041)	(1,522,333)	(2,326,708)
Discontinued operations	—	—	—
Net Income (Loss)	$(3,849,041)	$(1,522,333)	$(2,326,708)

The Company had no net revenues from continuing operations in the nine months ended June 30, 2013. The Company’s products are in the development stage. Accordingly, the Company also had no cost of revenue from continuing operations in the nine months ended June 30, 2013.

General and administrative expenses from continuing operations increased from $98,969 in 2012 to $242,557 in 2013. The increase in general and administrative expenses during 2013 is primarily due to increased activity relating to its listing on NASDAQ. Professional fees increased from $358,657 in 2012 to $440,243 in 2013. The increase in professional fees during 2013 is primarily due to increased activities and greater expenses related to investor relations. Salaries and wages increased from 2012 to 2013 because expenses due to option grants and bonuses were higher in 2013 than 2012. The Company expects salaries and wages, professional fees, and general and administrative expenses to increase in future periods as development of its products continues.

The Company incurred $1,428,576 in research and development expenses in 2013 compared to $1,040,352 in 2012. The increase is a result of the ongoing clinical trial in wet-AMD and continuation of the animal studies and lab tests which began part way through 2011 as well as maintenance and development of the products that it acquired in 2009. The Company expects research and development expenses to continue to rise as development of its products continue.

The Company issued certain securities to investors at various times that qualify for derivative accounting which requires that the value of these warrants be recorded as a liability instead of within permanent equity. These derivatives are then marked to their fair value at the end of each reporting period with changes being recorded in earnings. As the Company’s stock price increased during 2013 the value of these derivatives have increased, resulting in an increase in the liability and a non-cash loss on derivative liability of $1,117,642 for 2013 compared to a gain of $496,899 in the comparable period in 2012.

The Company had other income and expenses in 2013 of $87,070 as compared to ($857) in the same period in 2012. The increase was primarily the result of a payment made to the Company from its clinical trials insurance provider that was acquired in 2013 and made a subsequent distribution to its policyholders.

For the nine months ended March 31, 2013, the Company recognized net loss of $3,849,041, reflecting the non-cash loss on derivative liabilities of $1,117,642 in other income (expenses), compared to net loss of $1,522,333 for the same period in 2012, reflecting the non-cash gain on derivative liabilities of $496,899. Until the Company is able to generate revenues, management expects to continue to incur such net losses.

Item 3.	Quantitative and Qualitative Risk

Market risk represents the risk of loss arising from adverse changes in interest rates and foreign exchange rates. The Company does not have any material exposure to interest rate or exchange rate risk.

Item 4.	Controls and Procedures

Management’s Quarterly Report on Internal Control Over Financial Reporting

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

As of March 31, 2013, our management identified a material weakness in our disclosure controls and procedures relating to insufficient internal controls. In June 2013, we designated an audit committee and in addition, enhanced our proficiency in the professional literature on these subjects and broadened external oversight. As a result of these steps we have remedied the material weakness in our disclosure controls and procedures.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

In June 2012, the Company was named, along with other parties, as a defendant in a putative class action lawsuit being brought, as amended, on behalf of the Genaera Liquidating Trust ("Trust"). We purchased biotechnology assets from the Trust in 2009. On August 12, 2013, the court dismissed each of the plaintiff's claims against the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On November 5, 2010 the Company issued 16,667 shares of common stock to a consultant for services. The shares were valued at $0.60 per share based on the market price of the shares on the date of issuance. The Company recorded the corresponding $10,000 expense to general and administrative expense.

On December 30, 2010 the Company sold 1,400,000 shares of common stock to a group of institutional and accredited investors for gross proceeds of $1,050,000. In connection with the financing, the investors received 840,000 five year warrants to purchase common stock at an exercise price of $1.65 per share. The exercise price of these warrants contains certain reset provisions which require the fair value of the warrants to be reported as a stock warrant derivative liability. On the date of issuance, the Company calculated the fair value of these warrants to be $528,847. The total cash proceeds of $1,050,000 were first applied as an increase to stock warrant derivative liability with the remaining $521,153 being allocated to the common shares and being recorded in additional paid-in capital.

Between May 12 and August 23, 2011, the Company issued a total of 208,333 warrants for services rendered to the Company. These warrants fully vested at September 30, 2012, No further expenses were incurred at March 31, 2013, for these warrants. On December 16, 2011, the Company completed a private placement offering pursuant to which the Company sold 611,114 shares of its common stock at a price of $1.80 per share for gross proceeds of $1,100,000. Purchasers of the shares also received an aggregate of 305,560 Class J Warrants to purchase common stock at an exercise price of $1.95 per share and exercisable for a period of 5 years.

On December 21, 2011, the Company issued a total of 1,042 warrants for services rendered to the Company. In conjunction with this issuance, the Company recognized $1,967 in consulting expense. The warrants are exercisable for five years at an exercise price of $1.95 per share.

On February 15, 2012, the Company issued 55,556 shares of common stock as a deposit on a service contract. The shares were valued at $1.80 per share based on the fair market value of the services to be provided. The Company recorded the corresponding $100,000 fair market value as research and development expense.

On March 3, 2012, the Company issued a total of 116,667 fully-vested warrants with a fair market value of $220,422 as a retainer for services to be rendered to the Company. In accordance with ASC 505-50-25, the Company recorded the fair market value of the warrants as professional fees.

On March 9, 2012, the Company agreed to grant 566,667 options to board members and executives. The Company calculated a fair value of $1.89 per option. Of the 566,667 options issued, 141,667 vested upon issuance and the remaining 425,000 vest in 25 percent tranches on each anniversary. As of September 30, 2012, 141,667 options have vested resulting in compensation expense of $268,078.

On March 18, 2012, the Company issued 43,333 shares of common stock as a deposit on a service contract. The shares were valued at $2.52 per share based on the fair market value of the stock on the date of issuance. The Company recorded the corresponding $109,200 fair market value professional fees.

On April 10, 2012 the Company converted 14,464 warrants into shares of common stock through a cashless exercise. The cashless calculation amounted to 4,221 shares of common stock which were issued April 11, 2012.

On April 12, 2012, the Company issued a total of 5,000 fully-vested warrants with a fair market value of $12,775 as a retainer for services to be rendered to the Company. In accordance with ASC 505-50-25, the Company recorded the fair market value of the warrants as professional fees.

Between May 18, 2012 and July 11, 2012, the Company issued a total of 133,333 warrants with a fair market value of $357,394 for services yet to be rendered to the Company. The 116,667 warrants vest in two equal amounts three and six months from the date of issuance while the remaining 16,667 warrants vest over four quarters effective October 11, 2012. As of September 30, 2012, the Company has recorded $157,235 in professional fees related to the warrants that have vested to date.

On June 28, 2012, the Company issued 1,766,334 shares of common stock for total proceeds of $2,914,452 to investors who elected to convert their Class H warrants at an exercise price of $1.65. As an incentive to exercise the options, the Company agreed to issue 0.2 replacement warrants for each full warrant exercised. The Company issued 1,059,804 replacement warrants under the incentive provision. The warrants were valued at $2,663,204. As the original warrants were issued as part of cash financing, the value of these warrants has been included as an offsetting entry within additional paid-in capital.

On July 9, 2012, the Company received a notice of exercise for 10,000 warrants to purchase common stock through a cashless exercise. The cashless calculation amounted to 4,444 shares of common stock which were issued on July 17, 2012.

On September 7, 2012, the Company issued warrants to a related party to purchase 25,000 shares of common stock as compensation for the use of the office facilities and receptionist. Such warrants have an exercise price of $3.00 and will be exercisable for a period of five years. We have been using the office space since April 2010 and will continue to do so in the future.

On September 12, 2012, the Company issued 33,333 shares of common stock as a deposit on a service contract. The shares were valued at $2.97 per share based on the fair market value of the stock on the date of issuance. The Company recorded the corresponding $99,000 fair market value as professional fees.

On September 19, 2012, the Company issued 367 shares of common stock to a consultant for services. The shares were valued at $3.06 per share based on the market price of the shares on the date of issuance. The Company recorded the corresponding $1,122 expense to general and administrative expense.

On October 5, 2012, the Company received notice of conversion from two holders of its Series B preferred shares for the conversion of 46,296 preferred shares into common shares. The conversion rate for the preferred shares is one to one into common shares. Accordingly, the Company issued 46,296 shares of common stock.

On October 24, 2012, the Company received notice of exercise for 66,667 warrants at an exercise price of $1.50. Accordingly, the Company issued 66,667 shares of common stock for proceeds of $100,000.

On November 30, 2012, the Company received notice from a former director to exercise 53,624 options to purchase common stock using the net exercise feature in the option. Accordingly, the Company issued 30,842 shares of common stock.

On March 7, 2013, the Company received notices of exercise for 6,996 warrants at an exercise price of $3.57. Accordingly, the Company issued 6,996 shares of common stock for proceeds of $24,976.

On March 11, 2013, the Company received notice of exercise for 1,679 warrants at an exercise price of $3.57. Accordingly, the Company issued 1,679 shares of common stock for proceeds of $5,994.

On March 22, 2013, the Company received notice of exercise for 3,704 warrants at an exercise price of $1.65. Accordingly, the Company issued 3,704 shares of common stock for proceeds of $6,112.

On March 27, 2013, the Company received notice from a former director to exercise 128,698 options to purchase common stock using the net exercise feature in the option. Accordingly, the Company issued 79,140 shares of common stock.

On March 27, 2013, the Company received notices of cashless exercise for 554,943 warrants for the same number of shares of common stock. Accordingly, the Company issued 554,943 shares of common stock. On that same day, the Company received notice of exercise for 24,000 warrants at an exercise price of $1.65. Accordingly, the Company issued 24,000 shares of common stock for proceeds of $39,600.

On April 1, 2013, the Company issued 43,333 shares of common stock in exchange for consulting services. These services were valued at $214,500.

On April 5, 2013, the Company notified holders of the Company’s Series B Warrants, exercisable at $3.57 per warrant (the “Series B Warrants”) that it had accelerated the date of expiration of the Series B Warrants in accordance with their terms to April 18, 2013 at 4:00pm EDT. The letter also outlined an offer to Series B Warrant holders that exercise at least 33% of their Series B Warrant holdings to amend the terms of such holders’ unexercised Series B Warrants (the “Qualified Warrants”) to provide for (i) an extension of the expiration date of the Qualified Warrants to September 30, 2013 (“New Warrant Expiration Date”), (ii) increase of the exercise price to $6.75, (iii) acceleration of the New Warrant Expiration Date at the option of the Company following a period of 5 consecutive trading days where the market price per share exceeds 200% of the exercise price then in effect, and (iv) exercise via a net exercise feature (the Qualified Warrants, as amended, referred to as the “Amended Series B Warrants”). Between March 1 and the April 18, 2013, 4:00 pm EDT expiration deadline, the Company received notices for the exercise 1,414,995 Series B Warrants for gross proceeds of approximately $5.06 million dollars. Accordingly, the Company issued 1,414,995 shares of Company common stock, and 2,253,531 Qualified Warrants were converted to 2,253,531 Amended Series B Warrants. 326,597 Series B Warrants were not exercised and have expired.

On April 16, 2013, the Company received a notice of conversion of 138,888 Preferred Shares. The Preferred Shares are convertible into common stock at a conversion rate of 3:1. Accordingly, the Company issued 46,296 shares of common stock.

On May 15, 2013, the Company received notice of conversion from several holders of its Series B preferred shares for the conversion of 3,911,112 preferred shares into common shares. The conversion rate for the preferred shares is 3:1 into common shares. Accordingly, the Company issued 1,303,704 shares of common stock.

On June 3, 2013, the Company effected a 3:1 reverse stock split on its shares of preferred and common stock. All stock numbers in this document reflect this split and are presented as post-split numbers.

On June 7, 2013, the Company received a notice of exercise for 6,519 warrants at an exercise price of $1.65. Accordingly, the Company issued 6,519 common shares for proceeds of $10,756

On June 14, 2013, the Company received notices of conversion from two holders of its Series B preferred shares for the conversion of 894,450 preferred shares into common shares. The conversion rate for the preferred shares is 3:1 into common shares. Accordingly, the Company issued 298,150 shares of common stock.

On June 14, 2013, the Company received a notice of cashless exercise for 1,000 Class I warrants. Accordingly, the Company issued 730 common shares.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Number
10.35	Employment Agreement with Irach Taraporewala, dated August 9, 2013
10.36	Employment Agreement with Sam Backenroth, dated August 9, 2013
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2013

OHR PHARMACEUTICAL, INC. (Registrant)

By:	/s/ Irach Taraporewala
Irach Taraporewala
Chief Executive Officer

By:	/s/ Sam Backenroth
Sam Backenroth
Chief Financial Officer

