Form 10-K
period 2013-09-30
Ohr Pharmaceutical Inc
filed 2013-12-27
CIK 1173281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

Securities registered under to Section 12(g) of the Exchange Act: Common Stock, par value $0.0001 per share

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

(Check One): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates at March 31, 2013 based on the closing price of the registrant’s common stock on the NASDAQ Capital Market on such date was $64,317,192. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. The determination of executive officers or affiliate status is not necessarily a conclusive determination for other purposes. At December 27, 2013, the registrant had 19,970,046 shares of Common Stock outstanding.

Part I

ITEM 1 BUSINESS

Our discussion and analysis of the business and subsequent discussion of financial conditions may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical in nature, including statements about beliefs and expectations, are forward-looking statements. Words such as “may,” “will,” “should,” “estimates,” “predicts,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties as described in greater detail in our “Risk Factors” on page 6 of this Annual Report. You are cautioned that these forward-looking statements reflect management’s estimates only as of the date hereof, and we assume no obligation to update these statements, even if new information becomes available or other events occur in the future. Actual future results, events and trends may differ materially from those expressed in or implied by such statements depending on a variety of factors, including, but not limited to those set forth in our filings with the Securities and Exchange Commission (“SEC”). Specifically, and not in limitation of these factors, we may alter our plans, strategies, objectives or business.

We are a reporting company and file annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any reports, proxy statements or other information that we file at the SEC’s public reference room at 100 F Street N.E., Room 1580, Washington, D.C., 20549. You can also request copies of these documents by writing to the SEC and paying a fee for the copying costs. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. Our public filings with the SEC are also available on the web site maintained by the SEC at http://www.sec.gov .

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

  On March 19, 2009, the Company acquired in a secured party sale all the patents, related intellectual property, clinical data and other assets related to AVR118 (also known now as OHR/AVR118). OHR/AVR118 has completed a Phase II trial for the treatment of cachexia. The Company acquired OHR/AVR118 and related assets in a secured party sale with $100,000 in cash and $500,000 principal amount of 11% convertible secured non-recourse debenture due June 20, 2011 convertible into common stock at $1.20 per share (the “Convertible Debenture”). The Convertible Debenture was repaid on December 29, 2010 and all security interests were released. The cash portion of the purchase price was financed by short-term loans from an affiliate of Orin Hirschman and another current shareholder, which were repaid June 3, 2009.

On August 19, 2009, the Company completed the acquisition of Squalamine, Trodusquemine and related compounds from Genaera Liquidating Trust. The Company paid $200,000 in cash for the compounds.

On April 12, 2010, Dr. Irach Taraporewala was hired as the Company’s full-time CEO and Sam Backenroth was hired as the Company’s Vice President of Business Development and CFO.

On June 3, 2013, the Company effected a 3:1 reverse stock split on its shares of common stock (with related adjustments to its outstanding preferred stock, options and warrants). Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto have been retroactively adjusted for the stock split as if such stock split occurred on the first day of the first period presented. Certain amounts may be slightly different than previously reported due to rounding of fractional shares as a result of the reverse stock split.

On June 13, 2013, the Company’s common shares were approved for listing and began trading on The NASDAQ Capital Market.

The Company is currently engaged in the clinical testing of Squalamine eye drops for the treatment of wet-AMD and OHR/AVR118 for the treatment of cancer cachexia.

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

Acquisition of Pharmaceutical Business

On March 19, 2009, the Company acquired in a secured party sale all the patents, related intellectual property, clinical data and other assets related to AVR118 (renamed OHR/AVR118). OHR/AVR118 has completed a Phase II trial for the treatment of cachexia. The Company acquired the assets in the secured party sale with $100,000 in cash and by issuing a $500,000 principal amount 11% convertible secured non-recourse debenture due June 20, 2011, convertible at $1.20 per share (the “Convertible Debenture”). The Convertible Debenture was secured by the acquired assets. The cash portion of the purchase price was financed by short-term loans from an affiliate of Orin Hirschman, a director of the Company, and another current shareholder. The Convertible Debenture was paid in full on December 29, 2010 and all security interests were released.

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

On March 21, 2013, the Company announced the results of the Phase II clinical trial evaluating OHR/AVR118 for the treatment of cancer cachexia, a wasting disorder often seen in late stage cancer patients. Final data on the clinical trial was presented by Dr. Martin Chasen at the Annual Cachexia Conference which took place in Kobe Japan in December 2013.

Between April and August 2013, the Company initiated two investigator sponsored trials, Study OHR-003 and Study OHR-004. The trials will evaluate Squalamine eye drops for the treatment of Proliferative Diabetic Retinopathy, and Retinal Vein Occlusion.

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

Ohr reformulated Squalamine for ophthalmic indications from an intravenous infusion (“IV”) to a topical eye drop. Preclinical testing has demonstrated that the eye drop formulation is both safe to ocular tissues and achieves in excess of target anti-angiogenic concentrations in the tissues of the back of the eye. The topical formulation is designed for enhanced uptake to the back of the eye and decreased potential for side effects. The Company is advancing its clinical wet-AMD program with this topical formulation. In May 2012, the U.S. Food and Drug Administration (“FDA”) awarded Fast Track Designation to the Squalamine eye drop program for the potential treatment of wet-AMD.

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

We commenced a clinical study, Study OHR-002, which began enrolling patients in late 2012. Study OHR-002 is a randomized, double blind, placebo controlled Phase II study to evaluate the efficacy and safety of Squalamine Eye Drops for the treatment of wet-AMD. The study will enroll 120 treatment naïve wet-AMD patients at more than twenty clinical sites in the U.S., who will be treated with Squalamine Eye Drops or placebo eye drops twice daily for a nine month period. The primary and secondary endpoints include visual acuity parameters, need for rescue intravitreal injections, and safety. The protocol includes an interim analysis upon the completion of the treatment period in 50% of the patients (approximately 60). We completed 50% enrollment in the study in July 2013 and therefore anticipate the release of interim results of the OHR-002 study in the second quarter of 2014. Full enrollment is expected to be completed in the first quarter of 2014, with final data on the study available in the fourth quarter of 2014.

We have also commenced two investigator sponsored trials (“IST”) in indications where a molecule that possesses anti-angiogenic properties may provide therapeutic benefit. Study OHR-003 is a monotherapy IST evaluating Squalamine Eye Drops in patients with Proliferative Diabetic Retinopathy, and Study OHR-004 is an IST evaluating Squalamine Eye Drops in patients with Branch and Central Retinal Vein Occlusion. We expect the data from OHR-003 and OHR-004 to be available in 2014 for presentation by the investigators at an appropriate scientific forum or conference. We also anticipate initiating additional IST’s to further evaluate Squalamine eye drops for ophthalmic indications in the first quarter of calendar 2014.

Additionally, Squalamine has shown promise in the treatment of solid tumors such as ovarian cancer using the intravenous formulation in significantly higher doses than the eye drop formulation. In a Phase IIa study, patients with stage III and IV refractory and resistant ovarian cancer received Squalamine in combination with carboplatin, with approximately two thirds of the patients achieving a complete response, partial response or stable disease. Squalamine has been awarded Orphan Drug Status by the FDA for the treatment of late stage resistant or refractory ovarian cancer. We expect to publish or present the survival data on the completed phase IIa study in the first half of calendar year 2014 at a scientific conference or appropriate forum. Because of funding constraints, Ohr is seeking a development partner to further advance development of this indication; however we currently do not have plans to enter into such a transaction and there is no assurance that the Company will complete such a transaction.

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

The Company completed a phase IIa study evaluating OHR/AVR118 in patients with cancer cachexia. In December 2013, the data was presented at the 7th International Cachexia Conference in Kobe, Japan. The data were selected for podium presentation of late breaking clinical trials and were presented by principal investigator Dr. Martin Chasen, Medical Director, Palliative Care, Ottawa Hospital Cancer Centre, Canada.

In this Phase 2a trial with OHR/AVR118, 29 patients with advanced cancer and cachexia were enrolled. 18 patients, 3 with stage III and 15 with stage IV cancers completed the treatment protocol. This included 5 patients with pancreatic cancer, 5 with lung cancer, 2 with prostate cancer and one each with colon, stomach, esophageal, liver cancers, head and neck cancer and multiple myeloma. While the primary trial end point of weight gain was not met, at the completion of treatment, patients achieved stabilization of body weight, body fat and muscle mass with a significant increase in appetite (p=<.005). Additionally, PG-SGA (Patient Generated Subjective Global Assessment) scores (p=.025) demonstrated improvement, indicating an enhanced quality of life.

After completing the initial 28 day treatment period, patients had the option to continue receiving study drug if they felt it was in their best interest. Eleven of the 18 patients (61%) elected to do so, being treated with the drug for a total of between 42 to 153 days. Sustained body weight stabilization was maintained even on prolonged therapy with the drug in this sub-group of patients. These results were seen despite the fact that 7 of the 18 patients were receiving concomitant chemotherapy, and 1 was receiving concomitant radiotherapy during the trial treatment period with OHR/AVR118. Chemotherapy and radiation frequently exacerbate the symptoms of cachexia. Overall, the drug appeared well tolerated with minimal side effects.

Ohr also owns various other compounds in earlier stages of development, including the PTP1b inhibitor trodusquemine and related analogs, which it is conducting preclinical research on with an academic laboratory, and will seek to develop further through a strategic partnership, joint venture, or on a sponsored basis.

Material Subsequent Events

On October 2, 2013, the Company issued a total of 100,000 warrants, 75,000 warrants to a consultant for services rendered to the Company, and 25,000 to a related party for continued use of the Company’s office space and office expenses.  The warrants vested immediately, have an exercise price of $7.96 per common share and a term of 3 years.

On October 2, 2013, the Company agreed to settle $50,000 of its outstanding legal bills through issuance of 6,282 common shares.

On October 31, 2013, the Company received a notice of exercise for 55,556 Series A Warrants with an exercise price of $3.60. Accordingly, the Company issued 55,556 common shares for proceeds of $200,001.

On November 13, 2013, two holders of its Series B preferred shares converted 500,000 preferred shares into 166,667common shares. As of the date of this filing, there are no Series B Preferred shares outstanding.

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

Competitive Landscape in Wet-AMD

The current FDA approved market leaders for the treatment of wet AMD are VEGF inhibitors, including Lucentis®, Eylea® and (off-label) Avastin®. In 2012, annual revenue (worldwide) was more than $3.5 billion for Lucentis, despite significant cannibalization by the off-label use of Avastin (estimated to be 45-55%). Eylea®, was approved for use in wet-AMD in the U.S. in November 2011 and achieved 2012 revenues in excess of $800 million. Both Lucentis and Eylea are administered via frequent intravitreal injections directly into the eye. Fovista ® a PDGF targeting aptamer being developed by Ophthotech, is currently enrolling three phase three clinical studies to evaluate Fovista in combination with anti-VEGF agents including Lucentis®, Eylea®, and Avastin®. The clinical trials are designed for patients to receive two intravitreal injections per month for a period of 24 months. Other programs currently in phase II trials include MP0112, a VEGF targeting DARPin molecule being developed by Allergan, iSonep, a sphingosine-1-phosphate targeting agent being developed by LPath inc and Pfizer, x-82, a tyrosine kinase inhibitor being developed by Xcovery Vision, and ALG-1001, an integrin targeting peptide being developed by Allegro Ophthalmics. All of these products in clinical development, with the exception of x-82, use an intravitreal route of administration much like the current standards of care.

Corporate Strategy

The Company is currently actively developing its pipeline products for applications in ophthalmology, oncology, and cancer supportive care. During the 2014 fiscal year, we plan to embark on a strategy to transition Ohr to a core focus of our efforts on ophthalmology indications and to build an ophthalmology focused pipeline. With this strategy, we plan to seek and evaluate acquisition candidates in preclinical and clinical stage development for non invasive delivery to the back of the eye or other innovative ophthalmic products; however we currently do not have plans to enter into such a transaction and there is no assurance that the Company will complete such a transaction.

The Company plans to move forward with the development of our non-ophthalmology assets, notably OHR/AVR118 and Trodusquemine, to potential value creation milestones and then look to license or otherwise monetize those assets through a license agreement, partnership, joint venture, or sale; however we currently do not have plans to enter into such a transaction and there is no assurance that the Company will complete such a transaction.

Number of Persons Employed

At present, the Company has two full-time employees. Additionally, as discussed above, Dr. S. Z. Hirschman has served as a consultant and Chief Scientific Advisor to the Company since March 20, 2009. He provides scientific and strategic direction to the Company as it explores potential pharmaceutical partnerships and furthers the development of its pipeline of compounds. Dr. Hirschman is the father of Orin Hirschman, a Director of the Company and a beneficial owner through AIGH Investment Partners, LLC of approximately 9.8% of the outstanding Common Stock of the Company. In addition, the Company uses numerous consultants and Contract Research Organizations, on an as needed basis.

Environmental Compliance

The Company is not aware of any environmental claims or liabilities.

Governmental Compliance

Until the Company is able to generate significant revenue from its principal operations, it will remain classified as a development stage company. As such, Ohr will continue to be subject to various SEC and state securities rules and regulations. Its Nasdaq listing will also be subject to various rules and regulations by the Nasdaq Capital Market (“Nasdaq”). The foregoing is not meant to be exclusive, and the Company will continue to be subject to various generic governmental regulations, such as tax filing and reporting requirements, OSHA compliance, etc. See “Risk Factors” below.

ITEM 1A. RISK FACTORS

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

We may not be able to raise additional capital on favorable terms, if at all.

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

We are highly dependent upon the principal members of our management team, especially our Chief Executive Officer, Dr. Irach Taraporewala, and our Vice President of Business Development and CFO, Sam Backenroth, as well as our directors, including Ira Greenstein, the Chairman of our Board of Directors. A loss of any of these personnel may have a material adverse effect on aspects of our business and clinical development and regulatory programs. We have employment agreements with Dr. Taraporewala and Mr. Backenroth. Although these agreements include a non-competition covenant, the applicable noncompetition provisions can be difficult and costly to monitor and enforce. The loss of any of these persons’ services would adversely affect our ability to develop and market our products and obtain necessary regulatory approvals.

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

We may acquire or make investments in complementary businesses, technologies, services or products which complement our biotech operations if appropriate opportunities arise. From time to time we engage in discussions and negotiations with companies regarding our acquiring or investing in such companies’ businesses, products, services or technologies, in the ordinary course of our business. We cannot be assured that we will be able to identify future suitable acquisition or investment candidates, or if we do identify suitable candidates, that we will be able to make such acquisitions or investments on commercially acceptable terms or at all. If we acquire or invest in another company, we could have difficulty in assimilating that company’s personnel, operations, technology and software. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in integrating the acquired products, services or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities would be dilutive to our existing stockholders. As of December 27, 2013, we had no agreement to enter into any material investment or acquisition transaction.

The market for our common stock is highly illiquid. Our stockholders may not be able to resell their shares at or above the purchase price paid by such stockholders, or at all.

Our common stock is quoted on the NASDAQ Capital Market. The market for our securities is illiquid. This illiquidity may be caused by a variety of factors including:

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

Issuance of Serial Preferred Stock.

The Board of Directors has the authority to issue up to 15,000,000 shares of Serial Preferred Stock, $.0001 par value per share (the “Serial Preferred Stock”), in one or more series and to fix the number of shares constituting any such series, the voting powers, designation, preferences and relative participation, optional or other special rights and qualifications, limitations or restrictions thereof, including the dividend rights and dividend rate, terms of redemption (including sinking fund provisions), redemption price or prices, conversion rights and liquidation preferences of the shares constituting any series, without any further vote or action by the stockholders. 6,000,000 shares of the Serial Preferred Stock, designated the Series B Preferred, have been authorized and as of the date of this filing, no Series B Preferred shares remain issued and outstanding. The issuance of additional Serial Preferred Stock could affect the rights of the holders of Common Stock. For example, such issuance could result in a class of securities outstanding that would have preferential voting, dividend, and liquidation rights over the Common Stock, and could (upon conversion or otherwise) enjoy all of the rights appurtenant to the shares of Common Stock. The authority possessed by the Board of Directors to issue Serial Preferred Stock could potentially be used to discourage attempts by others to obtain control of the Company through merger, tender offer, proxy contest or otherwise by making such attempts more difficult or costly to achieve. The Board of Directors may issue the Serial Preferred Stock without stockholder approval and with voting and conversion rights which could adversely affect the voting power of holders of Common Stock. There are no agreements or understandings for the issuance of Serial Preferred Stock and the Board of Directors has no present intention to issue any Serial Preferred Stock.

ITEM 2 PROPERTIES

We do not currently lease or own any facilities for office space. Our offices are provided to us by an affiliate of Mr. Backenroth. On September 7, 2012, we issued BFK Law LLC, an affiliate of Mr. Backenroth, a warrant to purchase 25,000 shares of common stock as compensation for the use of the office facilities and receptionist. Such Warrants have an exercise price of $3.00 and will be exercisable for a period of five years. We have been using the office space since April 2010 and will continue to do so in the future.

ITEM 3 LEGAL PROCEEDINGS

In June 2012, the Company was named, along with other parties, as a defendant in a putative class action lawsuit being brought, as amended, on behalf of the Genaera Liquidating Trust ("Trust"). We purchased biotechnology assets from the Trust in 2009. On August 12, 2013, the court dismissed each of the plaintiff's claims against the Company. An appeal of the dismissal is pending; however management believes that there is a remote possibility the litigation will have a material adverse impact on the Company’s financial condition.

ITEM 4 RESERVED

Part II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Ohr’s shares of common stock are quoted on the Nasdaq Capital Market (“Nasdaq”). Its trading symbol is OHRP. Following is a table of the quotation ranges (high and low trading prices) for its shares for the last two years.

FY 2013	High	Low	FY 2012	High	Low
October 1st – December 31st 2012	$5.70	$3.21	October 1st – December 31, 2011	$2.22	$1.65
January 1st – March 31, 2013	$5.40	$4.32	January 1st – March 31, 2012	$2.70	$1.80
April 1st – June 30, 2013	$8.25	$4.68	April 1st – June 30 , 2012	$3.06	$2.46
July 1st – September 30, 2013	$8.17	$5.91	July 1st – September 30 2012	$3.36	$2.55

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On November 5, 2010 the Company issued 16,667 shares of its common stock to a consultant for services to be provided to the Company.

On December 30, 2010 the Company sold 1,400,000 shares of common stock to a group of institutional and accredited investors for gross proceeds of $1,050,000. In addition, the investors received 840,000 Class I warrants to purchase common stock at an exercise price of $1.65 per share and exercisable for a five year period.

Between May 12 and August 23, 2011, the Company issued a total of 208,334 warrants for services rendered to the Company.  As of September 30, 2013, all 208,334 warrants with a fair value of $296,753 had vested. The Company has recorded corresponding expenses of $160,522 to professional fees and $136,231 to research and development expense.

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

On March 9, 2012, the Company agreed to grant 566,667 options to board members and executives. The Company calculated a fair value of $1.89 per option. Of the 566,667 options issued, 141,667 vested upon issuance and the remaining 425,000 vest in 25 percent tranches on each anniversary.  As of September 30, 2013, an additional 141,667 options have vested resulting in compensation expense of $686,721.

On March 18, 2012, the Company issued 43,334 shares of common stock as a deposit on a service contract. The shares were valued at $2.52 per share based on the fair market value of the stock on the date of issuance.  The Company recorded the corresponding $109,200 fair market value professional fees.

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

Between May 18, 2012 and July 11, 2012, the Company issued a total of 133,334 warrants with a fair market value of $357,394 for services yet to be rendered to the Company.  The 116,667 warrants vest in two equal amounts three and six months from the date of issuance while the remaining 16,667 warrants vest over four quarters effective October 11, 2012.  As of September 30, 2013, the Company has recorded $357,394 in professional fees related to the warrants that have vested to date.

On June 28, 2012, the Company issued 1,766,334 shares of common stock for total proceeds of $2,914,452 to investors who elected to exercise their series H warrants at an exercise price of $1.65. As an incentive to exercise the options, the Company agreed to issue 0.6 replacement warrants for each full warrant exercised.  The Company issued 1,059,804 replacement warrants under the incentive provision.  The warrants were valued at $2,663,204.  As the original warrants were issued as part of cash financing, the value of these warrants has been included as an offsetting entry within additional paid-in capital.

On July 9, 2012, the Company received a notice of exercise for 10,000 warrants to purchase common stock through a cashless exercise. The cashless calculation amounted to 4,445 shares of common stock which were issued on July 17, 2012.

On September 7, 2012, the Company issued warrants to a related party to purchase 25,000 shares of common stock as compensation for the use of the office facilities and receptionist. Such warrants have an exercise price of $3.00 and will be exercisable for a period of five years. We have been using the office space since April 2010 and will continue to do so in the future.

On September 12, 2012, the Company issued 33,334 shares of common stock as a deposit on a service contract. The shares were valued at $2.97 per share based on the fair market value of the stock on the date of issuance.  The Company recorded the corresponding $99,000 fair market value as professional fees.

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

On October 24, 2012, the Company issued 66,667 shares of common stock for total proceeds of $100,000 upon exercise of warrants at an exercise price per share of $1.50.

On November 30, 2012, the Company received notice from a former director to exercise 53,624 options to purchase common stock using the cashless exercise feature in the option. Accordingly, the Company issued 30,842 shares of common stock.

On March 7, 2013, the Company issued 6,996 shares of common stock for total proceeds of $24,976 upon exercise of warrants at an exercise price per share of $3.57.

On March 11, 2013, the Company issued 1,679 shares of common stock for total proceeds of $5,994 upon exercise of warrants at an exercise price per share of $3.57.

On March 22, 2013,, the Company issued 3,704 shares of common stock for total proceeds of $6,112 upon exercise of warrants at an exercise price per share of $1.65.

On March 27, 2013, the Company received notice from a former director to exercise 128,698 options to purchase common stock using the cashless exercise feature in the option. Accordingly, the Company issued 79,140 shares of common stock.

On March 27, 2013, the Company received notices of cashless exercise for 816,000 warrants. Accordingly, the Company issued 554,943 shares of common stock. On that same day, the Company issued 24,000 shares of common stock for total proceeds of $39,600 upon exercise of warrants at an exercise price per share of $1.65.

On April 1, 2013, the Company issued 43,333 shares of common stock in exchange for consulting services. These services were valued at $214,500.

On April 5, 2013, the Company notified holders of the Company’s Series B Warrants, exercisable at $3.57 per warrant (the “Series B Warrants”), that it had accelerated the date of expiration of the Series B Warrants in accordance with their terms to April 18, 2013 at 4:00pm EDT. The letter also outlined an offer to Series B Warrant holders that exercise at least 33% of their Series B Warrant holdings to amend the terms of such holders’ unexercised Series B Warrants (the “Qualified Warrants”) to provide for (i) an extension of the expiration date of the Qualified Warrants to September 30, 2013 (“New Warrant Expiration Date”), (ii) increase of the exercise price to $6.75, (iii) acceleration of the New Warrant Expiration Date at the option of the Company following a period of 5 consecutive trading days where the market price per share exceeds 200% of the exercise price then in effect, and (iv) exercise via a net exercise feature (the Qualified Warrants, as amended, referred to as the “Amended Series B Warrants”). Between March 1 and the April 18, 2013, 4:00 pm EDT expiration deadline, the Company received notices for the exercise of 1,414,995 Series B Warrants and gross proceeds of approximately $5.06 million dollars. Accordingly, the Company issued 1,414,995 shares of Company common stock, and 2,253,531 Qualified Warrants were converted to 2,253,531 Amended Series B Warrants. 326,597 Series B Warrants were not exercised and have expired.

On April 16, 2013, the Company received a notice of conversion of 138,888 Series B preferred shares. Accordingly, the Company issued 46,296 shares of common stock.

On May 15, 2013, the Company received notice of conversion from several holders of its Series B preferred shares for the conversion of 3,911,112 preferred shares into common shares. Accordingly, the Company issued 1,303,704 shares of common stock.

On June 3, 2013, the Company effected a 3:1 reverse stock split on its shares of preferred and common stock. All common stock numbers in this document reflect this split (with related adjustments to its outstanding preferred stock, options and warrants) and are presented as post-split numbers.

On June 7, 2013, the Company issued 6,519 shares of common stock for total proceeds of $10,756 upon exercise of warrants at an exercise price per share of $1.65.

On June 14, 2013, the Company received notices of conversion from two holders of its Series B preferred shares for the conversion of 894,450 preferred shares into common shares. Accordingly, the Company issued 298,150 shares of common stock.

On June 14, 2013, the Company received a notice of cashless exercise for 1,000 warrants. Accordingly, the Company issued 730 common shares.

On July 2, 2013, the Company received a notice of cashless exercise for 50,000 warrants. Accordingly, the Company issued 40,458 common shares.

On July 24, 2013, the Company issued 9,100 shares of common stock to a consultant for services. The shares were valued at $6.12 per share based on the market price of the shares on the date of issuance.  The Company recorded the corresponding $55,667 expense to research and development for trial expense.

On September 20, 2013, the Company issued 13,889 shares of common stock for total proceeds of $27,084 upon exercise of warrants at an exercise price per share of $1.95.

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

We seek to advance our two lead products through later stage clinical trials as well as developing some of our earlier stage products and indications are that we are moving forward with minimal capital outlay. We have also started a new initiative to seek and implement strategic alternatives with respect to our products, including licenses, business collaborations and other business combinations or transactions with other pharmaceutical and biotechnology companies.  From time to time, we may engage in discussions with third parties regarding the licensure, sale or acquisition of our products and technologies or a merger or sale of the Company; however we currently do not have any such transaction in place and there is no assurance that the Company will complete such a transaction.

The Company has limited core operating expenses as we have only two full-time employees.

The Company will continue to incur ongoing operating losses, which are expected to increase substantially as it funds development and clinical testing of its pharmaceutical compounds. In addition, losses will be incurred in paying ongoing reporting expenses, including legal and accounting expenses, as necessary to maintain the Company as a public entity.  No projected date for potential revenues can be made, and the Company is undercapitalized at present to completely develop, test and market any pharmaceutical product.

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

Not including the non-cash stock warrant derivative liability of $0 on September 30, 2013 and $768,696 on September 30, 2012, net working capital reserves increased from the beginning of the 2013 fiscal year to the end by $2,160,352 (from $2,528,156 to $4,688,508) primarily due to capital raised through the sale of common stock and warrants. At present, the Company has no bank line of credit or other fixed source of capital reserves. Should it need additional capital in the future, it will be primarily reliant upon private or public placement of its equities for which there can be no warranty or assurance that the Company may be successful in such efforts. The Company raised $5.05 million through the exercise of warrants in April 2013, and management believes the Company has sufficient capital to meet its planned operating needs through March 2015.

Results of Operations

For the fiscal year ended September 30, 2013, the Company had zero revenues and operating expenses of approximately $4,620,916. The loss from operations was comprised of $2,610,120 in research and development costs, $608,408 in professional fees, $1,089,847 in salaries and wages, and $312,541 in general and administrative expenses. During the same period, the Company recorded interest expense of $4,689, a loss on derivative liabilities of $1,117,642, and other income items totaling $90,759. The net loss from continuing operations for the year ended September 30, 2013 was $5,652,488.

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

 As noted above, the Company had no revenues for fiscal year 2013, and does not anticipate that it will have revenues in fiscal year 2014. The operating expenses of the Company increased from fiscal year 2012 to 2013 by approximately $1,334,508. The Company had increases in nearly all expense categories as ongoing development costs and testing efforts for its pharmaceutical products continue. The Company anticipates it will have higher expenditures in fiscal year 2014, including clinical development costs, again with no offsetting revenues.

Results of continuing operations for the year ended September 30, 2013 reflect the following changes from the prior period:

	2013	2012	Change
Revenues	$—	$—	$—
Cost of Revenues	—	—	—
General and administrative	312,541	135,552	176,989
Professional fees	608,408	875,868	(267,460)
Research and development	2,610,120	1,625,695	984,425
Salaries and wages	1,089,847	649,293	440,554
Loss from Operations	(4,620,916)	(3,286,408)	(1,334,508)
Gain/(Loss) on derivative liability	(1,117,642)	1,812,224	(2,929,866)
Other income and (expense)	86,070	19,300	66,770
Income (loss) from discontinued Operations	—	—	—
Net Income (loss)	$(5,652,488)	$(1,454,884)	$(4,197,604)

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

Research and Development

The Company follows the policy of expensing its research and development costs in the period in which they are incurred in accordance with ASC 730. The Company incurred net research and development expenses of $2,610,120 and $1,625,695 during the years ended September 30, 2013 and 2012, respectively.

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

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

OHR Pharmaceutical, Inc.

New York, NY

We have audited the accompanying balance sheets of OHR Pharmaceutical, Inc. (the “Company”) as of September 30, 2013 and 2012 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended and for the period from October 1, 2007 (inception) through September 30, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OHR Pharmaceutical, Inc. as of September 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and for the period from October 1, 2007 (inception) through September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

December 27, 2013

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Balance Sheets

	September 30,	September 30,
	2013	2012
ASSETS
CURRENT ASSETS
Cash	$5,122,895	$2,632,413
Prepaid expenses	45,350	218,242

Total Current Assets	5,168,245	2,850,655

EQUIPMENT, net	29,755	43,111

OTHER ASSETS
Patent costs, net	545,865	623,654

TOTAL ASSETS	$5,743,865	$3,517,420

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$465,686	$300,462
Notes payable	14,051	22,037
Derivative liabilities	—	768,696

Total Current Liabilities	479,737	1,091,195

TOTAL LIABILITIES	479,737	1,091,195

STOCKHOLDERS' EQUITY
Preferred stock, Series B; 6,000,000 shares authorized, $0.0001 par value, 500,000 and 5,583,336 shares issued and outstanding, respectively	50	558
Common stock; 180,000,000 shares authorized, $0.0001 par value, 19,741,541 and 15,752,896 shares issued and outstanding, respectively	1,974	1,575
Additional paid-in capital	39,444,988	30,966,379
Stock subscription receivable	—	(11,891)
Accumulated deficit	(21,628,748)	(21,628,748)
Deficit accumulated during the development stage	(12,554,136)	(6,901,648)

Total Stockholders' Equity	5,264,128	2,426,225
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$5,743,865	$3,517,420

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Statements of Operations

			From Inception of
			the Development
			Stage on
			October 1,
	For the Year Ended		2007 Through
	September 30,		September 30,
	2013	2012	2013

OPERATING EXPENSES
General and administrative	312,541	135,552	1,445,909
Professional fees	608,408	875,868	2,949,825
Research and development	2,610,120	1,625,695	5,036,335
Salaries and wages	1,089,847	649,293	2,320,721

Total Operating Expenses	4,620,916	3,286,408	11,752,790

OPERATING LOSS	(4,620,916)	(3,286,408)	(11,752,790)

OTHER INCOME (EXPENSE)
Interest expense	(4,689)	(1,817)	(56,229)
Gain/(loss) on derivative liability	(1,117,642)	1,812,224	(1,801,871)
Gain on sale of assets	—	—	70,500
Gain on settlement of debt	—	21,005	153,557
Other income and expense	90,759	112	154,284

Total Other Income (Expense)	(1,031,572)	1,831,524	(1,479,759)

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(5,652,488)	(1,454,884)	(13,232,549)

PROVISION FOR INCOME TAXES	—	—	—

LOSS BEFORE DISCONTINUED OPERATIONS	(5,652,488)	(1,454,884)	(13,232,549)
Income from discontinued operations(including gain on disposal of $606,000)	—	—	678,413

GAIN ON DISCONTINUED OPERATIONS	—	—	678,413

NET LOSS	$(5,652,488)	$(1,454,884)	$(12,554,136)

BASIC AND DILUTED LOSS PER SHARE
Continuing operations	$(0.30)	$(0.10)
Discontinued operations	0.00	0.00
	$(0.30)	$(0.10)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:BASIC AND DILUTED	18,707,759	14,242,792

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Statements of Stockholders’ Equity

								Deficit
								Accumulated	Total
	Series B				Additional	Stock		During the	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Stage	(Deficit)
Balance, October 1, 2007	—	$—	8,415,669	$842	$21,364,790	$—	$(21,628,748)	$—	$(263,116)
Fair value of warrants granted to employees	—	—	—	—	271,484	—	—	—	271,484
Net income for the year
ended September 30, 2008	—	—	—	—	—	—	—	24,827	24,827
Balance, September 30, 2008	—	—	8,415,669	842	21,636,274	—	(21,628,748)	24,827	33,195
Fair value of warrants granted to employees	—	—	—	—	411,860	—	—	—	411,860
Preferred stock and warrants issued for cash	5,583,336	558	—	—	1,004,442	—	—	—	1,005,000
Fair value of warrants granted	—	—	—	—	27,079	—	—	—	27,079
Net loss for the year
ended September 30, 2009	—	—	—	—	—	—	—	(864,449)	(864,449)
Balance, September 30, 2009	5,583,336	$558	8,415,669	$842	$23,079,655	$—	$(21,628,748)	$(839,622)	$612,685
Fair value of warrants granted	—	—	—	—	133,682	—	—	—	133,682
Fair value of employee stock options	—	—	—	—	219,541	—	—	—	219,541
Exercise of warrants for cash	—	—	1,861,112	186	1,004,814	—	—	—	1,005,000
Replacement warrants	—	—	—	—	(2,868,242)	—	—	—	2,868,242)
Exercise of cashless warrants	—	—	1,515,746	151	(151)	—	—	—	—
Conversion of convertible debenture	—	—	8,333	1	9,999	—	—	—	10,000
Common stock issued for services	—	—	16,667	2	10,498	—	—	—	10,500
Net income for the year
ended September 30, 2010	—	—	—	—	—	—	—	494,377	494,377
Balance, September 30, 2010	5,583,336	$558	11,817,527	$1,182	$21,589,796	$—	$(21,628,748)	$(345,245)	$(382,457)
Common stock and warrants issued for cash	—	—	1,400,000	140	521,013	—	—	—	521,153
Common stock issued for services	—	—	16,667	2	9,998	—	—	—	10,000
Warrants issued for services	—	—	—	—	123,170	—	—	—	123,170
Fair value of employee stock options	—	—	—	—	47,900	—	—	—	47,900
Net loss for the year ended September 30, 2011	—	—	—	—	—	—	—	(5,101,519)	(5,101,519)
Balance, September 30, 2011	5,583,336	558	13,234,194	1,324	22,291,877	—	(21,628,748)	(5,446,764)	(4,781,753)
Common stock and warrants issued for cash	—	—	611,114	61	958,469	—	—	—	958,530
Common stock and warrants issued in advance of services	—	—	132,589	13	941,398	—	—	—	941,411
Common stock issued in conversion of warrants	—	—	1,774,999	177	2,914,274	(11,891)	—	—	2,902,560
Fair value of employee stock options	—	—	—	—	406,267	—	—	—	406,267
Adjustment for derivative liability	—	—	—	—	3,454,094	—	—	—	3,454,094
Net loss for the year ended September 30, 2012	—	—	—	—	—	—	—	(1,454,884)	(1,454,884)
Balance, September 30, 2012	5,583,336	$558	15,752,896	$1,575	$30,966,379	$(11,891)	$(21,628,748)	$(6,901,648)	$2,426,225
Common stock issued in exercise of warrants	—	—	2,131,784	214	5,239,650	—	—	—	5,239,864
Cashless exercise of warrants	—	—	—	—	1,886,338	—	—	—	1,886,338
Conversion of preferred series B to common stock	(5,083,336)	(508)	1,694,446	169	339	—	—	—	—
Exercise of director options	—	—	109,982	11	(11)	—	—	—	—
Common stock issued for services	—	—	52,433	5	270,162	—	—	—	270,167
Warrants issued for services	—	—	—	—	335,869	—	—	—	335,869
Fair value of employee stock options	—	—	—	—	746,262	—	—	—	746,262
Proceeds received for subscription receivable	—	—	—	—	—	11,891	—	—	11,891
Net loss for the year ended September 30, 2013	—	—	—	—	—	—	—	(5,652,488)	(5,652,488)
Balance, September 30, 2013	500,000	$50	19,741,541	$1,974	$39,444,988	$—	$(21,628,748)	$(12,554,136)	$5,264,128

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			of the
			Development
			Stage on
			October 1,
	For the Year Ended		2007 Through
	Sepetember 30,		September 30,
	2013	2012	2013
OPERATING ACTIVITIES
Net loss	$(5,652,488)	$(1,454,884)	$(12,554,136)
Adjustments to reconcile net loss to net cash used by operating activities:
Discontinued operations	—	—	(678,413)
Common stock issued for services	270,167	309,322	599,989
Fair value of warrants issued for services	335,869	632,089	1,519,382
Fair value of employee stock options	746,262	406,267	1,831,830
Gain on extinguishment of debt	—	(21,005)	(89,592)
Gain on sale of asset	—	—	(70,500)
(Gain) loss on derivative liability	1,117,642	(1,812,224)	1,801,871
Depreciation	13,356	9,456	28,666
Amortization of patent costs	77,789	78,273	254,135
Changes in operating assets and liabilities
Prepaid expenses and deposits	236,492	(105,893)	93,408
Other receivables and other current assets	—	184,358	85,025
Accounts payable and accrued expenses	165,224	20,412	273,848

Net Cash Used in Operating Activities	(2,689,687)	(1,753,829)	(6,904,487)

INVESTING ACTIVITIES
Proceeds from sale of asset	—	—	70,500
Purchase of equipment	—	(33,403)	(58,421)
Purchase of patents and other intellectual property	—	—	(300,000)
Discontinued operations	—	—	418,000

Net Cash Provided by (Used in) Investing Activities	—	(33,403)	130,079

FINANCING ACTIVITIES

Proceeds from the sale of preferred stock and warrants	—	—	1,005,000
Proceeds from the sale of common stock and warrants	—	1,100,000	2,150,000
Proceeds from warrants exercised for cash	5,251,755	2,902,560	9,159,315
Proceeds from related party payables	—	—	125,453
Repayments of related party payables	—	—	(125,453)
Proceeds from short-term notes payable	—	—	64,408
Repayments of short-term notes payable	(71,586)	(52,701)	(188,695)
Repayment of convertible debentures	—	—	(490,000)

Net Cash Provided by Financing Activities	5,180,169	3,949,859	11,700,028

NET CHANGE IN CASH	2,490,482	2,162,627	4,925,620
CASH AT BEGINNING OF PERIOD	2,632,413	469,786	197,275

CASH AT END OF PERIOD	$5,122,895	$2,632,413	$5,122,895

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$4,192	$1,817	$75,932
Income taxes	—	—	—

NON CASH FINANCING ACTIVITIES:
Reclassification of derivative liability to permanent equity	$1,886,338	$3,454,094	$5,320,432
Financing of insurance premiums through issuance of short term notes	63,600	74,738	138,338
Conversion of preferred for common stock	508	—	508
Noncash exercise of options	11	—	11
Transfer of investment for dividends payable	—	—	186,000
Purchase of patents for debenture	—	—	500,000
Conversion of debenture	—	—	10,000
Options issued to settle accounts payable	—	—	3,991

The accompanying notes are an integral part of these financial statements.

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2013

NOTE 1 – DESCRIPTION OF BUSINESS

Ohr Pharmaceutical, Inc. (the “Company”) is a biotechnology company focused on the development of its previously acquired compounds, including two later stage lead products for the treatment of cancer cachexia and wet-AMD.

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

Reclassification of Financial Statement Accounts

Certain amounts in the September 30, 2012 financial statements have been reclassified to conform to the presentation in the September 30, 2013 financial statements.

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had approximately $4,872,895 and $2,382,413 of cash balances in excess of federally insured limits at September 30, 2013 and 2012, respectively.

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

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2013

Valuation of Long-Lived Assets

Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of September 30, 2013 and 2012, management does not believe any of the Company’s long-lived assets were impaired.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2013 and 2012, on a recurring basis:

Assets and liabilities measured at fair value on a recurring basis at September 30, 2013	Level 1	Level 2	Level 3	Total Carrying Value
Stock warrant derivative liabilities	$—	$—	$—	$—
	$—	$—	$—	$—

Assets and liabilities measured at fair value on a recurring basis at September 30, 2012:	Level 1	Level 2	Level 3	Total Carrying Value
Stock warrant derivative liabilities	$—	$—	$768,696	$768,696
	$—	$—	$768,696	$768,696

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodology used to measure fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Stock Warrant Derivative Liability

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

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2013

The following tables present the fair value of financial instruments as of September 30, 2013, by caption on the balance sheet and by ASC 820 valuation hierarchy described above.

Level 3 Reconciliation:	Stock Warrant Derivative
Level 3 assets and liabilities at September 30, 2012	$768,696
Purchases, sales, issuances and settlements (net)	(1,886,338)
Mark to market adjustments	1,117,642
Total level 3 assets and liabilities at September 30, 2013	$—

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

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. The Company utilizes various types of financing to fund its business needs, including warrants and other instruments not indexed to our stock. The Company is required to record its derivative instruments at their fair value. Changes in the fair value of derivatives are recognized in earnings in accordance with ASC 815.

Research and Development

The Company follows the policy of expensing its research and development costs in the period in which they are incurred in accordance with ASC 730. The Company incurred net research and development expenses of $2,610,120 and $1,625,695 during the years ended September 30, 2013 and 2012, respectively.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The charge for taxation is based on the results for the year as adjusted for items which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

In July, 2006, the FASB issued ASC 740, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. Under this pronouncement, the Company recognizes the financial statement benefit of a tax position only after determining that a position would more likely than not be sustained based upon its technical merit if challenged by the relevant taxing authority and taken by management to the court of the last resort. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the relevant tax authority. ASC 740 became effective for the Company as of July 1, 2008, and had no material impact on the Company’s financial statements.

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

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2010 to 2012 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax years.

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2013

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

For the years ended September 30, 2013 and 2012, all of the Company’s potentially dilutive securities (warrants, options, and convertible preferred stock) were excluded from the computation of diluted loss per share as they were anti-dilutive. The total numbers of potentially dilutive shares that were excluded were 6,994,269 and 11,470,030 at September 30, 2013 and 2012, respectively.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – PATENT COSTS

Patent costs represent the capitalized purchase price of assets acquired in the secured party sale as part of the Company’s strategy to acquire undervalued biotechnology companies and assets. As of September 30, 2013, the Company had purchased $800,000 worth of biotechnology patents and other intellectual property. In these acquisitions, the Company used approximately $300,000 in cash and issued a $500,000 convertible debenture for the remainder of the cost, which has been paid in full.

The Company amortizes its patents over the life of each patent. During the years ended September 30, 2013 and 2012, the Company recognized $77,789 and $78,273, respectively, in amortization expense on the patents. The amortization expense has been included in research and development expense.

NOTE 4 – NOTES PAYABLE

On March 24, 2012, the Company entered into a financing arrangement for its directors and officers insurance policy in the amount of $48,300. The financing arrangement bears interest at 11.5% and was fully paid in March 2013. As of September 30, 2013, the Company had repaid $48,300 of principal and had paid interest of $1,508 in cash.

On June 30, 2012, the Company entered into a financing arrangement for its clinical trial insurance in the amount of $24,438. The financing arrangement bears interest at 12.95% and was fully paid in June 2013. As of September 30, 2013, the Company had repaid $24,438 of principal and had paid interest of $1,393 in cash.

On February 28, 2013, the Company entered into a financing arrangement for its directors and officers insurance policy in the amount of $63,600. The financing arrangement bears interest at 7.25% and will be fully paid in 9 months from the date of issuance. As of September 30, 2013, the Company had repaid $49,549 of principal and had paid interest of $1,788 in cash.

NOTE 5 – DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS

Effective July 31, 2009, the Company adopted ASC Topic No. 815-40 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock.  As of September 30, 2013, the Company no securities which contain certain provisions which result in these securities not being solely indexed to the Company’s own stock and are not afforded equity treatment.

On January 15, 2010 the Company issued 1,861,112 warrants (the “Class H” Warrants) with an exercise price of $1.65 to warrant holders that had exercised warrants during the period at $0.54.  On December 30, 2010, the Company issued 840,000 warrants (the “Class I” Warrants) with an exercise price of $1.65 that were attached to shares sold to a group of institutional and accredited investors for gross proceeds of $1,005,000.  The exercise prices of both sets of warrants were subject to certain “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than $0.54 for the Class H Warrants and $0.75 for the Class I Warrants. If these provisions were triggered, the exercise price of all the warrants would have been reduced.  Due to the “reset” provisions of the warrants, the warrants were not considered to be solely indexed to the Company’s own stock and were not afforded equity treatment.

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2013

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

On December 16, 2011 the Company sold 611,114 shares of common stock and 305,559 Class J warrants to a group of institutional and accredited investors for gross proceeds of $1,100,000.  As part of the sale, the Company agreed to protect investors against any potential decrease in the price of a later offering made by the Company (the “Ratchet Provision”); that is, if the Company issues shares at a price per share (the “Lower Price”) below $1.80 per share (the “Benchmark Price”) then the Company has agreed to issue each investor a predetermined number of additional shares (“Ratchet Shares”) without additional payment from the investor. The Ratchet Shares provided for lowering each investor’s effective purchase price to be equal to either the Lower Price or $1.50 per share (the “Floor Price”), whichever is higher.  This provision expired in October 2012.

As a result, the Company recorded the fair value of the Class J Warrants as a derivative liability.  The fair value of the derivative liability was calculated using a Lattice Model that values the embedded derivatives based on future projections of the various potential outcomes. The assumptions that are analyzed and incorporated into the model include expectations of additional potential shares to be issued under the provision, the expectations of future stock price performance, expectations of future issuances based on the Company’s prior stock history, prior issuances of stock, and expected capital requirements.  Probabilities were assigned to various scenarios in which the reset provisions would go into effect and weighted accordingly.

 Out of the total $1,100,000 raised in the offering, the Company has allocated $141,470 of the proceeds to the Ratchet Provision derivative liability based on the total fair value on the date of issuance.  The $141,470 has been recognized as a derivative liability on the date of issuance with all subsequent changes in the fair value of this derivative being recognized in earnings in the Company’s Statement of Operations under the caption “Other income (expense) – Gain (loss) on derivative liabilities” until such time as the Ratchet Provision expires.  The remaining proceeds of $958,530 have been allocated to the common stock and warrants based on their relative fair market values (see Note 6).

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as other income or expense item. In March 2013, the Company’s derivative liability decreased from $768,696 to $0 due to exercise of the warrants.

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2013

NOTE 6 – CAPITAL STOCK

On November 5, 2010 the Company issued 16,667 common shares to a consultant for services. The shares were valued at $0.60 per share based on the market price of the shares on the date of issuance.  The Company recorded the corresponding $10,000 expense to general and administrative expense.

On December 30, 2010 the Company sold 1,400,000 common shares to a group of institutional and accredited investors for gross proceeds of $1,050,000. In addition, the investors received 840,000 five year Class I Warrants to purchase shares of the Company’s common stock at an exercise price of $1.65 per share valued at $528,847, leaving a net of $521,153 for the value of the shares issued.

On December 16, 2011 the Company sold 611,114 common shares with warrants to a group of institutional and accredited investors for gross proceeds of $1,100,000.

As part of the sale, a price protection Ratchet Provision (since expired),was included in the warrants, which has been recorded as a derivative liability (see Note 5).  In addition, the investors received 305,559 five year Class J Warrants to purchase shares of the Company’s common stock at an exercise price of $1.95 per share which have been recorded within permanent equity.   The Company allocated the $1,100,000 in proceeds first to the derivative liability based on its fair value at issuance of $141,470.  The remaining $958,530 was allocated between the shares of common stock and warrants based on their relative fair values on the date of issuance.   The fair value of the warrants was $314,453 leaving a net of $644,077 for the value of the shares issued.

On February 15, 2012, the Company issued 55,556 common shares as a deposit on a service contract. The shares were valued at $1.80 per share based on the fair market value of the services to be provided.  The Company recorded the corresponding $100,000 fair market value as research and development expense.

On March 18, 2012, the Company issued 43,333 common shares as a deposit on a service contract. The shares were valued at $2.52 per share based on the fair market value of the stock on the date of issuance.  The Company recorded the corresponding $109,200 fair market value as professional fees.

On April 10, 2012 the Company converted 14,464 warrants into shares of common stock through a cashless exercise. The cashless calculation resulted to 4,221 common shares which were issued April 11, 2012.

On June 28, 2012, the Company issued 1,766,334 common shares for total proceeds of $2,914,452 to investors who elected to convert their series H warrants at an exercise price of $1.65. As an incentive to exercise the options, the Company agreed to issue 0.6 replacement warrants for each full warrant exercised.  The Company issued 1,059,803 replacement warrants under the incentive provision with an exercise price of $3.60.  The warrants were valued at $2,663,204.  As the original warrants were issued as part of cash financing, the value of these warrants has been included as an offsetting entry within additional paid-in capital. As of September 30, 2012, the Company has received $2,902,560 in cash and has recorded a stock subscription receivable of $11,891 which was fully collected during the year ended September 30, 2013.

On July 9, 2012, the Company converted 10,000 warrants into shares of common stock through a cashless exercise. The cashless calculation resulted to 4,444 common shares which were issued on July 17, 2012.

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2013

On September 12, 2012, the Company issued 33,333 common shares as a deposit on a service contract. The shares were valued at $2.97 per share based on the fair market value of the stock on the date of issuance.  The Company recorded the corresponding $99,000 fair market value as professional fees.

On September 19, 2012, the Company issued 367 common shares to a consultant for services. The shares were valued at $3.06 per share based on the market price of the shares on the date of issuance.  The Company recorded the corresponding $1,122 expense to general and administrative expense.

On October 5, 2012, the Company received notice of conversion from two holders of its Series B preferred shares for the conversion of 138,889 preferred shares into common shares. Accordingly, the Company issued 46,296 common shares.

On October 24, 2012, the Company issued 66,667 shares of common stock for total proceeds of $100,000 upon exercise of warrants at an exercise price per share of $1.50.

On November 30, 2012, the Company received notice from a former director to exercise 53,624 options to purchase common stock using the cashless exercise feature in the option. Accordingly, the Company issued 30,842 common shares.

 In March 2013, the Company issued 36,379 shares of common stock for total proceeds of $76,682 upon exercise of warrants at an exercise price per share ranging from $1.65 to $3.57.

On March 13, 2013, the Company received notice from a former director to exercise 128,698 options using the cashless exercise feature in the option. Accordingly, the Company issued 79,140 common shares.

On March 27, 2013, the Company received notices of cashless exercise for 816,000 Class I warrants. Accordingly, the Company issued 560,822 common shares.

On April 1, 2013, the Company issued 43,333 common shares in exchange for consulting services. These shares were valued at $214,500 using the stock price at the grant date.

On April 16, 2013, the Company received notice of conversion from a holder of its Series B preferred shares for the conversion of 138,889 preferred shares into common shares. Accordingly, the Company issued 46,296 common shares.

On April 18, 2013, the Company issued 1,406,320 shares of common stock for total proceeds of $5,025,345 upon exercise of warrants at an exercise price per share of $3.57.

On May 15, 2013, the Company received notice of conversion from several holders of its Series B preferred shares for the conversion of 3,911,108 preferred shares into common shares. Accordingly, the Company issued 1,303,704 common shares.

On June 7, 2013, the Company issued 6,519 shares of common stock for total proceeds of $10,756 upon exercise of warrants at an exercise price per share of $1.65.

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

On July 24, 2013, the Company issued 9,100 common shares to a consultant for services. The shares were valued at $55,667 using the stock price at the grant date.

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2013

On September 20, 2013, the Company issued 13,889 shares of common stock for total proceeds of $27,084 upon exercise of warrants at an exercise price per share of $1.95.

During the year ended September 30, 2013, the Company collected the subscription receivable from the prior year’s exercise of warrants of $11,891.

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

In connection with the December 30, 2010 financing, the investors received 840,000 Class I five year warrants to purchase common stock at an exercise price of $1.65 per share. The exercise price of these warrants contained certain reset provisions which required the fair value of the warrants to be reported as a liability and not in permanent equity. On the date of issuance, the Company calculated the fair value of these warrants to be $528,847. The total cash proceeds of $1,050,000 were first applied to the warrants with the remaining $521,153 being allocated to the common shares and being recorded in additional paid-in capital.

Between May 12 and August 23, 2011, the Company issued a total of 208,333 warrants for services rendered to the Company.  As of September 30, 2013, the 208,333 warrants with a fair value of $296,882 had vested.

In connection with the December 16, 2011 financing, the investors received 305,559 Class J five year warrants to purchase common stock at an exercise price of $1.95 per share.  On the date of issuance, the Company calculated the relative fair value of these warrants to be $314,453.

On December 21, 2011, the Company issued a total of 1,042 warrants for services rendered to the Company. In connection with this issuance, the Company recognized $1,967 in consulting expense. The warrants are exercisable for five years at an exercise price of $1.95 per share.

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

Between May 18, 2012 and July 11, 2012, the Company issued a total of 133,333 warrants with a fair market value of $357,394 for services yet to be rendered to the Company.  The 116,667 warrants vest in two equal amounts three and six months from the date of issuance while the remaining 16,666 warrants vest over four quarters effective October 11, 2012.  For the years ended September 30, 2013 and 2012, the Company has recorded $200,159 and $157,235, respectively, in professional fees related to the warrants that have vested to date.

On June 28, 2012, the Company issued 1,059,803 replacement warrants under an incentive provision offered to investors who converted their series H warrants.  The warrants were valued at $2,663,204.  As the original warrants were issued as part of cash financing, the value of these warrants has been included as an offsetting entry within additional paid-in capital.

On September 7, 2012, the Company issued 25,000 fully-vested warrants with a fair value of $65,978 to a related party as compensation for the use of the office facilities and receptionist. Such warrants have an exercise price of $3.00 and will be exercisable for a period of five years. In accordance with ASC 505-50-25, the Company recorded the fair market value of the warrants as Professional Fees.

On October 30, 2012, the Company agreed to extend the term of the 3,995,122 common stock warrants issued to investors which were scheduled to expire on October 31, 2012 to April 30, 2013. The warrants were also amended to remove the cashless exercise provision and provided for the early termination of the extension period, at the sole discretion of the Company, in the event that the Company’s common stock trades at or above $4.50 for 5 consecutive days. The warrants are exercisable at $3.57 per share.

On March 21, 2013, the Company issued a total of 56,667 warrants with a fair market value of $232,374 for services rendered to the Company. 40,000 warrants vest equally over the next four quarters from the date of issuance. 16,667 warrants vest equally over the next two quarters from the date of issuance. For the year ended September 30, 2013, the Company recorded $135,710 in consulting expense related to the portion of warrants that has vested to date. The warrants are exercisable at $4.32 and are scheduled to expire in 3 to 5 years.

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2013

On April 18, 2013, the Company converted 2,253,531 series B warrants to amended series B warrants in connection with the exercising of 1,414,995 warrants into common stock. 326,597 Series B warrants expired. The amended series B warrants issued have the exercise price raised to $6.75 per share, and the expiration date has been extended to September 30, 2014.

Below is a table summarizing the warrants issued and outstanding as of September 30, 2013:

Date	Number	Exercise	Contractual	Expiration
Issued	Outstanding	Price	Life (Years)	Date
Balance 10/1/08	4,503,286	3.54	5	Various
03/20/09	1,666,667	1.50	5	03/31/14
06/03/09	3,722,224	0.54	5	06/03/14
09/30/09	50,000	1.20	5	06/30/14
Expired	—	—	—	—
Balance 9/30/09	9,942,177	2.06	—	—
10/09/09	29,333	1.50	5	10/29/14
11/09/09	6,000	1.50	5	11/09/14
12/04/09	43,333	1.80	2	12/04/11
12/15/09	(1,861,112)	0.54	—	—
01/15/10	1,861,112	1.65	5	01/15/15
01/15/10	(1,861,112)	0.54	—	—
04/09/10	3,333	1.65	5	4/9/2015
07/23/10	31,000	1.50	3	07/23/13
Expired	—	—	—	—
Balance 9/30/10	8,194,064	2.66	—	—
12/30/10	840,000	1.65	5	12/30/15
05/12/11	18,333	1.50	5	05/12/16
06/13/11	100,000	1.50	2	06/13/13
07/15/11	33,333	1.62	5	07/15/16
07/15/11	40,000	1.62	5	07/15/16
08/23/11	16,667	2.01	3	08/23/14
Expired	(363,523)	3.57	—	—
Balance 9/30/11	8,878,874	2.50	—	—

 OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2013

Date	Number	Exercise	Contractual	Expiration
Issued	Outstanding	Price	Life (Years)	Date
Balance 9/30/11	8,878,874	2.50	—	—
12/16/11	305,559	1.95	5	12/16/16
12/21/12	1,042	1.95	5	12/21/12
03/03/12	116,667	1.95	5	03/03/17
04/10/12	(14,464)	1.80	—	—
04/12/12	5,000	2.70	3	4/12/2015
05/18/12	116,667	2.85	3	5/18/2015
06/28/12	(1,766,334)	1.65	—	—
06/28/12	1,059,803	3.60	5	06/28/17
07/11/12	16,667	2.85	3	07/11/15
07/17/12	(10,000)	1.50	—	—
09/07/12	25,000	3.00	5	09/07/17
Expired	(206,843)	2.37	—	—
Balance 9/30/12	8,527,638	2.80	—	—
10/24/2012	(66,667)	1.50	—	—
3/7/2013	(6,996)	3.57	—	—
3/11/2013	(1,679)	3.57	—	—
3/21/2013	40,000	4.32	5	3/21/2018
3/21/2013	16,667	4.32	3	3/21/2018
3/22/2013	(3,704)	1.65	—	—
3/27/2013	(840,000)	1.65	—	—
4/18/2013	(1,406,320)	3.57	—	—
6/7/2013	(6,519)	1.65	—	—
6/14/2013	(1,000)	1.50	—	—
7/2/2013	(50,000)	1.50	—	—
9/20/2013	(13,889)	1.95	—	—
Expired	(326,597)	3.57	—	—
9/30/2013	5,860,934	2.77	—	—

The outstanding warrants as of September 30, 2013 have an intrinsic value of approximately $31.2 million. For the year ended September 30, 2013, the Company has expensed $335,869 related to the fair value of warrants issued for services.

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

On April 12, 2010 the Company granted 333,334 options to employees as part of its 2009 stock option plan.  The Company calculated a fair value of $1.20 per option. Of the 333,334 options issued, 173,334 vested upon issuance and the remaining 160,000 vest over the five year life of the options.  For the years ended September 30, 2013 and 2012, 40,000 and 40,000 options have vested, resulting in compensation expense in each year of $47,900, respectively.

On March 9, 2012, the Company granted 566,667 options to board members and executives. The Company calculated a fair value of $1.89 per option. Of the 566,667 options issued, 141,667 vested upon issuance and the remaining 425,000 vest in 25 percent tranches on each anniversary.  For the years ended September 30, 2013 and 2012, 283,333 and 141,667 options have vested, respectively, resulting in compensation expense of $328,354 and $358,367, respectively.

On April 30, 2013, the Company granted 116,667 options to a board member. The Company calculated a fair value of $4.59 per option. Of the 116,667 options issued, 29,167 vested upon issuance and the remaining 87,500 vest in 33 percent tranches on the next three anniversary dates. As of September 30, 2013, 29,167 options have vested resulting in compensation expense of $189,852.

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2013

On May 17, 2013, the Company granted 116,667 options to a board member. The Company calculated a fair value of $4.50 per option. Of the 116,667 options issued, 29,167 vested upon issuance and the remaining 87,500 vest in 33 percent tranches on the next three anniversary dates. As of September 30, 2013, 29,167 options have vested resulting in compensation expense of $180,156.

During the year ended September 30, 2013, the Company recognized $746,262 of expense related to vested options that were granted in prior years. Unamortized option expense as of September 30, 2013 for all options outstanding amounted to approximately $1,112,000

Below is a table summarizing the options issued and outstanding as of September 30, 2013:

Date Issued	Number Outstanding	Exercise Price	Contractual Life (Years)	Expiration Date
Prior 10/1/2008	—	$—	—	—
04/09/09	193,047	1.95	5	04/09/13
Balance 09/30/2009	193,047	1.95	—	—
04/12/10	333,334	1.50	5	04/12/15
Expired	(10,725)	1.95	—	—
Balance 9/30/2010	515,656	$1.66	—	—
Issued	—	—	—	—
Expired	—	—	—	—
Balance 9/30/2011	515,656	$1.66	—	—
03/09/12	566,667	1.71	—	3/9/2017
Expired	—	—	—	—
Balance 9/30/2012	1,082,323	$1.69	—	—
Exercised - 11/30/12	(53,624)	1.78	—	—
Exercised - 03/27/13	(128,698)	1.65	—	—
Issued - 04/30/13	116,667	4.74	5	4/30/2018
Issued - 05/17/13	116,667	4.68	5	5/17/2018
Expired	—	—	—	—
09/30/13	1,133,335	$2.31	—	—

As of September 30, 2013, the outstanding options have an intrinsic value of approximately $6.62 million.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business.  If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s results of operations, prospects, cash flows, financial position and brand.  To the best knowledge of the Company’s management, at September 30, 2013, there are no legal proceedings which the Company believes will have a material adverse effect on its business, results of operations, cash flows or financial condition.

In June 2012, the Company was named, along with other parties, as a defendant in a putative class action lawsuit being brought, as amended, on behalf of the Genaera Liquidating Trust ("Trust"). We purchased biotechnology assets from the Trust in 2009. On August 12, 2013, the court dismissed each of the plaintiff's claims against the Company. An appeal of the dismissal is pending; however management believes that there is a remote possibility the litigation will have a material adverse impact on the Company’s financial condition.

NOTE 10 – SUBSEQUENT EVENTS

On October 2, 2013, the Company issued a total of 100,000 warrants, 75,000 to a consultant for services rendered to the Company, and 25,000 to a related party for use of the Company’s office space and office expenses.  The warrants vested immediately, have an exercise price of $7.96 per common share and a term of 3 years.

On October 2, 2013, the Company agreed to settle $50,000 of its outstanding legal bills through issuance of 6,282 common shares.

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2013

On October 31, 2013, the Company received a notice of exercise for 55,556 Series A Warrants with an exercise price of $3.60. Accordingly, the Company issued 55,556 common shares for proceeds of $200,001.

On November 13, 2013, two holders of its Series B preferred converted 500,000 preferred shares into 166,667 common shares. As of the date of this filing, there are no Series B Preferred Shares outstanding,

Part III

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

ITEM 9A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. Our management, however, believes our disclosure controls and procedures are in fact effective to provide reasonable assurance that the objectives of the control system are met.

Management’s Report on Internal Control over Financial Reporting

Our management, under the supervision of our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this evaluation, management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of September 30, 2013.

This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls

As of March 31, 2013, our management identified a material weakness in our disclosure controls and procedures relating to insufficient internal controls. In June 2013, we designated an audit committee and, in addition, enhanced our proficiency in the professional literature on these subjects and broadened external oversight. As a result of these steps we have remedied the material weakness in our disclosure controls and procedures.

ITEM 9B OTHER INFORMATION

NONE

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Following this table is a brief biographical description for each of the management principals with a brief description of their business experience and present relationship to Ohr as of September 30, 2013, together with all required relevant disclosures for the past five years.

Following the biographical information for the directors and officers is a remuneration table showing current compensation, and following this table is a security ownership table showing security ownership of the principal officers and directors, as well as those holding 5% or more of the issued and outstanding stock.

Name	Position	Current Term of Office
Ira Greenstein	Chairman	Director since 2007
Irach Taraporewala	CEO, President, and Director	Officer since 2010, Director since 2012
Sam Backenroth	CFO and Vice President of Business Development	Officer since 2010
Orin Hirschman	Director	Director since 2009
Thomas Riedhammer	Director	Director since 2013
June Almenoff	Director	Director since 2013

Dr. Irach B. Taraporewala- Chief Executive Officer,President, and Director 57

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

Sam Backenroth- Chief Financial Officer and Vice President of Business Development 29

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

Ira Greenstein –Chairman of the Board, Director 53

Mr. Greenstein has served as a Director of Ohr Pharmaceutical since March 30, 2007. Mr. Greenstein has served as President of Genie Energy Ltd. (NYSE:GNE) since December 2011. Mr. Greenstein currently also serves as Counsel to the Chairman of IDT Corporation (NYSE: IDT) and had served as the President of IDT from 2001 through 2011 and Counsel to the Chairman of IDT in 2000 and 2001. He has served as a Director of IDT and General Counsel and Secretary of IDT's subsidiary, Net2Phone, Inc. (NASDAQ: NTOP). Prior to joining IDT, Mr. Greenstein was a partner in Morrison & Foerster LLP, where he served as the Chairman of that firm’s New York Office’s Business Department. Mr. Greenstein was an associate in the New York and Toronto offices of Skadden, Arps, Slate, Meagher & Flom LLP and served on the Securities Advisory Committee and as secondment counsel to the Ontario Securities Commission. Mr. Greenstein serves on the Boards of Directors of Document Security Systems, Inc. (AMEX:DSS), Arista Power Inc. (QBB:ASPW), NanoVibronix, Inc. and Regal Bank of New Jersey. Mr. Greenstein received a B.S. from Cornell University and a J.D. from Columbia University Law School where he serves as a member of the Dean's Council.

June S. Almenoff, M.D., Ph.D. - Director 56

June S. Almenoff, M.D., Ph.D. has been a Director of Ohr Pharmaceutical since May 2013. She has served as the president and chief medical officer of Furiex Pharmaceuticals, Inc. since its inception in 2010 and is the principal executive officer of Furiex. She has served on the Furiex Board of Directors since 2012. Dr. Almenoff joined Furiex after a successful 12-year career at GlaxoSmithKline ("GSK"). She was vice president in the clinical safety and pharmacovigilance organization at GSK, where she served on the company's senior governing medical boards and managed a diverse therapeutic portfolio supporting numerous regulatory approvals. She led the GSK teams that developed three pioneering systems for minimizing risk in early- and late-stage drug development; these have been widely implemented by pharmaceutical companies and regulatory agencies and their impact on the industry has been recognized by the Wall Street Journal Technology Innovation Award and several other prestigious awards. During her tenure at GSK, Dr. Almenoff chaired the Pharma-FDA working group on safety signal detection and was lead author on its influential position paper. She also led the scientific diligence effort for the acquisition of Stiefel Laboratories and established a licensing program for a drug development unit. Prior to joining GSK, Dr. Almenoff was on the faculty of Duke University Medical Center, where she is currently a Consulting Professor of Medicine. She is an author on 50 publications. Dr. Almenoff earned a bachelor's degree, cum laude, from Smith College. She graduated from the M.D.-Ph.D. program at Mt. Sinai School of Medicine and completed a residency in internal medicine and a fellowship in infectious diseases at Stanford University Medical Center. She is a board-certified Fellow of the American College of Physicians with 10 years of clinical practice experience.

Orin Hirschman –Director 45

Mr. Hirschman has served as a Director at Ohr since March 2009. Mr. Hirschman has over 20 years of experience in money management, leveraged buyouts, restructuring and venture capital. From 1994 until 2001 Orin served as a co-manager of two private investment funds, Adam Smith Investment Partnerships and Adam Smith Investment Partners, Ltd (the “Adam Smith Funds”). In addition to Orin’s private placement investments over the last eight years, and the Adam Smith Funds, Orin’s experience in the securities industry includes tenures with Wesray Capital, the investment firm founded by former U.S. Secretary of the Treasury William E. Simon, and Randall Rose & Company, a $100 million money management firm based in New York. Orin has been actively involved in the financing and structuring of over 70 companies, including many high technology companies. Mr. Hirschman's educational background includes an M.B.A. in Finance from New York University Graduate School of Business and a degree in Biology and Finance from Touro College where he graduated Summa Cum Laude.

Thomas M. Riedhammer, Ph.D. – Director 65

Dr. Riedhammer has been a Director of Ohr Pharmaceutical since April 2013. He most recently served as Chairman of Sirion Therapeutics Inc, a position he held from 2007 to 2013. Prior to that, Dr. Riedhammer served as Chief Operating Officer of Presby Corp., a medical device company engaged in the research and development of treatments for eye disorders. Prior to Presby Corp., Dr. Riedhammer served as President and Senior Vice President of Worldwide Pharmaceuticals at Bausch and Lomb from 1994 to 2000. He also held various other positions at Bausch and Lomb including: Senior Vice President, and Chief Technical Officer from 1998 to 2000, Senior Vice President and President for Worldwide Pharmaceutical, Surgical, and Hearing Care Products from 1994 to 1998, and Vice President from 1993 to 1994. He was a corporate Vice President of Paco Pharmaceuticals and President of Paco Research Corp from 1984 to 1991. Dr. Riedhammer began his career at Bausch & Lomb as a Research Chemist and was its Director, Lens Care Products R&D. He has served as Chairman and Director of Prevent Blindness Florida, Director of Prevent Blindness America, Sjogren's Syndrome Foundation as secretary and Junior Achievement International. Dr. Riedhammer holds a B.A. in Chemistry and a Ph.D. in Electrochemistry from State University of New York at Buffalo.

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

Nomination of Directors

Due to its current limited staffing levels, the Company does not have a Nominating Committee for nomination of Directors. The Company’s current Board of Directors participates in the consideration of director nominees.

In May 2013, the Company adopted new By-Laws that provide that stockholders may nominate one or more persons for election as director or directors at the 2014 Annual Meeting of Stockholders only if written notice of intent to make such nomination or nominations has been given either by personal delivery or by mail to the Secretary of the Company not less than 90 days before the meeting of stockholders at which such election is held. Each such notice shall state (i) the name and address of the stockholder who intends to make the nomination and of the person or persons to be nominated; (ii) a representation that the stockholder is a holder of record of stock of the Corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (iii) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the nominee proposed by such stockholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission, had the nominee been nominated, or intended to be nominated, by the Board of Directors; and (iv) the consent of each nominee to serve as a director of the corporation if so elected.

The Board of Directors will consider director candidates recommended by stockholders. The Board does not intend to alter the manner in which it evaluates candidates based on whether the candidate was recommended by a stockholder or not. Stockholders who wish to recommend individuals for consideration by the Board to become nominees for election to the Board may do so by delivering a written recommendation to Ohr at the following address: Ohr Pharmaceutical, Inc., 489 Fifth Avenue, 28th Floor, New York, NY 10017. To date, the Board of Directors has not received any director nominations from stockholders of the Company.

Audit Committee

Audit Committee. The members of the Audit Committee are Ira Greenstein, Dr. Thomas Riedhammer and Dr. June Almenoff. Dr. Riedhammer currently serves as chairman of this committee. Each member was appointed to the Audit Committee in May 2013. Each of the individuals that currently serve on the Audit Committee, and that served on the Audit Committee during our fiscal year ended September 30, 2013, was an independent member of our Board of Directors. In addition, the Board of Directors has determined that the members of the Audit Committee that served during fiscal 2013 and at present meet the additional independence criteria required for audit committee membership set forth in Rule 10 A-3 promulgated by the SEC.

The Audit Committee acts to: (i) acquire a complete understanding of our audit functions; (ii) review with management our finances, financial condition and interim financial statements; (iii) review with our independent auditors the year-end financial statements; and (iv) review implementation with the independent auditors and management any action recommended by the independent auditors. Our Board of Directors adopted a Charter governing the activities of the Audit Committee, which is available on our corporate website at www.ohrpharmaceutical.com under the following tabs: “home—corporate governance—Corporate Governance - Audit”. During the fiscal year ended September 30, 2013, the Audit Committee met on one occasion.

Audit Committee Financial Expert. Our Board of Directors has determined that Audit Committee member Thomas Riedhammer is our audit committee financial expert, as defined under applicable SEC regulations, and is an independent member of our board.

ITEM 11 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
Name and		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Ira Greenstein,	2013	—	—	—	57,945	—	—	—	57,945
Chairman and Director	2012	—	—	—	63,241	—	—	—	63,241
Orin Hirschman	2013	—	—	—	57,945	—	—	—	57,945
Director	2012	—	—	—	63,241	—	—	—	63,241
Thomas Reidhammer	2013	—	—	—	189,853	—	—	—	189,853
Director	2012	—	—	—	—	—	—	—	—
June Almenoff	2013	—	—	—	180,157	—	—	—	180,157
Director	2012	—	—	—	—	—	—	—	—
Irach Taraporewala	2013	137,500	25,000	—	175,121	—	—	—	337,621
President and CEO	2012	138,000	—	—	187,479	—	—	—	325,479
Sam Backenroth	2013	105,625	25,000	—	85,243	—	—	—	215,868
VP Bus. Development/CFO	2012	84,000	—	—	92,305	—	—	—	176,305

Outstanding Equity Awards at Fiscal Year-End

A. Option Awards

The following table provides certain information with respect to individual grants during the fiscal year ended September 30, 2013 to each of our named executive officers of common share purchase options relating to our common shares:

	Number of Common Shares Underlying (#) Exercisable	Number of Common Shares Underlying (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price($)	Option Expiration Date
Ira Greenstein	50,000		50,000	$1.71	3/9/2017
Chairman and Director
Orin Hirschman	50,000		50,000	$1.71	3/9/2017
Director
Thomas Reidhammer	29,167		87,500	$4.74	4/30/2018
Director
June Almenoff	29,167		87,500	$4.68	5/17/2018
Director
Irach Taraporewala	358,333		141,667	$1.50 to $1.71	4/12/2015;
CEO , President, and Director					3/9/2017
Sam Backenroth	128,333		71,667	$1.50 to $1.71	4/12/2015;
VP Bus. Development & CFO					3/09/2017

B. Stock Awards

The following table provides certain information with respect to individual grants during the fiscal year ended September 30, 2013 to each of our named executive officers of common shares:

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

No named executive officer received any grants of stock for the fiscal year ended September 30, 2013.

Employment Contracts

On August 9, 2013, the Company entered into revised employment agreements for terms ending January 31, 2014, with Dr. Irach B. Taraporewala, the Company’s President and Chief Executive Officer, and Sam Backenroth, Chief Financial Officer and Vice President, Business Development, retroactive to January 1, 2013. Dr. Taraporewala’s annual base salary was increased to $160,000, and Mr. Backenroth’s annual base salary was increased to $125,000. The Company’s Board of Directors (the “Board”) expects to review the executives’ salaries on an annual basis.  Each executive may also receive an annual bonus at the discretion of the Board, in accordance with any bonus plan adopted by the Board, and will participate in the Company’s employee benefit programs, stock based incentive compensation plans and other benefits.

Remuneration of Officers

Dr. Taraporewala and Mr. Backenroth receive cash compensation pursuant to their employment agreements from their hiring date in April 2010 through the end of our fiscal year.

Compensation of Directors

During the fiscal year 2012, Ira Greenstein and Orin Hirschman each received options to purchase common stock. Each of Mr. Greenstein and Mr. Hirschman received 100,000 options, of which 50,000 have vested through fiscal 2013.  The value of the options, to each Board member for the fiscal years 2013 and 2012, was $57,945 and $63,241, respectively.  These options expire March 9, 2017.

During the fiscal year 2013, Thomas Reidhammer and June Almenoff each received options to purchase common stock. Each of Mr. Reidhammer and Ms. Almenoff received 116,667 options, of which 29,167 have vested through fiscal 2013.  The value of the options, to Mr. Reidhammer and Ms. Almenoff for the fiscal year 2013, was $189,853 and $180,157, respectively.  These options expire April 30, 2018 and May 17, 2018, respectively.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership, as of December 25, 2013, of our voting securities by each person known by us to be the beneficial owner of 5% or more of any class of our voting securities, by each of our directors, and by all executive officers and our directors as a group. To the best of our knowledge, all persons named below have sole voting and investment power with respect to such shares.

BENEFICIAL OWNERS OF 5% OR MORE OF REGISTRANT'S VOTING SECURITIES

Name and Address of Beneficial Owner	Shares Owned	Right to Acquire (1)	Common and Warrant Shares Owned Beneficially	Fully Diluted Ownership Percentage (2)
Globis Capital & related entities (4)	1,627,341	790,171	2,417,512	11.6%
60 Broad Street
New York, NY 10004

AIGH Investment Partners, LLC (3)	1,573,059	416,481	1,989,540	9.8%
6006 Berkeley Avenue
Baltimore, MD 21209

GCK Corp.	1,521,409	298,222	1,819,631	9.0%
4000 Hollywood Blvd. 530 N
Hollywood, FL 33021

South Ferry #2, LP	1,097,966	755,686	1,853,652	8.9%
1 State Street Plaza, 29th Floor
New York, NY 10004

Camco	1,098,360	220,065	1,318,425	6.5%
271 Madison Avenue
New York, NY 10016

Ira Greenstein (5)	266,769	136,227	402,996	2.0%
c/o OHR

Irach Taraporewala (6)	19,095	360,835	379,930	1.9%
c/o OHR

Sam Backenroth (7)	4,699	128,335	133,034	0.7%
c/o OHR

June Almenoff (8)	—	29,167	29,167	0.1%
c/o OHR

Thomas Riedhammer (9)	—	29,167	29,167	0.1%
c/o OHR

All Officers and Directors as a Group (9)	1,863,622	1,100,212	2,963,834	14.1%

(1) Rounded to nearest share; warrants are warrants to purchase common stock of the Registrant.

(2) Calculated on the basis of shares of Common Stock outstanding plus the number of shares such holder has the right to acquire.

(3) Mr. Hirschman has sole voting and dispositive power over shares held by AIGH Investments.

(4) Mr. Packer has sole voting and dispositive power over shares and warrants held by Mr. Packer personally. Mr. Packer shares voting and dispositive power over shares and warrants held by Globis Capital Partners, and Globis Overseas Fund Ltd.

(5) Includes shares currently issuable upon exercise of options granted to Mr. Greenstein for his services as a director and Chairman of the Company

(6) Includes shares currently issuable upon exercise of options granted to Dr. Taraporewala

(7) Includes shares currently issuable upon exercise of options granted to Mr. Backenroth

(8) Includes shares currently issuable upon exercise of options granted to Dr. Almenoff

(9) Includes shares currently issuable upon exercise of options granted to Dr. Riedhammer

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

The Company did not consult with Malone Bailey prior to the date of dismissal on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

For fiscal year 2011, Child Van Wagoner & Bradshaw charged the Company a total of $32,000 for independent accounting and auditing fees.

For fiscal year 2012, Child Van Wagoner & Bradshaw charged the Company a total of $31,270 for independent accounting and review fees.

For fiscal year 2013, Child Van Wagoner & Bradshaw charged the Company a total of $1,500 for independent accounting and review fees and Malone Bailey charged the Company a total of $36,500 for independent accounting and review fees.

The following table represents aggregate fees billed to the Company for fiscal years ending September 30, 2013 and 2012 by MaloneBailey.

	Fiscal Year Ended
	September 30, 2013 (3)	September 30, 2012 (2)
Audit Fees	$38,000	$31,270
Tax Fees (1)	$1,295	$915
All Other Fees	$—	$—
Total Fees	$39,295	$32,185

(1) Fees paid for preparation and filing of the Company’s federal and state income tax returns.

(2) Fees billed to the Company through September 30, 2012.

(3) Fees billed to the Company through September 30, 2013.

Part IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents listed below are filed as exhibits to this Annual Report on Form 10-K.

(a) Exhibit Index:

Exhibit No.
(3.1)	Articles of Incorporation, dated August 4, 2009. [1]
(3.1(a))	Certificate of Amendment to Articles of Incorporation Filed on June 3, 2013 [2]
(3.2)	ByLaws, dated August 4, 2009 [1]
(3.2(a))	Amendment to By-Laws filed on May 24, 2013 [3]
(10.3)	Form of Warrant [4]
(10.3(a))	Form of Amendment, dated October 21, 2012 to Warrant Agreement, dated October 13, 2006 [14]
(10.13)	Form of Common Stock Purchase Warrant issued to counsel. [5]
(10.14)	Asset Purchase Agreement with Genaera Liquidating Trust, dated August 21, 2009 [6]
(10.15)	Form of Class H Common Stock Purchase Warrant issued pursuant to the warrant exercise agreement, dated as of January 15, 2010[7]
(10.18)	The 2009 Stock Incentive Plan [8]
(10.21)	Form of consulting warrants [9]
(10.22)	Form of Warrant Agreement, dated October 31, 2006 [10]
(10.25)	Form of Class J Common Stock Purchase Warrant issued pursuant to the Subscription Agreement, dated as of December 16, 2011 [11]
(10.26)	Form of Non-Qualified Option, dated March 9, 2012 [12]
(10.27)	Form of Employment Agreement, dated March 9, 2012 [12]
(10.28)	Form of Class A Common Stock Purchase Warrant issued pursuant to the Offer letter dated June 26, 2012 [13]
(10.30)	Form of Notice to Series B Warrant Holders, Dated April 5, 2013. [15]
(10.31)	Form of Amendment 3 to Warrant Agreement, Dated April 18, 2013. [15]
(10.33)	Form of Audit Committee Charter. [3]
(10.34)	Compensation Committee Charter Adopted on June 13, 2013. [2]
(10.35)	Employment Agreement with Irach Taraporewala, dated August 9, 2013. [16]
(10.36)	Employment Agreement with Sam Backenroth, dated August 9, 2013. [16]
(31)	Certification made pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
(32)	Certification made pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

1. Filed and incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on August 11, 2009.

2. Filed and incorporated by reference to Exhibit 99.2 and Exhibit 10.34 to the Registrant’s Current Report on Form 8-K, filed on June 16, 2013.

3. Filed and incorporated by reference to Exhibit 3.2(a) and 10.33 to the Registrant’s Current Report on Form 8-K, filed on May 24, 2013.

4. Filed and incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 12, 2008.

5. Filed and incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 3, 2009.

6. Filed and incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on August 26, 2009.

7. Filed and incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on January 13, 2010.

8. Filed and incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 17, 2010

9. Filed and incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on July 13, 2011

10. Filed and incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 2, 2011

11. Filed and incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 20, 2011

12. Filed and incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 15, 2012

13. Filed and incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 3, 2012

14. Filed and incorporated by reference to Exhibit 10.29 to the Registrant’s Current Report on Form 8-K, filed on November 1, 2012.

15. Filed and incorporated by reference to Exhibits 10.30 and 10.31 to the Registrant’s Current Report on Form 8-K, filed on April 22, 2013.

16. Filed and incorporated by reference to Exhibits 10.35 and 10.36 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 13, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:
OHR PHARMACEUTICAL, INC.

Dated:	December 27, 2013	By:	/s/ IRACH TARAPOREWALA
Irach Taraporewala, CEO

Dated:	December 27, 2013	By:	/s/ SAM BACKENROTH
Sam Backenroth, CFO

 POWER OF ATTORNEY

KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Irach Taraporewala and Sam Backenroth, and each one of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	December 27, 2013	By:	/s/ IRACH TARAPOREWALA
Irach Taraporewala, CEO and Director

Dated:	December 27, 2013	By:	/s/ IRA GREENSTEIN
Ira Greenstein, Director
Dated:	December 27, 2013	By:	/s/ ORIN HIRSCHMAN
Orin Hirschman, Director

Dated:	December 27, 2013	By:	/s/ JUNE ALMENOFF
June Almenoff, Director
Dated:	December 27, 2013	By:	/s/ THOMAS RIEDHAMMER
Thomas Riedhammer, Director

