Form 10-Q
period 2013-12-31
Ohr Pharmaceutical Inc
filed 2014-02-14
CIK 1173281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington , D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-88480

OHR PHARMACEUTICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	90-0577933
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Third Avenue, 11th Floor
New York, NY 10022
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

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,970,046 shares of Common Stock outstanding as of February 13, 2014.

OHR PHARMACEUTICAL, INC.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

TABLE OF CONTENTS	PAGE

Unaudited Balance Sheets as of December 31, 2013 and September 30, 2013	4
Unaudited Statements of Operations for the three months ended December 31, 2013 and 2012 and the period from inception of the Development Stage on October 1, 2007 through December 31, 2013	5
Unaudited Statements of Cash Flows for the three months ended December 31, 2013 and 2012 and the period from inception of the Development Stage on October 1, 2007 through December 31, 2013	6
Notes to Unaudited Financial Statements	7

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	December 31,	September 30,
	2013	2013

ASSETS
CURRENT ASSETS
Cash	$4,016,224	$5,122,895
Prepaid expenses	19,817	45,350

Total Current Assets	4,036,041	5,168,245

EQUIPMENT, net	26,834	29,755

OTHER ASSETS
Patent costs, net	526,257	545,865

TOTAL ASSETS	$4,589,132	$5,743,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$250,231	$465,686
Notes payable	—	14,051

Total Current Liabilities	250,231	479,737

TOTAL LIABILITIES	250,231	479,737

STOCKHOLDERS’ EQUITY
Preferred stock, Series B; 6,000,000 shares authorized, $0.0001 par value, 0 and 500,000 shares issued and outstanding, respectively	—	50
Common stock; 180,000,000 shares authorized, $0.0001 par value, 19,970,046 and 19,741,541shares issued and outstanding, respectively	1,997	1,974
Additional paid-in capital	40,541,713	39,444,988
Accumulated deficit	(21,628,748)	(21,628,748)
Deficit accumulated during the development stage	(14,576,061)	(12,554,136)

Total Stockholders’ Equity	4,338,901	5,264,128
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,589,132	$5,743,865

The accompanying notes are an integral part of these unaudited financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From Inception of
			the Development
			Stage on
			October 1,
	For the Three Months Ended		2007 Through
	December 31,		December 31,
	2013	2012	2013

REVENUES	$—	$—	$—
COST OF SALES	—	—	—
GROSS PROFIT	—	—	—

OPERATING EXPENSES
General and administrative	57,777	70,190	1,503,686
Professional fees	384,215	47,031	3,334,040
Research and development	1,352,356	578,513	6,388,691
Salaries and wages	227,145	119,017	2,547,866

Total Operating Expenses	2,021,493	814,751	13,774,283

OPERATING LOSS	(2,021,493)	(814,751)	(13,774,283)

OTHER INCOME (EXPENSE)
Interest expense	(513)	(559)	(56,742)
Gain/(Loss) on derivative liability	—	(1,403,123)	(1,801,871)
Gain on sale of assets	—	—	70,500
Gain on settlement of debt	—	—	153,557
Other income	81	81	154,365

Total Other Income (Expense)	(432)	(1,403,601)	(1,480,191)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,021,925)	(2,218,352)	(15,254,474)
PROVISION FOR INCOME TAXES	—	—	—
INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	(2,021,925)	(2,218,352)	(15,254,474)
Income from discontinued operations (including gain on disposal of $606,000)	—	—	678,413
Income tax benefit	—	—	—
GAIN ON DISCONTINUED OPERATIONS	—	—	678,413
NET LOSS	$(2,021,925)	$(2,218,352)	$(14,576,061)

BASIC AND DILUTED LOSS PER SHARE	$(0.10)	$(0.14)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	19,872,539	15,857,093

The accompanying notes are an integral part of these unaudited financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			of the
			Development
			Stage on
			October 1,
	For the Three Months Ended		2007 Through
	December 31,		December 31,
	2013	2012	2013
OPERATING ACTIVITIES
Net loss	$(2,021,925)	$(2,218,352)	$(14,576,061)
Adjustments to reconcile net loss to net cash used by operating activities:
Discontinued operations	—	—	(678,413)
Common stock issued for services	—	—	599,989
Fair value of warrants issued for services	700,393	167,966	2,219,775
Fair value of employee stock options	146,303	52,495	1,978,133
(Gain) loss on extinguishment of debt	—	—	(89,592)
Gain on sale of asset	—	—	(70,500)
(Gain) loss on derivative liability	—	1,403,123	1,801,871
Depreciation	2,921	2,364	31,587
Amortization of patent costs	19,608	19,607	273,743
Changes in operating assets and liabilities
Prepaid expenses and deposits	25,533	7,563	118,941
Other receivables and other current assets	—	—	85,025
Accounts payable and accrued expenses	(165,455)	(95,914)	108,393
Net Cash Used in Operating Activities	(1,292,622)	(661,148)	(8,197,109)

INVESTING ACTIVITIES
Proceeds from sale of asset	—	—	70,500
Purchase of equipment	—	—	(58,421)
Purchase of patents and other intellectual property	—	—	(300,000)
Discontinued operations	—	—	418,000
Net Cash Provided by (Used in) Investing Activities	—	—	130,079

FINANCING ACTIVITIES
Proceeds from the sale of preferred stock and warrants	—	—	1,005,000
Proceeds from the sale of common stock and warrants	—	—	2,150,000
Proceeds from warrants exercised for cash	200,002	111,891	9,359,317
Proceeds from related party payables	—	—	125,453
Repayments of related party payables	—	—	(125,453)
Proceeds from short-term notes payable	—	—	64,408
Repayments of short-term notes payable	(14,051)	(14,562)	(202,746)
Repayment of convertible debentures	—	—	(490,000)
Net Cash Provided by Financing Activities	185,951	97,329	11,885,979

NET CHANGE IN CASH	(1,106,671)	(563,819)	3,818,949
CASH AT BEGINNING OF PERIOD	5,122,895	2,632,413	197,275

CASH AT END OF PERIOD	$4,016,224	$2,068,594	$4,016,224

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION CASH PAID FOR:
Interest	$513	$560	$76,445
Income Taxes	—	—	—

NON CASH FINANCING ACTIVITIES:
Common stock and warrants issued in advance of services	$—	$—	$5,320,432
Financing of insurance premiums through issuance of short term notes	—	—	138,338
Conversion of preferred for common stock	50	14	558
Noncash exercise of options	—	9	11
Transfer of investment for dividends payable	—	—	186,000
Purchase of patents for debenture	—	—	500,000
Conversion of debenture	—	—	10,000
Common stock issued to settle accounts payable	50,000	—	50,000
Options issued to settle accounts payable	—	—	3,991

The accompanying notes are an integral part of these unaudited financial statements.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
December 31, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on December 27, 2013.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been condensed or omitted.  The results of operations for the periods ended December 31, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

On June 3, 2013, the Company effected a 1:3 reverse stock split on its shares of common stock.  All stock numbers, conversion rates and warrant exercise terms reflect this split and are presented as post-split numbers.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates subject to change in the near term include impairment (if any) of long-lived assets.

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – NOTES PAYABLE

On April 1, 2013, the Company entered into a premium financing arrangement for its directors and officers insurance in the amount of $63,600.  The financing arrangement bears interest at 7.25% and will be fully paid in 12 months from the date of issuance.  As of December 31, 2013, the Company had repaid $63,600 of principal and had paid interest of $2,301 in cash.  The note has been fully repaid as of December 31, 2013.

NOTE 4 – CAPITAL STOCK

On October 2, 2013, the Company issued 6,282 shares of common stock to a legal firm to settle $50,000 in accounts payable.  These shares were valued at $7.96 which was the price of the stock at the date of settlement.

On October 31, 2013, the Company received a notice of exercise for 55,556 Series A Warrants with an exercise price of $3.60. Accordingly, the Company issued 55,556 common shares for proceeds of $200,002.

On November 13, 2013, two holders of its Series B preferred shares converted 500,000 preferred shares into 166,667 common shares.  As of the date of this filing, there are no Series B Preferred shares outstanding.

NOTE 5 – COMMON STOCK WARRANTS

For all warrants included within permanent equity, the Company has determined the estimated value of the warrants granted to non-employees in exchange for services and financing expenses using the Black-Scholes pricing model and the following assumptions: stock price at valuation, $0.63-$7.96; expected term of 3-5 years, exercise price of $1.50-$7.96, a risk free interest rate of 0.21-2.90 percent, a dividend yield of 0 percent and volatility of 114-276 percent.

On October 1, 2013, the Company issued a total of 100,000 warrants with a fair market value of $556,534 for services rendered to the Company.  The warrants vested immediately.

On October 31, 2013, the Company received a notice of exercise for 55,556 Series A Warrants with an exercise price of $3.60. Accordingly, the Company issued 55,556 common shares for proceeds of $200,002.

On December 30, 2013, the Company issued a total of 26,667 warrants with a fair market value of $111,339 for services rendered to the Company.  The warrants vested immediately.

As of December 31, 2013, the Company has recorded $700,393 in consulting expense related to the warrants that have vested to date including warrants granted in prior years.

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
December 31, 2013

Below is a table summarizing the warrants issued and outstanding as of December 31, 2013:

Date	Number	Exercise	Contractual	Expiration
Issued	Outstanding	Price	Life (Years)	Date
Balance 10/1/08	4,503,286	3.54	5	Various
03/20/09	1,666,667	1.50	5	03/31/14
06/03/09	3,722,224	0.54	5	06/03/14
09/30/09	50,000	1.20	5	06/30/14
Expired	—	—	—	—
Balance 9/30/09	9,942,177	2.06	—	—
10/09/09	29,333	1.50	5	10/29/14
11/09/09	6,000	1.50	5	11/09/14
12/04/09	43,333	1.80	2	12/04/11
12/15/09	(1,861,112)	0.54	—	—
01/15/10	1,861,112	1.65	5	01/15/15
01/15/10	(1,861,112)	0.54	—	—
04/09/10	3,333	1.65	5	4/9/2015
07/23/10	31,000	1.50	3	07/23/13
Expired	—	—	—	—
Balance 9/30/10	8,194,064	2.66	—	—
12/30/10	840,000	1.65	5	12/30/15
05/12/11	18,333	1.50	5	05/12/16
06/13/11	100,000	1.50	2	06/13/13
07/15/11	33,333	1.62	5	07/15/16
07/15/11	40,000	1.62	5	07/15/16
08/23/11	16,667	2.01	3	08/23/14
Expired	(363,523)	3.57	—	—
Balance 9/30/11	8,878,874	2.50	—	—
12/16/11	305,559	1.95	5	12/16/16
12/21/12	1,042	1.95	5	12/21/12
03/03/12	116,667	1.95	5	03/03/17
04/10/12	(14,464)	1.80	—	—
04/12/12	5,000	2.70	3	4/12/2015
05/18/12	116,667	2.85	3	5/18/2015
06/28/12	(1,766,334)	1.65	—	—
06/28/12	1,059,803	3.60	5	06/28/17
07/11/12	16,667	2.85	3	07/11/15
07/17/12	(10,000)	1.50	—	—
09/07/12	25,000	3.00	5	09/07/17
Expired	(206,843)	2.37	—	—
Balance 9/30/12	8,527,638	2.80	—	—
10/24/2012	(66,667)	1.50	—	—
3/7/2013	(6,996)	3.57	—	—
3/11/2013	(1,679)	3.57	—	—
3/21/2013	40,000	4.32	5	3/21/2018
3/21/2013	16,667	4.32	3	3/21/2018
3/22/2013	(3,704)	1.65	—	—
3/27/2013	(840,000)	1.65	—	—
4/18/2013	(1,406,320)	3.57	—	—
6/7/2013	(6,519)	1.65	—	—
6/14/2013	(1,000)	1.50	—	—
7/2/2013	(50,000)	1.50	—	—
9/20/2013	(13,889)	1.95	—	—
Expired	(326,597)	3.57	—	—
9/30/2013	5,860,934	2.77	—	—
10/1/2013	100,000	7.96	3	10/1/2016
10/31/2013	(55,556)	3.60	—	—
12/30/2013	26,667	7.94	3	12/30/2016
Expired	—	—	—	—
12/31/2013	5,932,045	2.88	—	—

OHR PHARMACEUTICAL, INC.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
December 31, 2013

The outstanding warrants as of December 31, 2013 have an intrinsic value of approximately $29.6 million.

NOTE 6 – COMMON STOCK OPTIONS

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

During the three month period ended December 31, 2013, the Company recognized $146,303 of expense related to vested options that were granted in prior years. Unamortized option expense as of December 31, 2013 for all options outstanding amounted to approximately $966,000.

 Below is a table summarizing the options issued and outstanding as of December 31, 2013:

Date	Number	Exercise	Contractual	Expiration
Issued	Outstanding	Price	Life (Years)	Date
Prior 10/1/2008	—	$—	—	—
04/09/09	193,047	1.95	5	04/09/13
Balance 09/30/2009	193,047	1.95	—	—
04/12/10	333,334	1.50	5	04/12/15
Expired	(10,725)	1.95	—	—
Balance 9/30/2010	515,656	1.66	—	—
Issued	—	—	—	—
Expired	—	—	—	—
Balance 9/30/2011	515,656	1.66	—	—
03/09/12	566,667	1.71	—	3/9/2017
Expired	—	—	—	—
Balance 9/30/2012	1,082,323	1.69	—	—
Exercised - 11/30/12	(53,624)	1.78	—	—
Exercised - 03/27/13	(128,698)	1.65	—	—
Issued - 04/30/13	116,667	4.74	5	4/30/2018
Issued - 05/17/13	116,667	4.68	5	5/17/2018
Expired	—	—	—	—
09/30/13	1,133,335	2.31	—	—
Issued	—	—	—	—
Expired	—	—	—	—
12/31/13	1,133,335	$2.31	—	—

As of December 31, 2013, the outstanding options have an intrinsic value of approximately $6.3 million.

NOTE 7 – SUBSEQUENT EVENTS

On January 2, 2014, the Company issued warrants to purchase 20,550 common shares to a consultant for services rendered to the Company.  The warrants vested immediately, have an exercise price of $7.88 per common share and a term of 5 years.

On January 7, 2014, the Company issued warrants to purchase 100,000 common shares to a consultant for services to be rendered to the Company.  25,000 warrants vested immediately, with the remainder vesting over the next three quarterly periods.  The warrants have an exercise price of $7.94 per common share and a term of 3 years.

On February 3, 2014, the Company issued options to purchase 500,000 common shares to the officers of the Company.  125,000 options vested immediately, with the remainder vesting equally over the next three anniversary dates of the options.  The options have an exercise price of $10.11 per common share and a term of 3 years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” and words of similar import, constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company’s financial and business prospects. These forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of such Act and with the intention of obtaining the benefits of the “safe harbor” provisions of such Act. The Company cautions investors that any forward-looking statements it makes are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. Any investment in our common stock involves a high degree of risk. For a general discussion of some of these risks in greater detail, see our “Risk Factors” in the Company’s Annual Report on Form 10-K (the “Form 10-K” ) for the fiscal year ended September 30, 2013, as filed with the Securities and Exchange Commission on December 27, 2013.

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

On June 3, 2013, the Company effected a 1:3 reverse stock split on its shares of common stock (with related adjustments to its outstanding preferred stock, options and warrants). Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto have been retroactively adjusted for the stock split as if such stock split occurred on the first day of the first period presented. Certain amounts may be slightly different than previously reported due to rounding of fractional shares as a result of the reverse stock split.

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

We commenced a clinical study, Study OHR-002, which began enrolling patients in late 2012. Study OHR-002 is a randomized, double blind, placebo controlled Phase II study to evaluate the efficacy and safety of Squalamine Eye Drops for the treatment of wet-AMD. The study will enroll 120 treatment naïve wet-AMD patients at more than twenty clinical sites in the U.S., who will be treated with Squalamine Eye Drops or placebo eye drops twice daily for a nine month period. The primary and secondary endpoints include visual acuity parameters, need for rescue intravitreal injections, and safety. The protocol includes an interim analysis upon the completion of the treatment period in 50% of the patients (approximately 60). We completed 50% enrollment in the study in July 2013 and therefore anticipate the release of interim results of Study OHR-002 in the second quarter of calendar 2014. Full enrollment is expected to be completed in the first quarter of calendar 2014, with final data on the study available in the fourth quarter of calendar 2014.

We have also commenced two investigator sponsored trials (“IST”) in indications where a molecule that possesses anti-angiogenic properties may provide therapeutic benefit. Study OHR-003 is a monotherapy IST evaluating Squalamine Eye Drops in five patients with Proliferative Diabetic Retinopathy. The Principal Investigator of Study OHR-003 will be presenting a case study from the ongoing trial at the Macula Society meeting on February 19, 2014 and we expect the final data to be available in the second half of calendar 2014 for presentation at a scientific conference or forum. Study OHR-004 is an IST evaluating Squalamine Eye Drops in 20 patients with Branch and Central Retinal Vein Occlusion. We expect the data from OHR-004 to be available in the second half of calendar 2014 for presentation by the investigator at a scientific forum or conference.

We also anticipate initiating two additional IST’s to further evaluate Squalamine eye drops for the treatment of diabetic macular edema in the first quarter of calendar 2014. Study OHR-005 will evaluate Squalamine Eye Drops in a randomized, masked, placebo controlled trial of approximately 30 patients with Diabetic Macular Edema (“DME”). Study OHR-006 will evaluate Squalamine Eye Drops in combination with monthly Lucentis® injections for patients that have been sub responders to monthly intravitreal Lucentis® injections. The trial will enroll approximately 20 patients and will be randomized, masked, and placebo controlled.

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

In this Phase 2a trial with OHR/AVR118, 29 patients with advanced cancer and cachexia were enrolled. 18 patients, three with stage III and 15 with stage IV cancers completed the treatment protocol. This included five patients with pancreatic cancer, five with lung cancer, two with prostate cancer and one each with colon, stomach, esophageal, liver cancers, head and neck cancer and multiple myeloma. While the primary trial end point of weight gain was not met, at the completion of treatment, patients achieved stabilization of body weight, body fat and muscle mass with a significant increase in appetite (p=<.005). Additionally, PG-SGA (Patient Generated Subjective Global Assessment) scores (p=.025) demonstrated improvement, indicating an enhanced quality of life.

After completing the initial 28 day treatment period, patients had the option to continue receiving study drug if they felt it was in their best interest. 11 of the 18 patients (61%) elected to do so, being treated with the drug for a total of between 42 to 153 days. Sustained body weight stabilization was maintained even on prolonged therapy with the drug in this sub-group of patients. These results were seen despite the fact that seven of the 18 patients were receiving concomitant chemotherapy, and 1one was receiving concomitant radiotherapy during the trial treatment period with OHR/AVR118. Chemotherapy and radiation frequently exacerbate the symptoms of cachexia. Overall, the drug appeared well tolerated with minimal side effects.

Ohr also owns various other compounds in earlier stages of development, including the PTP1b inhibitor trodusquemine and related analogs. During the first calendar quarter of 2014, Ohr expects to enter into a joint venture with an academic research center to further develop Trodusquemine and related analogs for the treatment of a yet undisclosed new indication. However, there can be no assurance that it can successfully complete negotiations for the joint venture, or that the preclinical and clinical research being conducted on the products can be further developed for commercial use.

Competitive Factors

The pharmaceutical industry is characterized by intense competition and confidentiality. We may not be aware of the other biotechnology, pharmaceutical companies or public institutions that are developing pharmaceuticals that compete with our potential products. We also may not be aware of all the other competing products our known competitors are pursuing. In addition, these biotechnology companies and public institutions compete with us in recruiting for research personnel and subjects, which may affect our ability to complete our research studies. Current treatment of cachexia is limited to off-label use of steroid based therapeutics and nutritional supplements but there are various other companies developing investigational drugs in Phase I, II and III trials for the treatment of cachexia. We cannot assure that none of them will get to market before us or that OHR/AVR118 will be a better treatment. Lucentis® (Genentech/Roche) and Eylea® (Regeneron) are currently approved by the FDA and are the market leaders for the treatment of wet-AMD. There is no assurance that we can get FDA approval for Squalamine eye drops for the treatment of wet-AMD, and if we get it, there is no assurance we will be able to displace the market leaders as a treatment in a significant amount of patients. In addition there are various other companies with drugs in Phase I and II trials for the treatment of wet-AMD. We cannot assure that none of them will get to market before us or that Squalamine eye drops will be a better treatment. See “Risk Factors” in our Form 10K.

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

Competitive Landscape in Wet-AMD

The current FDA approved market leaders for the treatment of wet-AMD are VEGF inhibitors, including Lucentis®, Eylea® and (off-label) Avastin®. In 2012, annual revenue (worldwide) was more than $3.5 billion for Lucentis, despite significant cannibalization by the off-label use of Avastin (estimated to be 45-55%). Eylea®, was approved for use in wet-AMD in the U.S. in November 2011 and achieved 2012 revenues in excess of $800 million. Both Lucentis and Eylea are administered via frequent intravitreal injections directly into the eye. Fovista ® a PDGF targeting aptamer being developed by Ophthotech, is currently enrolling three phase three clinical studies to evaluate Fovista in combination with anti-VEGF agents including Lucentis®, Eylea®, and Avastin®. The clinical trials are designed for patients to receive two intravitreal injections per month for a period of 24 months. Other programs currently in phase II trials include MP0112, a VEGF targeting DARPin molecule being developed by Allergan, iSonep, a sphingosine-1-phosphate targeting agent being developed by LPath inc and Pfizer, x-82, a tyrosine kinase inhibitor being developed by Xcovery Vision, and ALG-1001, an integrin targeting peptide being developed by Allegro Ophthalmics. All of these products in clinical development, with the exception of x-82, use an intravitreal injection into the eye much like the current standards of care.

Corporate Strategy

The Company is currently actively developing its pipeline products for applications in ophthalmology, oncology, and cancer supportive care. During the 2014 fiscal year, we plan to embark on a strategy to transition Ohr to a core focus on ophthalmology indications and to build an ophthalmology-focused pipeline. With this strategy, we plan to seek and evaluate acquisition candidates in preclinical and clinical stage development for non invasive delivery to the back of the eye or other innovative ophthalmic products; however we currently do not have plans to enter into such a transaction and there is no assurance that the Company will complete such a transaction.

The Company plans to move forward with the development of OHR/AVR118, a non ophthalmology asset, to potential value creation milestones and then look to license or otherwise monetize this asset through a license agreement, partnership, joint venture, or sale; however we currently do not have plans to enter into such a transaction and there is no assurance that the Company will complete such a transaction.

During the first calendar quarter of 2014, Ohr expects to enter into a joint venture with an academic research center to further develop Trodusquemine and related analogs for the treatment of a yet undisclosed new indication. However, there can be no assurance that it can successfully complete negotiations for the joint venture, or that the preclinical and clinical research being conducted on the products can be further developed for commercial use.

Liquidity and Sources of Capital

The Company has limited working capital reserves with which to continue development of its pharmaceutical products and continuing operations. The Company is reliant, at present, upon its capital reserves for ongoing operations and has no revenues.

Net working capital reserves decreased from the fiscal year ended September 30, 2013, to the period ended December 31, 2013, by $902,698 primarily due to the use of cash to fund operations. At present, the Company has no bank line of credit or other fixed source of positive net working capital reserves. Should it need additional capitalization in the future, it will be primarily reliant upon private or public placement of its equities, and there can be no assurance that the Company will be successful in such efforts. The Company raised approximately $5.06 million through the exercise of warrants in April 2013, and management believes the Company has sufficient capital to meet its planned operating needs through January 2015.

Subsequent Events

On January 2, 2014, the Company issued warrants to purchase 20,550 common shares to a consultant for services rendered to the Company.  The warrants vested immediately, have an exercise price of $7.88 per common share and a term of 5 years.

On January 7, 2014, the Company issued warrants to purchase 100,000 common shares to a consultant for services to be rendered to the Company.  25,000 warrants vested immediately, with the remainder vesting over the next three quarterly periods, and have an exercise price of $7.94 per common share and a term of 3 years.

On February 3, 2014, the Company issued options to purchase 500,000 common shares to the officers of the Company.  125,000 options vested immediately, with the remainder vesting equally over the next three anniversary dates of the options.  The options have an exercise price of $10.11 per common share and a term of 3 years.

Results of Operations

Three Months Ended December 31, 2013

Three months ended December 31, 2013 (“2013”) compared to the three months ended December 31, 2012 (“2012”). Results of operations for the three months ended December 31, 2013 reflect the following changes from the prior period.

	2013	2012	Change
Operating Expenses
General and administrative	$57,777	$70,190	$(12,413)
Professional fees	384,215	47,031	337,184
Research and development	1,352,356	578,513	773,843
Salaries and wages	227,145	119,017	108,128
Total Operating Expenses	2,021,493	814,751	1,206,742

Operating Income (Loss)	(2,021,493)	(814,751)	(1,206,742)

Gain (loss) on derivative liability	—	(1,403,123)	1,403,123
Other income and expenses	(432)	(478)	46
Net Income (Loss)	$(2,021,925)	$(2,218,352)	$196,427

The Company had no net revenues from continuing operations in the three months ended December 31, 2013. The Company’s products are in the development stage. Accordingly, the Company also had no cost of revenue from continuing operations in the three months ended December 31, 2013.

General and administrative expenses from continuing operations decreased from $70,190 in 2012 to $57,777 in 2013. Professional fees increased from $47,031 in 2012 to $384,215 in 2013. The increase in professional fees during 2013 is primarily due to increased activities and fees related to investor relations, litigation and clinical trials. Salaries and wages increased from 2012 to 2013 due to option grants and bonuses that were higher in 2013 than in 2012. The Company expects salaries and wages, professional fees, and general and administrative expenses to increase in future periods as development of its products continues.

The Company incurred $1,352,356 in research and development expenses in 2013 compared to $578,513 in 2012. The increase is a result of the ongoing clinical trial in wet-AMD and continuation of the animal studies and lab tests which began part way through 2011 as well as maintenance and development of the products that it acquired in 2009. The Company expects research and development expenses to continue to rise as development of its products continue.

The Company had other income and expenses in 2013 of ($432) as compared to ($478) in the same period in 2012. The decrease was primarily the result of interest expense on the notes payable during 2013.

For the three months ending December 31, 2013, the Company recognized net loss of $2,021,925, compared to net loss of $2,218,532 for the same period in 2012, reflecting the non-cash loss on derivative liabilities of $1,403,123. Until the Company is able to generate revenues, management expects to continue to incur such net losses.

Item 3.	Quantitative and Qualitative Risk

Market risk represents the risk of loss arising from adverse changes in interest rates and foreign exchange rates. The Company does not have any material exposure to interest rate or exchange rate risk.

Item 4.	Controls and Procedures

Management’s Quarterly Report on Internal Control Over Financial Reporting

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

In June 2012, the Company was named, along with other parties, as a defendant in a putative class action lawsuit being brought, as amended, on behalf of the Genaera Liquidating Trust (“Trust”). We purchased biotechnology assets from the Trust in 2009. On August 12, 2013, the court dismissed each of the plaintiff’s claims against the Company. An appeal of the dismissal is pending; however management believes that it is unlikely that the litigation will have a material adverse impact on the Company’s financial condition.

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

On April 10, 2012 the Company converted 14,464 warrants into shares of common stock through a cashless exercise. Accordingly, the Company issued 4,221 shares of common stock.

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

On July 9, 2012, the Company received a notice of exercise for 10,000 warrants to purchase common stock through a cashless exercise. Accordingly, the Company issued 4,445 shares of common stock.

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

On March 22, 2013, the Company issued 3,704 shares of common stock for total proceeds of $6,112 upon exercise of warrants at an exercise price per share of $1.65.

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

On April 5, 2013, the Company notified holders of the Company’s Series B Warrants, exercisable at $3.57 per warrant (the “Series B Warrants”), that it had accelerated the date of expiration of the Series B Warrants in accordance with their terms to April 18, 2013 at 4:00pm EDT. The letter also outlined an offer to Series B Warrant holders that exercise at least 33% of their Series B Warrant holdings to amend the terms of such holders’ unexercised Series B Warrants (the “Qualified Warrants”) to provide for (i) an extension of the expiration date of the Qualified Warrants to September 30, 2013 (“New Warrant Expiration Date”), (ii) increase of the exercise price to $6.75, (iii) acceleration of the New Warrant Expiration Date at the option of the Company following a period of 5 consecutive trading days where the market price per share exceeds 200% of the exercise price then in effect, and (iv) exercise via a net exercise feature (the Qualified Warrants, as amended, referred to as the “Amended Series B Warrants”). Between March 1 and the April 18, 2013 deadline, the Company received notices for the exercise of 1,414,995 Series B Warrants and gross proceeds of approximately $5.06 million dollars. Accordingly, the Company issued 1,414,995 shares of Company common stock, and 2,253,531 Qualified Warrants were converted to 2,253,531 Amended Series B Warrants. 326,597 Series B Warrants were not exercised and have expired.

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

On October 2, 2013, the Company issued 6,282 shares of common stock to a legal firm to settle $50,000 in accounts payable.  These shares were valued at $7.96 which was the price of the stock at the close of business on the previous trading day.

 On October 31, 2013, the Company received a notice of exercise for 55,556 Series A Warrants with an exercise price of $3.60. Accordingly, the Company issued 55,556 common shares for proceeds of $200,002.

On November 13, 2013, two holders of its Series B preferred shares converted 500,000 preferred shares into 166,667 common shares. As of the date of this filing, there are no Series B Preferred shares outstanding.

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

Date: February 14, 2014

OHR PHARMACEUTICAL, INC. (Registrant)

By:	/s/ Irach Taraporewala
Irach Taraporewala
Principal Executive Officer

By:	/s/ Sam Backenroth
Sam Backenroth
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

