Form 10-Q
period 2014-03-31
Ohr Pharmaceutical Inc
filed 2014-05-13
CIK 1173281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington , D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,617,783 shares of Common Stock outstanding as of May 12, 2014.

OHR PHARMACEUTICAL, INC.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

TABLE OF CONTENTS	PAGE

Unaudited Balance Sheets as of March 31, 2014 and September 30, 2013	4
Unaudited Statements of Operations for the three and six months ended March 31, 2014 and 2013 and the period from inception of the Development Stage on October 1, 2007 through March 31, 2014	5
Unaudited Statements of Cash Flows for the six months ended March 31, 2014 and 2013 and the period from inception of the Development Stage on October 1, 2007 through March 31, 2014	6
Notes to Unaudited Financial Statements	7

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	March 31,	September 30,
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$3,474,112	$5,122,895
Prepaid expenses	236,901	45,350

Total Current Assets	3,711,013	5,168,245

EQUIPMENT, net	23,913	29,755

OTHER ASSETS
Patent costs, net	507,076	545,865

TOTAL ASSETS	$4,242,002	$5,743,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$720,878	$465,686
Notes payable	194,000	14,051

Total Current Liabilities	914,878	479,737

TOTAL LIABILITIES	914,878	479,737

STOCKHOLDERS’ EQUITY
Preferred stock, Series B; 6,000,000 shares authorized, $0.0001 par value, 0 and 500,000 shares issued and outstanding, respectively	—	50
Common stock; 180,000,000 shares authorized, $0.0001 par value, 21,800,538 and 19,741,541shares issued and outstanding, respectively	2,181	1,974
Additional paid-in capital	41,498,003	39,444,988
Accumulated deficit	(21,628,748)	(21,628,748)
Deficit accumulated during the development stage	(16,544,312)	(12,554,136)

Total Stockholders’ Equity	3,327,124	5,264,128
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,242,002	$5,743,865

The accompanying notes are an integral part of these unaudited financial statements.

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

					From Inception of the Development Stage on October 1, 2007
	For the Three Months Ended		For the Six Months Ended		Through
	March 31,		March 31,		March 31,
	2014	2013	2014	2013	2014

OPERATING EXPENSES
General and administrative	$146,777	$33,822	$204,554	$104,012	$1,650,463
Professional fees	400,804	74,149	785,019	121,180	3,734,844
Research and development	607,840	433,789	1,960,196	1,012,302	6,996,531
Salaries and wages	812,962	126,383	1,040,107	245,400	3,360,828

Total Operating Expenses	1,968,383	668,143	3,989,876	1,482,894	15,742,666

OPERATING LOSS	(1,968,383)	(668,143)	(3,989,876)	(1,482,894)	(15,742,666)

OTHER INCOME (EXPENSE)
Interest expense	—	—	(513)	(559)	(56,742)
Gain/(Loss) on derivative liability	—	285,481	—	(1,117,642)	(1,801,871)
Gain on sale of assets	—	—	—	—	70,500
Gain on settlement of debt	—	—	—	—	153,557
Other income and expense	132	90,404	213	90,485	154,497

Total Other Income (Expense)	132	375,885	(300)	(1,027,716)	(1,480,059)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,968,251)	(292,258)	(3,990,176)	(2,510,610)	(17,222,725)

PROVISION FOR INCOME TAXES	—	—	—	—	—

LOSS BEFORE DISCONTINUED OPERATIONS	(1,968,251)	(292,258)	(3,990,176)	(2,510,610)	(17,222,725)
Income from discontinued operations (including gain on disposal of $606,000)	—	—	—	—	678,413
Income tax benefit	—	—	—	—	—

GAIN ON DISCONTINUED OPERATIONS	—	—	—	—	678,413

NET LOSS	$(1,968,251)	$(292,258)	$(3,990,176)	$(2,510,610)	$(16,544,312)

BASIC AND DILUTED LOSS PER SHARE
Continuing operations	$(0.10)	$(0.02)	$(0.20)	$(0.16)
Discontinued operations	0.00	0.00	0.00	0.00
	$(0.10)	$(0.02)	$(0.20)	$(0.16)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	20,237,591	15,935,576	20,053,535	15,895,743

The accompanying notes are an integral part of these unaudited financial statements.

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			From Inception of the Development Stage on October 1, 2007
	For the Six Months Ended		Through
	March 31,		March 31,
	2014	2013	2014
OPERATING ACTIVITIES
Net loss	$(3,990,176)	$(2,510,610)	$(16,544,312)
Adjustments to reconcile net loss to net cash used by operating activities:
Discontinued operations	—	—	(678,413)
Common stock issued for services	—	—	599,989
Fair value of warrants issued for services	949,243	184,724	2,468,625
Fair value of employee stock options	853,177	104,109	2,685,007
(Gain) loss on extinguishment of debt	—	—	(89,592)
Gain on sale of asset	—	—	(70,500)
(Gain) loss on derivative liability	—	1,117,642	1,801,871
Depreciation	5,842	4,728	34,508
Amortization of patent costs	38,789	38,788	292,924
Changes in operating assets and liabilities
Prepaid expenses and deposits	2,449	9,404	95,857
Other receivables and other current assets	—	—	85,025
Accounts payable and accrued expenses	305,192	13,831	579,040

Net Cash Used in Operating Activities	(1,835,484)	(1,037,384)	(8,739,971)

INVESTING ACTIVITIES

Proceeds from sale of asset	—	—	70,500
Purchase of equipment	—	—	(58,421)
Purchase of patents and other intellectual property	—	—	(300,000)
Discontinued operations	—	—	418,000

Net Cash Provided by Investing Activities	—	—	130,079

FINANCING ACTIVITIES

Proceeds from the sale of preferred stock and warrants	—	—	1,005,000
Proceeds from the sale of common stock and warrants	—	—	2,150,000
Proceeds from warrants exercised for cash	200,752	188,573	9,360,067
Proceeds from related party payables	—	—	125,453
Repayments of related party payables	—	—	(125,453)
Proceeds from short-term notes payable	—	—	64,408
Repayments of short-term notes payable	(14,051)	(18,394)	(202,746)
Repayment of convertible debentures	—	—	(490,000)

Net Cash Provided by Financing Activities	186,701	170,179	11,886,729

NET CHANGE IN CASH	(1,648,783)	(867,205)	3,276,837
CASH AT BEGINNING OF PERIOD	5,122,895	2,632,413	197,275

CASH AT END OF PERIOD	$3,474,112	$1,765,208	$3,474,112

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$513	$559	$72,253
Income Taxes	—	—	—

NON CASH FINANCING ACTIVITIES:
Common stock and warrants issued in advance of services	$—	$1,886,338	$5,320,432
Financing of insurance premiums through issuance of short term notes	194,000	—	332,338
Conversion of preferred for common stock	50	14	558
Noncash exercise of options	—	33	11
Transfer of investment for dividends payable	—	—	186,000
Purchase of patents for debenture	—	—	500,000
Conversion of debenture	—	—	10,000
Common stock issued to settle accounts payable	50,000	—	50,000
Options issued to settle accounts payable	—	—	3,991

The accompanying notes are an integral part of these unaudited financial statements.

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

March 31, 2014

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2013 audited financial statements. The results of operations for the periods ended March 31, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – NOTES PAYABLE

On April 1, 2013, the Company entered into a premium financing arrangement for its directors and officers insurance in the amount of $63,600. The financing arrangement bears interest at 7.25% and will be fully paid in 12 months from the date of issuance. As of December 31, 2013, the Company had repaid $63,600 of principal and had paid interest of $2,301 in cash. The note has been fully repaid as of March 31, 2014

On February 28, 2014, the Company entered into a premium financing arrangement for its directors and officers insurance in the amount of $194,000. The financing arrangement bears interest at 6.75% and will be fully paid in 9 months from the date of issuance. As of March 31, 2014, the Company had repaid $0 of principal and had paid interest of $0 in cash.

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

On March 26, 2014, the Company received a notice of exercise for 500 Warrants with an exercise price of $1.50. Accordingly, the Company issued 500 common shares for proceeds of $750.

During the three months ended March 31, 2014, the Company received 25 notices of cashless exercise for 2,184,700 Warrants. Accordingly, the Company issued 1,829,992 common shares and 354,708 warrants were surrendered and cancelled in accordance with the cashless exercise option.

NOTE 5 – COMMON STOCK WARRANTS

For all warrants included within permanent equity, the Company has determined the estimated value of the warrants granted to non-employees in exchange for services and financing expenses using the Black-Scholes pricing model and the following assumptions: stock price at valuation, $0.63-$7.96; expected term of 2-5 years, exercise price of $1.50-$7.96, a risk free interest rate of 0.21-2.90 percent, a dividend yield of 0 percent and volatility of 98-276 percent.

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

March 31, 2014

On October 1, 2013, the Company issued a total of 100,000 warrants with a fair market value of $481,724 for services rendered to the Company. The warrants vested immediately, have an exercise price of $7.96 per share and a term of 3 years.

On October 31, 2013, the Company received a notice of exercise for 55,556 Series A Warrants with an exercise price of $3.60 per share. Accordingly, the Company issued 55,556 common shares for proceeds of $200,002.

On December 30, 2013, the Company issued a total of 26,667 warrants with a fair market value of $65,748 for services rendered to the Company. The warrants vested immediately, have an exercise price of $7.94 per share and a term of 2 years.

On January 2, 2014, the Company issued 20,550 warrants with a fair market value of $150,665 to a consultant for services rendered to the Company. The warrants vested immediately, have an exercise price of $7.88 per share and a term of 5 years.

On January 7, 2014, the Company issued 100,000 warrants with a fair market value of $390,852 to a consultant for services to be rendered to the Company. 25,000 warrants vested immediately, with the remainder vesting over the next three quarterly periods, have an exercise price of $7.94 per common share and a term of 3 years.

On March 26, 2014, the Company received a notice of exercise for 500 Warrants with an exercise price of $1.50. Accordingly, the Company issued 500 common shares for proceeds of $750.

During the three months ended March 31, 2014, the Company received 25 notices of cashless exercise for 2,184,700 Warrants. Accordingly, the Company issued 1,829,992 common shares and 354,708 warrants were surrendered and cancelled in accordance with the cashless exercise option.

As of March 31, 2014, the Company has recorded $949,243 in consulting expense related to the warrants that have vested to date including warrants granted in prior years.

Below is a table summarizing the warrants issued and outstanding as of March 31, 2014:

Date	Number	Exercise	Contractual	Expiration
Issued	Outstanding	Price	Life (Years)	Date
9/30/2013	5,860,934	$ 2.77	—	—
10/1/2013	100,000	7.96	3	10/1/2016
10/31/2013	(55,556)	3.60	—	—
12/30/2013	26,667	7.94	2	12/30/2016
1/2/2014	20,550	7.88	5	1/2/2019
1/7/2014	100,000	7.94	3	1/7/2017
2/25/2014	(30,741)	10.00	—	—
2/25/2014	(7,200)	3.60	—	—
2/25/2014	(16,667)	3.60	—	—
3/26/2014	(500)	1.50	—	—
3/31/2014	(2,130,092)	2.51	—	—
Expired	—	—	—	—
12/31/2013	3,867,395	$ 3.17	—	—

The outstanding warrants as of March 31, 2014 have an intrinsic value of approximately $40.4 million.

NOTE 6 – COMMON STOCK OPTIONS

The Company has determined the estimated value of the options granted to employees and non-employees in exchange for services and financing expenses using the Black-Scholes pricing model and the following assumptions: stock price at valuation, $1.20-4.71; expected term of 2.25 to 5 years, exercise price of $1.50-$10.11, a risk free interest rate of 0.30-2.60 percent, a dividend yield of 0 percent and volatility of 56-277 percent.

OHR PHARMACEUTICAL, INC.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

March 31, 2014

On February 3, 2014, the Company granted 500,000 options, with an exercise price of $10.11 per share, to employees as part of its 2014 stock option plan. The Company calculated a fair value of $1,954,384 for the options. Of the 500,000 options issued, 125,000 vested upon issuance and the remaining 375,000 vest in 25 percent tranches on each anniversary of grant. As of March 31, 2014, 125,000 options have vested resulting in compensation expense of $563,490.

During the six month period ended March 31, 2014, the Company recognized $289,687 of expense related to vested options that were granted in prior years. Unamortized option expense as of March 31, 2014 for all options outstanding amounted to approximately $2,213,000.

Below is a table summarizing the options issued and outstanding as of March 31, 2014:

Date	Number	Exercise	Contractual	Expiration
Issued	Outstanding	Price	Life (Years)	Date
09/30/13	1,133,335	$2.31	—	—
Issued - 02/03/14	500,000	10.11	3	2/3/2017
Expired	—	—	—	—
03/31/14	1,633,335	$4.70	—	—

As of March 31, 2014, the outstanding options have an intrinsic value of approximately $14.6 million.

NOTE 7 – SUBSEQUENT EVENTS

Between April 1, 2014, and April 9, 2014, the Company issued 17,245 shares of common stock pursuant to cashless exercise notices of 23,801 warrants with exercise prices ranging from $1.65- $6.75.

On April 8, 2014, the Company sold 1.8 million shares of common stock at a price of $10.00 per share, for net proceeds of approximately $16.7 million.

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

On April 8, 2014, the Company sold 1.8 million shares of common stock at a price per share of $10.00, for net proceeds of approximately $16.7 million.

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

In June 2011, the Company commenced the Squalamine eye drop program for the treatment of the wet AMD. Animal safety and biodistribution data generated using the eye drop formulation of Squalamine were reported in July 2011, with further data being presented at the Association for Research in Vision and Ophthalmology (ARVO) and Macula Society meetings in May and June 2012, respectively. On September 24, 2012, the Company announced the initiation of Study OHR-002, a multi-center, randomized, double masked, placebo controlled Phase II trial to evaluate the efficacy and safety of Squalamine eye drops for the treatment of the wet form of age-related macular degeneration. On March 21, 2013, the Company announced the results of the Phase II clinical trial evaluating OHR/AVR118 for the treatment of cancer cachexia, a wasting disorder often seen in late stage cancer patients. Final data on the clinical trial was presented by Dr. Martin Chasen at the Annual Cachexia Conference which took place in Kobe Japan in December 2013. Between April and August 2013, the Company initiated two investigator sponsored trials, Study OHR-003 and Study OHR-004. The trials will evaluate Squalamine eye drops for the treatment of Proliferative Diabetic Retinopathy, and Retinal Vein Occlusion. In April and May 2014, the Company completed the enrollment of Study OHR-002 and initiated a phase II investigator sponsored trial to evaluate Squalamine eye drops in patients with diabetic macular edema.

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

The Company presented preclinical data at the Association for Research and Vision in Ophthalmology conference in May 2012, and at the Macula Society meeting in June 2012.

We commenced a clinical study, Study OHR-002, which began enrolling patients in late 2012. Study OHR-002 is a randomized, double blind, placebo controlled Phase II study to evaluate the efficacy and safety of Squalamine Eye Drops for the treatment of wet-AMD. The study will enroll 120 treatment naïve wet-AMD patients at more than twenty clinical sites in the U.S., who will be treated with Squalamine Eye Drops or placebo eye drops for a nine month period. The primary and secondary endpoints include visual acuity parameters, need for rescue intravitreal injections, and safety. The protocol includes an interim analysis upon the completion of the treatment period in 60 patients, and we anticipate the release of interim results of the OHR-002 study in June 2014. Full enrollment was completed in the second quarter of calendar 2014, with final data on the study expected in the first quarter of calendar 2015.

We have also commenced three investigator sponsored trials (“IST”) in indications where a molecule that possesses anti-angiogenic properties may provide therapeutic benefit. Study OHR-003 is a monotherapy IST evaluating Squalamine Eye Drops in five patients with Proliferative Diabetic Retinopathy. The Principal Investigator of Study OHR-003 presented a case report from the ongoing trial at the Macula Society meeting on February 19, 2014. Enrollment in Study OHR-003 has been completed and we expect the final data to be available in the second half of calendar 2014 for presentation at a scientific conference or forum. Study OHR-004 is an IST evaluating Squalamine Eye Drops in 20 patients with Branch and Central Retinal Vein Occlusion. The OHR-004 study has completed enrollment and we expect the data from OHR-004 to be available in the second half of calendar 2014 for presentation by the investigator at a scientific forum or conference. Study OHR-005 is a multi center, randomized, masked, placebo controlled IST that is evaluating Squalamine eye drops in patients with diabetic macular edema. A total of 30 patients are expected to be enrolled at three sites.

We also anticipate initiating an additional IST to further evaluate Squalamine eye drops for the treatment of diabetic macular edema in the second quarter of calendar 2014. Study OHR-006 will evaluate Squalamine Eye Drops in combination with monthly Lucentis® injections for DME patients that have been sub responders to monthly intravitreal Lucentis® injections. The trial will enroll approximately 20 patients and will be randomized, masked, and placebo controlled.

Additionally, Squalamine has shown promise in the treatment of solid tumors such as ovarian cancer using the intravenous formulation in significantly higher doses than the eye drop formulation. In a Phase IIa study, patients with stage III and IV refractory and resistant ovarian cancer received Squalamine in combination with carboplatin, with approximately two thirds of the patients achieving a complete response, partial response or stable disease. Squalamine has been awarded Orphan Drug Status by the FDA for the treatment of late stage resistant or refractory ovarian cancer. We expect to publish or present the survival data on the completed phase IIa study in the second half of calendar year 2014 at a scientific conference or appropriate forum. Because of funding constraints, Ohr is seeking a development partner to further advance development of this indication; however we currently do not have plans to enter into such a transaction and there is no assurance that the Company will complete such a transaction.

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

After completing the initial 28 day treatment period, patients had the option to continue receiving study drug if they felt it was in their best interest. 11 of the 18 patients (61%) elected to do so, being treated with the drug for a total of between 42 to 153 days. Sustained body weight stabilization was maintained even on prolonged therapy with the drug in this sub-group of patients. These results were seen despite the fact that seven of the 18 patients were receiving concomitant chemotherapy, and one was receiving concomitant radiotherapy during the trial treatment period with OHR/AVR118. Chemotherapy and radiation frequently exacerbate the symptoms of cachexia. Overall, the drug appeared well tolerated with minimal side effects.

Ohr also owns various other compounds in earlier stages of development, including the PTP1b inhibitor Trodusquemine and related analogs. See “Corporate Strategy” concerning a Trodusquemine joint venture.

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

Competitive Landscape in Wet-AMD

The current FDA approved market leaders for the treatment of wet-AMD are VEGF inhibitors, including Lucentis®, Eylea® and (off-label) Avastin®. In 2012, annual revenue (worldwide) was more than $3.5 billion for Lucentis, despite significant cannibalization by the off-label use of Avastin (estimated to be 45-55%). Eylea®, was approved for use in wet-AMD in the U.S. in November 2011 and achieved 2012 revenues in excess of $800 million. Both Lucentis and Eylea are administered via frequent intravitreal injections directly into the eye. Fovista ® a PDGF targeting aptamer being developed by Ophthotech, is currently enrolling three phase three clinical studies to evaluate Fovista in combination with anti-VEGF agents including Lucentis®, Eylea®, and Avastin®. The clinical trials are designed for patients to receive two intravitreal injections per month for a period of 24 months. Other programs currently in phase II trials include MP0112, a VEGF targeting DARPin molecule being developed by Allergan, iSonep, a sphingosine-1-phosphate targeting agent being developed by LPath inc and Pfizer, x-82, a tyrosine kinase inhibitor being developed by Xcovery Vision, PAN-90806, a tyrosine kinase inhibitior being developed by Panoptica, Inc., and ALG-1001, an integrin targeting peptide being developed by Allegro Ophthalmics. All of these products in clinical development, with the exception of x-82 and PAN-90806, use an intravitreal injection into the eye much like the current standards of care.

Corporate Strategy

The Company is currently actively developing its pipeline products for applications in ophthalmology, oncology, and cancer supportive care. During the 2014 fiscal year, we plan to embark on a strategy to transition Ohr to a core focus on ophthalmology indications and to build an ophthalmology-focused pipeline. With this strategy, we plan to seek and evaluate acquisition candidates in preclinical and clinical stage development for non intravitreal delivery to the back of the eye or other innovative ophthalmic products; however, there is no assurance that the Company will complete such a transaction.

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

On February 26, 2014, the Company entered into a Joint Venture Agreement and related agreements with Cold Spring Harbor Laboratory (“CSHL”) pursuant to which a joint venture, DepYmed Inc. (“DepYmed”), was formed to further pre-clinical and clinical development of Ohr’s Trodusquemine and analogues as PTP1B inhibitors for undisclosed indications. PTP1B is non-receptor phospho-tyrosine protein phosphatase. PTP1B plays a role in many biological processes and may have potential uses in indications including oncology, diabetes, and obesity. The initial clinical focus of DepYmed will be in oncology applications, and they anticipate initiating a Phase 1 dose escalation study evaluating Trodusquemine in breast cancer patients by the end of calendar year 2014. There can be no assurance that DepYmed will be able to design and support clinical trials or otherwise determine the efficacy or commercial potential of Trodusquemine for commercial use, or that regulatory authorities will approve final testing or marketing of any pharmaceutical product. DepYmed will be jointly owned and managed by CSHL and the Company, and will license research from CSHL and intellectual property from the Company.

Liquidity and Sources of Capital

The Company has limited working capital reserves with which to continue development of its pharmaceutical products and continuing operations. The Company is reliant, at present, upon its capital reserves for ongoing operations and has no revenues.

Net working capital reserves decreased from the fiscal year ended September 30, 2013, to the period ended March 31, 2014, by $1,892,373 primarily due to the use of cash to fund operations. At present, the Company has no bank line of credit or other fixed source of positive net working capital reserves. Should it need additional capitalization in the future, it will be primarily reliant upon private or public placement of its equities, and there can be no assurance that the Company will be successful in such efforts. The Company raised $16.7 million in net proceeds in a registered direct offering in April 2014, and management believes the Company has sufficient capital to meet its planned operating needs through January 2016.

Subsequent Events

Between April 1, 2014, and April 9, 2014, the Company issued 17,245 shares of common stock pursuant to cashless exercise notices of 23,801 warrants with exercise prices ranging from $1.65- $6.75.

On April 8, 2014, the Company sold 1.8 million shares of common stock at a price of $10.00 per share, for net proceeds of approximately $16.7 million.

On April 29, 2014, the Company announced the completion of enrollment in study OHR-002, a phase II study evaluating Squalamine eye drops for the treatment of the wet form of macular degeneration.

On May 9, 2014, the Company announced the initiation of study OHR-005, a multi center, randomized, masked, placebo controlled investigator sponsored trial to evaluate Squalamine eye drops in 30 patients with diabetic macular edema.

Results of Operations

Three Months Ended March 31, 2014

Three months ended March 31, 2014 (“2014”) compared to the three months ended March 31, 2013 (“2013”). Results of operations for the three months ended March 31, 2014 reflect the following changes from the prior period.

Results of Operations - Three Months
	2014	2013	Change
Operating Expenses
General and administrative	$146,777	$33,822	$112,955
Professional fees	400,804	74,149	326,655
Research and development	607,840	433,789	174,051
Salaries and wages	812,962	126,383	686,579
Total Operating Expenses	1,968,383	668,143	1,300,240

Operating Loss	(1,968,383)	(668,143)	(1,300,240)

Interest expense	—	—	—
Gain (loss) on derivative liability	—	285,481	(285,481)
Other income and expenses	132	90,404	(90,272)
Loss from operations	(1,968,251)	(292,258)	(1,675,993)
Discontinued operations	—	—	—
Net Loss	$(1,968,251)	$(292,258)	$(1,675,993)

The Company had no net revenues from continuing operations in 2014. The Company’s products are in the development stage. Accordingly, the Company also had no cost of revenue from continuing operations in 2014.

General and administrative expenses from continuing operations increased from $33,822 in 2013 to $146,777 in 2014. Professional fees increased from $74,149 in 2013 to $400,804 in 2014. The increase in professional fees during 2014 is primarily due to increased activities and fees related to litigation and clinical trials. Salaries and wages increased from 2013 to 2014 due to option grants and bonuses that were higher in 2014 than in 2013. The Company expects salaries and wages, professional fees, and general and administrative expenses to increase in future periods as development of its products continues.

The Company incurred $607,840 in research and development expenses in 2014 compared to $433,789 in 2013. The increase is a result of the ongoing clinical trials in ophthalmic indications as well as maintenance and development of the products that it acquired in 2009. The Company expects research and development expenses to continue to rise as development of its products continue.

The Company had other income and expenses in 2014 of $132 as compared to $90,404 in the same period in 2013. The decrease was primarily the result of other income received during 2013.

For the three months ended March 31, 2014, the Company recognized a net loss of $1,968,251 compared to net loss of $292,258 for the same period in 2013, reflecting the non-cash gain on derivative liabilities of $285,481. Until the Company is able to generate revenues, management expects to continue to incur such net losses.

Six Months Ended March 31, 2014

Six months ended March 31, 2014 (“2014”) compared to the six months ended March 31, 2013 (“2013”). Results of operations for the six months ended March 31, 2014 reflect the following changes from the prior period.

Results of Operations - Six Months
	2014	2013	Change
Operating Expenses
General and administrative	$204,554	$104,012	$100,542
Professional fees	785,019	121,180	663,839
Research and development	1,960,196	1,012,302	947,894
Salaries and wages	1,040,107	245,400	794,707
Total Operating Expenses	3,989,876	1,482,894	2,506,982

Operating Loss	(3,989,876)	(1,482,894)	(2,506,982)

Interest expense	(513)	(559)	46
Gain (loss) on derivative liability	—	(1,117,642)	1,117,642
Other income and expenses	213	90,485	(90,272)
Loss from operations	(3,990,176)	(2,510,610)	(1,479,566)
Discontinued operations	—	—	—
Net Loss	$(3,990,176)	$(2,510,610)	$(1,479,566)

The Company had no net revenues from continuing operations in 2014. The Company’s products are in the development stage. Accordingly, the Company also had no cost of revenue from continuing operations in 2014.

General and administrative expenses from continuing operations increased from $104,012 in 2013 to $204,554 in 2014. Professional fees increased from $121,180 in 2013 to $785,019 in 2014. The increase in professional fees during 2014 is primarily due to increased activities and fees related to litigation and clinical trials. Salaries and wages increased from 2013 to 2014 due to option grants and bonuses that were higher in 2014 than in 2013. The Company expects salaries and wages, professional fees, and general and administrative expenses to increase in future periods as development of its products continues.

The Company incurred $1,960,196 in research and development expenses in 2014 compared to $1,012,302 in 2013. The increase is a result of the ongoing clinical trials in ophthalmic indications as well as maintenance and development of the products that it acquired in 2009. The Company expects research and development expenses to continue to rise as development of its products continue.

The Company had other income and expenses in 2014 of ($300) as compared to $89,926 in the same period in 2013. The decrease was primarily the result of other income received during 2013.

For the six months ended March 31, 2014, the Company recognized a net loss of $3,990,176, compared to net loss of $2,510,610 for the same period in 2013, reflecting the non-cash loss on derivative liabilities of $1,117,642. Until the Company is able to generate revenues, management expects to continue to incur such net losses.

Item 3.	Quantitative and Qualitative Risk

Market risk represents the risk of loss arising from adverse changes in interest rates and foreign exchange rates. The Company does not have any material exposure to interest rate or exchange rate risk.

Item 4.	Controls and Procedures

Management’s Quarterly Report on Internal Control Over Financial Reporting

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

In June 2012, the Company was named, along with other parties, as a defendant in a putative class action lawsuit being brought, as amended, on behalf of the Genaera Liquidating Trust (“Trust”). We purchased biotechnology assets from the Trust in 2009. On August 12, 2013, the court dismissed each of the plaintiff’s claims against the Company. An appeal of the dismissal is pending; however, the plaintiff, on April 25, 2014, agreed to dismiss the Company from that appeal. The court approved the dismissal stipulation by order entered on May 7, 2014, dismissing the Company from the appeal with prejudice. The litigation has ended with respect to the Company, and management believes that it is unlikely that the litigation continuing with other parties will have a material adverse impact on the Company’s financial condition.

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

On March 26, 2014, the Company received a notice of exercise for 500 Warrants with an exercise price of $1.50. Accordingly, the Company issued 500 common shares for proceeds of $750.

During the three months ended March 31, 2014, the Company received 25 notices of cashless exercise for 2,184,700 Warrants. Accordingly, the Company issued 1,829,992 common shares and 354,708 warrants were surrendered and cancelled in accordance with the cashless exercise option.

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

Date: May 13, 2014

OHR PHARMACEUTICAL, INC. (Registrant)

By:	/s/ Irach Taraporewala
Irach Taraporewala
Principal Executive Officer

By:	/s/ Sam Backenroth
Sam Backenroth
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

