Form 10-Q
period 2014-06-30
Ohr Pharmaceutical Inc
filed 2014-08-18
CIK 1173281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington , D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-88480

OHR PHARMACEUTICAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-5622433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,862,645 shares of Common Stock outstanding as of August 18, 2014.

OHR PHARMACEUTICAL, INC.

2

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

OHR PHARMACEUTICAL, INC.

Consolidated Balance Sheets

	June 30,	September 30,
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$14,878,035	$5,122,895
Accounts receivable	28,519	—
Prepaid expenses	189,426	45,350
Total Current Assets	15,095,980	5,168,245
EQUIPMENT, net	196,176	29,755
OTHER ASSETS
Security deposit	12,243	—
Intangible assets, net	17,840,296	545,865
Goodwill	2,409,053	—
TOTAL ASSETS	$35,553,748	$5,743,865
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$294,957	$465,686
Notes payable	108,917	14,051
Acquisition payable	6,362,642	—
Total Current Liabilities	6,766,516	479,737
TOTAL LIABILITIES	6,766,516	479,737
STOCKHOLDERS' EQUITY
Preferred stock, Series B; 6,000,000 shares
authorized, $0.0001 par value, 0 and 500,000
shares issued and outstanding, respectively	—	50
Common stock; 180,000,000 shares authorized,
$0.0001 par value, 24,862,645 and 19,741,541
shares issued and outstanding, respectively	2,486	1,974
Additional paid-in capital	69,009,895	39,444,988
Accumulated deficit	(40,225,149)	(34,182,884)
Total Stockholders' Equity	28,787,232	5,264,128
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$35,553,748	$5,743,865

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OHR PHARMACEUTICAL, INC.

Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
OPERATING EXPENSES
General and administrative	$263,511	$138,545	$468,065	$242,557
Professional fees	628,152	319,063	1,413,171	440,243
Research and development	719,937	416,274	2,680,133	1,428,576
Salaries and wages	444,816	461,693	1,484,923	707,093
Total Operating Expenses	2,056,416	1,335,575	6,046,292	2,818,469
OPERATING LOSS	(2,056,416)	(1,335,575)	(6,046,292)	(2,818,469)
OTHER INCOME (EXPENSE)
Interest expense	(3,582)	(2,988)	(4,095)	(3,547)
Loss on derivative liability	—	—	—	(1,117,642)
Other income and expense	7,909	132	8,122	90,617
Total Other Income (Expense)	4,327	(2,856)	4,027	(1,030,572)
LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(2,052,089)	(1,338,431)	(6,042,265)	(3,849,041)
PROVISION FOR INCOME TAXES	—	—	—	—
NET LOSS	$(2,052,089)	$(1,338,431)	$(6,042,265)	$(3,849,041)
BASIC AND DILUTED LOSS PER SHARE	$(0.09)	$(0.07)	$(0.29)	$(0.23)
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
BASIC AND DILUTED	23,486,785	18,707,759	21,199,929	16,843,170

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OHR PHARMACEUTICAL, INC.

Consolidated Statements of Cash Flows

	For the Nine Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(6,042,265)	$(3,849,041)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	—	214,500
Fair value of warrants issued for services	1,078,669	260,942
Fair value of employee stock options	1,119,724	444,162
Loss on derivative liability	—	1,117,642
Depreciation	11,750	7,092
Amortization of patent costs	148,969	58,395
Changes in operating assets and liabilities
Prepaid expenses and deposits	49,924	69,837
Other receivables and other current assets	(28,519)	—
Accounts payable and accrued expenses	(120,730)	(88,782)

Net Cash Used in Operating Activities	(3,782,478)	(1,765,253)

INVESTING ACTIVITIES
Cash paid for acquisition of SKS Ocular's assets	(3,500,000)	—

Net Cash Used in Investing Activities	(3,500,000)	—

FINANCING ACTIVITIES
Proceeds from the sale of common stock	16,876,000	—
Proceeds from warrants exercised for cash	260,752	5,224,672
Repayments of short-term notes payable	(99,134)	(43,237)

Net Cash Provided by Financing Activities	17,037,618	5,181,435

NET CHANGE IN CASH	9,755,140	3,416,182
CASH AT BEGINNING OF PERIOD	5,122,895	2,632,413

CASH AT END OF PERIOD	$14,878,035	$6,048,595

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:

Interest	$513	$3,116
Income Taxes	—	—

NON CASH FINANCING ACTIVITIES:

Reclassification of derivative liability to permanent equity	$—	$1,886,338
Financing of insurance premiums through issuance of short term notes	194,000	63,600
Conversion of preferred for common stock	50	169
Noncash exercise of options	—	11
Common stock issued to acquire intangible assets	10,180,224	—
Common stock issued to settle accounts payable	50,000	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

June 30, 2014

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s September 30, 2013 audited consolidated financial statements.  The results of operations for the periods ended June 30, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

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

Goodwill and Intangibles

The Company evaluates goodwill and other finite-lived intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other.” Goodwill is recorded at the time of an acquisition and is calculated as the difference between the total consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development (“IPR&D”). Goodwill is deemed to have an indefinite life and is not amortized, but is subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of our goodwill could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology, including the valuation of our common stock, (iii) a significant slowdown in the worldwide economy or (iv) any failure to meet the performance projections included in our forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests goodwill for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period.

The Company performs its annual impairment review of goodwill in December, and when a triggering event occurs between annual impairment tests. The Company recorded no impairment loss for the nine months ended June 30, 2014 and 2013.

The Company’s finite-lived intangible assets consist of license rights and patents. The Company amortizes its patents over the life of each patent and license rights over the remaining life of the patents that it has rights for. The current license rights have a remaining life of 16 years. During the nine months ended June 30, 2014 and 2013, the Company recognized $148,969 and $58,395 in amortization expense on the patents and license rights, respectively. The amortization expense has been included in general and administrative expense.

Recent Accounting Pronouncements

In the period ended June 30, 2014, the Company has elected to early adopt Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

NOTE 3 – ASSET ACQUISITION

On May 30, 2014, the Company completed the acquisition of certain assets of SKS Ocular, LLC (“SKS Parent”), and SKS Ocular 1, LLC (“SKS 1” and SKS Parent referred to herein as “SKS”), including licenses, patents and contracts relating to micro-fabrication polymer-based sustained delivery platforms related to ocular therapeutics and dry age-related macular degeneration animal models, together with biomarkers to support such models.

The purchase price consisted of: (a) Cash in the amount of $3,500,000; (b) 1,194,862 shares of the Company’s common stock (valued at $10,180,224 based on the trading price on May 30, 2014 of the Company’s common stock) and (c) an additional 1,493,577 shares (the “contingent shares”) that will be issued contingent to achievement of certain milestones (valued at $6,362,643 based on the trading price on May 30, 2014 and then revised based on the probability of the milestones being achieved, which is 50%).

Purchase Price
Cash at closing	$3,500,000
Stock Issued	10,180,224
Contingent Consideration Stock	6,362,643
Total Purchase Price	$20,042,867

The acquisition of the assets of SKS has been accounted for as an acquisition of a business whereby the purchase price was allocated to tangible and intangible assets acquired based on their fair values as of the acquisition date. This fair value allocation is preliminary and is subject to change based on evaluations of the assets being performed by the Company at this time.

A summary of the pro forma purchase price allocation as of May 30, 2014 is as follows:

Purchase Price Allocation
Lab equipment	$173,467
Computer and software	2,523
Leasehold improvements	2,181
Security deposit	12,243
License rights	17,443,400
Goodwill	2,409,053
Total Purchase Price Allocation	$20,042,867

The following pro forma statement of operations presents the results of operations as if the acquisition had taken place on October 1, 2013 and represents the combined revenues and expenses of the Company had the acquisition existed for the entire nine months ended June 30, 2014:

Pro Forma Consolidated Statement of Operations
For the Nine Months Ended June 30, 2014
(Unaudited)

REVENUES	$1,839,000

OPERATING EXPENSES
General and administrative	739,675
Professional fees	1,968,774
Research and development	4,637,590
Salaries and wages	1,484,923

Total Operating Expenses	8,830,962

OPERATING LOSS	(6,991,962)

OTHER INCOME (EXPENSE)
Interest expense	(61,463)
Other income and expense	8,122

Total Other Income (Expense)	(53,341)

NET LOSS	$(7,045,303)

NOTE 4 – NOTES PAYABLE

On February 28, 2014, the Company entered into a premium financing arrangement for its directors and officers insurance in the amount of $194,000. The financing arrangement bears interest at 6.75% and will be fully paid in 12 months from the date of issuance. As of June 30, 2014, the Company had repaid $85,083 of principal and had paid interest of $3,582 in cash.

NOTE 5 – CAPITAL STOCK

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

On April 8, 2014, the Company sold 1,800,000 shares of common stock at a price of $10.00 per share for net proceeds of $16,876,000.

On May 30, 2014, the Company issued 1,194,862 common shares to acquire certain assets of SKS pursuant to a contribution agreement (see Note 3). The shares were valued at $8.52 per share for a fair value of $10,180,224.

On June 25, 2014, the Company received a notice of exercise for 50,000 Warrants with an exercise price of $1.20. Accordingly, the Company issued 50,000 common shares for proceeds of $60,000.

During the nine months ended June 30, 2014, the Company received 28 notices of cashless exercise for 2,208,411 Warrants. Accordingly, the Company issued 1,847,237 common shares and 361,764 warrants were surrendered and cancelled in accordance with the cashless exercise option.

NOTE 6 – COMMON STOCK WARRANTS

For all warrants included within permanent equity, the Company has determined the estimated value of the warrants granted to non-employees in exchange for services and financing expenses using the Black-Scholes pricing model and the following assumptions: stock price at valuation, $7.85-$7.96; expected term of 2-5 years, exercise price of $7.88-$7.96, a risk free interest rate of 0.38-1.72 percent, a dividend yield of 0 percent and volatility of 98-163 percent.

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

On December 30, 2013, the Company issued a total of 26,667 warrants with a fair market value of $65,748 for services rendered to the Company.  The warrants vested immediately, have an exercise price of $7.94 per share and a term of 2 years..

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

On June 25, 2014, the Company received a notice of exercise for 50,000 Warrants with an exercise price of $1.20. Accordingly, the Company issued 50,000 common shares for proceeds of $60,000.

During the nine months ended June 30, 2014, the Company received 28 notices of cashless exercise for 2,208,411 Warrants. Accordingly, the Company issued 1,847,237 common shares and 361,764 warrants were surrendered and cancelled in accordance with the cashless exercise option.

As of June 30, 2014, the Company has recorded $1,078,669 in consulting expense related to the warrants that have vested to date including warrants granted in prior years.

Below is a table summarizing the warrants issued and outstanding as of June 30, 2014:

Date	Number	Exercise	Contractual	Expiration
Issued	Outstanding	Price	Life (Years)	Date
Balance 9/30/2013	5,860,934	2.77	—	—
10/1/2013	100,000	7.96	3	10/1/2016
10/31/2013	(55,556)	3.60	—	—
12/30/2013	26,667	7.94	3	12/30/2016
1/2/2014	20,550	7.88	5	1/2/2019
1/7/2014	100,000	7.94	3	1/7/2017
2/25/2014	(30,741)	10.0	—	—
2/25/2014	(7,200)	3.60	—	—
2/25/2014	(16,667)	3.60	—	—
3/26/2014	(500)	1.50	—	—
3/31/2014	(2,130,092)	2.51	—	—
4/8/2014	(14,815)	3.60	—	—
4/16/2014	(3,334)	1.65	—	—
4/16/2014	(5,652)	6.75	—	—
6/25/2014	(50,000)	1.20	—	—
Expired	—	—	—	—
6/30/2014	3,793,594	3.19	—	—

The outstanding warrants as of June 30, 2014 have an intrinsic value of approximately $23.9 million.

NOTE 7 – COMMON STOCK OPTIONS

The Company has determined the estimated value of the options granted to employees and non-employees in exchange for services and financing expenses using the Black-Scholes pricing model and the following assumptions: stock price at valuation, $10.97; expected term of 2.25 years, exercise price of $10.11, a risk free interest rate of 0.30 percent, a dividend yield of 0 percent and volatility of 56 percent.

On February 3, 2014, the Company granted 500,000 options, with an exercise price of $10.11 per share, to employees as part of its 2014 stock option plan. The Company calculated a fair value of $1,954,384 for the options. Of the 500,000 options issued, 125,000 vested upon issuance and the remaining 375,000 vest in 25 percent tranches on each anniversary of grant. As of June 30, 2014, 125,000 options have vested resulting in compensation expense of $692,178.

During the nine month period ended June 30, 2014, the Company recognized $427,546 of expense related to vested options that were granted in prior years. Unamortized option expense as of June 30, 2014 for all options outstanding amounted to approximately $1,946,557.

Below is a table summarizing the options issued and outstanding as of June 30, 2014:

Date	Number	Exercise	Contractual	Expiration
Issued	Outstanding	Price	Life (Years)	Date
Balance 09/30/13	1,133,335	$2.31	—	—
Issued - 02/03/14	500,000	10.11	3	2/3/2017
Expired	—	—	—	—
06/30/14	1,633,335	$4.70	—	—

As of March 31, 2014, the outstanding options have an intrinsic value of approximately $8.2 million.

NOTE 8 – SUBSEQUENT EVENTS

On July 24, 2014, the Company granted options to purchase an aggregate of 355,000 shares of common stock, with an exercise price of $8.39 per share, to employees working in Ohr’s San Diego laboratory, as part of its 2014 stock option plan. Of the 355,000 options issued, 88,750 vested upon issuance and the remaining 266,250 vest in 25 percent equal tranches on each anniversary of the grant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” and words of similar import, constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company’s financial and business prospects. These forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of such Act and with the intention of obtaining the benefits of the “safe harbor” provisions of such Act. The Company cautions investors that any forward-looking statements it makes are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. Any investment in our common stock involves a high degree of risk. For a general discussion of some of these risks in greater detail, see our “Risk Factors” in the Company’s Annual Report on Form 10-K (the “ Form 10-K”) for the fiscal year ended September 30, 2013, as filed with the Securities and Exchange Commission on December 27, 2013.

General Summary and Recent Events

Ohr Pharmaceutical, Inc. (“we”, “Ohr”, the “Company” or the “Registrant”) is a Delaware corporation that was organized on May 30, 2014, as successor to Ohr Pharmaceutical, Inc. (formerly BBM Holdings, Inc, which was organized on August 4, 2009, and Prime Resource, Inc., which was organized March 29, 2002) pursuant to a holding company merger.

The Company is a biotechnology company focused on the development of the Company’s previously acquired compounds and technologies with a focus on the clinical and preclinical development of ophthalmology products. Our lead clinical program, Squalamine eye drops (OHR-102), is being evaluated in multiple clinical trials for the treatment of back-of-the-eye disorders including the wet form of age-related macular degeneration (“wet-AMD”). We are also developing a recently acquired sustained release ocular drug delivery platform technology.

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

On April 8, 2014, the Company sold 1.8 million shares of common stock at a price per share of $10.00, for net proceeds of approximately $16.9 million.

On May 30, 2014, the Company completed the ophthalmology assets acquisition of the privately held SKS Ocular LLC and its affiliate, SKS Ocular 1 LLC ("SKS"). Under the terms of the agreement, in exchange for substantially all the assets of SKS, Ohr made an upfront payment of $3.5 million in cash and 1,194,862 shares of Ohr common stock. In addition, SKS will be eligible to receive up to 1,493,577 additional shares of Ohr common stock in contingent milestone payments. The transaction provided Ohr with a proprietary, patent protected, sustained release technology platform under development as well as a pipeline of pre-clinical sustained release drug product candidates that address ocular indications including glaucoma, ocular allergy, retinal disease and other ophthalmic indications. The lead development program is currently being pursued under a research collaboration with a large global pharmaceutical company. As part of the acquisition, Ohr retained the ten SKS employees and continued the SKS operations at the SKS research laboratory facility in San Diego, CA.

Simultaneous with the acquisition of SKS, Ohr completed a holding company reorganization in which Ohr merged with a wholly-owned subsidiary and a new parent corporation succeeded Ohr as a public holding company under the same name. The business operations of Ohr did not change as a result of the reorganization. The new holding company retains the name "Ohr Pharmaceutical, Inc." Outstanding shares of the capital stock of the former Ohr Pharmaceutical, Inc. were automatically converted, on a share for share basis, into identical shares of common stock of the new holding company.

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

Product Pipeline

OHR-102 (Squalamine Lactate Ophthalmic Solution 0.2%), formerly known as Squalamine Eye Drops

Squalamine is a small molecule anti-angiogenic drug with a novel intracellular mechanism of action. The drug acts against the development of aberrant neovascularization by inhibiting multiple protein growth factors of angiogenesis, including vascular endothelial growth factor (“VEGF”), platelet-derived growth factor (“PDGF”) and basic fibroblast growth factor. Recent clinical evidence has shown PDGF to be an additional target for the treatment of Wet Age-related Macular Degeneration (“Wet-AMD”). Using an intravenous formulation in over 250 patients in Phase I and Phase II trials for the treatment of Wet-AMD, the trials demonstrated that the molecule had biological effect and maintained and improved visual acuity outcomes, with both early and advanced lesions responding.

Ohr reformulated Squalamine for ophthalmic indications from an intravenous infusion to a topical eye drop (OHR-102). Preclinical testing has demonstrated that the eye drop formulation is both safe to ocular tissues and achieves in excess of target anti-angiogenic concentrations in the tissues of the back of the eye. The topical formulation is designed for enhanced uptake to the back of the eye and decreased potential for side effects. The Company is advancing its clinical wet-AMD program with this topical formulation. In May 2012, the U.S. Food and Drug Administration (“FDA”) awarded Fast Track Designation to the Squalamine eye drop program for the potential treatment of wet-AMD.

In previous Phase II clinical trials using the intravenous formulation of Squalamine, stabilization or improvement in visual activity was observed in the vast majority of patients, with both early and advanced lesions responding and few drug-related ocular or systemic effects observed. In a number of patients whose wet-AMD had progressed to an advanced stage, the administration of Squalamine produced beneficial effects and significant improvement in best corrected visual acuity. As opposed to combination therapy approaches being evaluated in clinical studies, OHR-102 does not require direct injection into the eye.

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

•         Single Dose Biodistribution study: A single eye drop was administered to the front of the eye in Dutch belted rabbits. At all evaluated timepoints, drug concentrations in the posterior sclera-choroid region behind the retina at the back of the eye exceeded the targeted tissue concentrations of Squalamine.

•         Multi Dose Biodistribution Study: Squalamine eye drops were administered once or twice daily in both eyes for up to 14 days in Dutch belted rabbits. The eyes were examined one full dosing interval (12 hours when given twice daily, 24 hours when given once daily) after the last administration of Squalamine eye drops to determine concentrations of Squalamine in the posterior ocular tissues ("Trough" level). At all time points and dosing regimens, Trough Squalamine concentrations exceeded the targeted tissue concentrations of Squalamine.

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

OHR-102 (Squalamine eye drops) used in combination with an anti-VEGF agent may provide several potential advantages over combination therapy approaches currently being investigated in clinical studies including:

•	Daily eye drop therapy compared to an additional monthly intravitreal injection

•	Potential for use in combination with an as-needed anti-VEGF injection (PRN) regimen instead of a monthly anti-VEGF injection

•	Inhibition of multiple growth factor pathways

•	Cost advantage of manufacturing a small molecule when compared to large molecule proteins and antibodies

Ongoing Phase II Trial in Wet-AMD: the IMPACT Study (formerly OHR-002)

We commenced a clinical study, Study OHR-002, now known as the IMPACT Study, which began enrolling patients in late 2012. The IMPACT study is a randomized, double blind, placebo controlled Phase II study to evaluate the efficacy and safety of OHR-102 (Squalamine lactate ophthalmic solution 0.2%) for the treatment of wet-AMD. The study enrolled treatment naïve wet-AMD patients at more than twenty clinical sites in the U.S., who will be treated with OHR-102 Eye Drops or placebo eye drops for a nine month period. Full enrollment was completed in the second quarter of calendar 2014, with final data on the study expected in the first quarter of calendar 2015.

A planned interim analysis was conducted on the first 62 patients (29 treated in the OHR-102 arm, 33 treated in the placebo arm), who completed the entire nine months of the treatment protocol (representing approximately 50 percent of the targeted study population). All patients in the study received an initial Lucentis injection followed by Lucentis as needed (“PRN”) based on clinical response. The two treatment arms were OHR-102 eye drops administered twice daily plus Lucentis PRN ("OHR-102" arm or group) versus standard-of-care treatment: placebo eye drops administered twice daily plus Lucentis PRN ("Lucentis monotherapy" arm or group).

The data demonstrated a positive benefit in clinically relevant visual function in the OHR-102 arm across multiple key secondary endpoints. In the interim analysis group, 48.3 percent of OHR-102 treated patients showed best corrected visual acuity (“BCVA”) gains of ≥15 letters (≥3 lines) on a standard early treatment diabetic retinopathy study eye-chart, compared with 21.2 percent in the Lucentis monotherapy arm at the end of the study (p=0.025). In addition, patients receiving OHR-102 drops were more than twice as likely to gain ≥4 and ≥5 lines of vision compared with patients in the Lucentis monotherapy arm (≥4 lines p=0.022, ≥5 lines p=0.059). Mean change in visual acuity at the end of study visit was +10.4 letters with OHR-102 eye drops plus Lucentis PRN versus +6.3 letters in the placebo eye drops plus Lucentis PRN arm, a 65 percent additional relative benefit (p=0.18). The visual acuity improvements were seen as early as four weeks and the relative difference in visual acuity between the two treatment arms continued to increase throughout the study. There were no significant differences in the frequency of Lucentis injections, which was the primary endpoint of the study.

Data presented at the American Society of Retina Specialists meeting (“ASRS”) on August 12, 2014, showed that mean change in central subfield thickness was -139um in the OHR-102 arm versus -117um in the Lucentis monotherapy arm. Representative cases were shown at ASRS demonstrating that the combination of OHR-102 and Lucentis resulted in the resolution of sub-retinal hyper reflective material as well as intra-retinal and subretinal edema. Given that previous combination therapy trials have focused on classic lesions, a subgroup analysis was performed on this patient population. In the group of patients with a lesion containing a classic component and a size of up to 12 disc areas, 67 percent of OHR-102 treated patients (n=18) demonstrated BCVA gains of ≥3 lines on a standard ETDRS eye-chart, compared with 20 percent in the Lucentis monotherapy arm (n=15) at the end of the study (p=0.007). In addition, patients receiving OHR-102 drops were more than three times as likely to gain ≥4 and ≥5 lines of vision compared with patients in the Lucentis monotherapy arm (≥4 lines p=0.05, ≥5 lines p=0.12). Mean change in visual acuity was +13.8 letters in the OHR-102 arm as compared to +6.7 letters in the Lucentis monotherapy arm (p=0.15). OHR-102 eye drops were well tolerated and had a comparable safety profile to the Lucentis monotherapy arm.

We anticipate presenting detailed interim data at several scientific meetings in the second half of calendar 2014, including Retina Society in September 2014, and the American Academy of Ophthalmology meeting in October 2014.

We plan to meet with the U.S. Food and Drug Administation (“FDA”) in September 2014 to discuss Phase III clinical trial design with a visual acuity outcome as the primary endpoint, and anticipate initiating a Phase III clinical development program evaluating OHR-102 in combination with an anti-VEGF agent or agents for the treatment of wet-AMD in the first half of calendar 2015.

Ongoing Investigator Sponsored Trials- OHR-102 (Squalamine Lactate Ophthalmic Solution 0.2%)

We have commenced three investigator sponsored trials (“IST”) in indications where a molecule that possesses anti-angiogenic properties may provide therapeutic benefit. These indications include branch retinal vein occlusion, central retinal vein occlusion, proliferative diabetic retinopathy, and diabetic macular edema.

OHR-102 in Proliferative Diabetic Retinopathy (“PDR”)- Study 003

Study 003 is an open-label monotherapy IST evaluating OHR-102 eye drops in five patients with PDR. Patients enrolled in the study receive OHR-102 for a six month treatment period and are then followed for an additional two months. The endpoints include regression of neovascularization, anatomical measurements, visual acuity, and safety parameters. The principal investigator of Study 003 presented a case report from the first patient to complete the protocol at the Macula Society meeting on February 19, 2014. In this case report, the oral presentation discussed the case of a treatment naïve patient diagnosed with PDR. The data demonstrated that topical application of OHR-102 in a monotherapy regimen, twice daily and then four times daily, was associated with regression of retinal neovascularization within two months. The retinal neovascularization remained regressed throughout the six months of four times daily OHR-102 eye drop therapy. One month after cessation of treatment, the abnormal blood vessels returned in this patient's retina, and continued to grow through the second month, the furthest time point measured. The study has completed enrollment and we expect the final data from the study to be available for presentation at a scientific conference or forum in the first quarter of calendar 2015.

OHR-102 in Branch and Central Retinal Vein Occlusion, Study 004

Study 004 is an IST evaluating OHR-102 eye drops in 20 patients with branch and central retinal vein occlusion. All patients in the study received OHR-102 for ten weeks, with injections of Lucentis at week 2 and 6, and a data readout at week 10. At week 10, the patients will enter the extension phase and be randomized 1:1 to either continue or discontinue taking OHR-102 eye drops through week 38 (“extension phase”) During the extension phase, the patients will receive Lucentis injections on a PRN basis based on fluid based OCT criteria. The principal investigator presented the ten week data from the study at the American Society of Retina Specialists on August 9, 2014. The data demonstrated that, at week 10, the mean gain in visual acuity was 20.3 letters for all 20 eyes using the combination therapy. In addition, the mean visual acuity for all 20 eyes at week 10 was 20/32. At week 10, the average central foveal thickness for all 20 eyes was reduced to 270u. One of 20 eyes qualified for an injection of ranibizumab at week 10, indicating dryness of the retina and a 95% macular deturgescence rate. Study 004 has completed enrollment and we expect data from the extension phase to be available in the first calendar quarter of 2015 for presentation by the investigator at a scientific forum or conference.

OHR 102 in Diabetic Macular Edema (“DME”), Study 005

Study 005 is a multi center, randomized, masked, placebo controlled IST that is evaluating OHR-102 eye drops in patients with DME. The study was initiated in the second quarter of 2014 and at least 30 patients are expected to be enrolled at the three clinical sites. Based on the clinical findings from the IMPACT study in wet AMD, we may increase the amount of patients enrolling in this study and modify the design of the trial accordingly.

We may also initiate an additional IST to further evaluate OHR-102 eye drops for the treatment of DME in combination with monthly Lucentis® injections for DME patients that have been sub -responders to monthly intravitreal Lucentis injections. The trial would enroll approximately 20 patients and be randomized, masked, and placebo controlled.

SKS Sustained Release Ocular Drug Delivery Platform Technology

The SKS sustained release technology employs a hydrogel template approach to prepare nano or microparticles of predefined size and shape and with homogeneous size distribution. The size of the particles can be adjusted, providing flexibility in controlling the size and release rate in drug delivery formulations. The drug loading capacity is much higher than that achieved by conventional methods (30% or higher), with a controlled initial burst release of drug that is minimal. Simplicity in processing makes the hydrogel template method useful for scale-up manufacturing of particles. We believe the technology has significant advantages over currently available microparticle drug delivery systems prepared by emulsion methods. The limits of emulsion technology include low drug loading capacity (usually much less than 10% of the total weight) and often significant initial burst release of a drug. This technology platform is adaptable to multiple routes of ocular delivery.

We are using the sustained release technology platform to develop best-in-class drug formulations for ocular disease. The SKS Ocular sustained release technology acquired by Ohr employs micro fabrication techniques to create nano and microparticle drug formulations that can provide sustained and predictable release of a therapeutic drug over a 3 – 6 month period. The technology was designed to circumvent many of the challenges associated with current drug delivery technologies to deliver drugs, including small molecules and biologics, for extended durations.

Lead Sustained Release Preclinical Program- Glaucoma

The Company has an ongoing collaboration with a large global pharmaceutical company to develop a new formulation of a therapeutic agent that allows for a 3-month release profile following a single administration into the subconjunctival space. If successful, this approach could potentially result in a significant improvement in glaucoma treatment, where the current standard of care is frequent topical, patient administered medications. It has been well established from multiple studies that the single greatest reason for treatment failure in glaucoma today is lack of compliance with medication due to the nature of the disease. Unlike retinal disease where patients, due to clearly evident visual symptoms and vision loss, are highly motivated to be compliant with therapy, glaucoma is typically asymptomatic until late in the disease process and thus compliance is a significant issue. A physician-administered drug with a requirement for injections at intervals of several months would potentially improve patient compliance and may have an impact on reducing loss of vision from glaucoma.

Additional Sustained Release Preclinical Development Programs

Ohr’s preclinical pipeline of sustained release programs include sustained release formulations of small molecule and protein therapeutics for the treatment of ocular diseases, including steroid induced glaucoma, allergies, and retinal disease.

Animal Model for Dry AMD

As part of the SKS acquisition, we acquired the exclusive rights to an animal model for Dry-AMD whereby mice are immunized with a carboxyethylpyrrole (“CEP”) which is bound to mouse serum albumin (“MSA”). CEP is produced following the oxidation of docosahexaenoic acid, which is abundant in the photoreceptor outer segments that are phagocytosed by the retinal pigment epithelium (“RPE”). A number of CEP-adducted proteins have been identified in proteomic studies to examine the composition of drusen and other subretinal deposits found in the eyes of patients with AMD. Studies have shown that immunization of CEP-MSA can lead to an ophthalmic phenotype very similar to dry-AMD, including deposition of complement molecules in the RPE, thickening of the Bruch’s membrane, upregulation of inflammatory cytokines, and immune cell influx into the eye. The intellectual property rights to this model are owned by Ohr, and EyeCRO, a development partner of the Company, has obtained exclusive rights to provide contracted screening services in the CEP model. EyeCRO is a contract research organization specializing in preclinical services to the ophthalmology industry. In addition, we have optimized the induction parameters to create disease pathology within 60 days. Upon immunization with CEP, a marked decrease in contrast sensitivity which precedes a loss of visual acuity, was observed, similar to what occurs in many patients with dry-AMD.

Non-Ophthalmology Assets

OHR/AVR118

OHR/AVR118, a molecule acquired in 2009, is a novel immunomodulator with a singular chemical structure that is terminally sterilized and endotoxin-free. The compound is composed of two small peptides, Peptide A, which is 31 amino acids long, and Peptide B, that is 21 amino acids long. Peptide B is unique in that the dinucleotide, diadenosine, is covalently attached to serine at position 18 through a phosphodiester bond. OHR/AVR118 is stable at room temperature and has a favorable safety profile both in animal toxicity studies and in human clinical trials.

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

In a Phase IIa trial with OHR/AVR118, 29 patients with advanced cancer and cachexia were enrolled. 18 patients, three with stage III and 15 with stage IV cancers , completed the treatment protocol. This included five patients with pancreatic cancer, five with lung cancer, two with prostate cancer and one each with colon, stomach, esophageal, liver cancers, head and neck cancer and multiple myeloma. While the primary trial end point of weight gain was not met, at the completion of treatment, patients achieved stabilization of body weight, body fat and muscle mass with a significant increase in appetite (p=<.005). Additionally, patient generated subjective global assessment scores (p=.025) demonstrated improvement, indicating an enhanced quality of life.

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

The Company plans to monetize OHR/AVR118, a non ophthalmology asset, through a license agreement, partnership, joint venture, or sale; however we currently do not have plans to enter into such a transaction and there is no assurance that the Company will complete such a transaction.

Ohr also owns various other compounds in earlier stages of development, including the PTP1b inhibitor Trodusquemine and related analogs. See “Corporate Strategy” concerning a Trodusquemine joint venture.

Corporate Strategy

The Company is currently actively developing its pipeline products for applications in ophthalmology. During the 2014 fiscal year, we transitioned Ohr to a core focus on ophthalmology indications and building an ophthalmology-focused pipeline, for instance, through our acquisition of SKS Ocular in May 2014.

The Company plans to monetize OHR/AVR118, a non ophthalmology asset, through a license agreement, partnership, joint venture, or sale; however we currently do not have plans to enter into such a transaction and there is no assurance that the Company will complete such a transaction.

On February 26, 2014, the Company entered into a Joint Venture Agreement and related agreements with Cold Spring Harbor Laboratory (“CSHL”) pursuant to which a joint venture, DepYmed Inc. (“DepYmed”), was formed to further pre-clinical and clinical development of Ohr’s Trodusquemine and analogues as PTP1B inhibitors for undisclosed indications. PTP1B is non-receptor phospho-tyrosine protein phosphatase. PTP1B plays a role in many biological processes and may have potential uses in indications including cancer, diabetes, and obesity. The initial clinical focus of DepYmed will be in oncology applications, and DepYMed anticipates initiating a Phase I dose escalation study evaluating Trodusquemine in breast cancer patients by the end of calendar year 2014 or the first calendar quarter of 2015; however, there can be no assurance that DepYmed will be able to design and support clinical trials or otherwise determine the efficacy or commercial potential of Trodusquemine for commercial use, or that regulatory authorities will approve final testing or marketing of any pharmaceutical product. DepYmed is jointly owned and managed by CSHL and the Company, and licenses research from CSHL and intellectual property from the Company.

Liquidity and Sources of Capital

To continue development of its pharmaceutical products and continuing operation, the Company is reliant, at present, upon its capital reserves. The Company has no revenues. The Company raised $16.9 million in net proceeds in a registered direct offering in April 2014, and management believes the Company has sufficient capital to meet its planned operating needs through September 2015. At present, the Company has no bank line of credit or other fixed source of positive net working capital reserves. Should it need additional capitalization in the future, it will be primarily reliant upon private or public placement of its equities, and there can be no assurance that the Company will be successful in such efforts.

Subsequent Events

On July 24, 2014, the Company granted options to purchase an aggregate of 355,000 shares of common stock, with an exercise price of $8.39 per share, to employees working in Ohr’s San Diego laboratory, as part of its 2014 stock option plan. Of the 355,000 options issued, 88,750 vested upon issuance and the remaining 266,250 vest in equal tranches on each of the next three anniversaries of the grant.

Results of Operations

Three Months Ended June 30, 2014

Three months ended June 30, 2014 (“2014”) compared to the three months ended June 30, 2013 (“2013”). Results of operations for the three months ended June 30, 2014 reflect the following changes from the prior period.

Results of Operations - Three Months
	2014	2013	Change
Operating Expenses
General and administrative	$263,511	$138,545	$124,966
Professional fees	628,152	319,063	309,089
Research and development	719,937	416,274	303,663
Salaries and wages	444,816	461,693	(16,877)
Total Operating Expenses	2,056,416	1,335,575	720,841

Operating Loss	(2,056,416)	(1,335,575)	(720,841)

Interest expense	(3,582)	(2,988)	(594)
Other income and expenses	7,909	132	7,777
Net Loss	$(2,052,089)	$(1,338,431)	$(713,658)

The Company had no net revenues from operations in 2014. Accordingly, the Company also had no cost of revenue from operations in 2014.

General and administrative expenses from operations increased from $138,545 in 2013 to $263,511 in 2014. Professional fees increased from $319,063 in 2013 to $628,152 in 2014. Salaries and wages increased from 2013 to 2014 due to option grants and bonuses that were higher in 2014 than in 2013. The Company expects salaries and wages, professional fees, and general and administrative expenses to increase in future periods as development of its products continues.

The Company incurred $719,937 in research and development expenses in 2014 compared to $416,274 in 2013. The increase is a result of the ongoing clinical trials in ophthalmic indications and increased costs associated with the acquisition of SKS Ocular, as well as maintenance and development of the products that it acquired in 2009. The Company expects research and development expenses to continue to rise as development of its products continues.

The Company had other income and expenses in 2014 of $4,327 as compared to ($2,856) in the same period in 2013. The increase was primarily the result of other income received during 2014.

For the three months ended June 30, 2014, the Company recognized a net loss of $2,052,089 compared to net loss of $1,338,431 for the same period in 2013. Until the Company is able to generate revenues, management expects to continue to incur such net losses.

Nine Months Ended June 30, 2014

Nine months ended June 30, 2014 (“2014”) compared to the nine months ended June 30, 2013 (“2013”). Results of operations for the nine months ended June 30, 2014 reflect the following changes from the prior period.

Results of Operations - Nine Months
	2014	2013	Change
Operating Expenses
General and administrative	$468,065	$242,557	$225,508
Professional fees	1,413,171	440,243	972,928
Research and development	2,680,133	1,428,576	1,251,557
Salaries and wages	1,484,923	707,093	777,830
Total Operating Expenses	6,046,292	2,818,469	3,227,823

Operating Loss	(6,046,292)	(2,818,469)	(3,227,823)

Interest expense	(4,095)	(3,547)	(548)
Loss on derivative liability	—	(1,117,642)	1,117,642
Other income and expenses	8,122	90,617	(82,495)
Net Loss	$(6,042,265)	$(3,849,041)	$(2,193,224)

The Company had no net revenues from operations in 2014. Accordingly, the Company also had no cost of revenue from operations in 2014.

General and administrative expenses from operations increased from $242,557 in 2013 to $468,065 in 2014. Professional fees increased from $440,243 in 2013 to $1,413,171 in 2014. The increase in professional fees during 2014 is primarily due to increased activities and fees related to financing expenses, acquisition expenses, litigation and clinical trials. Salaries and wages increased from 2013 to 2014 due to option grants and bonuses that were higher in 2014 than in 2013. The Company expects salaries and wages, professional fees, and general and administrative expenses to increase in future periods as development of its products continues.

The Company incurred $2,680,133 in research and development expenses in 2014 compared to $1,428,576 in 2013. The increase is a result of the ongoing clinical trials in ophthalmic indications and increased costs associated with the acquisition of SKS Ocular as well as maintenance and development of the products that it acquired in 2009. The Company expects research and development expenses to continue to rise as development of its products continue.

The Company had other income and expenses in 2014 of $8,122 as compared to $90,617 in the same period in 2013. The decrease was primarily the result of other income received during 2013.

For the nine months ended June 30, 2014, the Company recognized a net loss of $6,042,265, compared to net loss of $3,849,041 for the same period in 2013, reflecting the non-cash loss on derivative liabilities of $1,117,642. Until the Company is able to generate revenues, management expects to continue to incur such net losses.

Item 3.	Quantitative and Qualitative Risk

Market risk represents the risk of loss arising from adverse changes in interest rates and foreign exchange rates. The Company does not have any material exposure to interest rate or exchange rate risk.

Item 4.	Controls and Procedures

Management’s Quarterly Report on Internal Control Over Financial Reporting

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.

In designing and evaluating the disclosure controls and procedures, our management, including the CEO and CFO, recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure controls objectives. Our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are not effective in reaching that level of reasonable assurance, primarily due to lack of staff.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except that we hired additional accounting personnel to improve the controls over our financial reporting process and to ensure the effectiveness of our disclosure controls for future filings. Management will test the design and operating effectiveness of the newly implemented controls in future periods.

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

On April 8, 2014, the Company received a notice of cashless exercise for 14,815 Warrants. Accordingly, the Company issued 11,068 common shares and 3,747 warrants were surrendered and cancelled in accordance with the cashless exercise option.

On April 16, 2014, the Company received two notices of cashless exercise for 8,986 Warrants. Accordingly, the Company issued 6,177 common shares and 2,809 warrants were surrendered and cancelled in accordance with the cashless exercise option.

On April 28, 2014, the Company received subscription notices to purchase 1,800,000 shares of common stock with a price of $10.00 less issuance costs. Accordingly, the Company issued 1,800,000 common shares and received net proceeds of approximately $16.9 million.

On May 30, 2014, the Company issued 1,194,862 common shares to acquire the certain assets under an asset purchase agreement. The shares were valued at $8.52 per share or $10,180,224.

On June 25, 2014, the Company received a notice of exercise for 50,000 Warrants with an exercise price of $1.20. Accordingly, the Company issued 50,000 common shares for proceeds of $60,000.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Number
10.45	Second Research Agreement, July 31, 2013*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Confidential treatment has been requested for portions of this exhibit. The copy filed herewith omits the information subject to the confidentiality request. A complete version of this exhibit has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 18, 2014

OHR PHARMACEUTICAL, INC. (Registrant)

By:	/s/ Irach Taraporewala
Irach Taraporewala
Principal Executive Officer

By:	/s/ Sam Backenroth
Sam Backenroth
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

