Form 10-Q/A
period 2014-06-30
Ohr Pharmaceutical Inc
filed 2014-12-09
CIK 1173281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington , D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment on Form 10-Q/A (the “Amendment”) amends and restates in its entirety Exhibit 10.45 of the Quarterly Report on Form 10-Q for the period ended June 30, 2014 (the “Report”). The registrant partially withdrew its request for confidential treatment of portions of Exhibit 10.45 and hereby files a more complete (but still partially redacted) version of this Exhibit. Other than the changes referred to above, all other information in the Report remains unchanged.

Item 6.	Exhibits

Exhibit	Number
10.45	Second Research Agreement, July 31, 2013*

* Confidential treatment has been requested for portions of this exhibit. The copy filed herewith omits the information subject to the confidentiality request. A complete version of this exhibit has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 9, 2014

OHR PHARMACEUTICAL, INC. (Registrant)

By:	/s/ Irach Taraporewala
Irach Taraporewala
Principal Executive Officer

By:	/s/ Sam Backenroth
Sam Backenroth
Chief Financial Officer (Principal Financial and Chief Accounting Officer)