Form 10-Q
period 2014-12-31
Ohr Pharmaceutical Inc
filed 2015-02-09
CIK 1173281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington , D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Do not check if smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,392,387 shares of Common Stock outstanding as of February 9, 2015.

1

OHR PHARMACEUTICAL, INC.

2

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

OHR PHARMACEUTICAL, INC.
Consolidated Balance Sheets

Unaudited

	December 31,	September 30,
	2014	2014
ASSETS
CURRENT ASSETS
Cash	$10,441,190	$13,220,494
Prepaid expenses and other current assets	579,050	133,527

Total Current Assets	11,020,240	13,354,021

EQUIPMENT, net	96,789	104,425

OTHER ASSETS
Security deposit	12,243	12,243
Investment in joint venture	—	3,143
Intangible assets, net	17,512,414	17,810,400
Goodwill	740,912	740,912

TOTAL ASSETS	$29,382,598	$32,025,144

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,192,314	$351,864
Due to Joint Venture	23,507	—
Notes payable	—	43,899
Contingent consideration	5,560,745	4,877,359

Total Current Liabilities	6,776,566	5,273,122

TOTAL LIABILITIES	6,776,566	5,273,122

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, Series B; 6,000,000 shares authorized, $0.0001 par value, zero shares issued and outstanding	—	—
Common stock; 180,000,000 shares authorized, $0.0001 par value, 25,266,142 and 25,254,190 shares issued and outstanding, respectively	2,527	2,525
Additional paid-in capital	70,515,390	70,063,045
Accumulated deficit	(47,911,885)	(43,313,548)

Total Stockholders' Equity	22,606,032	26,752,022
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$29,382,598	$32,025,144

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OHR PHARMACEUTICAL, INC.

Consolidated Statements of Operations

Unaudited

	For the Three Months Ended
	December 31,
	2014	2013
OPERATING EXPENSES
General and administrative	$163,516	$57,777
Professional fees	175,243	384,215
Research and development	2,839,801	1,352,356
Salaries and wages	745,427	227,145

Total Operating Expenses	3,923,987	2,021,493

OPERATING LOSS	(3,923,987)	(2,021,493)

OTHER INCOME (EXPENSE)
Interest expense	(433)	(513)
Change in fair value of contingent consideration	(683,386)	—
Share in losses on investment in joint venture	(26,650)	—
Interest income	306	81
Royalty income	35,813	—

Total Other Income (Expense)	(674,350)	(432)

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(4,598,337)	(2,021,925)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(4,598,337)	$(2,021,925)

BASIC AND DILUTED LOSS PER SHARE	$(0.18)	$(0.10)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
BASIC AND DILUTED	25,259,154	19,872,539

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OHR PHARMACEUTICAL, INC.

Consolidated Statements of Cash Flows

Unaudited

	For the Three Months Ended
	December 31,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(4,598,337)	$(2,021,925)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	28,760	—
Warrants issued for services	8,559	700,393
Stock option expense	362,028	146,303
Change in fair value of contingent consideration	683,386	—
Share in losses on investment in joint venture	26,650	—
Depreciation	7,636	2,921
Amortization of intangible assets	297,986	19,608
Changes in operating assets and liabilities
Prepaid expenses and deposits	(445,523)	25,533
Accounts payable and accrued expenses	890,450	(165,455)

Net Cash Used in Operating Activities	(2,738,405)	(1,292,622)

INVESTING ACTIVITIES
Net Cash Used in Investing Activities	—	—

FINANCING ACTIVITIES
Proceeds from warrants exercised for cash	3,000	200,002
Repayments of short-term notes payable	(43,899)	(14,051)

Net Cash Provided by (Used in) Financing Activities	(40,899)	185,951

NET CHANGE IN CASH	(2,779,304)	(1,106,671)
CASH AT BEGINNING OF PERIOD	13,220,494	5,122,895

CASH AT END OF PERIOD	$10,441,190	$4,016,224

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$433	$513
Income Taxes	—	—

NON CASH FINANCING ACTIVITIES:
Conversion of preferred for common stock	$—	$50
Common stock issued to settle accounts payable	50,000	50,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Ohr Pharmaceutical, Inc.

Notes to Unaudited Consolidated Financial Statements

December 31, 2014

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s September 30, 2014 audited consolidated financial statements.  The results of operations for the periods ended December 31, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

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

Fair Value of Financial Instruments

In accordance with ASC 820, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, notes payable and contingent consideration approximates fair value due to the short-term maturity of these instruments. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2014 and September 30, 2014, on a recurring basis:

Assets and liabilities measured at fair value on a recurring basis at December 31, 2014	Level 1	Level 2	Level 3	Total Carrying Value
Contingent Stock Consideration	$—	$—	$5,560,745	$5,560,745
	$—	$—	$5,560,745	$5,560,745

Assets and liabilities measured at fair value on a recurring basis at September 30, 2014	Level 1	Level 2	Level 3	Total Carrying Value
Contingent stock consideration	$—	$—	$4,877,359	$4,877,359
	$—	$—	$4,877,359	$4,877,359

The following tables present the change in fair value of financial instruments as of December 31, 2014, by caption on the balance sheet and by ASC 820 valuation hierarchy described above.

Level 3 Reconciliation:	Contingent Stock Contsideration
Total level 3 assets and liabilities at September 30, 2014	4,877,359
Purchases, sales, issuances and settlements (net)	—
Mark to market adjustments	683,386
Total level 3 assets and liabilities at December 31, 2014	$5,560,745

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Ohr Pharmaceutical, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

December 31, 2014

NOTE 3 – INTANGIBLE ASSETS

Intangible assets at December 31, 2014 and September 30, 2014, consist of:

	December 31, 2014	September 30, 2014
License Rights	$17,712,991	$17,712,991
Patent Costs	800,000	800,000
	18,512,991	18,512,991
Accumulated Amortization	(1,000,577)	(702,591)
Total Intangible Assets	$17,512,414	$17,810,400

During the quarter ended December 31, 2014, the Company recognized $297,986 in amortization expense on the patent and license rights. The amortization expense has been included in research and development expense.

NOTE 4 – NOTES PAYABLE

On February 28, 2014, the Company entered into a premium financing arrangement for its directors and officers insurance in the amount of $194,000. The financing arrangement was subject to annual interest of 6.75% and was fully repaid as of December 31, 2014.

NOTE 5 – CAPITAL STOCK

On October 17, 2014, the Company issued 2,000 common shares in connection with the exercise of warrants at an exercise price of $1.50 for total proceeds of $3,000.

On October 29, 2014, the Company issued 4,000 common shares with a fair value of $7.19 per share for consulting services and recognized stock-based compensation expense of $28,760.

On December 23, 2014, the Company issued 5,952 common shares as settlement of accounts payable in the amount of $50,000.

NOTE 6 – COMMON STOCK WARRANTS

During the three months ended December 31, 2014, the Company has recorded $8,559 in consulting expense related to warrants that have vested to date including warrants granted in prior years.

Below is a table summarizing the warrants issued and outstanding as of December 31, 2014:

	Number Outstanding	Weighted-Average Exercise Price
Outstanding at September 30, 2014	1,947,008	$3.64
Granted	—	—
Exercised	(2,000)	1.50
Forfeited	(32,834)	1.50
Outstanding at December 31, 2014	1,912,174	$3.67

The outstanding warrants as of December 31, 2014 have an intrinsic value of approximately $8.5 million.

Ohr Pharmaceutical, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

December 31, 2014

NOTE 7 – COMMON STOCK OPTIONS

During the three months ended December 31, 2014, the Company recognized $362,028 of expense related to vested options that were granted in prior years. Unamortized option expense as of December 31, 2014 for all options outstanding amounted to approximately $2,542,130.

Below is a table summarizing the options issued and outstanding as of December 31, 2014:

	Number Outstanding	Weighted-Average Exercise Price
Outstanding at September 30, 2014	2,048,335	$5.43
Granted	—	—
Exercised	—	—
Forfeited	(20,000)	8.39
Outstanding at December 31, 2014	2,028,335	$5.37

As of December 31, 2014, the outstanding options have an intrinsic value of approximately $6.9 million.

NOTE 8 – OBLIGATION TO FUND INVESTMENT

During 2014, the Company committed to fund DepYmed, Inc. As of December 31, 2014, the Company owed $23,507 to fulfill its commitment.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s results of operations, prospects, cash flows, financial position and brand. To the best knowledge of the Company’s management, at December 31, 2014, there are no legal proceedings which the Company believes will have a material adverse effect on its business, results of operations, cash flows or financial condition.

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

The purchase price consisted of: (a) Cash in the amount of $3,500,000; (b) 1,194,862 shares of the Company’s common stock (valued at $10,180,224 based on the trading price on May 30, 2014 of the Company’s common stock) and (c) an additional 1,493,577 shares (the “contingent shares”) that will be issued contingent to achievement of certain milestones. This contingent consideration has been recorded as a liability of the Company and is reviewed by management for probability and likelihood of the milestones being achieved at each reporting period. The fair value of the liability is adjusted in each reporting period according to management’s assessment (see Note 2).

NOTE 10 – SUBSEQUENT EVENTS

In January 2015, the Company issued 34,548 common shares in connection with the exercise of warrants for total proceeds of $77,005.

In January 2015, the Company issued 54,659 common shares to a member of the Company’s board of directors pursuant to a cashless exercise of 66,667 warrants.

On January 6, 2015, the Company issued 17,095 and 19,943 restricted common shares to two consultants and a member of the Company’s board of directors, respectively, as a bonus for performance and meeting key milestones in fiscal year 2014.

On January 6, 2015, the Company issued 140,000 common stock options to two employees of the Company. The options have a term of five years and an exercise price of $8.19 per share. The options vest 25% immediately and 25% thereafter on the next three anniversaries of the grant date.

On February 6, 2015, the Company announced the sale of 4,259,259 shares of common stock, inclusive of the over allotment, in an underwritten public offering at a price per share of $6.75. The Company expects to issue the shares of common stock at the closing of the transaction on February 11, 2015, and receive gross proceeds of approximately $28.8 million.

On February 8, 2015, the Company agreed to issue 10,714 restricted shares of common stock to a consultant, subject to vesting throughout calendar 2015, for $75,000 of services to be provided in calendar year 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” and words of similar import, constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company’s financial and business prospects. These forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of such Act and with the intention of obtaining the benefits of the “safe harbor” provisions of such Act. The Company cautions investors that any forward-looking statements it makes are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. Any investment in our common stock involves a high degree of risk. For a general discussion of some of these risks in greater detail, see our “Risk Factors” in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended September 30, 2014, as filed with the Securities and Exchange Commission on December 22, 2014.

Company Overview

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

Corporate and Historical Information

Ohr Pharmaceutical, Inc. is a Delaware corporation that was organized on May 30, 2014, as successor to Ohr Pharmaceutical, Inc. (formerly BBM Holdings, Inc, which was organized on August 4, 2009, and Prime Resource, Inc., which was organized March 29, 2002) pursuant to a holding company merger.

On June 3, 2013, the Company effected a 3:1 reverse stock split on its shares of common stock (with related adjustments to its outstanding preferred stock, options and warrants). Unless otherwise noted, impacted amounts and share information included in this document have been retroactively adjusted for the stock split as if such stock split occurred on the first day of the first period presented. Certain amounts may be slightly different than previously reported due to rounding of fractional shares as a result of the reverse stock split.

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

Recent Developments

On February 6, 2015, the Company announced the sale of 4,259,259 shares of common stock, inclusive of the over allotment, in an underwritten public offering at a price per share of $6.75. The Company expects to issue the shares of common stock at the closing of the transaction on February 11, 2015, and receive gross proceeds of approximately $28.8 million.

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

The Company conducted preclinical testing on the novel topical formulation with the following results:

·	Ocular Tolerance and Toxicity: In a dose escalation safety study involving daily eye drop treatment in Dutch belted rabbits over a 28 day period, the formulation proved safe, and exhibited no signs of ocular toxicity or changes in intraocular pressure. Importantly, no macroscopic or histopathological changes to the ocular tissues were noted.

·	Single Dose Biodistribution study: A single eye drop was administered to the front of the eye in Dutch belted rabbits. At all evaluated timepoints, drug concentrations in the posterior sclera-choroid region behind the retina at the back of the eye exceeded the targeted tissue concentrations of Squalamine.

·	Multi Dose Biodistribution Study: Squalamine eye drops were administered once or twice daily in both eyes for up to 14 days in Dutch belted rabbits. The eyes were examined one full dosing interval (12 hours when given twice daily, 24 hours when given once daily) after the last administration of Squalamine eye drops to determine concentrations of Squalamine in the posterior ocular tissues (“Trough” level). At all time points and dosing regimens, Trough Squalamine concentrations exceeded the targeted tissue concentrations of Squalamine.

·	Long Term Ocular Tolerance and Toxicity: In a 26-week safety and toxicity study in male and female Dutch belted rabbits, Squalamine or placebo eye drops were administered via topical instillation twice a day in both eyes. Ophthalmoscopic examinations were conducted throughout the study period to assess ocular irritation (redness, swelling, discharge). Blood and urine samples for clinical pathology evaluations were collected, and blood samples for determination of the Squalamine plasma concentrations and toxicokinetic evaluations were collected from all animals at designated time points. At study termination, necropsy examinations were performed, and organs and optical tissues were microscopically examined. No adverse effects of treatment were observed for any of the parameters evaluated including clinical findings, body weights, food consumption, ocular irritation, hematology, coagulation, clinical chemistry, urinalysis and macroscopic pathology examinations. Importantly, ophthalmoscopic examinations indicated no signs of clouding of the lens, no corneal opacities or deposits, and no increase in intraocular pressure. In addition, microscopic histopathology evaluations on ocular tissues were normal. Squalamine also did not build up in plasma over long term administration, indicating reduced potential for systemic side effects.

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

OHR-102 (Squalamine eye drops) used in combination with an anti-VEGF agent may provide several potential advantages over combination therapy approaches currently being investigated in clinical studies including:

·	Daily eye drop therapy compared to an additional monthly intravitreal injection

·	Potential for use in combination with an as-needed anti-VEGF injection (PRN) regimen instead of a monthly anti-VEGF injection

·	Inhibition of multiple growth factor pathways

·	Cost advantage of manufacturing a small molecule when compared to large molecule proteins and antibodies

Ongoing Phase II Trial in wet-AMD: the IMPACT Study (formerly OHR-002)

We commenced a clinical study, Study OHR-002 (or IMPACT Study), which began enrolling patients in late 2012. The IMPACT Study is a randomized, double masked, placebo controlled Phase II study to evaluate the efficacy and safety of OHR-102 for the treatment of wet-AMD. The study enrolled treatment naïve wet-AMD patients at more than twenty clinical sites in the U.S., who will be treated with OHR-102 eye drops or placebo eye drops for a nine month period. Full enrollment was completed in April 2014, with final data on the study expected by the end of the first quarter of calendar 2015.

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

In the IMPACT Study overall population, patients receiving OHR-102 combination therapy demonstrated a 75% mean reduction in the area of SHRM as compared to 56% in the Lucentis monotherapy group. In addition, 59% of patients in the OHR-102 combination arm achieved a complete resolution of SHRM versus 44% in the monotherapy arm. The mean reduction in SHRM directly correlated with the visual acuity improvements seen in each vision outcome category, with a greater reduction of SHRM in each consecutive vision gain category up to more than 90% reduction of SHRM in patients achieving ≥4 lines (≥20 letters) of visual acuity gains. Given that previous combination therapy trials in wet-AMD focused on classic containing lesions, and SHRM is seen more often in classic choroidal neovascularization (CNV), a subgroup analysis was performed on this patient population. In these patients, greater differences in SHRM reductions were observed. Patients receiving OHR-102 combination therapy demonstrated a 74% mean reduction in the area of SHRM as compared to 43% in the Lucentis monotherapy group. In addition, 56% of patients in the OHR-102 combination arm achieved a complete resolution of SHRM versus 31% in the monotherapy arm. As with the overall analysis, the mean reduction in SHRM in these patients directly correlated with the visual acuity improvements seen in each vision outcome category, with a greater reduction of SHRM in each consecutive vision gain category up to more than 90% reduction of SHRM in patients achieving ≥4 lines (≥20 letters) of visual acuity gains.

We anticipate completing the IMPACT Study and announcing topline data by the end of the first calendar quarter of 2015, with additional presentations of the detailed final data to be made at scientific conferences in calendar year 2015.

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

Phase III Trials in wet-AMD

The Company plans to commence two Phase III trials in the first half of calendar year 2015 to evaluate the efficacy and safety of OHR-102 given in combination with Lucentis for newly diagnosed, treatment naïve patients with wet-AMD. Each Phase III study will be a randomized, double masked, placebo controlled trial and will enroll approximately 325 patients per arm. As with the phase II IMPACT study, we expect to enroll patients with classic or occult only choroidal neovascularization and patients with a diagnosis of diabetes. During the first year of the study, patients will be randomized 1:1 to receive monthly Lucentis plus OHR-102 (Squalamine eye drops) twice a day or Lucentis plus placebo. During the second year they will receive Lucentis PRN (as needed) plus OHR-102 or placebo twice a day. The primary endpoint will be the proportion of patients achieving a ≥3 line (≥15 letters) improvement in visual acuity at nine months, as measured by a standard ETDRS visual acuity chart.

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

OHR-102 in Proliferative Diabetic Retinopathy (“PDR”) - Study 003

Study 003 is an open-label monotherapy IST evaluating OHR-102 eye drops in five patients with PDR. Patients enrolled in the study receive OHR-102 for a six month treatment period and are then followed for an additional two months. The endpoints include regression of neovascularization, anatomical measurements, visual acuity, and safety parameters. The principal investigator of Study 003 presented a case report from the first patient to complete the protocol at the Macula Society meeting on February 19, 2014. In this case report, the oral presentation discussed the case of a treatment naïve patient diagnosed with PDR. The data demonstrated that topical application of OHR-102 in a monotherapy regimen, twice daily and then four times daily, was associated with regression of retinal neovascularization within two months. The retinal neovascularization remained regressed throughout the six months of four times daily OHR-102 eye drop therapy. One month after cessation of treatment, the abnormal blood vessels returned in this patient’s retina in the absence of OHR-102 treatment, and continued to grow through the second month, the latest time point measured. The study has completed enrollment and we expect the final data from the study to be available for presentation at a scientific conference or forum in the first half of calendar 2015.

OHR-102 in Branch and Central Retinal Vein Occlusion -Study 004

Study 004 is an IST evaluating OHR-102 eye drops in 20 patients with branch and central retinal vein occlusion. All patients in the study received OHR-102 for ten weeks, with injections of Lucentis at week 2 and 6, and a data readout at week 10. At week 10, the patients entered into the extension phase and have been randomized 1:1 to either continue or discontinue taking OHR-102 eye drops through week 38 (“extension phase”) During the extension phase, the patients will receive Lucentis injections on a PRN basis based on fluid based OCT criteria. The principal investigator presented the ten week data from the study at the American Society of Retina Specialists on August 9, 2014. The data demonstrated that, at week 10, the mean gain in visual acuity was 20.3 letters for all 20 eyes using the combination therapy. In addition, the mean visual acuity for all 20 eyes at week 10 was 20/32. At week 10, the average central foveal thickness for all 20 eyes was reduced to 270u. One of 20 eyes qualified for an injection of ranibizumab at week 10, indicating dryness of the retina and a 95% macular deturgescence rate. Study 004 has completed enrollment and we expect data from the extension phase including visual acuity parameters and injection frequency to be available in the first half of calendar 2015 for presentation by the investigator at a scientific forum or conference.

OHR 102 in Diabetic Macular Edema (“DME”) - Study 005

Study 005 is a multi-center, randomized, masked, placebo controlled IST that is evaluating OHR-102 eye drops in patients with DME. Based on the clinical findings from the IMPACT Study in wet-AMD, we have increased the amount of patients originally planned for enrollment in this study and have modified the design of the trial to focus on visual acuity using a combination therapy approach. Patients will be randomized in a 2:1:2:1 randomization schedule (OHR-102 BID: placebo drops BID: OHR-102 QID: placebo drops QID). All patients will receive OHR-102 or placebo drops, given in combination with Lucentis monthly injections for the first six months. For months six through twelve, patients will receive OHR-102 or placebo drops, and Lucentis PRN (as needed). The primary endpoint will be the improvement in visual acuity. The study is expected to begin enrolling patients in the first quarter of calendar year 2015 and enroll a total of approximately 90 patients. We anticipate releasing topline data from the visual acuity primary endpoint at week 24 by the middle of calendar year 2016.

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

Additional Sustained Release Preclinical Development Programs

Ohr’s preclinical pipeline of sustained release programs include sustained release formulations of small molecule and protein therapeutics for the treatment of ocular diseases, including steroid induced glaucoma, allergies, and retinal disease. Ohr has several molecules under development for these indications and anticipates expanding the pipeline during fiscal year 2015 to include additional molecules and indications in ocular disease. We also anticipate potentially filing an investigational new drug application with the FDA on one sustained release program in the first half of calendar 2016.

(c) Animal Model for Dry-AMD

As part of the SKS Acquisition, we acquired the exclusive rights to an animal model for dry-AMD whereby mice are immunized with a carboxyethylpyrrole (“CEP”) which is bound to mouse serum albumin (“MSA”). CEP is produced following the oxidation of docosahexaenoic acid, which is abundant in the photoreceptor outer segments that are phagocytosed by the retinal pigment epithelium (“RPE”). A number of CEP-adducted proteins have been identified in proteomic studies to examine the composition of drusen and other subretinal deposits found in the eyes of patients with dry-AMD. Studies have shown that immunization of CEP-MSA can lead to an ophthalmic phenotype very similar to dry-AMD, including deposition of complement molecules in the RPE, thickening of the Bruch’s membrane, upregulation of inflammatory cytokines, and immune cell influx into the eye. Ohr licenses the intellectual property rights to this model, and EyeCRO, a development partner of the Company, has obtained exclusive rights to provide contracted screening services in the CEP model. EyeCRO is a contract research organization specializing in preclinical services to the ophthalmology industry. In addition, we have optimized the induction parameters to create disease pathology within 60 days. Upon immunization with CEP, a marked decrease in contrast sensitivity which precedes a loss of visual acuity, was observed, similar to what occurs in many patients with dry-AMD. Under the terms of the license agreement, we may receive royalties from EyeCRO during fiscal 2015.

(d) Non-Ophthalmology Assets

Ohr also owns various other compounds in earlier stages of development, including the PTP1b inhibitor Trodusquemine and related analogs. See “Corporate Strategy” concerning the Trodusquemine joint venture.

In January 2015, the Company ceased development of the OHR/AVR118 program and discontinued maintenance and prosecution of the intellectual property portfolio.

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

Competitive Landscape in wet-AMD

The current FDA approved market leaders for the treatment of wet-AMD are VEGF inhibitors, including Lucentis®, Eylea® and (off-label) Avastin®. In 2013, annual revenue (worldwide) was more than $3 billion for Lucentis, despite significant cannibalization by the off-label use of Avastin (estimated to be 45-60% of the overall market). Eylea®, was approved for use in wet-AMD in the U.S. in November 2011 and achieved 2013 revenues of approximately $1.4 billion. Both Lucentis and Eylea are administered via frequent intravitreal injections directly into the eye. We believe our primary competition is Fovista TM , a PDGF targeting pegylated aptamer being developed by Ophthotech and Novartis, which is currently enrolling three Phase III clinical studies to evaluate Fovista in combination with anti-VEGF agents, including Lucentis®, Eylea®, and Avastin®. To date, Fovista and OHR-102 are the only combination therapy approaches we are aware of that have demonstrated a visual acuity benefit when used in combination with an anti-VEGF intravitreal injection. The Fovista clinical trials are designed for patients to receive two intravitreal injections per month for a period of 24 months. Other programs that have completed or are currently in Phase II trials include MP0112, a VEGF targeting DARPin molecule being developed by Allergan, iSonep, a sphingosine-1-phosphate targeting agent being developed by LPath Inc and Pfizer, X-82, a tyrosine kinase inhibitor being developed by Xcovery Vision, ALG-1001, an integrin targeting peptide being developed by Allegro Ophthalmics, and AVA-101, a gene therapy being developed by Avalanche Biotechnologies. All of these products in clinical development, with the exception of X-82, use an intravitreal route of administration much like the current standards of care.

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

On February 26, 2014, the Company entered into a Joint Venture Agreement and related agreements with Cold Spring Harbor Laboratory (“CSHL”) pursuant to which a joint venture, DepYmed Inc. (“DepYmed”), was formed to further preclinical and clinical development of Ohr’s Trodusquemine and analogues as PTP1B inhibitors for undisclosed indications. PTP1B is non-receptor phospho-tyrosine protein phosphatase. PTP1B plays a role in many biological processes and may have potential uses in indications including cancer, diabetes, and obesity. The initial clinical focus of DepYmed will be in oncology applications, and DepYmed anticipates initiating a Phase I dose escalation study evaluating Trodusquemine in breast cancer patients by the end of the first calendar quarter of 2015; however, there can be no assurance that DepYmed will be able to design and support clinical trials or otherwise determine the efficacy or commercial potential of Trodusquemine for commercial use, or that regulatory authorities will approve final testing or marketing of any pharmaceutical product. DepYmed is jointly owned by CSHL and the Company, and licenses research from CSHL and intellectual property from the Company. In December 2014, DepYmed hired a full time CEO to run the operations of DepYmed and intends to seek private investment to fund the ongoing operations of DepYmed.

Liquidity and Sources of Capital

To continue development of its pharmaceutical products and continuing operation, the Company is reliant, at present, upon its capital reserves. The Company has no revenues. The Company announced the sale of 4,259,259 shares of common stock, inclusive of the over allotment, in an underwritten public offering on February 6, 2015, and expects to issue the shares and receive gross proceeds of approximately $28.8 million at the closing on February 11, 2015. With this additional capital, management believes the Company has sufficient capital to meet its planned operating needs through July 2016. At present, the Company has no bank line of credit or other fixed source of positive net working capital reserves. Should it need additional capitalization in the future, it will be primarily reliant upon private or public placement of its equities, and there can be no assurance that the Company will be successful in such efforts.

Results of Operations

Three Months Ended December 31, 2014

Three months ended December 31, 2014 (“2014”) compared to the three months ended December 31, 2013 (“2013”). Results of operations for the three months ended December 31, 2014 reflect the following changes from the prior period.

	2014	2013	Change
Operating Expenses
General and administrative	$163,516	$57,777	$105,739
Professional fees	175,243	384,215	(208,972)
Research and development	2,839,801	1,352,356	1,487,445
Salaries and wages	745,427	227,145	518,282
Total Operating Expenses	3,923,987	2,021,493	1,902,494

Operating Loss	(3,923,987)	(2,021,493)	(1,902,494)

Change in fair value of contingent consideration	(683,386)	—	(683,386)
Share in losses on investment in joint venture	(26,650)	—	(26,650)
Royalty and other income (expenses)	35,686	(432)	36,118
Net Loss	$(4,598,337)	$(2,021,925)	$(2,576,412)

The Company had no net revenues from operations in 2014. Accordingly, the Company also had no cost of revenue from operations in 2014.

General and administrative expenses from operations increased from $57,777 in 2013 to $163,516 in 2014. Professional fees decreased from $384,215 in 2013 to $175,243 in 2014. Salaries and wages increased from 2013 to 2014 due to salaries, option grants and bonuses that were higher in 2014 than in 2013. The Company expects salaries and wages, professional fees, and general and administrative expenses to increase in future periods as development of its products continues.

The Company incurred $2,839,801 in research and development expenses in 2014 compared to $1,352,356 in 2013. The increase is a result of the ongoing clinical trials in ophthalmic indications and increased costs associated with the acquisition of SKS Ocular, as well as maintenance and development of the products that it acquired in 2009. The Company expects research and development expenses to continue to rise as development of its products continues.

The Company had salaries and wages expenses in 2014 of $745,427 as compared to $227,145 in the same period in 2013. The increase was primarily the result of the increase of employees from the acquisition of SKS Ocular.

The Company had royalty and other income and expenses in 2014 of $35,686 as compared to ($432) in the same period in 2013. The increase was primarily the result of royalty income received during 2014. The Company also had a change in fair value of contingent consideration in 2014 of $683,386 and a share in losses on investment in joint venture of $26,650, compared to no expenses in these areas for 2013.

For the three months ended December 31, 2014, the Company recognized a net loss of $4,598,337 compared to a net loss of $2,021,925 for the same period in 2013. Until the Company is able to generate revenues, management expects to continue to incur such net losses.

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

In designing and evaluating the disclosure controls and procedures, our management, including the CEO and CFO, recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure controls objectives. Based on an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

As a result of material weakness of our internal controls over financial reporting identified during the period covered by our Annual Report on Form 10-K for year ended September 30, 2014, management implemented changes to our internal controls that are both organizational and process-focused in an effort to improve the control environment, including as it relates to our application of accounting principles regarding our fair-value process and review and approval of certain non-routine valuation calculations. We made changes to our control environment which include, among others:

• Identification of technical accounting resources for complex transactions on an ad hoc basis;

• Re-evaluation of key processes that support our financial reporting and technical accounting function; and

• Hiring of additional resources for assistance in these areas.

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

Risks Related to Our Business and Industry

We currently do not have, and may never have, any products that generate significant revenues.

We are a development stage pharmaceutical company and currently do not have, any may never have, any products that generate significant revenues. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. To date, we have not generated any product revenues from our product candidates currently in development. We cannot guarantee that any of our product candidates currently in development will ever become marketable products.

We must demonstrate that our drug candidates satisfy rigorous standards of safety and efficacy for their intended uses before the FDA, and other regulatory authorities in the United States, the European Union and elsewhere. Significant additional research, preclinical testing and clinical testing is required before we can file applications with the FDA or other regulatory authorities for premarket approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to administer, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. OHR-102, our most advanced drug candidate, is currently in Phase II clinical trials. We cannot be certain that the clinical development of this or any other drug candidates in preclinical testing or clinical development will be successful, that we will receive the regulatory approvals required to commercialize them or that any of our other research and drug discovery programs will yield a drug candidate suitable for investigation through clinical trials. Our commercial revenues from our product candidates currently in development, if any, will be derived from sales of drugs that will not become marketable for several years, if at all.

We have incurred significant losses and anticipate that we will incur additional losses. We might never achieve or sustain revenues.

We have experienced significant net losses since our inception. As of September 30, 2014, we had an accumulated deficit of approximately $43.3 million. We expect to incur net losses over the next several years as we advance our programs and incur significant clinical development costs. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We do not expect to receive for at least the next several years, any revenues from the commercialization of our product candidates.

There is no guarantee that our currently ongoing Phase II or our future Phase III clinical trial for OHR-102 in wet-AMD will be successful.

We commenced a clinical study, Study OHR-002 (or IMPACT Study), which began enrolling patients in late 2012. The IMPACT Study is a randomized, double masked, placebo controlled Phase II study to evaluate the efficacy and safety of OHR-102 for the treatment of wet-AMD. The study enrolled treatment naïve wet-AMD patients at 23 clinical sites in the U.S., who were treated with OHR-102 eye drops or placebo eye drops for a nine month period. Full enrollment was completed in April 2014, with final data on the study expected by the end of the first quarter of calendar 2015.

The historical rate of failures for product candidates in clinical development and late-stage clinical trials is high.

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

The Company plans to commence two Phase III trials in the first half of calendar year 2015 to evaluate the efficacy and safety of OHR-102 given in combination with Lucentis for newly diagnosed, treatment naïve patients with wet-AMD. Each Phase III study will be a randomized, double masked, placebo controlled trial and will enroll approximately 325 patients per arm. As with the Phase II IMPACT study, we expect to enroll patients with classic or occult only choroidal neovascularization and patients with a diagnosis of diabetes. During the first year of the study, patients will be randomized 1:1 to receive monthly Lucentis plus OHR-102 (Squalamine eye drops) twice a day or Lucentis plus placebo. During the second year they will receive Lucentis PRN (as needed) plus OHR-102 or placebo twice a day. The primary endpoint will be the proportion of patients achieving a ≥3 line (≥15 letters) improvement in visual acuity at nine months, as measured by a standard ETDRS visual acuity chart.

While we are currently conducting our Phase II clinical trial and plan to conduct Phase III clinical trials in accordance with the end of Phase II meeting, there is no guarantee that we will have the same level of success in these trials as we have in our earlier clinical trials, or be successful at all.

We believe that OHR-102 may also have clinical utility in indications other than wet-AMD. We have commenced three investigator sponsored trials (“ISTs”) in ophthalmic indications where a molecule that possesses anti-angiogenic properties may provide therapeutic benefit. These indications include branch retinal vein occlusion, central retinal vein occlusion, proliferative diabetic retinopathy, and diabetic macular edema.

If we do not successfully complete clinical development of OHR-102, we will be unable to market and sell products derived from it and to generate product revenues. Even if we do successfully complete clinical trials for OHR-102 in patients with wet-AMD, those results are not necessarily predictive of results of future pivotal trials that may be needed before we may submit a New Drug Application, or NDA, to the FDA for the initial or other future indications. Of the vast number of drugs in development, only a small percentage result in the submission of an NDA to the FDA, and even fewer result in the NDA ultimately being approved by the FDA for commercialization.

Delays, suspensions and terminations in our clinical trials could result in increased costs to us, delay our ability to generate product revenues and therefore may have a material adverse effect on our business, results of operations and future growth prospects.

The commencement of clinical trials can be delayed for a variety of reasons, including: delays in demonstrating sufficient safety and efficacy to obtain regulatory approval to commence a clinical trial; reaching agreement on acceptable terms with prospective contract research organizations and clinical trial sites; manufacturing sufficient quantities of a product candidate; obtaining clearance from the FDA to commence clinical trials pursuant to an Investigational New Drug application, or IND; obtaining institutional review board approval to conduct a clinical trial at a prospective clinical trial site; and patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical trial sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial.

Once a clinical trial has begun, it may be delayed, suspended or terminated due to a number of factors, including: ongoing discussions with regulatory authorities regarding the scope or design of our clinical trials or requests by them for supplemental information with respect to our clinical trial results; failure to conduct clinical trials in accordance with regulatory requirements; lower than anticipated screening or retention rates of patients in clinical trials; serious adverse events or side effects experienced by participants; and insufficient supply or deficient quality of product candidates or other materials necessary for the conduct of our clinical trials.

Many of these factors may also ultimately lead to denial of regulatory approval of a current or potential product candidate. If we experience delays, suspensions or terminations in a clinical trial, the commercial prospects for the related product candidate will be harmed, and our ability to generate product revenues will be delayed.

Even if we successfully complete the clinical trials of one or more of our product candidates, the product candidates may fail for other reasons.

Even if we successfully complete the clinical trials for one or more of our product candidates, the product candidates may fail for other reasons, including the possibility that the product candidates will:

·	fail to receive the regulatory approvals required to market them as drugs;

·	be subject to proprietary rights held by others requiring the negotiation of a license agreement prior to marketing;

·	be difficult or expensive to manufacture on a commercial scale;

·	have adverse side effects that make their use less desirable; or

·	fail to compete with product candidates or other treatments commercialized by our competitors.

In addition, our clinical trials may involve a specific and small patient population. Because of the small sample size, the results of these early clinical trials may not be indicative of future results. Adverse or inconclusive results may cause us to abandon a drug candidate and may delay development of other drug candidates. Any delay in, or termination of, our clinical and preclinical studies will delay the filing of our NDAs with the FDA and, ultimately, significantly impair our ability to commercialize our drug candidates and generate product revenues which would have a material adverse effect on our business and results of operations. If we are unable to receive the required regulatory approvals, secure our intellectual property rights, minimize the incidence of any adverse side effects or fail to compete with our competitors’ products, our business, financial condition, and results of operations could be materially and adversely affected.

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

Our product candidates may not gain acceptance among physicians, patients, or the medical community, thereby limiting our potential to generate revenues, which will undermine our future growth prospects.

Even if our product candidates are approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors, and our profitability and growth will depend on a number of factors, including:

·	the ability to provide acceptable evidence of safety and efficacy;

·	pricing and cost effectiveness, which may be subject to regulatory control;

·	our ability to obtain sufficient third-party insurance coverage or reimbursement;

·	effectiveness of our or our collaborators’ sales and marketing strategy;

·	relative convenience and ease of administration;

·	the prevalence and severity of any adverse side effects; and

·	availability of alternative treatments.

If any product candidate that we develop does not provide a treatment regimen that is at least as beneficial as the current standard of care or otherwise does not provide some additional patient benefit over the current standard of care, that product will not achieve market acceptance and we will not generate sufficient revenues to achieve profitability.

We may not be able to continue or fully exploit our partnerships with outside scientific and clinical advisors, which could impair the progress of our clinical trials and our research and development efforts.

We work with scientific and clinical advisors at academic and other institutions who are experts in the field of ocular disorders. They advise us with respect to our clinical trials. These advisors are not our employees and may have other commitments that would limit their future availability to us. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services, which may impair our reputation in the industry and delay the development or commercialization of our product candidates.

Relying on third-party manufacturers may result in delays in our clinical trials, regulatory approvals and product introductions.

We have no manufacturing facilities and do not have extensive experience in the manufacturing of drugs or in designing drug-manufacturing processes. We have contracted with third-party manufacturers to produce, in collaboration with us, our product candidates, including OHR-102, for clinical trials. If any of our product candidates are approved by the FDA or other regulatory agencies for commercial sale, we may need to amend our contract with our current manufacturer or contract with another third party to manufacture them in larger quantities. While we believe that there are alternative sources available to manufacture our product candidates, in the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty but, if they were to occur, they could cause a delay in our development and commercialization efforts. We have not entered into long-term agreements with our current third-party manufacturers or with any alternate suppliers. Although we intend to do so prior to any commercial launch of a product that is approved by the FDA in order to ensure that we maintain adequate supplies of commercial drug product, we may be unable to enter into such agreements or do so on commercially reasonable terms, which could delay a product launch or subject our commercialization efforts to significant supply risk.

The manufacturers of our product candidates are obliged to operate in accordance with FDA-mandated cGMPs. In addition, the facilities used by our contract manufacturers or other third party manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we request regulatory approval from the FDA. A failure of any of our current or future contract manufacturers to establish and follow cGMPs and to document their adherence to such practices may lead to significant delays in clinical trials or in obtaining regulatory approval of product candidates or the ultimate launch of products based on our product candidates into the market. Failure by our current or future third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions, and criminal prosecutions.

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

We currently have no sales, marketing or distribution capabilities and no experience in building a sales force and distribution capabilities. If we are ever in a position to commercialize our product candidates, of which there can be no assurance, we must either develop internal sales, marketing and distribution capabilities, which will be expensive and time consuming, or make arrangements with third parties to perform these services. If we decide to market any of our products directly, we must commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and with supporting distribution capabilities. Building an in-house marketing and sales force with technical expertise and distribution capabilities will require significant expenditures, management resources and time. Factors that may inhibit our efforts to commercialize our products directly and without strategic partners include:

·	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

·	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe our products;

·	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

·	unforeseen costs and expenses associated with creating and sustaining an independent sales and marketing organization.

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

We compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Our drug candidates will have to compete with existing therapies and therapies under development by our competitors. In addition, our commercial opportunities may be reduced or eliminated if our competitors develop and market products that are less expensive, more effective or safer than our drug products. Other companies have drug candidates in various stages of preclinical or clinical development to treat diseases for which we are also seeking to develop drug products. Some of these potential competing drugs are further advanced in development than our drug candidates and may be commercialized earlier. Even if we are successful in developing effective drugs, our products may not compete successfully with products produced by our competitors. Most of our competitors, either alone or together with their collaborative partners, operate larger research and development programs, staff and facilities, and have substantially greater financial resources than we do, as well as significantly greater experience in:

·	developing drugs;

·	undertaking preclinical testing and human clinical trials;

·	obtaining FDA and other regulatory approvals of drugs;

·	formulating and manufacturing drugs; and

·	launching, marketing and selling drugs.

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

The SKS Acquisition could lead to unforeseen operating difficulties and expenditures, including:

·	Reallocation of management time and focus from operating core ophthalmology business to integration challenges related to the SKS Acquisition;

·	Implementation of controls, procedures, and policies at research laboratory facility in San Diego, CA;

·	Integration of the SKS’ accounting, human resource, and other administrative systems, and coordination of product development functions;

·	Transition of SKS personnel into our existing platforms;

·	Challenges associated with integrating employees from SKS into our organization, and retention of employees from the businesses we acquire;

·	Liability for activities of the SKS before the SKS Acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities; and

·	Litigation or other claims in connection with SKS, including claims from terminated employees, customers, former stockholders, or other third parties.

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

Risk Factors Related to FDA Regulation

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

The process of obtaining FDA and other required regulatory approvals and clearances will require us to expend substantial time and capital. Despite the time and expense expended, regulatory approval is never guaranteed. The number of preclinical and clinical trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is in development for, and the requirements applicable to that particular drug candidate. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including that:

·	a drug candidate may not be shown to be safe or effective;

·	the FDA may not approve our manufacturing process;

·	the FDA may interpret data from preclinical and clinical trials in different ways than we do; and

·	the FDA may not meet, or may extend, the Prescription Drug User Fee Act date with respect to a particular New Drug Application (“NDA”).

For example, if certain of our methods for analyzing our trial data are not accepted by the FDA, we may fail to obtain regulatory approval for our product candidates. Moreover, if and when our products do obtain marketing approval, the marketing, distribution and manufacture of such products would remain subject to extensive ongoing regulatory requirements. Failure to comply with applicable regulatory requirements could result in:

·	warning letters

·	fines

·	civil penalties

·	injunctions

·	recall or seizure of products

·	total or partial suspension of production

·	refusal of the government to grant future approvals

·	withdrawal of approvals

·	criminal prosecution

Any delay or failure by us to obtain regulatory approvals for our product candidates could diminish competitive advantages that we may attain and would adversely affect the marketing of our products. We have not received regulatory approval to market any of our product candidates in any jurisdiction.

Following regulatory approval of any of our drug candidates, we will be subject to ongoing regulatory obligations and restrictions, which may result in significant expense and limit our ability to commercialize our potential products.

With regard to our drug candidates, if any, approved by the FDA or by another regulatory authority, we are held to extensive regulatory requirements over product manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping. Regulatory approvals may also be subject to significant limitations on the indicated uses or marketing of the drug candidates. Potentially costly follow-up or post-marketing clinical studies may be required as a condition of approval to further substantiate safety or efficacy, or to investigate specific issues of interest to the regulatory authority. Previously unknown problems with the drug candidate, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the drug, and could include withdrawal of the drug from the market.

In addition, the law or regulatory policies governing pharmaceuticals may change. New statutory requirements may be enacted or additional regulations may be enacted that could prevent or delay regulatory approval of our drug candidates. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or elsewhere. If we are not able to maintain regulatory compliance, we might not be permitted to market our drugs and our business could suffer.

Risks Related to Our Intellectual Property

Our ability to compete may be undermined if we do not adequately protect our proprietary rights.

Our commercial success depends on obtaining and maintaining proprietary rights to our product candidates and technologies and their uses, as well as successfully defending these rights against third-party challenges. We will be able to most effectively protect our product candidates, technologies, and their uses from unauthorized use by third parties to the extent that valid and enforceable patents, or effectively protected trade secrets, cover them. For example, we have rights under patents and patent applications US 7981876, 8716270, 6262283, 7728157,6962909, and 20130281420  to cover the Squalamine formulations, composition of matter, methods of manufacture and synthesis and uses.   Nonetheless, the issued patents and patent applications covering our primary technology programs remain subject to uncertainty due to a number of factors, including:

·	we may not have been the first to make one or more of the inventions covered by our pending patent applications or issued patents;

·	we may not have been the first to file patent applications for one or more of our product candidates or the technologies we rely upon;

·	others may independently develop similar or alternative technologies or duplicate any of our technologies;

·	our disclosures in a particular patent application may be determined to be insufficient to meet the statutory requirements for patentability;

·	one or more of our pending patent applications may not result in issued patents;

·	we may not seek or obtain patent protection in all countries that will eventually provide a significant business opportunity;

·	one or more patents issued to us or to our collaborators may not provide a basis for commercially viable products, may not provide us with any competitive advantages or may be challenged by third parties;

·	we may fail to file for patent protection in all of the countries where patent protection will ultimately be necessary or fail to comply with other procedural, documentary, fee payment or other provisions during the patent process in any such country, and we may be precluded from filing at a later date or may lose some or all patent rights in the relevant jurisdiction;

·	one or more of our technologies may not be patentable;

·	others may design around one or more of our patent claims to produce competitive products which fall outside of the scope of our patents;

·	others may identify prior art which could invalidate our patents; or

·	changes to patent laws may limit the exclusivity rights of patent holders.

Even if we have or obtain patents covering our product candidates or technologies, we may still be barred from making, using and selling one or more of our product candidates or technologies because of the patent rights of others. Others have or may have filed, and in the future are likely to file, patent applications covering compounds, assays, therapeutic products and delivery systems, including sustained release delivery, that are similar or identical to ours. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in the area of ocular disorders. These could materially affect our ability to develop our product candidates or sell our products. Because patent applications can take years to issue, there may be currently pending applications, unknown to us, that may later result in issued patents that our product candidates or technologies may infringe. These patent applications may have priority over one or more patent applications filed by us.

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

Disputes may arise regarding the ownership or inventorship of our inventions. It is difficult to determine how such disputes would be resolved. Others may challenge the validity of our patents. If one or more of our patents are found to be invalid, we will lose the ability to exclude others from making, using or selling the inventions claimed therein.

Some of our research collaborators and scientific advisors have rights to publish data and information to which we have rights. Additionally, employees whose positions may be eliminated in connection with restructurings may seek future employment with our competitors. Although each of our employees is required to sign a confidentiality agreement with us at the time of hire, we cannot guarantee that the confidential nature of our proprietary information will be maintained in the course of such future employment. In addition, technology that we may license in may become important to some aspects of our business. We generally will not control all of the patent prosecution, maintenance or enforcement of in-licensed technology.

We rely on confidentiality agreements that could be breached and may be difficult to enforce which could have a material adverse effect on our business and competitive position.

Our policy is to enter agreements relating to the non-disclosure of confidential information with third parties, including our contractors, consultants, advisors and research collaborators, as well as agreements that purport to require the disclosure and assignment to us of the rights to the ideas, developments, discoveries and inventions of our employees and consultants while we employ them. However, these agreements can be difficult and costly to enforce. Moreover, to the extent that our contractors, consultants, advisors and research collaborators apply or independently develop intellectual property in connection with any of our projects, disputes may arise as to the proprietary rights to this type of information. If a dispute arises, a court may determine that the right belongs to a third party, and enforcement of our rights can be costly and unpredictable. In addition, we rely on trade secrets and proprietary know-how that we will seek to protect in part by confidentiality agreements with our employees, contractors, consultants, advisors or others. In addition, courts outside the United States may be less willing to protect trade secrets. Despite the protective measures we employ, we still face the risk that:

·	these agreements may be breached;

·	these agreements may not provide adequate remedies for the applicable type of breach; or

·	our trade secrets or proprietary know-how will otherwise become known.

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

We have not received to date any claims of infringement by any third parties. However, as our product candidates progress into clinical trials and commercialization, if at all, our public profile and that of our product candidates may be raised and generate such claims. Defending against such claims, and occurrence of a judgment adverse to us, could result in unanticipated costs and may have a material adverse effect on our business and competitive position. If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to:

·	obtain licenses, which may not be available on commercially reasonable terms, if at all;

·	redesign our products or processes to avoid infringement;

·	stop using the subject matter claimed in the patents held by others, which could cause us to lose the use of one or more of our drug candidates;

·	defend litigation or administrative proceedings that may be costly whether we win or lose, and which could result in a substantial diversion of management resources; or

·	pay damages.

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

A dispute concerning the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be time consuming and costly, and an unfavorable outcome could harm our business.

There is significant litigation in our industry regarding patent and other intellectual property rights. While we are not currently subject to any pending intellectual property litigation, and are not aware of any such threatened litigation, we may be exposed to future litigation by third parties based on claims that our product candidates, technologies or activities infringe the intellectual property rights of others. If our drug development activities are found to infringe any such patents, we may have to pay significant damages or seek licenses to such patents If our products are found to infringe any such patents, we may have to pay significant damages or seek licenses to such patents. A patentee could prevent us from making, using or selling the patented compounds. We may need to resort to litigation to enforce a patent issued to us, protect our trade secrets or determine the scope and validity of third-party proprietary rights. From time to time, we may hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities conducted by us. Either we or these individuals may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, regardless of whether we win or lose. We also may not be able to afford the costs of litigation.

The patent applications of pharmaceutical and biotechnology companies involve highly complex legal and factual questions, which, if determined adversely to us, could negatively impact our patent position.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. The U.S. Patent and Trademark Office’s standards are uncertain and could change in the future. Consequently, the issuance and scope of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. U.S. patents and patent applications may also be subject to interference or derivation proceedings, and U.S. patents may be subject to ex parte review and reexamination proceedings in the U.S. Patent and Trademark Office (and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent office), which proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. Similarly, opposition or invalidity proceedings could result in loss of rights or reduction in the scope of one or more claims of a patent in foreign jurisdictions. Such interference, ex parte review, reexamination and opposition proceedings may be costly. Accordingly, rights under any issued patents may not provide us with sufficient protection against competitive products or processes.

Changes in or different interpretations of patent laws in the United States and foreign countries may permit others to use our discoveries or to develop and commercialize our technology and products without providing any compensation to us or may limit the number of patents or claims we can obtain. In particular, there have been proposals to shorten the exclusivity periods available under U.S. patent law that, if adopted, could substantially harm our business. The product candidates that we are developing are protected by intellectual property rights, including patents and patent applications. If any of our product candidates becomes a marketable product, we will rely on our exclusivity under patents to sell the compound and recoup our investments in the research and development of the compound. If the exclusivity period for patents is shortened, then our ability to generate revenues without competition will be reduced and our business could be materially adversely impacted. The laws of some countries do not protect intellectual property rights to the same extent as U.S. laws, and those countries may lack adequate rules and procedures for defending our intellectual property rights. For example, some countries, including many in Europe, do not grant patent claims directed to methods of treating humans and, in these countries, patent protection may not be available at all to protect our product candidates. In addition, U.S. patent laws may change, which could prevent or limit us from filing patent applications or patent claims to protect our products or technologies or limit the exclusivity periods that are available to patent holders. For example, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was recently signed into law and includes a number of significant changes to U.S. patent law. These include changes to transition from a “first-to-invent” system to a “first-to-file” system and to the way issued patents are challenged. These changes may favor larger and more established companies that have more resources to devote to patent application filing and prosecution. The U.S. Patent and Trademark Office has been in the process of implementing regulations and procedures to administer the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act may affect our ability to obtain, enforce or defend our patents. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will ultimately have on the cost of prosecuting our patent applications, our ability to obtain patents based on our discoveries and our ability to enforce or defend our issued patents.

If we fail to obtain and maintain patent protection and trade secret protection of our product candidates, proprietary technologies and their uses, we could lose our competitive advantage and competition we face would increase, reducing our potential revenues and adversely affecting our ability to attain or maintain profitability.

Risks Related to our Common Stock

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

Factors that may cause the market price and volume of our common stock to decrease include:

·	adverse results or delays in our clinical trials;

·	fluctuations in our results of operations, timing and announcements of our bio-technological innovations or new products or those of our competitors;

·	developments concerning any strategic alliances or acquisitions we may enter into;

·	announcements of FDA non-approval of our drug products, or delays in the FDA or other foreign regulatory review process or actions;

·	adverse actions taken by regulatory agencies with respect to our drug products, clinical trials, manufacturing processes or sales and marketing activities;

·	any lawsuit involving us or our drug products;

·	developments with respect to our patents and proprietary rights;

·	announcements of technological innovations or new products by our competitors;

·	public concern as to the safety of products developed by us or others;

·	regulatory developments in the United States and in foreign countries;

·	changes in stock market analyst recommendations regarding our common stock or lack of analyst coverage;

·	the pharmaceutical industry conditions generally and general market conditions;

·	failure of our results of operations to meet the expectations of stock market analysts and investors;

·	sales of our common stock by our executive officers, directors and five percent stockholders or sales of substantial amounts of our common stock;

·	changes in accounting principles; and

·	loss of any of our key scientific or management personnel.

The market for our common stock is illiquid. Our stockholders may not be able to resell their shares at or above the purchase price paid by such stockholders, or at all.

Our common stock is quoted on the NASDAQ Capital Market. The market for our securities is illiquid. This illiquidity may be caused by a variety of factors including:

·	lower trading volume; and

·	market conditions.

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

We will need additional financing to further our drug and delivery platform development programs as well as future trials and may not be able to raise additional capital on favorable terms, if at all.

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

We will not be able to sell Squalamine and our sustained release ophthalmological platform or our other products in the United States unless we submit, and the FDA approves, an NDA for each such product. We must conduct clinical trials of each of our products in humans before we submit an NDA. We currently do not have sufficient capital to complete the necessary trials to complete the development of Squalamine and our sustained release ophthalmological platform or any of our other therapeutic drug products.

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

As disclosed in Item 9A of our Annual Report on Form 10-K for the year ended September 30, 2014, management identified a material weakness in our internal control over financial reporting related to fair value accounting for non-recurring items. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control—An Integrated Framework. We are actively engaged in implementing a remediation plan designed to address this material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. We expect to experience higher than anticipated operating expenses as well as increased independent auditor and consultant fees during the implementation of these changes and thereafter. Further, we may need to hire additional qualified personnel. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the price of our common stock.

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

Our Board of Directors has the authority to issue Serial Preferred Stock, which could affect the rights of holders of our common stock and may delay or prevent a takeover that could be in the best interests of our stockholders.

The Board of Directors has the authority to issue up to 9,416,664 shares of Serial Preferred Stock, $.0001 par value per share (the “Serial Preferred Stock”) (after giving effect to the conversion and cancellation of a previous issue of 5,583,336 shares of Series B Preferred), in one or more series and to fix the number of shares constituting any such series, the voting powers, designation, preferences and relative participation, optional or other special rights and qualifications, limitations or restrictions thereof, including the dividend rights and dividend rate, terms of redemption (including sinking fund provisions), redemption price or prices, conversion rights and liquidation preferences of the shares constituting any series, without any further vote or action by the stockholders. 6,000,000 shares of the Serial Preferred Stock, designated the Series B Preferred, have been authorized, 5,583,336 were issued and, as of the date of this filing, all such shares have been converted and no Series B Preferred shares remain issued and outstanding. The issuance of additional Serial Preferred Stock could affect the rights of the holders of Common Stock. For example, such issuance could result in a class of securities outstanding that would have preferential voting, dividend, and liquidation rights over the Common Stock, and could (upon conversion or otherwise) enjoy all of the rights appurtenant to the shares of Common Stock. The authority possessed by the Board of Directors to issue Serial Preferred Stock could potentially be used to discourage attempts by others to obtain control of the Company through merger, tender offer, proxy contest or otherwise by making such attempts more difficult or costly to achieve. The Board of Directors may issue the Serial Preferred Stock without stockholder approval and with voting and conversion rights which could adversely affect the voting power of holders of Common Stock. There are no agreements or understandings for the issuance of Serial Preferred Stock and the Board of Directors has no present intention to issue any Serial Preferred Stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On October 17, 2014, the Company issued 2,000 common shares in connection with the exercise of warrants for total proceeds of $3,000.

On October 29, 2014, the Company issued 4,000 common shares with a fair value of $7.19 per share for consulting services and recognized stock-based compensation expense of $28,760.

On December 23, 2014, the Company issued 5,952 common shares as settlement of accounts payable in the amount of $50,000.

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

Date: February 9, 2015

OHR PHARMACEUTICAL, INC. (Registrant)

By:	/s/ Irach Taraporewala
Irach Taraporewala
Principal Executive Officer

By:	/s/ Sam Backenroth
Sam Backenroth
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

