Form 10-Q/A
period 2014-12-31
Ohr Pharmaceutical Inc
filed 2015-02-10
CIK 1173281

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

1

EXPLANATORY NOTE

The sole purpose of this Amendment 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014, originally filed with the Securities and Exchange Commission on February 9, 2015, is to furnish Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the consolidated financial statements and notes included in Part I, Item I of the Form 10-Q.

No other changes have been made to the Form 10-Q, and the Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date.

2

Item 6.	Exhibits

Exhibit	Number

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 10, 2015

OHR PHARMACEUTICAL, INC. (Registrant)

By:	/s/ Irach Taraporewala
Irach Taraporewala
Principal Executive Officer

By:	/s/ Sam Backenroth
Sam Backenroth
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

4