Form 10-Q
period 2015-03-31
Ohr Pharmaceutical Inc
filed 2015-05-11
CIK 1173281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington , D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,331,309 shares of Common Stock outstanding as of May 11, 2015.

OHR PHARMACEUTICAL, INC.

2

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

OHR PHARMACEUTICAL, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31,	September 30,
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$32,823,262	$13,220,494
Prepaid expenses and other current assets	765,918	133,527

Total Current Assets	33,589,180	13,354,021

EQUIPMENT, net	166,450	104,425

OTHER ASSETS
Security deposit	12,243	12,243
Investment in joint venture	35,282	3,143
Intangible assets, net	16,895,476	17,810,400
Goodwill	740,912	740,912

TOTAL ASSETS	$51,439,543	$32,025,144

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,320,020	$351,864
Notes payable	189,231	43,899
Contingent stock consideration	1,774,552	4,877,359

Total Current Liabilities	3,283,803	5,273,122

TOTAL LIABILITIES	3,283,803	5,273,122

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, Series B; 6,000,000 shares authorized, $0.0001 par value, zero shares issued and outstanding	—	—
Common stock; 180,000,000 shares authorized, $0.0001 par value, 29,958,592 and 25,254,190 shares issued and outstanding, respectively	2,996	2,525
Additional paid-in capital	99,407,797	70,063,045
Accumulated deficit	(51,255,053)	(43,313,548)

Total Stockholders' Equity	48,155,740	26,752,022
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$51,439,543	$32,025,144

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OHR PHARMACEUTICAL, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
OPERATING EXPENSES
General and administrative	$3,637,563	$1,338,401	$4,558,345	$1,967,712
Research and development	2,873,263	607,880	5,513,466	1,977,533
Depreciation and amortization	295,262	22,102	600,884	44,631

OPERATING LOSS	6,806,088	1,968,383	10,672,695	3,989,876

OTHER INCOME (EXPENSE)
Interest expense	(1,100)	—	(1,533)	(513)
Change in fair value of contingent consideration	3,786,193	—	3,102,807	—
Share in losses on investment in joint venture	(41,211)	—	(67,861)	—
Impairment of Intangibles	(338,906)	—	(338,906)	—
Interest income	564	132	870	213
Royalty income	—	—	35,813	—

Total Other Income (Expense)	3,405,540	132	2,731,190	(300)

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(3,400,548)	(1,968,251)	(7,941,505)	(3,990,176)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(3,400,548)	$(1,968,251)	$(7,941,505)	$(3,990,176)

BASIC AND DILUTED LOSS PER SHARE	$(0.12)	$(0.10)	$(0.30)	$(0.20)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
BASIC AND DILUTED	27,713,410	20,237,591	26,479,538	20,053,535

The accompanying notes are an integral part of these unaudited financial statements.

OHR PHARMACEUTICAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	March 31,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(7,941,505)	$(3,990,176)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	353,876	—
Warrants issued for services	8,559	949,243
Stock option expense	2,269,785	853,177
Change in fair value of contingent consideration	(3,102,807)	—
Share in losses on investment in joint venture	67,861	—
Depreciation	24,866	5,842
Amortization of intangible assets	576,018	38,789
Impairment of Intangibles	338,906	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(419,991)	2,449
Accounts payable and accrued expenses	1,018,156	305,192

Net Cash Used in Operating Activities	(6,806,276)	(1,835,484)

INVESTING ACTIVITIES
Investment in joint venture	(100,000)	—
Purchase of equipment	(86,891)	—
Net Cash Used in Investing Activities	(186,891)	—

FINANCING ACTIVITIES

Proceeds for issuance of common stock for cash	26,582,998	—
Proceeds from warrants exercised for cash	80,005	200,752
Repayments of short-term notes payable	(67,068)	(14,051)

Net Cash Provided by Financing Activities	26,595,935	186,701

NET CHANGE IN CASH	19,602,768	(1,648,783)
CASH AT BEGINNING OF PERIOD	13,220,494	5,122,895

CASH AT END OF PERIOD	$32,823,262	$3,474,112

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$1,533	$513
Income Taxes	—	—

NON CASH FINANCING ACTIVITIES:
Financing of insurance premiums through issuance of short term notes	$212,400	$194,000
Conversion of preferred for common stock	—	50
Common stock issued to settle accounts payable	50,000	50,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Ohr Pharmaceutical, Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2015

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by Ohr Pharmaceutical, Inc. (“the Company”) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s September 30, 2014 audited consolidated financial statements. The results of operations for the periods ended March 31, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates subject to change in the near term include impairment (if any) of long-lived assets and fair value of contingent consideration.

Fair Value of Financial Instruments

In accordance with Accounting Standards Codification 820 – Fair Value Measurement (“ASC 820”), the carrying value of cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates fair value due to the short-term maturity of these instruments. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

Level 3-Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own beliefs about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2015 and September 30, 2014, on a recurring basis:

Assets and liabilities measured at fair value on a recurring basis at March 31, 2015	Level 1	Level 2	Level 3	Total Carrying Value
Contingent stock consideration	$—	$—	$1,774,552	$1,774,552
	$—	$—	$1,774,552	$1,774,552

Assets and liabilities measured at fair value on a recurring basis at September 30, 2014	Level 1	Level 2	Level 3	Total Carrying Value
Contingent stock consideration	$—	$—	$4,877,359	$4,877,359
	$—	$—	$4,877,359	$4,877,359

The following tables present the change in fair value of financial instruments as of March 31, 2015, by caption on the consolidated balance sheets and by ASC 820 valuation hierarchy described above.

Level 3 Reconciliation:	Contingent Stock Consideration
Total level 3 assets and liabilities at September 30, 2014	$4,877,359
Purchases, sales, issuances and settlements (net)	—
Mark to market adjustments	(3,102,807)
Total level 3 assets and liabilities at March 31, 2015	$$1,774,552

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets at March 31, 2015 and September 30, 2014, consist of:

	March 31, 2015	September 30, 2014
License rights	$17,712,991	$17,712,991
Patent costs	200,000	800,000
	17,912,991	18,512,991
Accumulated amortization	(1,017,515)	(702,591)
Total intangible assets, net	$16,895,476	$17,810,400

During the three and six month periods ended March 31, 2015, the Company recognized $278,032 and $576,018 in amortization expense on the patent and license rights, respectively.

In January 2015, the Company discontinued development of the OHR/AVR118 program. In connection with this decision, the patent portfolio is no longer being maintained and the remaining $339,906 in unamortized patent costs have been written off.

NOTE 4 – NOTES PAYABLE

On February 28, 2015, the Company entered into a financing arrangement for its directors and officers insurance policy in the amount of $212,400. The financing arrangement bears interest at 6.75% and will be fully paid in 9 months from the date of issuance. As of March 31, 2015, the Company had repaid $23,168 of principal and had paid interest of $1,100 in cash.

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

On January 6, 2015, the Company received a notice of exercise for 16,667 Warrants with an exercise price of $2.85. Accordingly, the Company issued 16,667 common shares for proceeds of $47,500.

On January 6, 2015, the Company issued 37,038 shares of common stock at a price of $8.19 per share as compensation for services performed in the amount of $303,341.

On January 12, 2015, the Company received a notice of exercise for 10,137 Warrants with an exercise price of $1.65. Accordingly, the Company issued 10,137 common shares for proceeds of $16,727.

On January 12, 2015, the Company received a notice of exercise for 2,818 Warrants with an exercise price of $1.65. Accordingly, the Company issued 2,818 common shares for proceeds of $4,650.

On January 13, 2015, the Company received a notice of exercise for 4,926 Warrants with an exercise price of $1.65. Accordingly, the Company issued 4,926 common shares for proceeds of $8,128.

On January 15, 2015, 66,667 warrants were exercised at an exercise price per share of $1.65 using cashless exercise. Accordingly, the Company issued 54,659 common shares.

On February 6, 2015, the Company issued 10,714 restricted shares of common stock at a price of $7.00 per share as compensation for services performed in the amount of $74,998. These shares will vest at the end of each quarter of 2015. During the six months ended March 31, 2015 $18,750 were expensed as compensation of services performed.

On February 11, 2015, the Company issued 4,259,259 common stock at a price of $6.75 per share. Accordingly, the Company received net proceeds of approximately $26,582,998.

On February 24, 2015, the Company issued 60,000 shares of common stock at a price of $9.78 per share as compensation for services to be performed in the amount of $586,800. These shares vest fifty percent on the first anniversary of the date issued and twenty five percent on each of the next two anniversaries date issued. During the six months ended March 31, 2015 $3,026 were expensed as compensation of services performed.

On March 27, 2015, 164,631 warrants were exercised at an exercise price per share of $1.95 using cashless exercise. Accordingly, the Company issued 131,331 common shares.

On March 27, 2015, 168,520 warrants were exercised at an exercise price per share of $3.60 using cashless exercise. Accordingly, the Company issued 104,901 common shares.

NOTE 6 – COMMON STOCK WARRANTS

Below is a table summarizing the common stock warrants issued and outstanding as of March 31, 2015:

	Number Outstanding	Weighted-Average Exercise Price
Outstanding at September 30, 2014	1,947,008	$3.64
Granted	—	—
Exercised	(436,366)	2.55
Forfeited	(32,834)	1.50
Outstanding at March 31, 2015	1,477,808	$4.00

The outstanding warrants as of March 31, 2015 have an intrinsic value of $177,275.

During the six month period ended March 31, 2015, 36,548 warrants to purchase common stock at exercise prices ranging from $1.50 to $2.85 were exercised and 36,548 shares of common stock were issued for proceeds of $80,005. In addition, 399,818 warrants to purchase common stock, with exercise prices ranging from $1.95 to $3.60, were exercised via cashless exercise. Accordingly, the Company issued 290,891 shares of common stock for such exercises. A total of 32,834 warrants were forfeited during the six month period ended March 31, 2015.

NOTE 7 – COMMON STOCK OPTIONS

During the three and six month periods ended March 31, 2015, the Company recognized $1,907,757 and $2,269,785 of expense related to options granted, respectively. Unamortized option expense as of March 31, 2015 for all options outstanding amounted to $5,786,087.

Below is a table summarizing the options issued and outstanding as of March 31, 2015:

	Number Outstanding	Weighted-Average Exercise Price
Outstanding at September 30, 2014	2,048,335	$5.43
Granted	1,106,000	9.04
Exercised	—	—
Forfeited	(40,000)	8.39
Outstanding at March 31, 2015	3,114,335	$6.70

As of March 31, 2015, the outstanding options have an intrinsic value of $817,000.

The fair value of options granted are estimated at the date of grant using the Black-Scholes option-pricing model and the following assumptions: stock price at valuation, $2.54; expected term of 3 to 3.25 years, exercise price of $1.50-$10.14, a risk free interest rate of 1.02-1.10 percent, a dividend yield of 0 percent and volatility of 121-128 percent. The average vesting period of shares issued during the six month period ending March 31, 2015 is 2.5 years with 25% of the options vesting at the date of the grant.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s results of operations, prospects, cash flows, financial position and brand. To the best knowledge of the Company’s management, at March 31, 2015 there are no legal proceedings which the Company believes will have a material adverse effect on its business, results of operations, cash flows or financial condition.

Contingent Stock Consideration

On May 30, 2014, the Company completed the acquisition of certain assets of SKS Ocular, LLC, and SKS Ocular 1, LLC, including licenses, patents and contracts relating to micro-fabrication polymer-based sustained delivery platforms related to ocular therapeutics and dry age-related macular degeneration animal models, together with biomarkers to support such models.

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

NOTE 9 – SUBSEQUENT EVENTS

On April 2, 2015, the Company issued 372,717 shares of common stock pursuant to the cashless exercise of 579,272 warrants to purchase common stock at an exercise price ranging from $1.95 to $3.60.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “plans,” and words of similar import, constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company’s financial and business prospects. These forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of such Act and with the intention of obtaining the benefits of the “safe harbor” provisions of such Act. The Company cautions investors that any forward-looking statements it makes are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. Any investment in our common stock involves a high degree of risk. For a general discussion of some of these risks in greater detail, see our “Risk Factors” included in this report beginning on page 21.

Company Overview

Ohr Pharmaceutical, Inc. (“we”, “Ohr”, the “Company” or the “Registrant”) is a pharmaceutical company focused on the development of novel therapeutics and delivery technologies for the treatment of ocular disease. Our development pipeline consists of multiple development programs and indications at various stages of development. Our lead clinical program, OHR-102 eye drops, is a novel therapeutic product which could provide a non-invasive therapy to improve vision outcomes without requiring multiple injections per office visit. We are evaluating OHR-102 eye drops, given in combination with Lucentis injections, for the treatment of retinal diseases including wet-AMD, retinal vein occlusion and proliferative diabetic retinopathy. Data from a Phase II clinical trial in wet-AMD demonstrated a positive and clinically meaningful treatment effect of OHR-102 combination therapy in classic containing choroidal neovascularization (classic CNV).

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

Ohr formulated Squalamine as a topical solution (OHR-102 or Squalamine lactate ophthalmic solution 0.2%) for ophthalmic indications and optimized the formulation for enhanced uptake into the back of the eye, and to potentially provide increased comfort in an elderly patient population. Preclinical testing has demonstrated that the eye drop formulation is both safe to ocular tissues and achieves in excess of target anti-angiogenic concentrations in the tissues of the back of the eye. The Company is advancing its clinical wet-AMD program with this topical formulation. Unlike other combination therapy approaches being evaluated in clinical studies, OHR-102 does not require direct injection into the eye.

OHR-102 (Squalamine eye drops) used in combination with an anti-VEGF agent may provide several potential advantages over combination therapy approaches currently being investigated in clinical studies including:

•	Daily eye drop therapy compared to an additional monthly intravitreal injection.

•	Potential for use in combination with an as-needed anti-VEGF injection (PRN) regimen instead of a monthly anti-VEGF injection.

•	Inhibition of multiple growth factor pathways.

•	Cost advantage of manufacturing a small molecule when compared to large molecule proteins and antibodies.

Phase II Trial in wet-AMD: the IMPACT Study (formerly OHR-002)

We commenced a clinical study, Study OHR-002 (or IMPACT Study), which began enrolling patients in late 2012. The IMPACT Study was a randomized, double masked, placebo controlled Phase II study to evaluate the efficacy and safety of OHR-102 for the treatment of wet-AMD. The study enrolled treatment naïve wet-AMD patients at more than 20 clinical sites in the U.S., who were treated with OHR-102 eye drops or placebo eye drops for a nine month period. Full enrollment was completed in April 2014. In March 2015, we completed the IMPACT Study and announced topline results. As we previously reported, on May 6, 2015, we presented the final data from the study at the 2015 Association for Research in Vision and Ophthalmology (ARVO) Conference. Furthermore, we intend to present the final data from the IMPACT Study at other scientific conferences or forums throughout 2015.

Data from the IMPACT study demonstrated that, in that the intent-to-treat (ITT-LOCF) population with classic containing choroidal neovascularization (CNV) (OHR-102 n=38, Lucentis® monotherapy n=32), 42% of the patients receiving OHR-102 achieved a ≥3 line gain at nine months, as compared to 28% in the Lucentis monotherapy group. In patients with classic CNV (ITT-LOCF), mean gains in visual acuity were +10.5 letters for the OHR-102 combination arm and +5.4 letters with Lucentis monotherapy, a clinically meaningful benefit of +5.1 letters. The mean number of injections between the treatment arms, the primary endpoint of the study, was not meaningfully different. Less of a benefit was seen in the overall population (classic CNV and occult only CNV lesions). The classic CNV population represents approximately two thirds of the total wet-AMD population. The positive effect on visual acuity in classic CNV was seen early in the course of treatment and continued to increase through the end of the study, supporting the planned Phase III development program for a targeted population.

Phase III Trials in wet-AMD

The data from the Phase II clinical trial support the Company conducting Phase III trials for a targeted population, with enrollment criteria to be determined based on a complete analysis of the Phase II clinical trial. At an end of Phase II meeting with the U.S. Food and Drug Administration (“FDA”) in September 2014, the FDA agreed with the Company on a 9 month primary efficacy endpoint for the Phase III trials. We anticipate initiating the Phase III clinical trial program in the second half of calendar 2015.

Ongoing ISTs - OHR-102 (Squalamine Lactate Ophthalmic Solution 0.2%)

We have commenced investigator sponsored trials (“ISTs”) in ophthalmic indications where a molecule that possesses anti-angiogenic properties may provide therapeutic benefit. These indications include branch retinal vein occlusion, central retinal vein occlusion, proliferative diabetic retinopathy, and diabetic macular edema.

OHR-102 in Proliferative Diabetic Retinopathy (“PDR”) - Study 003

Study 003 is an open-label monotherapy IST evaluating OHR-102 eye drops in five patients with PDR. Patients enrolled in the study receive OHR-102 for a six month treatment period and are then followed for an additional two months. The endpoints include regression of neovascularization, anatomical measurements, visual acuity, and safety parameters. The principal investigator of Study 003 presented a case report from the first patient to complete the protocol at the Macula Society meeting on February 19, 2014. In this case report, the oral presentation discussed the case of a treatment naïve patient diagnosed with PDR. The data demonstrated that topical application of OHR-102 in a monotherapy regimen, twice daily and then four times daily, was associated with regression of retinal neovascularization within two months. The retinal neovascularization remained regressed throughout the six months of four times daily OHR-102 eye drop therapy. One month after cessation of treatment, the abnormal blood vessels returned in this patient’s retina in the absence of OHR-102 treatment, and continued to grow through the second month, the latest time point measured. The study has completed enrollment and we expect the final data will be disseminated by the investigator in a scientific publication or will be available for presentation at a scientific conference or forum in calendar year 2015.

OHR-102 in Branch and Central Retinal Vein Occlusion -Study 004

Study 004 is an IST evaluating OHR-102 eye drops in 20 patients with branch and central retinal vein occlusion. All patients in the study received OHR-102 for ten weeks, with injections of Lucentis at week 2 and 6, and a data readout at week 10. At week 10, the patients entered into the extension phase and have been randomized 1:1 to either continue or discontinue taking OHR-102 eye drops through week 38 (“extension phase”) During the extension phase, the patients will receive Lucentis injections on a PRN basis based on fluid based OCT criteria. The principal investigator presented the ten week data from the study at the American Society of Retina Specialists on August 9, 2014. The data demonstrated that, at week 10, the mean gain in visual acuity was 20.3 letters for all 20 eyes using the combination therapy. In addition, the mean visual acuity for all 20 eyes at week 10 was 20/32. At week 10, the average central foveal thickness for all 20 eyes was reduced to 270u. One of 20 eyes qualified for an injection of ranibizumab at week 10, indicating dryness of the retina and a 95% macular deturgescence rate. Study 004 has completed enrollment and we expect data from the extension phase including visual acuity parameters and injection frequency to be available in July 2015 for presentation by the investigator at the Annual Scientific Meeting of the American Society of Retina Specialists in Vienna, Austria.

OHR 102 in Diabetic Macular Edema (“DME”) - Study 005

Study 005 is a multi-center, randomized, masked, placebo controlled IST that will evaluate OHR-102 eye drops in patients with DME. Patient enrollment for this study has not begun, and it is uncertain when it will commence.

(b) SKS Sustained Release Ocular Drug Delivery Platform Technology and Research Programs

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

Ohr’s preclinical pipeline of sustained release programs include sustained release formulations of small molecule and protein therapeutics for the treatment of ocular diseases, including glaucoma, steroid induced glaucoma, allergies, and retinal disease. Ohr has several molecules under development for these indications and anticipates expanding the pipeline during calendar year 2015 to include additional molecules and indications in ocular disease. We also anticipate potentially filing an investigational new drug application with the FDA on one sustained release program in calendar 2016.

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

Wet-AMD Market

Age-related macular degeneration (“AMD”) is a medical condition which usually affects older adults and generally results in a loss of vision. AMD occurs in “dry” (non-exudative) and “wet” (exudative) forms. wet-AMD is the advanced form of macular degeneration that involves the formation of abnormal and leaky blood vessels in the back of the eye behind the retina, through a process known as choroidal neovascularization (“CNV”). The wet form accounts for approximately 15 percent of all AMD cases, yet is responsible for 90 percent of severe vision loss associated with AMD. According to the National Eye Institute, the prevalence of wet-AMD among adults 40 years or older in the U.S. alone is estimated at 1.75 million people. In addition, more than 200,000 new cases are diagnosed yearly in the U.S.

Competitive Landscape in wet-AMD

The current FDA approved market leaders for the treatment of wet-AMD are VEGF inhibitors, including Lucentis®, Eylea® and (off-label) Avastin®. In 2013, annual revenue (worldwide) was more than $3 billion for Lucentis, despite significant cannibalization by the off-label use of Avastin (estimated to be 45-60% of the overall market). Eylea®, was approved for use in wet-AMD in the U.S. in November 2011 and achieved 2013 revenues of approximately $1.4 billion. Both Lucentis and Eylea are administered via frequent intravitreal injections directly into the eye. We believe our primary competition is Fovista TM , a PDGF targeting pegylated aptamer being developed by Ophthotech and Novartis, which is currently enrolling three Phase III clinical studies to evaluate Fovista in combination with anti-VEGF agents, including Lucentis®, Eylea®, and Avastin®. To date, Fovista and OHR-102 are the only combination therapy approaches we are aware of that have demonstrated a visual acuity benefit when used in combination with an anti-VEGF intravitreal injection. The Fovista clinical trials are designed for patients to receive two intravitreal injections per month for a period of 24 months. Other programs that have completed or are currently in Phase II trials include RTH258, a VEGF targeting antibody fragment being developed by Novartis, MP0112, a VEGF targeting DARPin molecule being developed by Allergan, iSonep, a sphingosine-1-phosphate targeting agent being developed by LPath Inc and Pfizer, X-82, a tyrosine kinase inhibitor being developed by Xcovery Vision, ALG-1001, an integrin targeting peptide being developed by Allegro Ophthalmics, and AVA-101, a gene therapy being developed by Avalanche Biotechnologies. All of these products in clinical development, with the exception of X-82, use an intravitreal route of administration much like the current standards of care.

Corporate Strategy

The Company is currently actively developing its pipeline products for applications in ophthalmology. During the 2014 fiscal year, we transitioned Ohr to a core focus on ophthalmology indications and building an ophthalmology-focused pipeline, for instance, through our acquisition of SKS Ocular in May 2014.

After the presentations of the interim results from the Phase II IMPACT Study with OHR-102, we began an initiative to seek and implement strategic alternatives with respect to our products, including licenses, business collaborations and other business combinations or transactions with other pharmaceutical and biotechnology companies. We are currently in discussions and will continue to engage in discussions with third parties regarding the licensure, sale or acquisition of our products and technologies or a merger or sale of the Company; however, we currently do not have any agreement to enter into such a transaction, and there is no assurance that the Company will complete such a transaction.

On February 26, 2014, the Company entered into a Joint Venture Agreement and related agreements with Cold Spring Harbor Laboratory (“CSHL”) pursuant to which a joint venture, DepYmed Inc. (“DepYmed”), was formed to further preclinical and clinical development of Ohr’s Trodusquemine and analogues as PTP1B inhibitors for undisclosed indications. PTP1B is non-receptor phospho-tyrosine protein phosphatase. PTP1B plays a role in many biological processes and may have potential uses in indications including cancer, diabetes, and obesity. The initial clinical focus of DepYmed will be in oncology applications, and DepYmed anticipates initiating a Phase I dose escalation study evaluating Trodusquemine in breast cancer patients; however, there can be no assurance that DepYmed will be able to design and support clinical trials or otherwise determine the efficacy or commercial potential of Trodusquemine for commercial use, or that regulatory authorities will approve final testing or marketing of any pharmaceutical product. DepYmed is jointly owned by CSHL and the Company, and licenses research from CSHL and intellectual property from the Company. In December 2014, DepYmed hired a full time CEO to run the operations of DepYmed and intends to seek private investment to fund the ongoing operations of DepYmed.

Liquidity and Sources of Capital

To continue development of its pharmaceutical products and continuing operation, the Company is reliant, at present, upon its capital reserves. The Company has no revenues. On February 11, 2015, the Company sold 4,259,259 shares of common stock in an underwritten public offering resulting in net proceeds of $26.6 million. With this additional capital, management believes the Company has sufficient capital to meet its planned operating needs through November 2016. At present, the Company has no bank line of credit or other fixed source of positive net working capital reserves. Should it need additional capitalization in the future, it will be primarily reliant upon private or public placement of its equities, and there can be no assurance that the Company will be successful in such efforts.

Results of Operations

Three Months Ended March 31, 2015

Three months ended March 31, 2015 (“2015”) compared to the three months ended March 31, 2014 (“2014”). Results of operations for the three months ended March 31, 2015 reflect the following changes from the prior period.

	2015	2014	Change

General and administrative	$3,637,563	$1,338,401	$2,299,162
Research and development	2,873,263	607,880	2,265,383
Depreciation and amortization	295,262	22,102	273,160
Total Operating Expenses	6,806,088	1,968,383	4,837,705

Operating Loss	(6,806,088)	(1,968,383)	(4,837,705)

Change in fair value of contingent consideration	3,786,193	—	3,786,193
Share in losses on investment in joint venture	(41,211)	—	(41,211)
Impairment of intangibles	(338,906)	—	(338,906)
Other income and expenses	(536)	132	432
Net Loss	$(3,400,548)	$(1,968,251)	$(1,432,297)

The Company had no net revenues from operations in 2014 or 2015. Accordingly, the Company also had no cost of revenue from operations in 2014 or 2015.

General and administrative expenses from operations increased from $1,338,401 in 2014 to $3,637,563 in 2015. The increase is a result of increases in corporate overhead, additional hiring, and stock option expense and compensation.

The Company incurred $2,873,263 in research and development expenses in 2015 compared to $607,880 in 2014. The increase is a result of the ongoing clinical trials in ophthalmic indications and increased costs associated with the acquisition of SKS Ocular, as well as maintenance and development of the products that it acquired in 2009. The Company expects research and development expenses to continue to rise as development of its products continues.

Depreciation and amortization expense increased from $22,102 in 2014 to $295,262 mostly due to the amortization of license rights acquired in May 2014.

In 2015, the Company had a change in fair value of contingent consideration in 2015 of $3,786,193, an impairment of intangibles of $338,906, and a share in losses on investment in joint venture of $41,211, compared to no expenses in these areas for 2014. The differences are due to a change in fair value of the contingent consideration from the SKS acquisition, write off of the OHR/AVR118 patent portfolio, and increased expenses in the joint venture.

For the three months ended March 31, 2015, the Company recognized a net loss of $3,400,548 compared to net loss of $1,968,251 for the same period in 2014. Until the Company is able to generate revenues, management expects to continue to incur such net losses.

Six Months Ended March 31, 2015

Six months ended March 31, 2015 (“2015”) compared to the six months ended March 31, 2014 (“2014”). Results of operations for the six months ended March 31, 2015 reflect the following changes from the prior period.

	2015	2014	Change

General and administrative	$4,558,345	$1,967,712	$2,590,633
Research and development	5,513,466	1,977,533	3,535,933
Depreciation and amortization	600,884	44,631	556,253
Total Operating Expenses	10,672,695	3,989,876	6,682,819

Operating Loss	(10,672,695)	(3,989,876)	(6,682,819)

Change in fair value of contingent consideration	3,102,807	—	3,102,807
Share in losses on investment in joint venture	(67,861)	—	(67,861)
Impairment of intangibles	(338,906)	—	(338,906)
Other income and expenses	35,150	(300)	35,450
Net Loss	$(7,941,505)	$(3,990,176)	$(3,951,329)

The Company had no net revenues from operations in 2014 or 2015. Accordingly, the Company also had no cost of revenue from operations in 2014 or 2015.

General and administrative expenses from operations increased from $1,967,712 in 2014 to $4,558,345 in 2015. The increase is a result of increases in corporate overhead, additional hiring, and stock option expense and compensation.

The Company incurred $5,513,466 in research and development expenses in 2015 compared to $1,977,533 in 2014. The increase is a result of the ongoing clinical trials in ophthalmic indications and increased costs associated with the acquisition of SKS Ocular, as well as maintenance and development of the products that it acquired in 2009. The Company expects research and development expenses to continue to rise as development of its products continues.

Depreciation and amortization expense increased from $44,631 in 2014 to $600,884 mostly due to the amortization of license rights acquired in May 2014.

Other income and expense increased in 2015 primarily due to royalties received by the Company.

In 2015, the Company had a change in fair value of contingent consideration in 2015 of $3,102,807, an impairment of intangibles of $338,906, and a share in losses on investment in joint venture of $67,861, compared to no expenses in these areas for 2014. The differences are due to a change in fair value of the contingent consideration from the SKS acquisition, write off of the OHR/AVR118 patent portfolio, and increased expenses in the joint venture.

For the six months ended March 31, 2015, the Company recognized a net loss of $7,941,505 compared to net loss of $3,990,176 for the same period in 2014. Until the Company is able to generate revenues, management expects to continue to incur such net losses.

Item 3.	Quantitative and Qualitative Risk

Market risk represents the risk of loss arising from adverse changes in interest rates and foreign exchange rates. The Company does not have any material exposure to interest rate or exchange rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report, and as a result of such review, identified an inefficiency in the financial reporting process regarding the assessment of fair value accounting principles related to non-recurring and complex transactions. As a result of this material weakness, our CEO and CFO have concluded that our disclosure controls and procedures as of March 31, 2015 were not effective at a reasonable level of assurance, based on the evaluation of these controls and procedures required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Notwithstanding the foregoing, our CEO and CFO believe that the financial statements included in this report fairly present in all material respects (and in accordance with U.S. generally accepted accounting principles) our financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control Over Financial Reporting

As a result of the material weakness identified above, management will continue to implement changes to our internal control over financial reporting that are both organizational and process-focused in an effort to improve the control environment, including as it relates to our application of accounting principles regarding our fair-value process and review and approval of certain non-routine valuation calculations. We are in the process of making changes to our control environment which may include:

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

During the period covered by this Report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

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

We are a development stage pharmaceutical company and currently do not have, and may never have, any products that generate significant revenues. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. To date, we have not generated any product revenues from our product candidates currently in development. We cannot guarantee that any of our product candidates currently in development will ever become marketable products.

We must demonstrate that our drug candidates satisfy rigorous standards of safety and efficacy for their intended uses before the FDA, and other regulatory authorities in the United States, the European Union and elsewhere. Significant additional research, preclinical testing and clinical testing is required before we can file applications with the FDA or other regulatory authorities for premarket approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to administer, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. We recently completed a Phase II clinical trial for OHR-102, our most advanced drug candidate. The results of the Phase II clinical trial continue to support conducting Phase III clinical trials for OHR-102 for a targeted population, with enrollment criteria to be determined based on a complete analysis of the Phase II clinical trial. We cannot be certain that the clinical development of this or any other drug candidates in preclinical testing or clinical development will be successful, that we will receive the regulatory approvals required to commercialize them or that any of our other research and drug discovery programs will yield a drug candidate suitable for investigation through clinical trials. Our commercial revenues from our product candidates currently in development, if any, will be derived from sales of drugs that will not become marketable for several years, if at all.

We have incurred significant losses and anticipate that we will incur additional losses. We might never achieve or sustain revenues.

We have experienced significant net losses since our inception. As of March 31, 2015, we had an accumulated deficit of approximately $51.3 million. We expect to incur net losses over the next several years as we advance our programs and incur significant clinical development costs. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We do not expect to receive for at least the next several years, any revenues from the commercialization of our product candidates.

There is no guarantee that our future Phase III clinical trial for OHR-102 in wet-AMD will be successful.

We commenced a clinical study, Study OHR-002 (or IMPACT Study), which began enrolling patients in late 2012. The IMPACT Study is a randomized, double masked, placebo controlled Phase II study to evaluate the efficacy and safety of OHR-102 for the treatment of wet-AMD. The study enrolled treatment naïve wet-AMD patients at 23 clinical sites in the U.S., who were treated with OHR-102 eye drops or placebo eye drops for a nine month period. Full enrollment was completed in April 2014, and final results were released in March 2015. The results of the Phase II clinical trial continue to support conducting Phase III clinical trials for OHR-102 with enrollment criteria for a targeted population, to be determined based on a complete analysis of the Phase II clinical trial. However, there can be no assurance that any of the Phase III clinical trials will commence or be completed in the anticipated timeframe or that they will be successful.

The historical rate of failures for product candidates in clinical development and late-stage clinical trials is high.

At an end of Phase II meeting with the U.S. Food and Drug Administration (“FDA”) in September 2014, the FDA agreed with the Company on a 9 month primary efficacy endpoint for the Phase III trials. The Phase III trials for Squalamine eye drops are being designed to measure the efficacy of combination therapy with OHR-102 eye drops plus Lucentis injections compared with Lucentis monotherapy in treatment naïve patients with wet-AMD. All patients will be followed for safety for 2 years. We intend to meet with the FDA to discuss the results of the Phase II trial and the upcoming Phase III trails. Following this meeting, we and the FDA may agree on endpoints that differ from the ones that we and the FDA agreed to in September 2014.

The Company currently intends to commence the Phase III clinical trials in the second half of 2015 to evaluate the efficacy and safety of OHR-102 given in combination with Lucentis for newly diagnosed, treatment naïve patients with enrollment criteria to be determined based on a complete analysis of the Phase II clinical trial. During the first year of the study, patients will be randomized 1:1 to receive monthly Lucentis plus OHR-102 (Squalamine eye drops) twice a day or Lucentis plus placebo. During the second year they will receive Lucentis PRN (as needed) plus OHR-102 or placebo twice a day. The primary endpoint will be an improvement in visual acuity parameters, as measured by a standard ETDRS visual acuity chart.

Results for our Phase II clinical trial were released in March 2015. We plan to conduct Phase III clinical trials in accordance with the endpoints of the Phase II meeting with the FDA (or, if the endpoints change as a result of our meeting with the FDA which we anticipate will take place in the near future, in accordance with such meeting). There can be no assurance that we will meet all of the goals of the Phase III clinical trial or that we will have the same level of success in these the Phase III clinical trials as we have in our prior clinical trials, or be successful at all.

We believe that OHR-102 may also have clinical utility in indications other than wet-AMD. We have commenced ISTs in ophthalmic indications where a molecule that possesses anti-angiogenic properties may provide therapeutic benefit. These indications include branch retinal vein occlusion, central retinal vein occlusion, and proliferative diabetic retinopathy.

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

Even if we successfully complete the clinical trials for one or more of our product candidates, the product candidates may fail for other reasons, including the possibility that the product candidates will:

•	fail to receive the regulatory approvals required to market them as drugs;

•	be subject to proprietary rights held by others requiring the negotiation of a license agreement prior to marketing;

•	be difficult or expensive to manufacture on a commercial scale;

•	have adverse side effects that make their use less desirable; or

•	fail to compete with product candidates or other treatments commercialized by our competitors.

In addition, our clinical trials may involve a specific patient population. Because of the small sample size, the results of these early clinical trials may not be indicative of future results. Adverse or inconclusive results may cause us to abandon a drug candidate and may delay development of other drug candidates. Any delay in, or termination of, our clinical and preclinical studies will delay the filing of our NDAs with the FDA and, ultimately, significantly impair our ability to commercialize our drug candidates and generate product revenues which would have a material adverse effect on our business and results of operations. If we are unable to receive the required regulatory approvals, secure our intellectual property rights, minimize the incidence of any adverse side effects or fail to compete with our competitors’ products, our business, financial condition, and results of operations could be materially and adversely affected.

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

Even if our product candidates are approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors, and our profitability and growth will depend on a number of factors, including:

•	the ability to provide acceptable evidence of safety and efficacy;

•	pricing and cost effectiveness, which may be subject to regulatory control;

•	our ability to obtain sufficient third-party insurance coverage or reimbursement;

•	effectiveness of our or our collaborators’ sales and marketing strategy;

•	relative convenience and ease of administration;

•	the prevalence and severity of any adverse side effects; and

•	availability of alternative treatments.

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

We compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Our drug candidates will have to compete with existing therapies and therapies under development by our competitors. In addition, our commercial opportunities may be reduced or eliminated if our competitors develop and market products that are less expensive, more effective or safer than our drug products. Other companies have drug candidates in various stages of preclinical or clinical development to treat diseases for which we are also seeking to develop drug products. Some of these potential competing drugs are further advanced in development than our drug candidates and may be commercialized earlier. Even if we are successful in developing effective drugs, our products may not compete successfully with products produced by our competitors. Most of our competitors, either alone or together with their collaborative partners, operate larger research and development programs, staff and facilities, and have substantially greater financial resources than we do, as well as significantly greater experience in:

•	developing drugs;

•	undertaking preclinical testing and human clinical trials;

•	obtaining FDA and other regulatory approvals of drugs;;

•	formulating and manufacturing drugs; and

•	launching, marketing and selling drugs.

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

Risks Related to FDA Regulation

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

The process of obtaining FDA and other required regulatory approvals and clearances will require us to expend substantial time and capital. Despite the time and expense expended, regulatory approval is never guaranteed. The number of preclinical and clinical trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is in development for, and the requirements applicable to that particular drug candidate. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including that:

•	a drug candidate may not be shown to be safe or effective;

•	the FDA may not approve our manufacturing process;

•	the FDA may interpret data from preclinical and clinical trials in different ways than we do; and

•	the FDA may not meet, or may extend, the Prescription Drug User Fee Act date with respect to a particular New Drug Application (“NDA”).

For example, if certain of our methods for analyzing our trial data are not accepted by the FDA, we may fail to obtain regulatory approval for our product candidates. Moreover, if and when our products do obtain marketing approval, the marketing, distribution and manufacture of such products would remain subject to extensive ongoing regulatory requirements. Failure to comply with applicable regulatory requirements could result in:

•	warning letters;

•	fines;

•	civil penalties;

•	injunctions;

•	recall or seizure of products;

•	total or partial suspension of production;

•	refusal of the government to grant future approvals;

•	withdrawal of approvals; and

•	criminal prosecution.

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

Our commercial success depends on obtaining and maintaining proprietary rights to our product candidates and technologies and their uses, as well as successfully defending these rights against third-party challenges. We will be able to most effectively protect our product candidates, technologies, and their uses from unauthorized use by third parties to the extent that valid and enforceable patents, or effectively protected trade secrets, cover them. For example, we have rights under patents and patent applications US 7981876, 8716270, 6262283, 7728157, 6962909, and 20130281420 to cover the Squalamine formulations, composition of matter, methods of manufacture and synthesis and uses. Nonetheless, the issued patents and patent applications covering our primary technology programs remain subject to uncertainty due to a number of factors, including:

•	we may not have been the first to make one or more of the inventions covered by our pending patent applications or issued patents;

•	we may not have been the first to file patent applications for one or more of our product candidates or the technologies we rely upon;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	our disclosures in a particular patent application may be determined to be insufficient to meet the statutory requirements for patentability;

•	one or more of our pending patent applications may not result in issued patents;

•	we may not seek or obtain patent protection in all countries that will eventually provide a significant business opportunity;

•	one or more patents issued to us or to our collaborators may not provide a basis for commercially viable products, may not provide us with any competitive advantages or may be challenged by third parties;

•	we may fail to file for patent protection in all of the countries where patent protection will ultimately be necessary or fail to comply with other procedural, documentary, fee payment or other provisions during the patent process in any such country, and we may be precluded from filing at a later date or may lose some or all patent rights in the relevant jurisdiction;

•	one or more of our technologies may not be patentable;

•	others may design around one or more of our patent claims to produce competitive products which fall outside of the scope of our patents;

•	others may identify prior art which could invalidate our patents; or

•	changes to patent laws may limit the exclusivity rights of patent holders.

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

Our disclosure controls and procedures were not effective as of March 31, 2015 due to a material weakness in our internal control over financial reporting as of such date. If not remediated, such material weakness can result in material misstatements in our financial statements. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have a material adverse effect on the price of our common stock.

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

In this Quarterly Report on Form 10-Q for our second fiscal quarter of 2015, we concluded that the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were not effective.

As disclosed in Item 4 above, management identified a material weakness in our internal control over financial reporting related to fair value accounting for non-recurring items. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of March 31, 2015. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. We expect to experience higher than anticipated operating expenses as well as increased independent auditor and consultant fees during the implementation of these changes and thereafter. Further, we may need to hire additional qualified personnel. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the price of our common stock.

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

On January 6, 2015, the Company received a notice of exercise for 16,667 Warrants with an exercise price of $2.85. Accordingly, the Company issued 16,667 common shares for proceeds of $47,500.

On January 6, 2015, the Company issued 37,038 shares of common stock at a price of $8.19 per share as compensation for services performed in the amount of $303,341.

On January 12, 2015, the Company received a notice of exercise for 10,137 Warrants with an exercise price of $1.65. Accordingly, the Company issued 10,137 common shares for proceeds of $16,727.

On January 12, 2015, the Company received a notice of exercise for 2,818 Warrants with an exercise price of $1.65. Accordingly, the Company issued 2,818 common shares for proceeds of $4,650.

On January 13, 2015, the Company received a notice of exercise for 4,926 Warrants with an exercise price of $1.65. Accordingly, the Company issued 4,926 common shares for proceeds of $8,128.

On January 15, 2015, 66,667 warrants were exercised at an exercise price per share of $1.65 using cashless exercise. Accordingly, the Company issued 54,659 common shares.

On February 8, 2015, the Company agreed to issue 10,714 restricted shares of common stock to a consultant, subject to vesting throughout calendar 2015, for $75,000 of services to be provided in calendar year 2015.

On February 24, 2015, the Company issued 60,000 shares of common stock at a price of $9.78 per share as compensation for services to be performed in the amount of $586,800. These shares vest fifty percent on the first anniversary of the date issued and twenty five percent on each of the next two anniversaries date issued. During the six months ended March 31, 2015 $3,026 were expensed as compensation of services performed.

On March 27, 2015, 164,631 warrants were exercised at an exercise price per share of $1.95 using cashless exercise. Accordingly, the Company issued 131,331 common shares.

On March 27, 2015, 168,520 warrants were exercised at an exercise price per share of $3.60 using cashless exercise. Accordingly, the Company issued 104,901 common shares.

The issuances of the shares were made in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information

We adopted a revised form of stock option for grants under our 2014 Stock incentive Plan, incorporating provisions for cashless exercise and acceleration of vesting on a change of control.

Item 6.	Exhibits

Exhibit	Number
10.53	Form of Stock Option
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2015

OHR PHARMACEUTICAL, INC. (Registrant)

By:	/s/ Irach Taraporewala
Irach Taraporewala
Principal Executive Officer

By:	/s/ Sam Backenroth
Sam Backenroth
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

