Form 10-Q
period 2015-06-30
Ohr Pharmaceutical Inc
filed 2015-08-06
CIK 1173281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,331,309 shares of Common Stock outstanding as of August 6, 2015.

OHR PHARMACEUTICAL, INC.
TABLE OF CONTENTS

2

Part 1	FINANCIAL INFORMATION

Item 1.	Financial Statements.

OHR PHARMACEUTICAL, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30,	September 30,
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$30,979,619	$13,220,494
Prepaid expenses and other current assets	724,937	133,527

Total Current Assets	31,704,556	13,354,021

EQUIPMENT, net	259,188	104,425

OTHER ASSETS
Security deposit	12,243	12,243
Investment in joint venture	5,194	3,143
Intangible assets, net	16,615,617	17,810,400
Goodwill	740,912	740,912

TOTAL ASSETS	$49,337,710	$32,025,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,877,861	$351,864
Notes payable	119,249	43,899
Contingent consideration	1,753,593	4,877,359

Total Current Liabilities	3,750,703	5,273,122

TOTAL LIABILITIES	3,750,703	5,273,122

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, Series B; 6,000,000 shares authorized, $0.0001 par value, zero shares issued and outstanding	—	—
Common stock; 180,000,000 shares authorized, $0.0001 par value, 30,331,309 and 25,254,190 shares issued and outstanding, respectively	3,033	2,525
Additional paid-in capital	100,185,024	70,063,045
Accumulated deficit	(54,601,050)	(43,313,548)

Total Stockholders’ Equity	45,587,007	26,752,022
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$49,337,710	$32,025,144

The accompanying notes are an integral part of these unaudited financial statements.

OHR PHARMACEUTICAL, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
OPERATING EXPENSES
General and administrative	$1,554,997	$785,905	$5,706,831	$2,753,617
Research and development	1,496,768	1,152,967	7,416,745	3,130,500
Depreciation and amortization	283,075	116,088	883,959	160,719
Impairment of intangibles	—	—	338,906	—
OPERATING LOSS	3,334,840	2,054,960	14,346,441	6,044,836
OTHER INCOME (EXPENSE)
Interest expense	(2,824)	(3,582)	(4,357)	(4,095)
Change in fair value of contingent consideration	20,959	—	3,123,766	—
Share in losses on investment in joint venture	(30,088)	—	(97,949)	—
Interest income	796	401	1,666	614
Royalty income	—	—	35,813	—
Other income	—	7,509	—	7,509
Total Other Income (Expense)	(11,157)	4,328	3,058,939	4,028
LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(3,345,997)	(2,050,632)	(11,287,502)	(6,040,808)
PROVISION FOR INCOME TAXES	—	—	—	—
NET LOSS	$(3,345,997)	$(2,050,632)	$(11,287,502)	$(6,040,808)
BASIC AND DILUTED LOSS PER SHARE	$(0.11)	$(0.09)	$(0.41)	$(0.28)
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
BASIC AND DILUTED	30,323,206	23,486,785	27,757,415	21,199,929

The accompanying notes are an integral part of these unaudited financial statements.

OHR PHARMACEUTICAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	June 30,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(11,287,502)	$(6,040,808)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	506,928	—
Warrants issued for services	—	1,078,669
Stock option expense	2,902,558	1,119,724
Change in fair value of contingent consideration	(3,123,766)	—
Share in losses on investment in joint venture	97,949	—
Depreciation	28,082	11,750
Amortization of intangible assets	855,877	148,969
Impairment of Intangibles	338,906	—
Changes in operating assets and liabilities
Prepaid expenses and deposits	(379,010)	49,924
Other receivables and other current assets	—	(28,519)
Accounts payable and accrued expenses	1,575,997	(122,187)
Net Cash Used in Operating Activities	(8,483,981)	(3,782,478)
INVESTING ACTIVITIES
Acquisition of SKS Ocular’s assets	—	(3,500,000)
Investment in joint venture	(100,000)	—
Purchase of property and equipment	(182,845)	—
Net Cash Used in Investing Activities	(282,845)	(3,500,000)
FINANCING ACTIVITIES
Proceeds for issuance of common stock for cash	26,582,998	16,876,000
Proceeds from warrants exercised for cash	80,003	260,752
Repayments of short-term notes payable	(137,050)	(99,134)
Net Cash Provided by Financing Activities	26,525,951	17,037,618
NET CHANGE IN CASH	17,759,125	9,755,140
CASH AT BEGINNING OF PERIOD	13,220,494	5,122,895
CASH AT END OF PERIOD	$30,979,619	$14,878,035
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$3,924	$513
Income Taxes	—	—
NON CASH FINANCING ACTIVITIES:
Financing of insurance premiums through issuance of short term notes	$212,400	$194,000
Conversion of preferred for common stock	—	50
Common stock issued to acquire intangible assets	—	10,180,224
Common stock issued to settle accounts payable	50,000	50,000

The accompanying notes are an integral part of these unaudited financial statements.

Ohr Pharmaceutical, Inc.

Notes to Unaudited Consolidated Financial Statements
June 30, 2015

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements include the accounts of Ohr Pharmaceutical, Inc. and its subsidiaries (the “Company”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X related to interim period financial statements. Accordingly, these condensed consolidated financial statements do not include certain information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2015, and for all periods presented herein, have been made.

It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s September 30, 2014 audited consolidated financial statements. The results of operations for the periods ended June 30, 2015 and 2014 are not necessarily indicative of the operating results for the full years. Reclassification has been made to conform to current period presentation which included moving applicable stock option expense from general and administrative expense to research and development expense.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates subject to change in the near term include impairment (if any) of long-lived assets and fair value of contingent consideration.

Fair Value of Financial Instruments

In accordance with Accounting Standards Codification 820 - Fair Value Measurement (“ASC 820”), the carrying value of cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates fair value due to the short-term maturity of these instruments. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2015 and September 30, 2014, on a recurring basis:

Assets and liabilities measured at fair value on a recurring basis at June 30, 2015	Level 1	Level 2	Level 3	Total Carrying Value
Contingent Stock Consideration	$—	$—	$1,753,593	$1,753,593
	$—	$—	$1,753,593	$1,753,593

Assets and liabilities measured at fair value on a recurring basis at September 30, 2014	Level 1	Level 2	Level 3	Total Carrying Value
Contingent stock consideration	$—	$—	$4,877,359	$4,877,359
	$—	$—	$4,877,359	$4,877,359

The following tables present the change in fair value of financial instruments as of June 30, 2015, by caption on the consolidated balance sheets and by ASC 820 valuation hierarchy described above.

Level 3 Reconciliation:	Contingent Stock Consideration
Total level 3 assets and liabilities at September 30, 2014	$4,877,359
Purchases, sales, issuances and settlements (net)	—
Mark to market adjustments	(3,123,766)
Total level 3 assets and liabilities at June 30, 2015	$$1,753,593

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - INTANGIBLE ASSETS

Intangible assets at June 30, 2015 and September 30, 2014, consist of:

	June 30, 2015	September 30, 2014
License rights	$17,712,991	$17,712,991
Patent costs	200,000	800,000
	17,912,991	18,512,991
Accumulated amortization	(1,297,374)	(702,591)
Total intangible assets, net	$16,615,617	$17,810,400

During the three and nine month periods ended June 30, 2015, the Company recognized $279,860 and $855,877 in amortization expense on the patent and license rights, respectively.

In January 2015, the Company discontinued development of the OHR/AVR118 program. In connection with this decision, the patent portfolio is no longer being maintained and the remaining $338,906 in unamortized patent costs have been written off (Patent cost of $600,000 less $261,094 previously amortized).

NOTE 4 - NOTES PAYABLE

On February 28, 2015, the Company entered into a financing arrangement for its directors and officers insurance policy in the amount of $212,400. The financing arrangement bears interest at 6.75% per annum and will be fully paid in nine months from the date of issuance. As of June 30, 2015, the Company had repaid $93,151 of principal and had paid interest of $3,924 in cash.

NOTE 5 - CAPITAL STOCK

On October 17, 2014, the Company issued 2,000 common shares in connection with the exercise of warrants at an exercise price of $1.50 per share for total proceeds of $3,000.

On October 29, 2014, the Company issued 4,000 common shares with a fair value of $7.19 per share for consulting services and recognized stock-based compensation expense of $28,760.

On December 23, 2014, the Company issued 5,952 common shares as settlement of accounts payable in the amount of $50,000.

On January 6, 2015, the Company received a notice of exercise for 16,667 warrants with an exercise price of $2.85 per share. Accordingly, the Company issued 16,667 common shares for proceeds of $47,500.

On January 6, 2015, the Company issued 37,038 shares of common stock at a price of $8.19 per share as compensation for services performed in the amount of $303,350.

On January 12, 2015, the Company received a notice of exercise for 10,137 warrants with an exercise price of $1.65 per share. Accordingly, the Company issued 10,137 common shares for proceeds of $16,726.

On January 12, 2015, the Company received a notice of exercise for 2,818 warrants with an exercise price of $1.65 per share. Accordingly, the Company issued 2,818 common shares for proceeds of $4,649.

On January 13, 2015, the Company received a notice of exercise for 4,926 warrants with an exercise price of $1.65 per share. Accordingly, the Company issued 4,926 common shares for proceeds of $8,128.

On January 15, 2015, 66,667 warrants were exercised at an exercise price per share of $1.65 using cashless exercise. Accordingly, the Company issued 54,659 common shares.

On February 6, 2015, the Company issued 10,714 restricted shares of common stock at a price of $7.00 per share as compensation for services performed in the amount of $74,998. These shares will vest at the end of each quarter of 2015. During the nine months ended June 30, 2015 $13,526 were expensed as compensation of services performed.

On February 11, 2015, the Company issued 4,259,259 shares of common stock at a price of $6.75 per share. Accordingly, the Company received net proceeds of approximately $26,582,998.

On February 24, 2015, the Company issued 60,000 shares of common stock at a price of $9.78 per share as compensation for services to be performed in the amount of $586,800. Fifty percent of these shares will vest on the first anniversary of the date issuance and twenty five percent of these shares will vest on the second and third anniversaries of the date of issuance. During the nine months ended June 30, 2015 $161,292 were expensed as compensation of services performed.

On March 27, 2015, 164,631 warrants were exercised at an exercise price per share of $1.95 using cashless exercise. Accordingly, the Company issued 131,331 common shares.

On March 27, 2015, 168,520 warrants were exercised at an exercise price per share of $3.60 using cashless exercise. Accordingly, the Company issued 104,901 common shares.

On April 2, 2015 73,337 warrants were exercised at an exercise price per share of $1.95 using cashless exercise. Accordingly, the Company issued 57,780 common shares.

On April 2, 2015, 505,935 warrants were exercised at an exercise price per share of $3.60 using cashless exercise. Accordingly, the Company issued 314,937 common shares.

NOTE 6 - COMMON STOCK WARRANTS

Below is a table summarizing the common stock warrants issued and outstanding as of June 30, 2015:

	Number Outstanding	Weighted-Average Exercise Price
Outstanding at September 30, 2014	1,947,008	$3.64
Granted	—	—
Exercised	(1,015,638)	$2.85
Forfeited	(154,501)	$2.56
Outstanding at June 30, 2015	776,869	$4.63

The outstanding warrants as of June 30, 2015 have an intrinsic value of $129,300.

During the nine month period ended June 30, 2015, 36,548 warrants to purchase common stock at exercise prices ranging from $1.50 to $2.85 were exercised and 36,548 shares of common stock were issued for proceeds of $80,003. In addition, 979,090 warrants to purchase common stock, with exercise prices ranging from $1.65 to $3.60, were exercised via cashless exercise. Accordingly, the Company issued 663,608 shares of common stock for such exercises. A total of 154,501 warrants were forfeited during the nine month period ended June 30, 2015.

NOTE 7 - COMMON STOCK OPTIONS

During the three and nine month periods ended June 30, 2015, the Company recognized $539,164 and $2,902,558 of expense related to options granted, respectively. Unamortized option expense as of June 30, 2015 for all options outstanding amounted to $5,134,096.

Below is a table summarizing the options issued and outstanding as of June 30, 2015:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at September 30, 2014	2,048,335	$5.43
Granted	1,106,000	$9.04
Forfeited	(45,000)	$8.32
Expired	(343,334)	$1.50
Outstanding at June 30, 2015	2,766,001	$8.15

As of June 30, 2015, the outstanding options have an intrinsic value of $453,333.

The fair value of options granted are estimated at the date of grant using the Black-Scholes option-pricing model and the following assumptions: stock price at valuation of $7.39 to $10.35; expected term of 3 to 3.25 years, exercise price of $7.06-$10.14, a risk free interest rate of 1.02 - 1.10 percent, a dividend yield of 0 percent and volatility of 121-128 percent. The average vesting period of options issued during the nine month period ending June 30, 2015 is 2.8 years with 25% of the options vesting at the date of the grant

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s results of operations, prospects, cash flows, financial position and brand. To the best knowledge of the Company’s management, at June 30, 2015 there are no legal proceedings which the Company believes will have a material adverse effect on its business, results of operations, cash flows or financial condition.

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

NOTE 9 - SUBSEQUENT EVENTS

On August 5, 2015, the Company announced that Dr. Jason S. Slakter, a current director of the Company, has been appointed Chief Executive Officer, effective August 7, 2015. Concurrent with this appointment, Dr. Irach Taraporewala stepped down as Chief Executive Officer and was appointed Chief Technical Officer at the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “plans,” and words of similar import, constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company’s financial and business prospects. These forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of such Act and with the intention of obtaining the benefits of the “safe harbor” provisions of such Act. The Company cautions investors any forward-looking statements it makes are not guarantees of future performance and a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Important factors that could cause results or events to differ from current expectations are described in Item 1, Part II, “Risk Factors” included in this report beginning on page 19. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise, except as required by law.

Company Overview

Ohr Pharmaceutical, Inc. (“we”, “Ohr”, the “Company” or the “Registrant”) is a pharmaceutical company focused on the development of novel therapeutics and delivery technologies for the treatment of ocular disease. Our development pipeline consists of multiple development programs and indications at various stages of development. Our lead clinical program, OHR-102 eye drops, is a novel therapeutic product which could provide a non-invasive therapy to improve vision outcomes without requiring multiple injections per office visit. We are evaluating OHR-102 eye drops, given in combination with Lucentis injections, for the treatment of retinal diseases including wet-AMD, retinal vein occlusion and proliferative diabetic retinopathy. Data from a Phase II clinical trial in wet-AMD demonstrated a positive and clinically meaningful treatment effect of OHR-102 combination therapy in classic containing choroidal neovascularization (classic CNV) and smaller occult only neovascularization (occult CNV) less than 10mm2.

Our preclinical stage pipeline is focused on the development of sustained release therapeutics utilizing the platform technology we acquired in May 2014. There are several active programs evaluating molecules and approaches for the treatment of glaucoma, steroid induced glaucoma, ocular allergy, and retinal disease. These programs have been identified by Ohr as large markets with unmet medical needs or where sustained release therapeutics can greatly improve upon the way ocular disease is currently being treated, including increasing compliance rates and reducing treatment burden.

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

On May 30, 2014, the Company completed the ophthalmology assets acquisition (the “SKS Acquisition”) of the privately held SKS Ocular LLC and its affiliate, SKS Ocular 1 LLC (“SKS”). Under the terms of the agreement, in exchange for substantially all the assets of SKS, Ohr made an upfront payment of $3.5 million in cash and 1,194,862 shares of Ohr common stock. In addition, SKS will be eligible to receive up to 1,493,577 additional shares of Ohr common stock in contingent milestone payments. The transaction provided Ohr with a proprietary, patent protected, sustained release technology platform under development as well as a pipeline of pre-clinical sustained release drug product candidates that address ocular indications including glaucoma, ocular allergy, retinal disease and other ophthalmic indications. As part of the SKS Acquisition, Ohr retained the 10 SKS employees and continued the SKS operations at the SKS research laboratory facility in San Diego, CA.

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

Phase II Trial in wet-AMD: the IMPACT Study (formerly OHR-002)

The IMPACT Study was a randomized, double masked, placebo controlled Phase II study to evaluate the efficacy and safety of OHR-102 for the treatment of wet-AMD, and enrolled treatment naïve wet-AMD patients who were treated with OHR-102 eye drops or placebo eye drops for a nine month period. In March 2015, we completed the IMPACT Study and announced topline results. As we previously reported, we presented the final data from the study at the 2015 Association for Research in Vision and Ophthalmology (ARVO) and American Society of Retina Specialists (ASRS) Conferences. Furthermore, we intend to present the final data from the IMPACT Study at other scientific conferences or forums throughout 2015.

Data from the IMPACT study demonstrated that, in that the intent-to-treat (ITT-LOCF) population with classic containing choroidal neovascularization (CNV) (OHR-102 n=38, Lucentis® monotherapy n=32), 42% of the patients receiving OHR-102 achieved a ≥3 line gain at nine months, as compared to 28% in the Lucentis monotherapy group. In patients with classic CNV (ITT-LOCF), mean gains in visual acuity were +10.5 letters for the OHR-102 combination arm and +5.4 letters with Lucentis monotherapy, a clinically meaningful benefit of +5.1 letters. The mean number of injections between the treatment arms, the primary endpoint of the study, was not meaningfully different. A greater benefit was seen in patients with classic CNV than the overall population (classic CNV and occult only CNV lesions). The classic CNV population represents approximately two thirds of the total wet-AMD population. The positive effect on visual acuity in classic CNV was seen early in the course of treatment and continued to increase through the end of the study, supporting the planned Phase III development program for a targeted population.

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

OHR–1501 Study

Ohr-1501 is an exploratory, double-masked, randomized, placebo-controlled study designed to evaluate the anatomical and functional effect of treatment with Squalamine Lactate Ophthalmic Solution in combination with monthly Lucentis injections in patients with neovascular AMD.  Approximately 20 subjects will participate for a six month duration. Efficacy parameters will include functional visual acuity (BCVA), and retinal imaging modalities. The trial has been initiated and is currently enrolling.

ISTs - OHR-102 (Squalamine Lactate Ophthalmic Solution 0.2%)

Investigator sponsored trials (“ISTs”) have been commenced in ophthalmic indications where a molecule that possesses anti-angiogenic properties may provide therapeutic benefit. These indications include branch retinal vein occlusion, central retinal vein occlusion, and proliferative diabetic retinopathy.

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

OHR-102 in Branch and Central Retinal Vein Occlusion -Study 004

Study 004 was an IST evaluating OHR-102 eye drops in 20 patients with branch and central retinal vein occlusion. All patients in the study received OHR-102 for ten weeks, with injections of Lucentis at week 2 and 6, and a data readout at week 10. At week 10, the patients entered into the extension phase and have been randomized 1:1 to either continue or discontinue taking OHR-102 eye drops through week 38 (“extension phase”) During the extension phase, the patients will receive Lucentis injections on a PRN basis based on fluid based OCT criteria. The principal investigator presented the ten week data from the study at the American Society of Retina Specialists on August 9, 2014. The data demonstrated that, at week 10, the mean gain in visual acuity was 20.3 letters for all 20 patients using the combination therapy. In addition, the mean visual acuity for all 20 patients at week 10 was 20/32. At week 10, the average central foveal thickness for all 20 patients was reduced to 270u. One of 20 patients qualified for an injection of ranibizumab at week 10, indicating dryness of the retina and a 95% macular deturgescence rate.

In July 2015, final data was presented by Dr. John Wroblewski at ASRS demonstrating that at week 38, the mean gain in visual acuity from baseline for patients randomized (at week 10) to treatment with OHR-102 + Lucentis PRN was +27.8 letters compared with +23.3 for patients randomized to treatment with Lucentis plus PRN alone (control group), a clinically meaningful difference of +4.5 letters. Furthermore, at week 38, 80% of patients in the OHR-102 + Lucentis treated group had a gain in visual acuity, compared with 50% of patients treated with Lucentis alone. Additionally, at week 38, none of the patients in the OHR-102 + Lucentis treated group lost any vision. After the initial combination therapy phase, the mean gain in visual acuity from week 10 to week 38 was +7.4 letters for patients who continued treatment with OHR-102 + Lucentis PRN compared with +3.1 letters in those receiving Lucentis PRN alone. Patients treated with OHR-102 + Lucentis PRN required a mean of 2.0 Lucentis injections between weeks 10 and 38, compared with a mean of 3.3 Lucentis injections for the monotherapy group over the same time period.

(b)	SKS Sustained Release Ocular Drug Delivery Platform Technology and Research Programs

The SKS sustained release technology employs a hydrogel template approach to prepare nano or microparticles of predefined size and shape and with homogeneous size distribution. The size of the particles can be adjusted, providing flexibility in controlling the size and release rate in drug delivery formulations. The drug loading capacity is much higher than that achieved by conventional methods (30% or higher), with a controlled initial burst release of drug that is minimal. Simplicity in processing makes the hydrogel template method useful for scale-up manufacturing of particles. We believe the technology has significant advantages over currently available microparticle drug delivery systems prepared by emulsion methods.This technology platform is adaptable to multiple routes of ocular delivery and amenable to multiple different polymers.

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

Competitive Landscape in wet-AMD

The current FDA approved market leaders for the treatment of wet-AMD are VEGF inhibitors, including Lucentis®, Eylea® and (off-label) Avastin®. In 2013, annual revenue (worldwide) was more than $3 billion for Lucentis, despite significant cannibalization by the off-label use of Avastin (estimated to be 45-60% of the overall market). Eylea®, was approved for use in wet-AMD in the U.S. in November 2011 and achieved 2013 revenues of approximately $1.4 billion. Both Lucentis and Eylea are administered via frequent intravitreal injections directly into the eye. We believe our primary competition is Fovista TM , a PDGF targeting pegylated aptamer being developed by Ophthotech and Novartis, which is currently enrolling three Phase III clinical studies to evaluate Fovista in combination with anti-VEGF agents, including Lucentis®, Eylea®, and Avastin®. To date, Fovista and OHR-102 are the only combination therapy approaches we are aware of that have demonstrated a visual acuity benefit when used in combination with an anti-VEGF intravitreal injection. The Fovista clinical trials are designed for patients to receive two intravitreal injections per month for a period of 24 months. Other programs that have completed or are currently in Phase II trials include RTH258, a VEGF targeting antibody fragment being developed by Novartis, MP0112, a VEGF targeting DARPin molecule being developed by Allergan, iSonep, a sphingosine-1-phosphate targeting agent being developed by LPath Inc and Pfizer, X-82, a tyrosine kinase inhibitor being developed by Xcovery Vision, ALG-1001, an integrin targeting peptide being developed by Allegro Ophthalmics, and AVA-101, a gene therapy being developed by Avalanche Biotechnologies. All of these products in clinical development, with the exception of X-82, use an intravitreal or injectable route of administration much like the current standards of care.

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

On February 26, 2014, the Company entered into a Joint Venture Agreement and related agreements with Cold Spring Harbor Laboratory (“CSHL”) pursuant to which a joint venture, DepYmed Inc. (“DepYmed”), was formed to further preclinical and clinical development of Ohr’s Trodusquemine and analogues as PTP1B inhibitors. PTP1B is non-receptor phospho-tyrosine protein phosphatase. PTP1B plays a role in many biological processes and may have potential uses in indications including cancer, diabetes, and obesity. The initial clinical focus of DepYmed will be in oncology applications, and DepYmed anticipates initiating a Phase I dose escalation study evaluating Trodusquemine in breast cancer patients; however, there can be no assurance that DepYmed will be able to design and support clinical trials or otherwise determine the efficacy or commercial potential of Trodusquemine for commercial use, or that regulatory authorities will approve final testing or marketing of any pharmaceutical product. DepYmed isowned by CSHL and the Company, and licenses research from CSHL and intellectual property from the Company. In December 2014, DepYmed hired a full time CEO to run the operations of DepYmed and intends to seek private investment to fund the ongoing operations of DepYmed.

Liquidity and Sources of Capital

To continue development of its pharmaceutical products and continuing operation, the Company is reliant, at present, upon its capital reserves. The Company has no revenues. On February 11, 2015, the Company sold 4,259,259 shares of common stock in an underwritten public offering resulting in net proceeds of $26.6 million. With this additional capital, management believes the Company has sufficient capital to meet its planned operating needs through September 2016. At present, the Company has no bank line of credit or other fixed source of positive net working capital reserves. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute your ownership interest. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our future revenue streams or grant licenses on terms that may not be favorable to us. There can be no assurance that we will be successful in any capital raising efforts. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts.

Subsequent Events

On August 5, 2015, the Company announced that Dr. Jason S. Slakter, a current director of the Company, has been appointed Chief Executive Officer, effective August 7, 2015. Concurrent with this appointment, Dr. Irach Taraporewala stepped down as Chief Executive Officer and was appointed Chief Technical Officer at the Company.

Results of Operations

Three Months Ended June 30, 2015

Three months ended June 30, 2015 (“2015”) compared to the three months ended June 30, 2014 (“2014”). Results of operations for the three months ended June 30, 2015 reflect the following changes from the prior period.

	2015	2014	Change

General and administrative	$1,554,997	$785,905	$769,092
Research and development	1,496,768	1,152,967	343,801
Depreciation and amortization	283,075	116,088	166,987
Total Operating Expenses	3,334,840	2,054,960	1,279,880

Operating Loss	(3,334,840)	(2,054,960)	(1,279,880)

Change in fair value of contingent consideration	20,959	—	20,959
Share in losses on investment in joint venture	(30,088)	—	(30,088)
Other income and expenses	(2,028)	4,328	(6,356)
Net Loss	$(3,345,997)	$(2,050,632)	$(1,295,365)

The Company had no net revenues from operations in 2014 or 2015. Accordingly, the Company also had no cost of revenue from operations in 2014 or 2015.

General and administrative expenses from operations increased from $785,905 in 2014 to $1,554,997 in 2015. The increase is a result of increases in corporate overhead, additional hiring, and stock option expense and compensation.

The Company incurred $1,496,768 in research and development expenses in 2015 compared to $1,152,967 in 2014. The increase is a result of the ongoing clinical trials in ophthalmic indications and increased costs associated with the acquisition of SKS Ocular, as well as stock option expense. The Company expects research and development expenses to continue to rise as development of its products continues.

Depreciation and amortization expense increased from $116,088 in 2014 to $283,075 mostly due to the amortization of license rights acquired in May 2014.

In 2015, the Company had a change in fair value of contingent consideration in 2015 of $20,959 and a share in losses on investment in joint venture of $30,088, compared to no expenses in these areas for 2014. The differences are due to a change in fair value of the contingent consideration from the SKS acquisition, write off of the OHR/AVR118 patent portfolio, and increased expenses in the joint venture.

For the three months ended June 30, 2015, the Company recognized a net loss of $3,345,997 compared to net loss of $2,050,632 for the same period in 2014. Until the Company is able to generate revenues, management expects to continue to incur such net losses.

Nine Months Ended June 30, 2015

Nine months ended June 30, 2015 (“2015”) compared to the nine months ended June 30, 2014 (“2014”). Results of operations for the nine months ended June 30, 2015 reflect the following changes from the prior period.

	2015	2014	Change

General and administrative	$5,706,831	$2,753,617	$2,953,214
Research and development	7,416,745	3,130,500	4,276,245
Depreciation and amortization	883,959	160,719	723,240
Impairment of intangibles	338,906	—	338,906
Total Operating Expenses	14,346,441	6,044,836	8,301,605

Operating Loss	(14,346,441)	(6,044,836)	(8,301,605)

Change in fair value of contingent consideration	3,123,766	—	3,123,766
Share in losses on investment in joint venture	(97,949)	—	(97,949)
Other income and expenses	33,122	4,028	29,094
Net Loss	$(11,287,502)	$(6,040,808)	$(5,246,694)

The Company had no net revenues from operations in 2014 or 2015. Accordingly, the Company also had no cost of revenue from operations in 2014 or 2015.

General and administrative expenses from operations increased from $2,753,617 in 2014 to $5,706,831 in 2015. The increase is a result of increases in corporate overhead, additional hiring, and stock option expense and compensation.

The Company incurred $7,416,745 in research and development expenses in 2015 compared to $3,130,500 in 2014. The increase is a result of the ongoing clinical trials in ophthalmic indications and increased costs associated with the acquisition of SKS Ocular, as well stock option expense. The Company expects research and development expenses to continue to rise as development of its products continues.

Depreciation and amortization expense increased from $160,719 in 2014 to $883,959 mostly due to the amortization of license rights acquired in May 2014.

Other income and expense increased in 2015 primarily due to royalties received by the Company.

In 2015, the Company had a change in fair value of contingent consideration in 2015 of $3,123,766, an impairment of intangibles of $338,906, and a share in losses on investment in joint venture of $97,949, compared to no expenses in these areas for 2014. The differences are due to a change in fair value of the contingent consideration from the SKS acquisition, write off of the OHR/AVR118 patent portfolio, and increased expenses in the joint venture.

For the nine months ended June 30, 2015, the Company recognized a net loss of $11,287,502 compared to net loss of $6,040,808 for the same period in 2014. Until the Company is able to generate revenues, management expects to continue to incur such net losses.

Item 3.	Quantitative and Qualitative Risk

Market risk represents the risk of loss arising from adverse changes in interest rates and foreign exchange rates. The Company does not have any material exposure to interest rate or exchange rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded the Company’s disclosure controls were effective. In designing and evaluating the disclosure controls and procedures, our management, including the Chief Executive Officer and the Chief Financial Officer, recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure controls objectives.

Changes in Internal Control Over Financial Reporting

During the period covered by this report there has been a change in our internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of a material weakness we previously identified in our most recent Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 we retained a third party provider in April 2015 to assist us in remediating this material weakness. Management believes that this material weakness has been remediated. We will continue our efforts to improve our control environment and to focus on improving our processes and systems to help ensure that our financial reporting, operational and business requirements are met in a timely manner going forward.

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

There is no guarantee that our future Phase III clinical trials for OHR-102 in wet-AMD will commence or be completed in the anticipated timeframe or that they will be successful.

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

Results for our Phase II clinical trial were released in March 2015. We plan to conduct Phase III clinical trials in accordance with the endpoints of the Phase II meeting with the FDA (or, if the endpoints change as a result of our meeting with the FDA which we anticipate will take place in the near future, in accordance with such meeting). There can be no assurance that we will meet the goals of the Phase III clinical trial or that we will have the same level of success in these the Phase III clinical trials as we have in our prior clinical trials, or be successful at all.

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

Results from early clinical trials for OHR 102 in wet-AMD are not necessarily predictive of the results of later clinical trials for OHR 102 in wet-AMD. If we cannot replicate the results from our earlier clinical trials for OHR 102 in wet-AMD in our later clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize for OHR 102 in wet-AMD.

Results from our Phase I and II clinical trials for OHR 102 in wet-AMD may not necessarily be predictive of the results from required later clinical trials. We may not be able to commence or complete our planned Phase III clinical trials for OHR 102 in wet-AMD. Similarly, even if we are able to complete our planned Phase III clinical trials for OHR 102 in wet-AMD according to our current development timeline, the results from our Phase I and II clinical trials for OHR 102 in wet-AMD may not be replicated in our Phase III clinical trial results. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, pre-clinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported adverse events. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials nonetheless failed to obtain FDA approval. If we fail to produce positive results in our planned Phase III clinical trials for OHR 102 in wet-AMD, the development timeline and regulatory approval and commercialization prospects for our leading product candidate, and, correspondingly, our business and financial prospects, would be materially adversely affected.

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

We rely, and expect that will continue to rely, on third parties to conduct any future clinical trials for us, including our planned Phase III clinical trial for OHR 102 in wet-AMD. If such third parties do not successfully carry out their duties or if we lose our relationships with such third parties, our drug development efforts could be delayed.

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

Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

•	have staffing difficulties;
•	fail to comply with contractual obligations;
•	experience regulatory compliance issues;
•	undergo changes in priorities or become financially distressed; or
•	form relationships with other entities, some of which may be our competitors.

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on contract research organizations does not relieve us of our regulatory responsibilities. We and our contract research organizations are required to comply with current Good Clinical Practices, or cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces these cGCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or our contract research organizations fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with cGCPs. In addition, our clinical trials must be conducted with product produced under current Good Manufacturing Practices, or cGMPs, regulations and will require a large number of test subjects. Our failure or the failure of our contract research organizations to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

Although we do design our clinical trials for OHR 102 in wet-AMD and other drug candidates, contract research organizations conduct all of the clinical trials. As a result, many important aspects of our drug development programs are outside of our direct control. In addition, the contract research organizations may not perform all of their obligations under arrangements with us or in compliance with regulatory requirements, but we remain responsible and are subject to enforcement action that may include civil penalties up to and including criminal prosecution for any violations of FDA laws and regulations during the conduct of our clinical trials. If the contract research organizations do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development and commercialization of OHR 102 in wet-AMD and other drug candidates may be delayed or our development program materially and irreversibly harmed. We cannot control the amount and timing of resources these contract research organizations devote to our program. If we are unable to rely on clinical data collected by our contract research organizations, we could be required to repeat, extend the duration of, or increase the size of our clinical trials and this could significantly delay commercialization and require significantly greater expenditures.

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

We rely completely on third-party manufacturers which may result in delays in our clinical trials, regulatory approvals and product introductions.

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

The manufacturers of our product candidates are obliged to operate in accordance with FDA-mandated cGMPs. In addition, the facilities used by our contract manufacturers or other third party manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we request regulatory approval from the FDA. A failure of any of our current or future contract manufacturers to establish and follow cGMPs and to document their adherence to such practices may lead to significant delays in clinical trials or in obtaining regulatory approval of product candidates or the ultimate launch of products based on our product candidates into the market. Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our contract manufacturers’ facilities generally. Failure by our current or future third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions, and criminal prosecutions.

Many aspects of the manufacturing process are outside of our control. In addition, the third-party manufacturers may not perform all of their obligations under arrangements with us or in compliance with regulatory requirements. If a third-party manufacturer breaches their obligations to us or fails to comply with regulatory requirements, the commercialization of OHR 102 in wet-AMD and other drug candidates may be delayed or irreversibly harmed.

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

We are highly dependent upon the principal members of our management team, especially Dr. Irach Taraporewala, Sam Backenroth, and Dr. Jason Slakter, as well as our directors. A loss of any of these personnel may have a material adverse effect on aspects of our business and clinical development and regulatory programs. The loss of any of these persons’ services might adversely affect our ability to develop and market our products and obtain necessary regulatory approvals.

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

Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC thereunder (“Section 404”). Section 404 requires us to report on the design and effectiveness of our internal controls over financial reporting. In our Form 10-Q for the quarterly period ended March 31, 2015 , our management identified a “material weaknesses” in our internal controls over financial reporting relating to an inefficiency in the financial reporting process regarding the assessment of fair value accounting principles related to non-recurring and complex transactions. As a result, in ___________, 2015, we retained Axia Partners to assist us in remediating this material weaknesses, which we believe has now been remediated. However, any failure to maintain or implement new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, and cause us to fail to meet our periodic reporting obligations, or result in material misstatements in our financial statements. We may also be required to incur costs to improve our internal control system and hire additional personnel. This could negatively impact our results of operations.

Section 404 also requires an independent registered public accounting firm to test our internal controls over financial reporting and report on the effectiveness of such controls. There can be no assurance that our auditors will issue an unqualified report attesting to our internal controls over financial reporting at that time. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements or our financial statements could change

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses and divert management’s attention from operating our business, which could have a material adverse effect on our business.

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

On April 2, 2015 73,337 warrants were exercised at an exercise price per share of $1.95 using cashless exercise. Accordingly, the Company issued 57,780 common shares.

On April 2, 2015, 505,935 warrants were exercised at an exercise price per share of $3.60 using cashless exercise. Accordingly, the Company issued 314,937 common shares

The issuances of the shares were made in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information

None

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

Date: August 6, 2015

OHR PHARMACEUTICAL, INC. (Registrant)

By:	/s/ Irach Taraporewala
Irach Taraporewala
Principal Executive Officer

By:	/s/ Sam Backenroth
Sam Backenroth
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

