Form 10-Q
period 2015-12-31
Ohr Pharmaceutical Inc
filed 2016-02-09
CIK 1173281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,461,869 shares of Common Stock outstanding as of February 8, 2016.

OHR PHARMACEUTICAL, INC.
TABLE OF CONTENTS

Part 1	FINANCIAL INFORMATION

Item 1.	Financial Statements.

OHR PHARMACEUTICAL, INC.

Consolidated Balance Sheets

(Unaudited)

	December 31,	September 30,
	2015	2015
ASSETS
CURRENT ASSETS
Cash	$25,325,809	$28,697,323
Prepaid expenses and other current assets	1,777,746	338,713

Total Current Assets	27,103,555	29,036,036

EQUIPMENT, net	244,261	248,753

OTHER ASSETS
Security deposit	12,243	12,243
Intangible assets, net	16,050,165	16,332,863
Goodwill	740,912	740,912

TOTAL ASSETS	$44,151,136	$46,370,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,540,870	$1,592,348
Notes payable	—	48,063
Contingent consideration	2,736,016	2,239,603

Total Current Liabilities	5,276,886	3,880,014

TOTAL LIABILITIES	5,276,886	3,880,014

STOCKHOLDERS’ EQUITY
Preferred stock, Series B; 6,000,000 shares authorized, $0.0001 par value, 0 shares issued and outstanding, respectively	—	—
Common stock; 180,000,000 shares authorized, $0.0001 par value, 30,956,112 and 30,331,309 shares issued and outstanding, respectively	3,096	3,033
Additional paid-in capital	103,528,029	100,999,173
Accumulated deficit	(64,656,875)	(58,511,413)

Total Stockholders’ Equity	38,874,250	42,490,793

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,151,136	$46,370,807

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OHR PHARMACEUTICAL, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	December 31,
	2015	2014
OPERATING EXPENSES
General and administrative	$1,218,128	$812,469
Research and development	2,076,280	2,805,896
Depreciation and amortization	297,740	305,622

OPERATING LOSS	3,592,148	3,923,987

OTHER INCOME (EXPENSE)
Change in fair value of contingent consideration	(2,557,549)	(683,386)
Share in losses on investment in joint venture	—	(26,650)
Other income	3,419	35,813
Interest income (expense), net	816	(127)

Total Other Income (Expense)	(2,553,314)	(674,350)

LOSS FROM OPERATIONS BEFORE
INCOME TAXES	(6,145,462)	(4,598,337)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(6,145,462)	$(4,598,337)

BASIC AND DILUTED LOSS PER SHARE	$(0.20)	$(0.18)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
BASIC AND DILUTED	30,472,493	25,259,154

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OHR PHARMACEUTICAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	December 31,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(6,145,462)	$(4,598,337)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	137,424	28,760
Warrants issued for services	—	8,559
Stock option expense	316,819	362,028
Change in fair value of contingent consideration	2,557,549	683,386
Share in losses on investment in joint venture	—	26,650
Depreciation	15,042	7,636
Amortization of intangible assets	282,698	297,986
Changes in operating assets and liabilities
Prepaid expenses and deposits	(1,439,033)	(445,523)
Accounts payable and accrued expenses	948,522	890,450

Net Cash Used in Operating Activities	(3,326,441)	(2,738,405)

INVESTING ACTIVITIES
Purchase of property and equipment	(10,550)	—
Net Cash Used in Investing Activities	(10,550)	—

FINANCING ACTIVITIES
Proceeds from warrants exercised for cash	13,540	3,000
Repayments of short-term notes payable	(48,063)	(43,899)

Net Cash Used in Financing Activities	(34,523)	(40,899)

NET CHANGE IN CASH	(3,371,514)	(2,779,304)
CASH AT BEGINNING OF PERIOD	28,697,323	13,220,494

CASH AT END OF PERIOD	$25,325,809	$10,441,190

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$406	$433
Income taxes	—	—

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to settle accounts payable	$—	$50,000
Settlement of contingent consideration	2,061,136	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OHR PHARMACEUTICAL, INC.

Notes to Unaudited Consolidated Financial Statements
December 31, 2015

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Ohr Pharmaceutical, Inc. and its subsidiaries (the “Company”). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X related to interim period financial statements. Accordingly, these condensed consolidated financial statements do not include certain information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2015, and for all periods presented herein, have been made.

It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015. The results of operations for the quarterly periods ended December 31, 2015 and 2014 are not necessarily indicative of the operating results for the full years. Reclassification has been made to conform to current period presentation which included moving applicable stock option expense from general and administrative expense to research and development expense.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2015 and September 30, 2015, on a recurring basis:

Assets and liabilities measured at fair value on a recurring basis at December 31, 2015	Level 1	Level 2	Level 3	Total Carrying Value
Contingent stock consideration	$—	$—	$2,736,016	$2,736,016
	$—	$—	$2,736,016	$2,736,016

Assets and liabilities measured at fair value on a recurring basis at September 30, 2015	Level 1	Level 2	Level 3	Total Carrying Value
Contingent stock consideration	$—	$—	2,239,603	$2,239,603
	$—	$—	2,239,603	$2,239,603

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Level 3 Reconciliation:	Contingent Stock Consideration
Level 3 assets and liabilities at September 30, 2015	$2,239,603
Purchases, sales, issuances and settlements (net)	(2,061,136)
Mark to market adjustments	2,557,549
Total Level 3 assets and liabilities at December 31, 2015	$2,736,016

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - INTANGIBLE ASSETS

Intangible assets at December 31, 2015 and September 30, 2015:

	December 31, 2015	September 30, 2015
License Rights	$17,712,991	$17,712,991
Patent Costs	200,000	200,000
	17,912,991	17,912,991
Accumulated Amortization	(1,862,826)	(1,580,128)
Total Intangible Assets	$16,050,165	$16,332,863

During the three months ended December 31, 2015, the Company recognized $282,698 in amortization expense on the patents and license rights. The amortization expense has been included in research and development expense.

NOTE 4 - NOTES PAYABLE

On February 28, 2015, the Company entered into a premium financing arrangement for its directors and officers insurance in the amount of $212,400. The financing arrangement bears interest at 6.75% per annum. As of December 31, 2015, the Company had repaid the loan in full and had paid interest of $5,950.

NOTE 5 - CAPITAL STOCK

Below is a table summarizing the capital stock activity during the three months ended December 31, 2015 and the shares outstanding as of December 31, 2015:

	Number Outstanding	Weighted-Average Exercise/Stock Price
Outstanding at September 30, 2015	30,331,309	$3.33
Exercise of Warrants	6,944	1.95
Milestone 1 – SKS Acquisition	497,859	4.14
Restricted Stock Issued	120,000	7.94
Outstanding at December 31, 2015	30,956,112	$3.34

The Board approved the achievement of Milestone 1 from the SKS acquisition on December 11, 2015 and the Company issued 497,859 shares of its common stock to SKS. The value of the stock issued as of the grant date was $2,061,136 at $4.14 per share.

On December 11, 2015, pursuant to a consulting agreement, the board granted 120,000 shares of the Company’s restricted stock under the Company’s 2014 Stock Incentive Plan, to Dr. Taraporewala, the Company’s former Chief Technology Officer. The restricted stock will vest in four equal, semiannual installments, beginning on July 16, 2016, subject to Dr. Taraporewala continuously providing consulting services to the Company from the grant date until each such vesting date.

On December 29, 2015, the Company issued 6,944 shares of common stock pursuant to an exercise of warrants at $1.95, for gross proceeds of $13,540.

During the three months ended December 31, 2015, the Company recognized compensation expense of $137,424 for shares issued for services during the current quarter and prior periods.

NOTE 6 - COMMON STOCK WARRANTS

Below is a table summarizing the warrants issued and outstanding as of December 31, 2015:

	Number Outstanding	Weighted-Average Exercise Price
Outstanding at September 30, 2015	746,869	$4.75
Granted	—	—
Exercised	(6,944)	1.95
Forfeited/ Expired	(26,667)	7.94
Outstanding at December 31, 2015	713,258	$4.66

The outstanding warrants as of December 31, 2015 have an intrinsic value of approximately $1,451,513.

NOTE 7 - COMMON STOCK OPTIONS

During the three months ended December 31, 2015 the Company recognized $316,819 of expense related to options granted. Unamortized option expense as of December 31, 2015 for all options outstanding amounted to approximately $3,490,373.

Below is a table summarizing the options issued and outstanding as of December 31, 2015:

	Number Outstanding	Weighted - Average Exercise Price
Outstanding at September 30, 2015	2,761,001	$7.27
Granted	120,000	3.28
Forfeited	(181,250)	10.12
Outstanding at December 31, 2015	2,699,751	$6.90
Exercisable at December 31, 2015	1,560,667	$5.69

As of December 31, 2015, the outstanding options have an intrinsic value of approximately $3,187,200.

The fair value of options granted during the three months ended December 31, 2015 are estimated at the date of grant using the Black-Scholes option-pricing model and the following assumptions: stock price at valuation of $3.28; expected term of 2.75 years, exercise price of $3.28, a risk free interest rate of 1.22 percent, a dividend yield of 0 percent and volatility of 108 percent. The average vesting period of options issued during the three month period ended December 31, 2015 is six months with 50% of the options vesting at the date of the grant.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s results of operations, prospects, cash flows, financial position and brand. To the best knowledge of the Company’s management, at December 31, 2015, there are no legal proceedings which the Company believes will have a material adverse effect on its business, results of operations, cash flows or financial condition.

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

The purchase price consisted of: (a) cash in the amount of $3,500,000; (b) 1,194,862 shares of the Company’s common stock (valued at $10,180,224 based on the closing sale price of the common stock of the Company on May 30, 2014 and (c) an additional 1,493,577 shares (the “contingent shares”) that will be issued contingent to achievement of certain milestones. This contingent consideration has been recorded as a liability of the Company and is reviewed by management for probability and likelihood of the milestones being achieved at each reporting period. The liability is adjusted according to management’s assessment.

On December 11, 2015, the Board approved the achievement of Milestone 1 and consequently, the Company issued 497,859 shares of its common stock to SKS as partial settlement of the contingent consideration. The value of the stock issued was $2,061,136, as determined by the $4.14 per share closing sale price of the Company’s common stock on the date of Board approval.

NOTE 9 - SUBSEQUENT EVENTS

On January 7, 2016, the Company issued options to purchase 240,000 shares of common stock to directors of the Company. One third of the options vested immediately, and one third of the options will vest on each of January 7, 2017 and January 7, 2018. The options have an exercise price of $5.14 and term of 5 years.

On January 14, 2016, the Company issued options to purchase 149,275 shares of common stock to employees of the Company. One third of the options vested immediately, and one third of the options will vest on each of January 14, 2017 and January 14, 2018. The options have an exercise price of $3.85 and term of 5 years.

On January 22, 2016, the Company issued 480,358 shares of restricted stock to employees of the Company. One half of the shares will vest on each of January 7, 2017, and January 7, 2018, subject to accelerated vesting under certain conditions.

On January 22, 2016, the Company issued options to purchase 80,000 shares of common stock to a director. One third of the options vested immediately, and one third of the options will vest on each of January 22, 2017 and January 22, 2018. The options have an exercise price of $3.62 and term of 5 years.

On January 26, 2016, the Company issued 25,399 shares of restricted stock to a consultant of the Company, all of which vested immediately.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our discussion and analysis of the business and subsequent discussion of financial conditions may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical in nature, including statements about beliefs and expectations, are forward-looking statements. Words such as “may,” “will,” “should,” “estimates,” “predicts,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties as described in greater detail in Item IA, Part II, our “Risk Factors” on page 19 of this Quarterly Report. You are cautioned that these forward-looking statements reflect management’s estimates only as of the date hereof, and we assume no obligation to update these statements, even if new information becomes available or other events occur in the future, except as required by law. Actual future results, events and trends may differ materially from those expressed in or implied by such statements depending on a variety of factors, including, but not limited to those set forth in our filings with the Securities and Exchange Commission (“SEC”). Specifically, and not in limitation of these factors, we may alter our plans, strategies, objectives or business.

Company Overview

Ohr Pharmaceutical, Inc. (“we,” “us,” “our,” “Ohr,” the “Company” or the “Registrant”) is a pharmaceutical company focused on the development of novel therapeutics and delivery technologies for the treatment of ocular disease. Our development pipeline consists of multiple programs and indications at various stages of development. Our lead clinical program, OHR-102 eye drops, is a novel therapeutic product which could provide a non-invasive therapy to improve vision outcomes without requiring multiple injections per office visit. We are evaluating OHR-102 eye drops, given in combination with Lucentis injections, for the treatment of retinal diseases including wet-AMD, retinal vein occlusion and proliferative diabetic retinopathy. Data from our Phase II clinical trial in wet-AMD demonstrated a positive and clinically meaningful treatment effect of OHR-102 combination therapy in classic containing choroidal neovascularization (classic CNV) and smaller occult only neovascularization (occult CNV) less than 10mm2.

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

Corporate and Historical Information

The Company is a Delaware corporation that was organized on August 4, 2009, as successor to BBM Holdings, Inc. (formerly Prime Resource, Inc., which was organized March 29, 2002) pursuant to a reincorporation merger. On August 4, 2009, the Company reincorporated in Delaware as Ohr Pharmaceutical, Inc.

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

We believe that OHR-102 used in combination with an anti-VEGF agent may provide several potential advantages over other combination therapy approaches currently being investigated in clinical studies including:

•	Daily eye drop therapy compared to an additional monthly intravitreal injection.
•	Potential for use in combination with an as-needed anti-VEGF injection (PRN) or treat-and-extend regimen instead of a monthly anti-VEGF injection regimen.
•	Inhibition of multiple growth factor pathways.
•	Cost advantage of manufacturing a small molecule when compared to large molecule proteins and antibodies.

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

Regulatory Guidance from the FDA on OHR-102 Program in Wet-AMD

At the end of Phase II meetings with the FDA in September 2014 and July 2015, the FDA agreed with the Company that a nine month primary efficacy endpoint for the Phase III trials will be acceptable based on the proportion of patients achieving a ≥ 3 line improvement in visual acuity and provided further guidance on the design of the Phase III trials. The Phase III trials for OHR-102 are being designed to measure the efficacy of combination therapy with OHR-102 plus Lucentis injections compared with Lucentis monotherapy in treatment naive patients with wet-AMD. All patients will be followed for safety and efficacy for two years. Two pivotal confirmatory efficacy and safety studies will be required.

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

Phase III Trials in Wet-AMD

The Phase III program will evaluate the efficacy and safety of OHR-102 given in combination with Lucentis for newly diagnosed, treatment naive patients with wet-AMD. The comprehensive clinical program will be comprised of double-masked, placebo-controlled, multicenter, international studies of OHR-102 administered twice a day in patients with newly diagnosed wet AMD, in combination with Lucentis injections. The primary endpoint will be a measurement of visual acuity gains at nine months, with patients followed to two years for safety. We intend to enroll a patient population that we believe is the most likely to benefit from OHR-102 combination therapy based on our full analysis of the IMPACT study. During the first year of the study, patients will be randomized 1:1 to receive monthly Lucentis plus OHR-102 (Squalamine lactate ophthalmic solution, 0.2%) twice a day or Lucentis plus placebo eye drops twice a day. During the second year they will receive Lucentis PRN (as needed) plus OHR-102 or placebo eye drops twice a day.

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

Completed OHR-102 Trial in Proliferative Diabetic Retinopathy (“PDR”) - Study 003

Study 003 was an open-label monotherapy investigator sponsored trial (“IST”) evaluating OHR-102 in five patients with PDR. Patients enrolled in the study received OHR-102 for a six month treatment period and were then followed for an additional two months. The endpoints included regression of neovascularization, anatomical measurements, visual acuity, and safety parameters. The principal investigator of Study 003 presented a case report from the first patient to complete the protocol in February 2014. In this case report, the oral presentation discussed the case of a treatment naïve patient diagnosed with PDR. The data demonstrated that topical application of OHR-102 in a monotherapy regimen, twice daily and then four times daily, was associated with regression of retinal neovascularization within two months. The retinal neovascularization remained regressed throughout the six months of four times daily OHR-102 eye drop therapy. One month after cessation of treatment, the abnormal blood vessels returned in this patient’s retina in the absence of OHR-102 treatment, and continued to grow through the second month, the latest time point measured. We expect the final data will be disseminated by the investigator in a scientific publication.

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

In July 2015, final data was presented by demonstrating that at week 38, (1) the mean gain in visual acuity from baseline for patients randomized (at week 10) to treatment with OHR-102 + Lucentis PRN was +27.8 letters compared with +23.3 for patients randomized to treatment with Lucentis plus PRN alone (control group), a clinically meaningful difference of +4.5 letters, (2) 80% of patients in the OHR-102 + Lucentis treated group had a gain in visual acuity, compared with 50% of patients treated with Lucentis alone, and (3) none of the patients in the OHR-102 + Lucentis treated group lost any vision as compared to 50% of the patients receiving Lucentis alone. After the initial combination therapy phase, the mean gain in visual acuity from week 10 to week 38 was +7.4 letters for patients who continued treatment with OHR-102 + Lucentis PRN compared with +3.1 letters in those receiving Lucentis PRN alone. Patients treated with OHR-102 + Lucentis PRN required a mean of 2.0 Lucentis injections between weeks 10 and 38, compared with a mean of 3.3 Lucentis injections for the monotherapy group over the same time period.

(b)

SKS Sustained Release Ocular Drug Delivery Platform Technology

The SKS sustained release technology employs a hydrogel template approach to prepare nano or microparticles of predefined size and shape and with homogeneous size distribution. The size of the particles can be adjusted, providing flexibility in controlling the size and release rate in drug delivery formulations. The drug loading capacity is much higher than that achieved by conventional methods (50% or higher), with a controlled initial burst release of drug that is minimal. Simplicity in processing makes the hydrogel template method useful for scale-up manufacturing of particles. We believe the technology has significant advantages over currently available microparticle drug delivery systems prepared by emulsion methods. This technology platform is adaptable to multiple routes of ocular delivery and amenable to multiple different polymers.

The SKS sustained release technology was designed to develop best-in-class drug formulations for ocular disease. The technology employs micro fabrication techniques to create nano and microparticle drug formulations that can provide sustained and predictable release of a therapeutic drug over a 3 – 6 month period. The versatility of this delivery technology makes it well suited to deliver hydrophilic or hydrophobic small molecules, as well as proteins with complex structures. Ohr’s preclinical pipeline of sustained release programs include sustained release formulations of small molecule and protein therapeutics for the treatment of ocular diseases, including glaucoma, steroid induced glaucoma, allergies, and retinal disease. Ohr has several molecules under development for these indications and anticipates expanding the pipeline during calendar year 2016 to include additional molecules and indications in ocular disease. In December 2015, we announced the achievement on Milestone 1, demonstrating in vivo proof of sustained release in one of our internal programs and anticipate presenting in-vivo proof of concept data on our internal programs and potentially filing an investigational new drug application with the FDA on one sustained release program in calendar 2016.

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

Competition in Wet AMD

Lucentis® (Genentech/Roche) and Eylea® (Regeneron) are currently approved by the FDA and are the market leaders for the treatment of wet-AMD. Ophthotech is developing a combination therapy (Fovista®) used with an additional intravitreal agent to improve vision outcomes. There is no assurance that we can get FDA approval for OHR-102 for the treatment of wet-AMD, and if we get it, there is no assurance we will be able to displace the market leaders as a treatment in a significant percentage of patients. In addition there are various other companies with drugs in Phase I, II, and III trials for the treatment of wet-AMD. We cannot assure that none of them will get to market before us or that OHR-102 will be a better treatment. See “Competitive Landscape in Wet-AMD” below.

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

Competitive Landscape in Wet-AMD

The current FDA approved market leaders for the treatment of wet AMD are VEGF inhibitors, including Lucentis®, Eylea® and (off-label) Avastin®. In 2015, annual revenue (worldwide) was more than $3 billion for Lucentis, despite significant cannibalization by the off-label use of Avastin (estimated to be 45-60% of the overall market). Eylea®, was approved for use in wet-AMD in the U.S. in November 2011 and achieved 2015 revenues of approximately $4 billion. Both Lucentis and Eylea are administered via frequent intravitreal injections directly into the eye. We believe our primary competition is Fovista®, a PDGF targeting aptamer being developed by Ophthotech and Novartis, which is currently enrolling the last of three Phase III clinical studies to evaluate Fovista in combination with anti-VEGF agents, including Lucentis®, Eylea®, and Avastin®. To date, Fovista and OHR-102 are the only combination therapy approaches we are aware of that have demonstrated a visual acuity benefit when used in combination with an anti-VEGF intravitreal injection. The Fovista clinical trials are designed for patients to receive two intravitreal injections per month. Other programs that are currently in Phase II or Phase III trials include Abicipar Pegol, a VEGF targeting DARPin molecule being developed by Allergan, RTH258, an anti-VEGF agent being developed by Alcon/Novartis, X-82, an oral tyrosine kinase inhibitor being developed by Tyrogenex, ALG-1001, an integrin targeting peptide being developed by Allegro Ophthalmics, and REG-2176, a combination injection of anti-VEGF and PDGF agents being developed by Regeneron. All of these products in clinical development, with the exception of X-82, use an intravitreal route of administration much like the current standards of care.

Competitive Landscape in Sustained Release Drug Delivery

There are a number of companies developing various forms of sustained release drug delivery platforms for ophthalmic applications. These include GreyBug with a biodegradable polymer microsphere/nanoparticle matrix system, Enivsia Therapeutics with the PRINT® technology system for microparticle and nanoparticle formulations, Kala Pharmaceuticals with a mucus-penetrating particle (MPP) technology, and Ocular Therapeutix with a proprietary hydrogel technology ophthalmic sustained drug delivery. All of these programs are in the preclinical or early clinical development stages. Each of these may prove to be effective means to deliver drugs in a sustained manner and we cannot assure you that none of them will get to market before us or that the SKS technology will be a better drug delivery approach.

Corporate Strategy

The Company is currently actively developing its pipeline products for applications in ophthalmology. Beginning in the 2014 fiscal year, we transitioned Ohr to a core focus on ophthalmology indications and building an ophthalmology-focused pipeline, and we expect to continue to see growth in our pipeline and ophthalmology initiatives.

After the presentations of the final results from the Phase II IMPACT Study with OHR-102, we began an initiative to seek and implement strategic alternatives with respect to our products, including licenses, business collaborations and other business combinations or transactions with other pharmaceutical and biotechnology companies. Several third parties with whom we have been in discussions have expressed interest in a potential licensing or partnering transaction for the OHR-102 program. We continue to make progress in these discussions; however, we currently do not have any agreement to enter into such a transaction, and there is no assurance that the Company will enter into or complete such a transaction.

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

Net working capital reserves decreased from the beginning of the first quarter of the Company’s 2016 fiscal year to the end of the quarter by $3,329,353 (to $21,826,669 from $25,162,022) primarily due to increased cost of developing our product portfolio and increased value of the contingent consideration from the SKS acquisition. Our quarterly cash burn had been approximately $2-3 million per quarter in fiscal 2015 and we expect our cash burn to significantly increase in the remainder of fiscal 2016 in connection with the enrollment of patients in Phase III trials and the ongoing development of our sustained release platform technology. The Company does not have a bank line of credit or other fixed source of capital reserves. Should it need additional capital in the future, the Company will be primarily reliant upon private or public placement of its equities, or a transaction with a pharmaceutical partner, for which there can be no warranty or assurance that the Company may be successful in such efforts. Management believes the Company has sufficient capital to meet its planned operating needs through November 2016.

Results of Operations

Three Months Ended December 31, 2015

Three months ended December 31, 2015 (“2015”) compared to the three months ended December 31, 2014 (“2014”). Results of operations for the three months ended December 31, 2015 reflect the following changes from the prior period.

	2015	2014	Change

General and administrative	$1,218,128	$812,469	$405,659
Research and development	2,076,280	2,805,896	(729,616)
Depreciation and amortization	297,740	305,622	(7,882)
Total Operating Expenses	3,592,148	3,923,987	(331,839)

Operating Loss	(3,592,148)	(3,923,987)	331,839

Change in fair value of contingent consideration	(2,557,549)	(683,386)	(1,874,163)
Other income and expenses	4,235	9,036	(4,801)
Net Loss	$(6,145,462)	$(4,598,337)	$(1,547,125)

The Company had no net revenues from operations in 2014 or 2015. Accordingly, the Company had no cost of revenue from operations in 2014 or 2015.

General and administrative expenses from operations increased from $812,469 in 2014 to $1,218,128 in 2015. The increase is a result of increases in corporate overhead, additional hiring, and stock option expense and compensation.

The Company incurred $2,076,280 in research and development expenses in 2015 compared to $2,805,896 in 2014. The decrease is a result of the Company having more prepaid research and development expenses in 2015 compared to 2014.

Depreciation and amortization expense remained relatively flat with $305,622 in 2014 and $297,740 in 2015.

In 2015, the Company reported an increase in the change in fair value of contingent consideration of $1,874,163. The increase is due to a change in fair value of the contingent consideration from the SKS acquisition, offset by the issuance of shares related to the achievement of Milestone 1.

For the three months ended December 31, 2015, the Company recognized a net loss of $6,145,462 compared to net loss of $4,598,337 for the same period in 2014. Until the Company is able to generate revenues, management expects to continue to incur net losses.

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

Changes in Internal Control Over Financial Reporting

During the period covered by this Report there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced significant net losses since our inception. As of December 31, 2015, we had an accumulated deficit of approximately $64.7 million. We expect to incur net losses over the next several years as we advance our programs and incur significant clinical development costs. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We do not expect to receive, for at least the next several years, any revenues from the commercialization of our product candidates.

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

At an end of Phase II meeting with the FDA in September 2014, the FDA agreed with the Company on a nine month primary efficacy endpoint for the Phase III trials. The Phase III trials for Squalamine eye drops are being designed to measure the efficacy of combination therapy with OHR-102 eye drops plus Lucentis injections compared with Lucentis monotherapy in treatment naïve patients with wet-AMD. All patients will be followed for safety for two years. We met with the FDA in July 2015 and discussed the results of the Phase II trial and the upcoming Phase III trials. Following this meeting, we submitted a special protocol assessment request to the FDA which included a detailed protocol to address and adequately provide the FDA with a Phase III program that produces data that would allow assessment of efficacy and safety of OHR-102 for the treatment of patients with wet AMD.

The Company currently intends to initiate the Phase III clinical trials, upon completion of the SPA procedure, to evaluate the efficacy and safety of OHR-102 given in combination with Lucentis for newly diagnosed, treatment naïve patients with enrollment criteria based on the complete analysis of the Phase II clinical trial. During the first year of the study, patients will be randomized 1:1 to receive monthly Lucentis plus OHR-102 (Squalamine lactate ophthalmic solution, 0.2%) twice a day or Lucentis plus placebo. During the second year they will receive Lucentis PRN (as needed) plus OHR-102 or placebo twice a day. The primary endpoint will be an improvement in visual acuity parameters, as measured by a standard ETDRS visual acuity chart.

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

Our long-term strategy with respect to OHR-102 in wet-AMD is to seek a strategic commercial partner, or partners, such as large pharmaceutical companies, with extensive experience in the development, commercialization, and marketing of our products. Several third parties with whom we have been in discussions have expressed interest in a potential licensing or partnering transaction for the OHR-102 program. We continue to make progress in these discussions. However, we currently do not have any agreement to enter into such a transaction, and there is no assurance that the Company will enter into or complete such a transaction.

Results from early clinical trials for OHR-102 in wet-AMD are not necessarily predictive of the results of later clinical trials for OHR-102 in wet-AMD. If we cannot replicate the results from our earlier clinical trials for OHR-102 in wet-AMD in our later clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize OHR-102 in wet-AMD.

Results from our Phase II clinical trial for OHR-102 in wet-AMD may not necessarily be predictive of the results from required later clinical trials. We may not be able to commence or complete our planned Phase III clinical trials for OHR-102 in wet-AMD. Similarly, even if we are able to complete our planned Phase III clinical trials for OHR-102 in wet-AMD according to our current development timeline, the results from our Phase II clinical trial for OHR-102 in wet-AMD may not be replicated in our Phase III clinical trial results. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, pre-clinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported adverse events. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials nonetheless failed to obtain FDA approval. If we fail to produce positive results in our planned Phase III clinical trials for OHR-102 in wet-AMD, the development timeline and regulatory approval and commercialization prospects for our leading product candidate, and, correspondingly, our business and financial prospects, would be materially adversely affected.

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

We rely, and expect that we will continue to rely, on third parties to conduct any future clinical trials for us, including our planned Phase III clinical trial for OHR-102 in wet-AMD. If such third parties do not successfully carry out their duties or if we lose our relationships with such third parties, our drug development efforts could be delayed.

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

Although we do design our clinical trials for OHR-102 in wet-AMD and other drug candidates, contract research organizations conduct all of the clinical trials. As a result, many important aspects of our drug development programs are outside of our direct control. In addition, the contract research organizations may not perform all of their obligations under arrangements with us or in compliance with regulatory requirements, but we remain responsible and are subject to enforcement action that may include civil penalties up to and including criminal prosecution for any violations of FDA laws and regulations during the conduct of our clinical trials. If the contract research organizations do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development and commercialization of OHR-102 in wet-AMD and other drug candidates may be delayed or our development program materially and irreversibly harmed. We cannot control the amount and timing of resources these contract research organizations devote to our program. If we are unable to rely on clinical data collected by our contract research organizations, we could be required to repeat, extend the duration of, or increase the size of our clinical trials and this could significantly delay commercialization and require significantly greater expenditures.

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

We have not entered into long-term agreements with our current third-party manufacturers or with any alternate suppliers. Although we intend to do so prior to any commercial launch of a product that is approved by the FDA in order to ensure that we maintain adequate supplies of commercial drug product, we may be unable to enter into such agreements or do so on commercially reasonable terms, which could delay a product launch or subject our commercialization efforts to significant supply risk. In addition, reliance on third-party manufacturers entails risks to which we would not be subject to if we manufactured the product candidates ourselves, including:

•	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;
•	reduced control as a result of using third-party manufacturers for all aspects of manufacturing activities;
•	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us; and
•	disruptions to the operations of our third-party manufacturers or suppliers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier.

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

The manufacturers of our product candidates are obliged to operate in accordance with FDA-mandated cGMPs. In addition, the facilities used by our contract manufacturers or other third party manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we request regulatory approval from the FDA. A failure of any of our current or future contract manufacturers to establish and follow cGMPs and to document their adherence to such practices may lead to significant delays in clinical trials or in obtaining regulatory approval of product candidates or the ultimate launch of products based on our product candidates into the market. Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our contract manufacturers’ facilities generally. Failure by our current or future third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions, and criminal prosecutions. Many aspects of the clinical trial and manufacturing process are outside of our control. In addition, the third-party manufacturers may not perform all of their obligations under arrangements with us or in compliance with regulatory requirements. If a third-party manufacturer breaches their obligations to us or fails to comply with regulatory requirements, the commercialization of OHR-102 in wet-AMD and other drug candidates may be delayed or irreversibly harmed.

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

26

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

We will continue to seek to acquire or make investments in complementary businesses, technologies, services or products and plan to seek development partners for our existing products. Several third parties with whom we have been in discussions have expressed interest in a potential licensing or partnering transaction for the OHR-102 program. We continue to make progress in these discussions; however, we currently do not have any agreement to enter into such a transaction, and there is no assurance that the Company will enter into or complete such a transaction.

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

28

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

30

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

If we do not raise additional funds, we will not be able to continue operations or complete the necessary clinical and preclinical trials to complete development of OHR-102 and our sustained release ophthalmological platform or our other products and will not be able to sell them anywhere.

We will not be able to sell OHR-102 and our sustained release ophthalmological platform or our other products in the United States unless we submit, and the FDA approves, an NDA for each such product. We must conduct clinical trials of each of our products in humans before we submit an NDA. We currently do not have sufficient capital to complete the necessary trials to complete the development of OHR-102 and our sustained release ophthalmological platform or any of our other therapeutic drug products.

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

Conducting the clinical and preclinical studies of each of our products will require significant cash expenditures and we do not have the funds necessary to complete all phases of clinical trials for OHR-102 and our sustained release ophthalmological platform or any other products. Our products may never be approved for commercial distribution by any country. Because our research and development expenses and clinical and preclinical study expenses will be charged against earnings for financial reporting purposes, we expect that losses from operations will continue to be incurred for the near future. We currently do not have sufficient funds to complete all phases of clinical and preclinical testing of any of our products which are required to permit the commercial sale of such products.

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

We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC thereunder (“Section 404”). Section 404 requires us to report on the design and effectiveness of our internal controls over financial reporting. In our Form 10-Q for the quarterly period ended March 31, 2015, our management identified “material weaknesses” in our internal controls over financial reporting relating to an inefficiency in the financial reporting process regarding the assessment of fair value accounting principles related to non-recurring and complex transactions. We retained a third party to assist us in remediating these material weaknesses, which we believe has been remediated. However, any failure to maintain or implement new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, and cause us to fail to meet our periodic reporting obligations, or result in material misstatements in our financial statements. We may also be required to incur costs to improve our internal control system and hire additional personnel. This could negatively impact our results of operations.

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

On December 11, 2015 the board granted 120,000 shares of the Company’s restricted stock under the Company’s 2014 Stock Incentive Plan and related restricted stock agreement, dated as of December 11, 2015, to Dr. Irach Taraporewala. The restricted stock will vest in four equal, semiannual installments, beginning on July 16, 2016, subject to Dr. Taraporewala continuously providing consulting services to the Company from December 11, 2015 until each such vesting date.

On December 11, 2015, the Board approved the achievement of Milestone 1 in connection with the SKS Acquisition and consequently, the Company issued 497,859 shares of its common stock to SKS.

On December 29, 2015, the Company issued 6,944 shares of common stock pursuant to an exercise of warrants at $1.95, for gross proceeds of $13,540.

The issuances of the shares were made in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 9, 2016

OHR PHARMACEUTICAL, INC. (Registrant)

By:	/s/ Jason S. Slakter
Jason S. Slakter
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Sam Backenroth
Sam Backenroth
Chief Financial Officer (Principal Financial and Chief Accounting Officer)