Form 10-Q
period 2016-03-31
Ohr Pharmaceutical Inc
filed 2016-05-10
CIK 1173281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,496,869 shares of common stock, par value $0.0001 per share, outstanding as of May 8, 2016.

OHR PHARMACEUTICAL, INC.
TABLE OF CONTENTS

2

Part 1	FINANCIAL INFORMATION

Item 1.	Financial Statements.

OHR PHARMACEUTICAL, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31,	September 30,
	2016	2015
ASSETS
CURRENT ASSETS
Cash	$21,881,370	$28,697,323
Prepaid expenses and other current assets	456,514	338,713

Total Current Assets	22,337,884	29,036,036

EQUIPMENT, net	229,363	248,753

OTHER ASSETS
Security deposit	12,243	12,243
Intangible assets, net	15,770,541	16,332,863
Goodwill	740,912	740,912

TOTAL ASSETS	$39,090,943	$46,370,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,869,265	$1,592,348
Notes payable	215,810	48,063
Contingent consideration	1,430,393	2,239,603

Total Current Liabilities	3,515,468	3,880,014

TOTAL LIABILITIES	3,515,468	3,880,014

STOCKHOLDERS’ EQUITY
Preferred stock, Series B; 6,000,000 shares authorized, $0.0001 par value, 0 shares issued and outstanding, respectively	—	—
Common stock; 180,000,000 shares authorized, $0.0001 par value, 31,496,869 and 30,331,309 shares issued and outstanding, respectively	3,150	3,033
Additional paid-in capital	105,514,059	100,999,173
Accumulated deficit	(69,941,734)	(58,511,413)

Total Stockholders’ Equity	35,575,475	42,490,793

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,090,943	$46,370,807

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OHR PHARMACEUTICAL, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

OPERATING (INCOME) EXPENSES

General and administrative	$2,966,363	$3,334,971	$4,184,492	$4,151,834

Research and development	4,043,859	3,175,855	6,120,139	5,919,977

Depreciation and amortization	296,077	295,262	593,816	600,884

Gain on settlement of accounts payable	(710,264)	—	(710,264)	—

OPERATING LOSS	6,596,035	6,806,088	10,188,183	10,672,695

OTHER INCOME (EXPENSE)
Change in fair value of contingent consideration	1,305,623	3,786,193	(1,251,926)	3,102,807
Share in losses on investment in joint venture	—	(41,211)	—	(67,861)
Other income	—	—	3,419	35,813
Interest income (expense), net	5,553	(536)	6,369	(663)
Impairment of intangibles	—	(338,906)	—	(338,906)

Total Other Income (Expense)	1,311,176	3,405,540	(1,242,138)	2,731,190

LOSS FROM OPERATIONS BEFORE
INCOME TAXES	(5,284,859)	(3,400,548)	(11,430,321)	(7,941,505)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(5,284,859)	$(3,400,548)	$(11,430,321)	$(7,941,505)

BASIC AND DILUTED LOSS PER SHARE	$(0.17)	$(0.12)	$(0.37)	$(0.30)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:

BASIC AND DILUTED	31,344,424	27,713,410	30,906,114	26,479,538

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OHR PHARMACEUTICAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	March 31,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(11,430,321)	$(7,941,505)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	715,952	353,876
Warrants issued for services	—	8,559
Stock option expense	1,724,375	2,269,785
Change in fair value of contingent consideration	1,251,926	(3,102,807)
Share in losses on investment in joint venture	—	67,861
Depreciation	31,494	24,866
Amortization of intangible assets	562,322	576,018
Impairment of Intangibles	—	338,906
Gain on settlement of accounts payable	(710,264)	—
Changes in operating assets and liabilities
Prepaid expenses and deposits	98,009	(419,991)
Accounts payable and accrued expenses	987,180	1,018,156

Net Cash Used in Operating Activities	(6,769,327)	(6,806,276)

INVESTING ACTIVITIES
Investment in joint venture	—	(100,000)
Purchase of property and equipment	(12,103)	(86,891)
Net Cash Used in Investing Activities	(12,103)	(186,891)

FINANCING ACTIVITIES
Proceeds for issuance of common stock for cash	—	26,582,998
Proceeds from warrants exercised for cash	13,540	80,005
Repayments of short-term notes payable	(48,063)	(67,068)

Net Cash Provided by (Used in) Financing Activities	(34,523)	26,595,935

NET CHANGE IN CASH	(6,815,953)	19,602,768
CASH AT BEGINNING OF PERIOD	28,697,323	13,220,494

CASH AT END OF PERIOD	$21,881,370	$32,823,262

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION CASH PAID FOR:
Interest	$—	$1,533
Income Taxes	—	—

NON CASH FINANCING ACTIVITIES:

Settlement of contingent consideration	$2,061,136	$—
Financing of insurance premiums through issuance of short term notes	215,810	212,400
Common stock issued to settle accounts payable	—	50,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OHR PHARMACEUTICAL, INC.

Notes to Unaudited Consolidated Financial Statements
March 31, 2016

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Ohr Pharmaceutical, Inc. and its subsidiaries (the “Company”). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X related to interim period financial statements. Accordingly, these condensed consolidated financial statements do not include certain information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2016, and for all periods presented herein, have been made.

It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015. The results of operations for the quarterly periods ended March 31, 2016 and 2015 are not necessarily indicative of the operating results for the full years. Reclassification has been made to conform to current period presentation which included moving applicable stock option expense from general and administrative expense to research and development expense.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2016 and September 30, 2015, on a recurring basis:

Assets and liabilities measured at fair value on a recurring basis at March 31, 2016	Level 1	Level 2	Level 3	Total Carrying Value
Contingent stock consideration	$—	$—	$1,430,393	$1,430,393
	$—	$—	$1,430,393	$1,430,393

Assets and liabilities measured at fair value on a recurring basis at September 30, 2015	Level 1	Level 2	Level 3	Total Carrying Value
Contingent stock consideration	$—	$—	2,239,603	$2,239,603
	$—	$—	2,239,603	$2,239,603

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Level 3 Reconciliation:	Contingent Stock Consideration
Level 3 assets and liabilities at September 30, 2015	$2,239,603
Purchases, sales, issuances and settlements (net)	(2,061,136)
Mark to market adjustments	1,251,926
Total Level 3 assets and liabilities at March 31, 2016	$1,430,393

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - INTANGIBLE ASSETS

Intangible assets at March 31, 2016 and September 30, 2015:

	March 31, 2016	September 30, 2015
License Rights	$17,712,991	$17,712,991
Patent Costs	200,000	200,000
	17,912,991	17,912,991
Accumulated Amortization	(2,142,450)	(1,580,128)
Total Intangible Assets	$15,770,541	$16,332,863

During the three and six month periods ended March 31, 2016, the Company recognized $279,625 and $562,322, respectively, in amortization expense on the patents and license rights. The amortization expense has been included in research and development expense.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

During the three and six month periods ended March 31, 2016, the Company realized a gain of $710,264 related to the settlement of an accounts payable balance.

NOTE 5 - NOTES PAYABLE

On February 28, 2016, the Company entered into a premium financing arrangement for its directors and officers insurance in the amount of $215,810. The financing arrangement bears interest at 7% per annum. As of March 31, 2016, the Company has not made any payments toward the loan.

NOTE 6 - CAPITAL STOCK

Below is a table summarizing the capital stock activity during the six months ended March 31, 2016 and the shares outstanding as of March 31, 2016:

	Number Outstanding	Weighted-Average Exercise/Stock Price
Outstanding at September 30, 2015	30,331,309	$3.33
Exercise of Warrants	6,944	1.95
Milestone 1 – SKS Acquisition	497,859	4.14
Restricted Stock Issued	660,757	4.12
Outstanding at March 31, 2016	31,496,869	$3.35

The Board approved the achievement of Milestone 1 in connection with the ophthalmology assets acquisition by the Company of the privately held SKS Ocular LLC and its affiliate, SKS Ocular 1 LLC (“SKS”). As a result, on December 11, 2015, the Company issued 497,859 shares of its common stock to SKS. The value of the stock issued was $2,061,136, as determined by the $4.14 per share closing sale price of the Company’s common stock on the date of Board approval.

On December 11, 2015, pursuant to a consulting agreement, the Board granted 120,000 shares of the Company’s restricted stock under the Company’s 2014 Stock Incentive Plan to Dr. Irach Taraporewala, the Company’s former Chief Technology Officer. The restricted stock will vest in four equal, semiannual installments, beginning on July 16, 2016, subject to Dr. Taraporewala continuously providing consulting services to the Company from the grant date until each such vesting date.

On December 29, 2015, the Company issued 6,944 shares of common stock pursuant to an exercise of warrants at $1.95 per share, for gross proceeds of $13,540.

On January 9, 2016, the Board granted 130,000 and 350,358 shares of the Company’s restricted stock to Sam Backenroth, Chief Financial Officer and Dr. Jason Slakter, Chief Executive Officer, respectively, 50% of these shares vest on the January 9, 2017 and the remaining 50% vest on January 9, 2018.

On January 22, 2016 and March 17, 2016, the Board approved the issuance of 25,399 and 35,000 shares, respectively, of the Company’s restricted stock to a consultant of the Company for services rendered.

During the six months ended March 31, 2016, the Company recognized compensation expense of $715,952 for shares issued for services during the current and prior periods.

NOTE 7 - COMMON STOCK WARRANTS

Below is a table summarizing the warrants issued and outstanding as of March 31, 2016:

	Number Outstanding	Weighted-Average Exercise Price
Outstanding at September 30, 2015	746,869	$4.75
Exercised	(6,944)	1.95
Forfeited/ Expired	(43,334)	4.89
Outstanding at March 31, 2016	696,591	$4.67

As of March 31, 2016, the outstanding warrants have an intrinsic value of $184,312.

NOTE 8 - COMMON STOCK OPTIONS

During the three and six months ended March 31, 2016, the Company recognized $1,407,556 and 1,724,375 of expense related to options granted, respectively. Unamortized option expense as of March 31, 2016 for all options outstanding amounted to approximately $3,764,535.

Below is a table summarizing the options issued and outstanding as of March 31, 2016:

	Number Outstanding	Weighted - Average Exercise Price
Outstanding at September 30, 2015	2,761,001	$7.27
Granted	669,275	4.11
Forfeited/ Expired	(558,333)	6.60
Outstanding at March 31, 2016	2,871,943	$6.66
Exercisable at March 31, 2016	1,681,920	$6.45

As of March 31, 2016, the outstanding options have an intrinsic value of $500,001.

The fair value of options granted during the six months ended March 31, 2016 are estimated at the date of grant using the Black-Scholes option-pricing model and the following assumptions: stock price at valuation ranging from of $3.23 to $5.14, expected term ranging from of 2.75 to 3.25 years, exercise price ranging from $3.23 to $5.14, a risk free interest rate ranging from 1.04 to 1.31 percent, a dividend yield of 0 percent and volatility ranging from 103 to 108 percent. The average vesting period of options issued during the six month period ended March 31, 2016 is 10.9 months with 36.3 percent of the options vesting at the date of the grant.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s results of operations, prospects, cash flows, financial position and brand. To the best knowledge of the Company’s management, at March 31, 2016, there are no legal proceedings which the Company believes will have a material adverse effect on its business, results of operations, cash flows or financial condition.

Contingent Stock Consideration

On May 30, 2014, the Company completed the acquisition of certain assets of SKS, including licenses, patents and contracts relating to micro-fabrication polymer-based sustained delivery platforms related to ocular therapeutics and dry age-related macular degeneration animal models, together with biomarkers to support such models.

The purchase price consisted of: (a) cash in the amount of $3,500,000; (b) 1,194,862 shares of the Company’s common stock (valued at $10,180,224 based on the closing sale price of the common stock of the Company on May 30, 2014) and (c) an additional 1,493,577 shares that will be issued contingent to achievement of certain milestones. This contingent consideration has been recorded as a liability of the Company and is reviewed by management for probability and likelihood of the milestones being achieved at each reporting period. The liability is adjusted according to management’s assessment.

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

Our discussion and analysis of the business and subsequent discussion of financial conditions may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical in nature, including statements about beliefs and expectations, are forward-looking statements. Words such as “may,” “will,” “should,” “estimates,” “predicts,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties as described in greater detail in Item IA, Part II, our “Risk Factors” on page 19 of this Report. You are cautioned that these forward-looking statements reflect management’s estimates only as of the date hereof, and we assume no obligation to update these statements, even if new information becomes available or other events occur in the future, except as required by law. Actual future results, events and trends may differ materially from those expressed in or implied by such statements depending on a variety of factors, including, but not limited to those set forth in our filings with the Securities and Exchange Commission (“SEC”). Specifically, and not in limitation of these factors, we may alter our plans, strategies, objectives or business.

Company Overview

Ohr Pharmaceutical, Inc. (“we,” “us,” “our,” “Ohr” or the “Company”) is a pharmaceutical company focused on the development of novel therapeutics and delivery technologies for the treatment of ocular disease. Our development pipeline consists of multiple programs and indications at various stages of development. Our lead clinical program, squalamine lactate ophthalmic solution, 0.2% (“Squalamine”, also known as OHR-102), is a novel therapeutic product which could provide a non-invasive therapy to improve vision outcomes without requiring multiple injections per office visit. We are evaluating Squalamine, given in combination with Lucentis injections, for the treatment of retinal diseases including wet-AMD, retinal vein occlusion and proliferative diabetic retinopathy. Data from our Phase II clinical trial in wet-AMD demonstrated a positive and clinically meaningful treatment effect of Squalamine combination therapy in those patients classified as having classic containing choroidal neovascular lesions (“classic CNV”) as well as in the larger population of patients classified as having occult neovascularization (“occult CNV”) less than 10mm2.

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

The transaction provided Ohr with a proprietary, patent protected, sustained release technology platform under development as well as a pipeline of pre-clinical sustained release drug product candidates that address ocular indications including glaucoma, ocular allergy, retinal disease and other ophthalmic indications. As part of the SKS Acquisition, Ohr retained the SKS employees and continued the SKS operations at the SKS research laboratory facility in San Diego, CA.

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

Recent Events

In March 2016, the Company reached an agreement on a Special Protocol Assessment with the United States Food and Drug Administration on the design of the Phase III trial for its lead drug candidate, squalamine lactate ophthalmic solution, 0.2% (“Squalamine,” also known as OHR-102).  Based on the agreed upon SPA, Ohr initiated the first of two planned Phase III global clinical studies evaluating the efficacy and safety of Squalamine, given in combination with Lucentis®, for the treatment of neovascular age-related macular degeneration (wet AMD). The first patient in the phase III study was enrolled in April 2016.

PRODUCT PIPELINE

(a)          SQUALAMINE LACTATE OPHTHALMIC SOLUTION 0.2%

Squalamine Lactate Ophthalmic Solution 0.2% (“Squalamine”, also known as OHR-102)

Squalamine lactate is a small molecule anti-angiogenic drug with a novel intracellular mechanism of action. The drug acts against the development of aberrant neovascularization by inhibiting multiple protein growth factors of angiogenesis, including vascular endothelial growth factor (“VEGF”), platelet-derived growth factor (“PDGF”) and basic fibroblast growth factor (“bFGF”). Recent clinical evidence has shown PDGF to be an additional target for the treatment of Wet-AMD and bFGF levels have been shown to be elevated in retinal vein occlusion and wet-AMD patients as well.

Ohr formulated squalamine lactate as a topical solution (Squalamine lactate ophthalmic solution 0.2% or OHR-102) for ophthalmic indications and optimized the formulation for enhanced uptake into the back of the eye, and to potentially provide increased comfort in an elderly patient population. The Company is advancing its clinical wet-AMD program with this topical formulation. Unlike other combination therapy approaches being evaluated in clinical studies, Squalamine does not require direct injection into the eye.

We believe that Squalamine used in combination with an anti-VEGF agent may provide several potential advantages over other combination therapy approaches currently being investigated in clinical studies including:

•	Daily topical therapy compared to additional monthly intravitreal injections.
•	Potential use in combination with as-needed (PRN) anti-VEGF injections or treat-and-extend regimens as well as a monthly/bi-monthly anti-VEGF injection regimen.
•	Adaptable for use in combination with longer acting anti-VEGF agents.
•	Inhibition of multiple growth factor pathways.
•	Cost efficiency of manufacturing a small molecule when compared to large molecule proteins and antibodies.

The Company has conducted a preclinical program which consisted of pharmacology, pharmacokinetic, and toxicology studies which support the ongoing clinical development of Squalamine.

Completed Phase II Trial in wet-AMD: the IMPACT Study (formerly OHR-002)

We commenced a clinical study, Study OHR-002 (or IMPACT Study), which began enrolling patients in late 2012. The IMPACT Study was a multi-center, randomized, double masked, placebo controlled Phase II study to evaluate the efficacy and safety of Squalamine combination therapy for the treatment of wet-AMD. The study enrolled treatment naïve wet-AMD patients at more than 20 clinical sites in the U.S. who were randomly assigned to treatment with Squalamine lactate ophthalmic solution 0.2%, or placebo eye drops for a nine month period, along with Lucentis® injections, as necessary, following an initial baseline Lucentis injection. Full enrollment was completed in April 2014. In March 2015, we completed the IMPACT Study and announced topline results. The final data from the IMPACT Study was presented at multiple scientific conferences and forums in 2015 and 2016, with additional data presentations expected at scientific conferences in calendar 2016.

In a prespecified analysis, data from the IMPACT study demonstrated that, in the intent-to-treat (ITT-LOCF) population with lesions containing classic choroidal neovascularization (“classic CNV”) (Squalamine combination treatment n=38, Lucentis® monotherapy n=32), 42% of the patients receiving Squalamine achieved a ≥3 line gain at nine months, as compared to 28% in the Lucentis monotherapy group. In patients with classic CNV (ITT-LOCF), mean gains in visual acuity were +10.5 letters for the Squalamine combination arm and +5.4 letters with Lucentis monotherapy, a clinically meaningful benefit of +5.1 letters. The positive effect on visual acuity in classic CNV was seen early in the course of treatment and continued to increase through the end of the study. Less of a visual acuity benefit was seen in the overall population (classic CNV and occult only CNV lesions). The mean number of injections between the treatment arms, the primary endpoint of the study, was not meaningfully different.

Further analyses were conducted to determine the patient population most likely to benefit from combination treatment. Patients with classic CNV are a heterogeneous population and, within the enrollment criteria of our study, could have encompassed small classic lesions with no occult component as well as lesions up to 12 disc areas (~30mm2) in size made up almost entirely of occult CNV. These diverse lesions would both fall under the same category of “classic containing lesion” even though they would be expected to respond differently to treatment. Correlation analyses determined that the occult CNV size at baseline, regardless of whether there was a classic CNV component present, directly correlated with improved visual acuity outcomes in the Squalamine combination group (p=<0.0001), which was not seen in the Lucentis monotherapy group. This suggests that the occult CNV size was a more important predictor of success for combination therapy than the presence of classic CNV, and a cutoff less than 10mm2 of occult size at baseline was determined to be the optimal size to include in future clinical studies. In those patients with occult CNV less than 10mm2 in area (n=94 of 128 completing the phase II study), 40% of those treated with Squalamine combination therapy achieved a gain of 3 or more lines of vision, compared with 26% of patients in the Lucentis monotherapy arm, a 54% additional benefit. In addition, mean gains in visual acuity compared to baseline were +11.0 letters for the Squalamine combination arm and +5.7 letters with Lucentis monotherapy, a clinically meaningful benefit of +5.3 letters. Importantly, this group of patients represents a larger proportion of the subjects enrolled in the IMPACT study than the classic containing group. We are enrolling this optimized patient population in our Phase III clinical program.

Regulatory (FDA) Status of Squalamine Program in Wet-AMD

In March 2016, the Company reached an agreement on a Special Protocol Assessment (SPA) with the United States Food and Drug Administration (US FDA) on the design of the Phase III trial. The FDA awarded Fast Track Designation to the Squalamine eye drop program for the potential treatment of wet-AMD in 2012.

Phase III Trials in Wet-AMD

The Phase III program will evaluate the efficacy and safety of Squalamine given in combination with Lucentis for newly diagnosed, treatment naive patients with wet-AMD. The comprehensive clinical program will be comprised of double-masked, placebo-controlled, multicenter, international studies of Squalamine administered twice a day in patients with newly diagnosed wet AMD, in combination with Lucentis injections. The primary endpoint will be a measurement of visual acuity gains at nine months, with patients followed to two years for safety. We intend to enroll a patient population that we believe is the most likely to benefit from Squalamine combination therapy based on our full analysis of the IMPACT study. During the first year of the study, patients will be randomized 1:1 to receive monthly Lucentis plus Squalamine twice a day or Lucentis plus placebo eye drops twice a day. During the second year they will receive Lucentis PRN (as needed) plus Squalamine or placebo eye drops twice a day. In March 2016, the Company initiated the first phase III study and enrolled the first patient in April 2016.

OHR–1501 Study

OHR-1501 is an exploratory, double-masked, randomized, placebo-controlled study designed to assess safety and efficacy of treatment with squalamine lactate ophthalmic solution in combination with monthly Lucentis injections in patients with neovascular AMD. Approximately 20 subjects will participate for a six-month duration. Efficacy parameters will include functional visual acuity (BCVA), and retinal imaging modalities. The primary endpoints of the study are the outcome measures at Week 12. We expect data from this study in calendar 2016.

Completed Trial in Proliferative Diabetic Retinopathy (“PDR”) - Study 003

Study 003 was an open-label monotherapy investigator sponsored trial (“IST”) evaluating Squalamine in five patients with PDR. Patients enrolled in the study received Squalamine for a six month treatment period and were then followed for an additional two months. The endpoints included regression of neovascularization, anatomical measurements, visual acuity, and safety parameters. The principal investigator of Study 003 presented a case report from the first patient to complete the protocol in February 2014. In this case report, the oral presentation discussed the case of a treatment naïve patient diagnosed with PDR. The data demonstrated that topical application of Squalamine in a monotherapy regimen, twice daily and then four times daily, was associated with regression of retinal neovascularization within two months. The retinal neovascularization remained regressed throughout the six months of four times daily Squalamine therapy. One month after cessation of treatment, the abnormal blood vessels returned in this patient’s retina in the absence of Squalamine treatment, and continued to grow through the second month, the latest time point measured. We expect the final data will be disseminated by the investigator in a scientific publication.

Completed Trial in Branch and Central Retinal Vein Occlusion -Study 004

Study 004 was an IST evaluating squalamine lactate ophthalmic solution, 0.2%, in 20 patients with branch and central retinal vein occlusion. All patients in the study received Squalamine for 10 weeks, with injections of Lucentis at week two and six, and a data readout at week 10. At week 10, the patients entered into the extension phase and were randomized 1:1 to either continue or discontinue taking Squalamine through week 38 (“extension phase”). During the extension phase, the patients received Lucentis injections on a PRN basis as determined by fluid based OCT criteria. The principal investigator presented the 10 week data from the study in August 2014. The data demonstrated that, at week 10 (1) the mean gain in visual acuity was 20.3 letters for all 20 patients using the combination therapy, (2) the mean visual acuity for all 20 patients at was 20/32, (3) the average central foveal thickness for all 20 patients was reduced to 270u, and (4) only one of 20 patients qualified for an injection of Lucentis, indicating dryness of the retina and a 95% macular deturgescence rate.

In July 2015, final data was presented demonstrating that at week 38, (1) the mean gain in visual acuity from baseline for patients randomized (at week 10) to treatment with Squalamine + Lucentis PRN was +27.8 letters compared with +23.3 for patients randomized to treatment with Lucentis plus PRN alone (control group), a clinically meaningful difference of +4.5 letters, (2) 80% of patients in the Squalamine + Lucentis treated group had a gain in visual acuity, compared with 50% of patients treated with Lucentis alone, and (3) none of the patients in the Squalamine + Lucentis treated group lost any vision as compared to 50% of the patients receiving Lucentis alone. After the initial combination therapy phase, the mean gain in visual acuity from week 10 to week 38 was +7.4 letters for patients who continued treatment with Squalamine + Lucentis PRN compared with +3.1 letters in those receiving Lucentis PRN alone. Patients treated with Squalamine + Lucentis PRN required a mean of 2.0 Lucentis injections between weeks 10 and 38, compared with a mean of 3.3 Lucentis injections for the monotherapy group over the same time period.

(b)          SKS Sustained Release Ocular Drug Delivery Platform Technology

The SKS sustained release technology employs a hydrogel template approach to prepare nano or microparticles of predefined size and shape and with homogeneous size distribution. The size of the particles can be adjusted, providing flexibility in controlling the size and release rate in drug delivery formulations. The drug loading capacity is much higher than that achieved by conventional methods (50% or higher), with a controlled initial burst release of drug that is minimal. Simplicity in processing makes the hydrogel template method useful for scale-up manufacturing of particles. We believe the technology has significant advantages over currently available microparticle drug delivery systems prepared by emulsion and other methods. This technology platform is adaptable to multiple routes of ocular delivery and amenable to multiple different polymers.

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

In December 2015, we announced the achievement of Milestone 1, demonstrating in vivo proof of sustained release in one of our internal programs, and data from this study was presented at the Association for Research in Vision and Ophthalmology (ARVO) in May 2016. In this study we dosed rabbits with a single intravitreal dose of our SKS sustained release formulation of a novel small molecule anti-angiogenic compound, and then followed the rabbits over a six week period. The study showed that sustained supratherapeutic levels of active drug could be achieved in the retina and choroid, which are the target ocular tissues for back of the eye disease. These observations were made at all time points in the study which demonstrates a prolonged pharmacokinetic profile. Furthermore, vitreous concentrations remained at stable, high levels throughout the six week study indicating that the true duration of effect is likely much longer. This study serves as an important validation for our SKS sustained release technology which we believe holds the promise of improving the standard of care in a number of ocular conditions by allowing for physician administration of drugs at convenient treatment intervals. We anticipate presenting additional in-vivo proof of concept data on our internal programs in calendar 2016 and potentially filing an investigational new drug application with the FDA on one sustained release program in the first half of calendar 2017.

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

Competition in Wet AMD

Lucentis® (Genentech/Roche) and Eylea® (Regeneron) are currently approved by the FDA and are the market leaders for the treatment of wet-AMD. Ophthotech is developing a combination therapy (Fovista®) used with an additional intravitreal agent to improve vision outcomes. There is no assurance that we can get FDA approval for Squalamine for the treatment of wet-AMD, and if we get it, there is no assurance we will be able to displace the market leaders as a treatment in a significant percentage of patients. In addition, there are various other companies with drugs in Phase I, II, and III trials for the treatment of wet-AMD. We cannot assure that none of them will get to market before us or that Squalamine will be a better treatment. See “Competitive Landscape in Wet-AMD” below.

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

Competitive Landscape in Wet-AMD

The current FDA approved market leaders for the treatment of wet AMD are VEGF inhibitors, including Lucentis®, Eylea® and (off-label) Avastin®. In 2015, annual revenue (worldwide) was more than $3 billion for Lucentis, despite significant cannibalization by the off-label use of Avastin (estimated to be 45-60% of the overall market). Eylea®, was approved for use in wet-AMD in the U.S. in November 2011 and achieved 2015 revenues of approximately $4 billion. Both Lucentis and Eylea are administered via frequent intravitreal injections directly into the eye. We believe our primary competition is Fovista®, a PDGF targeting aptamer being developed by Ophthotech and Novartis, which is currently enrolling the last of three Phase III clinical studies to evaluate Fovista in combination with anti-VEGF agents, including Lucentis®, Eylea®, and Avastin®. To date, Fovista and Squalamine are the only combination therapy approaches we are aware of that have demonstrated a visual acuity benefit when used in combination with an anti-VEGF intravitreal injection. The Fovista clinical trials are designed for patients to receive two intravitreal injections per month. Other programs that are currently in Phase II or Phase III trials include Abicipar Pegol, a VEGF targeting DARPin molecule being developed by Allergan, RTH258, an anti-VEGF agent being developed by Alcon/Novartis, X-82, an oral tyrosine kinase inhibitor being developed by Tyrogenex, ALG-1001, an integrin targeting peptide being developed by Allegro Ophthalmics, and REG-2176, a combination injection of anti-VEGF and PDGF agents being developed by Regeneron. All of these products in clinical development, with the exception of X-82, use an intravitreal route of administration much like the current standards of care.

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

Corporate Strategy

The Company is currently actively developing its pipeline products for applications in ophthalmology. Beginning in fiscal 2014, we transitioned Ohr to a core focus on ophthalmology indications and building an ophthalmology-focused pipeline, and we expect to continue to see growth in our pipeline and ophthalmology initiatives.

After the presentations of the final results from the Phase II IMPACT Study with Squalamine, we began an initiative to seek and implement strategic alternatives with respect to our products, including licenses, business collaborations and other business combinations or transactions with other pharmaceutical and biotechnology companies. Several third parties with whom we have been in discussions have expressed interest in a potential licensing or partnering transaction for the Squalamine program. We continue to make progress in these discussions; however, we currently do not have any agreement to enter into such a transaction, and there is no assurance that the Company will enter into or complete such a transaction.

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

Net working capital reserves decreased from the beginning of the first quarter of fiscal 2016 to the end of the second quarter of fiscal 2016 by $6,333,606 (to $18,822,416 from $25,156,022) primarily due to increased cost of developing our product portfolio. Our quarterly cash burn had been approximately $2 to $3.5 million per quarter in fiscal 2015 and for the first two quarters of fiscal 2016 and we expect our cash burn to significantly increase in the remainder of fiscal 2016 in connection with the enrollment of patients in Phase III program and the ongoing development of our sustained release platform technology. The Company does not have a bank line of credit or other fixed source of capital reserves. Should it need additional capital in the future, the Company will be primarily reliant upon private or public placement of its equity or debt securities, or a transaction with a pharmaceutical partner, for which there can be no warranty or assurance that the Company may be successful in such efforts. Management believes the Company has sufficient capital to meet its planned operating needs through December 2016.

Results of Operations

Three Months Ended March 31, 2016

Three months ended March 31, 2016 (“2016”) compared to the three months ended March 31, 2015 (“2015”). Results of operations for the three months ended March 31, 2016 reflect the following changes from the prior period.

	2016	2015	Change

General and administrative	$2,966,363	$3,334,971	$(368,608)
Research and development	4,043,859	3,175,855	868,004
Depreciation and amortization	296,077	295,262	815
Gain on settlement of accounts payable	(710,264)	—	(710,264)
Total Operating (Income) Expenses	6,596,035	6,806,088	(210,053)

Operating Loss	(6,596,035)	(6,806,088)	210,053

Change in fair value of contingent consideration	1,305,623	3,786,193	(2,480,570)
Share in losses on investment in joint venture	—	(41,211)	41,211
Impairment of intangibles	—	(338,906)	338,906
Other income and expenses, net	5,553	(536)	6,089
Net Loss	$(5,284,859)	$(3,400,548)	$(1,884,311)

The Company had no net revenues from operations in 2015 or 2016. Accordingly, the Company had no cost of revenue from operations in 2015 or 2016.

General and administrative expenses from operations decreased from $3,334,971 in 2015 to $2,966,363 in 2016. The decrease is a result of a change in stock price that affects stock compensation expense.

The Company incurred $4,043,859 in research and development expenses in 2016 compared to $3,175,855 in 2015. The increase is a result of the ongoing clinical trials in ophthalmic indications and increased costs from the development of our sustained release platform technology. The Company expects research and development expenses to continue to rise as development of its products continues.

Depreciation and amortization expense remained relatively stable with $295,262 in 2015 and $296,077 in 2016.

In 2016, the Company had a gain on settlement of $710,264 compared to no gain on settlement in 2015.

In 2016, the Company reported an increase in the change in fair value of contingent consideration of $1,305,623 compared to an increase of $3,786,193 in 2015. The decrease is due to a change in fair value of the contingent consideration from the SKS Acquisition and the achievement of Milestone 1.

In 2016, the Company had no impairment of intangibles compared to $338,906 in 2015.

In 2016, the Company had no losses on investment in joint venture compared to $41,211 in 2015.

For the three months ended March 31, 2016, the Company recognized a net loss of $5,284,859 compared to a net loss of $3,400,548 for the same period in 2015. Until the Company is able to generate revenues, management expects to continue to incur net losses.

Six Months Ended March 31, 2016

Six months ended March 31, 2016 (“2016”) compared to the six months ended March 31, 2015 (“2015”). Results of operations for the six months ended March 31, 2016 reflect the following changes from the prior period.

	2016	2015	Change

General and administrative	$4,184,492	$4,151,834	$32,658
Research and development	6,120,139	5,919,977	200,162
Depreciation and amortization	593,816	600,884	(7,068)
Gain on settlement of accounts payable	(710,264)	—	(710,264)
Total Operating (Income) Expenses	10,188,183	10,672,695	(484,512)

Operating Loss	(10,188,183)	(10,672,695)	484,512

Change in fair value of contingent consideration	(1,251,926)	3,102,807	(4,354,733)
Share in losses on investment in joint venture	—	(67,861)	67,861
Impairment of intangibles	—	(338,906)	338,906
Other income and expenses, net	9,788	35,150	(25,362)
Net Loss	$(11,430,321)	$(7,941,505)	$(3,488,816)

The Company had no net revenues from operations in 2015 or 2016. Accordingly, the Company also had no cost of revenue from operations in 2015 or 2016.

General and administrative expenses from operations remained relatively flat, with a $32,658 increase when comparing 2016 to 2015.

The Company incurred $6,120,139 in research and development expenses in 2016 compared to $5,919,977 in 2015. The increase is a result of the ongoing clinical trials in ophthalmic indications and increased costs from the development of our sustained release platform technology. The Company expects research and development expenses to continue to rise as development of its products continues.

Depreciation and amortization expense remained relatively flat with $600,884 expensed in 2015 and $593,816 in 2016.

In 2016, the Company had a gain on settlement of $710,264 compared to no gain on settlement in 2015.

In 2016, the Company had a decrease in the fair value of contingent consideration in 2016 of $1,251,926 compared to an increase of $3,102,807 in 2015. The decrease is due to a change in fair value of the contingent consideration from the SKS Acquisition and the achievement of Milestone 1.

In 2016, the Company had no impairment of intangibles compared to $338,906 in 2015.

In 2016, the Company had no losses on investment in joint venture compared to $67,861 in 2015.

For the six months ended March 31, 2015, the Company recognized a net loss of $11,430,321 compared to net loss of $7,941,505 for the same period in 2015. Until the Company is able to generate revenues, management expects to continue to incur such net losses.

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

We must demonstrate that our drug candidates satisfy rigorous standards of safety and efficacy for their intended uses before the FDA, and other regulatory authorities in the United States, the European Union and elsewhere. Significant additional research, preclinical testing and clinical testing is required before we can file applications with the FDA or other regulatory authorities for premarket approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to administer, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. We recently completed a Phase II clinical trial for Squalamine, our most advanced drug candidate. The results of the Phase II clinical trial continue to support conducting Phase III clinical trials for Squalamine for a targeted population, with enrollment criteria based on the complete analysis of the Phase II clinical trial. The Company reached an agreement on a Special Protocol Assessment with the United States Food and Drug Administration on the design of the Phase III trial in March 2016, and we initiated the Phase III clinical program and began enrolling patients in April 2016. We cannot be certain that the clinical development of this or any other drug candidates in preclinical testing or clinical development will be successful, that we will receive the regulatory approvals required to commercialize them or that any of our other research and drug discovery programs will yield a drug candidate suitable for investigation through clinical trials. Our commercial revenues from our product candidates currently in development, if any, will be derived from sales of drugs that will not become marketable for several years, if at all.

We have incurred significant losses and anticipate that we will incur additional losses. We might never achieve or sustain revenues.

We have experienced significant net losses since our inception. As of March 31, 2016, we had an accumulated deficit of approximately $70 million. We expect to incur net losses over the next several years as we advance our programs and incur significant clinical development costs. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We do not expect to receive, for at least the next several years, any revenues from the commercialization of our product candidates.

There is no guarantee that our future Phase III clinical trials for Squalamine in wet-AMD will be completed in the anticipated timeframe or that they will be successful.

We commenced a clinical study, Study OHR-002 (or IMPACT Study), which began enrolling patients in late 2012. The IMPACT Study was a randomized, double masked, placebo controlled Phase II study to evaluate the efficacy and safety of Squalamine for the treatment of wet-AMD. The study enrolled treatment naïve wet-AMD patients at 23 clinical sites in the U.S., who were treated with Squalamine eye drops or placebo eye drops for a nine month period. Full enrollment was completed in April 2014, and final results were released in March 2015. The results of the Phase II clinical trial continue to support conducting Phase III clinical trials for Squalamine with enrollment criteria for a targeted population, based on the complete analysis of the Phase II clinical trial. The Company reached an agreement on a Special Protocol Assessment with the FDA on the design of the Phase III trial in March 2016, and we initiated the Phase III clinical program and began enrolling patients in April 2016. There can be no assurance that the Phase III clinical trials will be completed in the anticipated timeframe or that they will be successful.

The historical rate of failures for product candidates in clinical development and late-stage clinical trials is high.

The Phase III trials for Squalamine are designed to measure the efficacy of combination therapy with Squalamine plus Lucentis injections compared with Lucentis monotherapy in treatment naïve patients with wet-AMD. All patients will be followed for safety for two years.

During the first year of the study, patients will be randomized 1:1 to receive monthly Lucentis plus Squalamine (Squalamine lactate ophthalmic solution, 0.2%) twice a day or Lucentis plus placebo. During the second year they will receive Lucentis PRN (as needed) plus Squalamine or placebo twice a day. The primary endpoint will be an improvement in a visual acuity parameter, as measured by a standard ETDRS visual acuity chart. The Company reached an agreement on a Special Protocol Assessment with the FDA on the design of the Phase III trial in March 2016, and we initiated the Phase III clinical program and began enrolling patients in April 2016.

There can be no assurance that we will meet the goals of the Phase III clinical trials or that we will have the same level of success in these the Phase III clinical trials as we have in our prior clinical trials, or be successful at all. We believe that Squalamine may also have clinical utility in indications other than wet-AMD. We have completed ISTs in ophthalmic indications where a molecule that possesses anti-angiogenic properties may provide therapeutic benefit. These indications include branch retinal vein occlusion, central retinal vein occlusion, and proliferative diabetic retinopathy.

If we do not successfully complete clinical development of Squalamine, we will be unable to market and sell products derived from it and to generate product revenues. Even if we do successfully complete clinical trials for Squalamine in patients with wet-AMD, those results are not necessarily predictive of results of future pivotal trials that may be needed before we may submit a New Drug Application, or NDA, to the FDA for the initial or other future indications. Of the vast number of drugs in development, only a small percentage result in the submission of an NDA to the FDA, and even fewer result in the NDA ultimately being approved by the FDA for commercialization.

We will need to raise substantial additional capital to further our drug and delivery platform development programs as well as future trials, including our planned Phase III clinical trials for Squalamine in wet-AMD, and may not be able to raise additional capital on favorable terms, if at all. If additional capital is not available, we may have to delay, reduce or cease operations.

We will need substantial additional capital to further our drug and delivery platform development programs as well as future trials. Specifically, we will require significant additional funds to complete our planned Phase III clinical trials for Squalamine in wet-AMD. In our capital-raising efforts, we may seek to sell additional equity or debt securities or obtain a bank credit facility. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. However, we may not be able to raise additional funds on acceptable terms, or at all. If we are unable to secure sufficient capital to fund our research and development activities, we may have to delay, reduce or cease operations.

Our long-term strategy with respect to Squalamine in wet-AMD is to seek a strategic commercial partner, or partners, such as large pharmaceutical companies, with extensive experience in the development, commercialization, and marketing of our products. Several third parties with whom we have been in discussions have expressed interest in a potential licensing or partnering transaction for the Squalamine program. We continue to make progress in these discussions. However, we currently do not have any agreement to enter into such a transaction, and there is no assurance that the Company will enter into or complete such a transaction.

Results from early clinical trials for Squalamine in wet-AMD are not necessarily predictive of the results of later clinical trials for Squalamine in wet-AMD. If we cannot replicate the results from our earlier clinical trials for Squalamine in wet-AMD in our later clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize Squalamine in wet-AMD.

Results from our Phase II clinical trial for Squalamine in wet-AMD may not necessarily be predictive of the results from required later clinical trials. We may not be able to complete our planned Phase III clinical trials for Squalamine in wet-AMD. Similarly, even if we are able to complete our planned Phase III clinical trials for Squalamine in wet-AMD according to our current development timeline, the results from our Phase II clinical trial for Squalamine in wet-AMD may not be replicated in our Phase III clinical trial results. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, pre-clinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported adverse events. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials nonetheless failed to obtain FDA approval. If we fail to produce positive results in our planned Phase III clinical trials for Squalamine in wet-AMD, the development timeline and regulatory approval and commercialization prospects for our leading product candidate, and, correspondingly, our business and financial prospects, would be materially adversely affected.

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

We rely, and expect that we will continue to rely, on third parties to conduct any future clinical trials for us, including our planned Phase III clinical trial for Squalamine in wet-AMD. If such third parties do not successfully carry out their duties or if we lose our relationships with such third parties, our drug development efforts could be delayed.

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

Although we do design our clinical trials for Squalamine in wet-AMD and other drug candidates, contract research organizations conduct all of the clinical trials. As a result, many important aspects of our drug development programs are outside of our direct control. In addition, the contract research organizations may not perform all of their obligations under arrangements with us or in compliance with regulatory requirements, but we remain responsible and are subject to enforcement action that may include civil penalties up to and including criminal prosecution for any violations of FDA laws and regulations during the conduct of our clinical trials. If the contract research organizations do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development and commercialization of Squalamine in wet-AMD and other drug candidates may be delayed or our development program materially and irreversibly harmed. We cannot control the amount and timing of resources these contract research organizations devote to our program. If we are unable to rely on clinical data collected by our contract research organizations, we could be required to repeat, extend the duration of, or increase the size of our clinical trials and this could significantly delay commercialization and require significantly greater expenditures.

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

We have no manufacturing facilities and do not have extensive experience in the manufacturing of drugs or in designing drug-manufacturing processes. We have contracted with third-party manufacturers to produce, in collaboration with us, our product candidates, including Squalamine, for clinical trials. If any of our product candidates are approved by the FDA or other regulatory agencies for commercial sale, we may need to amend our contract with our current manufacturer or contract with another third party to manufacture them in larger quantities. If we need to enter into alternative arrangements, it could delay our product development activities. Our reliance on these third parties for development activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study and trial protocols. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated study and trial plans and protocols, or if there are disagreements between us and these third parties, we will not be able to complete, or may be delayed in completing, the clinical trials required to support future approval of our product candidates. In some such cases we may need to locate an appropriate replacement third-party relationship, which may not be readily available or with acceptable terms, which would cause additional delay with respect to the approval of our product candidates and would thereby have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The manufacturers of our product candidates are obliged to operate in accordance with FDA-mandated cGMPs. In addition, the facilities used by our contract manufacturers or other third party manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we request regulatory approval from the FDA. A failure of any of our current or future contract manufacturers to establish and follow cGMPs and to document their adherence to such practices may lead to significant delays in clinical trials or in obtaining regulatory approval of product candidates or the ultimate launch of products based on our product candidates into the market. Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our contract manufacturers’ facilities generally. Failure by our current or future third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions, and criminal prosecutions. Many aspects of the clinical trial and manufacturing process are outside of our control. In addition, the third-party manufacturers may not perform all of their obligations under arrangements with us or in compliance with regulatory requirements. If a third-party manufacturer breaches their obligations to us or fails to comply with regulatory requirements, the commercialization of Squalamine in wet-AMD and other drug candidates may be delayed or irreversibly harmed.

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

Our strategy is to seek a strategic commercial partner, or partners, such as large pharmaceutical companies, with extensive experience in the development, commercialization, and marketing of ophthalmic products. We anticipate such partner or partners would be responsible for, or substantially support, late stage clinical trials (Phase III) and sales and marketing of our products. Such planned strategic partnership, or partnerships, may provide a marketing and sales infrastructure for our products as well as financial and operational support for global clinical trials, post marketing studies, label expansions and other regulatory requirements concerning future clinical development in the United States.

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

We will continue to seek to acquire or make investments in complementary businesses, technologies, services or products and plan to seek development partners for our existing products. Several third parties with whom we have been in discussions have expressed interest in a potential licensing or partnering transaction for the Squalamine program. We continue to make progress in these discussions; however, we currently do not have any agreement to enter into such a transaction, and there is no assurance that the Company will enter into or complete such a transaction.

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

We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC thereunder (“Section 404”). Section 404 requires us to report on the design and effectiveness of our internal controls over financial reporting. In the past, our management has identified certain “material weaknesses” in our internal controls over financial reporting which we believe have been remediated. However, any failure to maintain effective controls could result in significant deficiencies or material weaknesses, and cause us to fail to meet our periodic reporting obligations, or result in material misstatements in our financial statements. We may also be required to incur costs to improve our internal control system and hire additional personnel. This could negatively impact our results of operations.

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

On January 7, 2016, the Company issued options to purchase 240,000 shares of common stock to directors of the Company. One third of the options vested immediately, and one third of the options will vest on each of January 7, 2017 and January 7, 2018. The options have an exercise price of $5.14 and term of five years.

On January 14, 2016, the Company issued options to purchase 149,275 shares of common stock to employees of the Company. One third of the options vested immediately, and one third of the options will vest on each of January 14, 2017 and January 14, 2018. The options have an exercise price of $3.85 and term of five years.

On January 22, 2016, the Company issued 480,358 shares of restricted stock to employees of the Company. One half of the shares will vest on each of January 7, 2017, and January 7, 2018, subject to accelerated vesting under certain conditions.

On January 22, 2016, the Company issued options to purchase 80,000 shares of common stock to a director. One third of the options vested immediately, and one third of the options will vest on each of January 22, 2017 and January 22, 2018. The options have an exercise price of $3.62 and term of five years.

On January 22, 2016 and March 17, 2016 the Board approved the issuance of 25,399 and 35,000 shares, respectively, of the Company’s restricted stock to a consultant of the Company for services rendered.

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

Date: May 10, 2016

OHR PHARMACEUTICAL, INC. (Registrant)

By:	/s/ Jason S. Slakter
Jason S. Slakter Chief Executive Officer (Principal Executive Officer)

By:	/s/ Sam Backenroth
Sam Backenroth
Chief Financial Officer (Principal Financial and Chief Accounting Officer)