Form 10-Q
period 2016-06-30
Ohr Pharmaceutical Inc
filed 2016-08-09
CIK 1173281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,103,969 shares of common stock, par value $0.0001 per share, outstanding as of August 8, 2016.

OHR PHARMACEUTICAL, INC.
TABLE OF CONTENTS

Part 1	FINANCIAL INFORMATION

Item 1.	Financial Statements.

OHR PHARMACEUTICAL, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30,	September 30,
	2016	2015
ASSETS
CURRENT ASSETS
Cash	$17,623,720	$28,697,323
Prepaid expenses and other current assets	231,978	338,713

Total Current Assets	17,855,698	29,036,036

EQUIPMENT, net	214,047	248,753

OTHER ASSETS
Security deposit	12,243	12,243
Intangible assets, net	15,490,916	16,332,863
Goodwill	740,912	740,912

TOTAL ASSETS	$34,313,816	$46,370,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,627,455	$1,592,348
Notes payable	130,955	48,063
Contingent consideration	1,535,237	2,239,603

Total Current Liabilities	5,293,647	3,880,014

TOTAL LIABILITIES	5,293,647	3,880,014

STOCKHOLDERS’ EQUITY
Preferred stock, Series B; 6,000,000 shares authorized, $0.0001 par value, 0 shares issued and outstanding, respectively	—	—
Common stock; 180,000,000 shares authorized, $0.0001 par value, 31,505,203 and 30,331,309 shares issued and outstanding, respectively	3,150	3,033
Additional paid-in capital	106,658,494	100,999,173
Accumulated deficit	(77,641,475)	(58,511,413)

Total Stockholders’ Equity	29,020,169	42,490,793
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$34,313,816	$46,370,807

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OHR PHARMACEUTICAL, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

OPERATING EXPENSES

General and administrative	$1,664,882	$1,554,997	$5,849,374	$5,706,831

Research and development	5,637,602	1,496,768	11,757,741	7,416,745

Depreciation and amortization	296,143	283,075	889,959	883,959

Gain on settlement of accounts payable	—	—	(710,264)	—

Impairment of intangibles	—	—	—	338,906

OPERATING LOSS	7,598,627	3,334,840	17,786,810	14,346,441

OTHER INCOME (EXPENSE)
Change in fair value of contingent consideration	(104,844)	20,959	(1,356,770)	3,123,766

Share in losses on investment in joint venture	—	(30,088)	—	(97,949)

Other income	—	—	3,419	35,813

Interest income (expense), net	3,730	(2,028)	10,099	(2,691)

Total Other Income (Expense)	(101,114)	(11,157)	(1,343,252)	3,058,939

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(7,699,741)	(3,345,997)	(19,130,062)	(11,287,502)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(7,699,741)	$(3,345,997)	$(19,130,062)	$(11,287,502)

BASIC AND DILUTED LOSS PER SHARE	$(0.24)	$(0.11)	$(0.61)	$(0.41)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:

BASIC AND DILUTED	31,501,540	30,323,206	31,126,656	27,757,415

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OHR PHARMACEUTICAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(19,130,062)	$(11,287,502)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	1,237,064	506,928
Stock option expense	2,335,197	2,902,558
Change in fair value of contingent consideration	1,356,770	(3,123,766)
Share in losses on investment in joint venture	—	97,949
Depreciation	48,012	28,082
Amortization of intangible assets	841,947	855,877
Impairment of intangibles	—	338,906
Gain on settlement of accounts payable	(710,264)	—
Changes in operating assets and liabilities
Prepaid expenses and deposits	322,544	(379,010)
Accounts payable and accrued expenses	2,745,372	1,575,997

Net Cash Used in Operating Activities	(10,953,420)	(8,483,981)

INVESTING ACTIVITIES
Investment in joint venture	—	(100,000)
Purchase of property and equipment	(13,306)	(182,845)
Net Cash Used in Investing Activities	(13,306)	(282,845)

FINANCING ACTIVITIES
Proceeds for issuance of common stock for cash	—	26,582,998
Proceeds from warrants exercised for cash	26,041	80,003
Repayments of short-term notes payable	(132,918)	(137,050)
Net Cash Provided by/(Used in) Financing Activities	(106,877)	26,525,951

NET CHANGE IN CASH	(11,073,603)	17,759,125
CASH AT BEGINNING OF PERIOD	28,697,323	13,220,494

CASH AT END OF PERIOD	$17,623,720	$30,979,619

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION CASH PAID FOR:
Interest	$4,262	$3,924
Income Taxes	—	—

NON CASH FINANCING ACTIVITIES:
Settlement of contingent consideration	$2,061,136	$—
Financing of insurance premiums through issuance of short term notes	215,810	212,400
Common stock issued to settle accounts payable	—	50,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OHR PHARMACEUTICAL, INC.

Notes to Unaudited Consolidated Financial Statements
June 30, 2016

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Ohr Pharmaceutical, Inc. and its subsidiaries (the “Company”). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X related to interim period financial statements. Accordingly, these condensed consolidated financial statements do not include certain information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2016, and for all periods presented herein, have been made.

It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015. The results of operations for the quarterly periods ended June 30, 2016 and 2015 are not necessarily indicative of the operating results for the full years. Reclassification has been made to conform to current period presentation which included moving applicable stock option expense from general and administrative expense to research and development expense.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2016 and September 30, 2015, on a recurring basis:

Assets and liabilities measured at fair value on a recurring basis at June 30, 2016	Level 1	Level 2	Level 3	Total Carrying Value
Contingent stock consideration	$—	$—	$1,535,237	$1,535,237
	$—	$—	$1,535,237	$1,535,237

Assets and liabilities measured at fair value on a recurring basis at September 30, 2015	Level 1	Level 2	Level 3	Total Carrying Value
Contingent stock consideration	$—	$—	2,239,603	$2,239,603
	$—	$—	2,239,603	$2,239,603

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Level 3 Reconciliation:	Contingent Stock Consideration
Level 3 assets and liabilities at September 30, 2015	$2,239,603
Purchases, sales, issuances and settlements (net)	(2,061,136)
Mark to market adjustments	1,356,770
Total Level 3 assets and liabilities at June 30, 2016	$1,535,237

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - INTANGIBLE ASSETS

Intangible assets at June 30, 2016 and September 30, 2015:

	June 30, 2016	September 30, 2015
License Rights	$17,712,991	$17,712,991
Patent Costs	200,000	200,000
	17,912,991	17,912,991
Accumulated Amortization	(2,422,075)	(1,580,128)
Total Intangible Assets	$15,490,916	$16,332,863

During the three and nine month periods ended June 30, 2016, the Company recognized $279,624 and $841,947, respectively, in amortization expense on the patents and license rights. The amortization expense has been included in research and development expense.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

During the nine months ended June 30, 2016, the Company realized a gain of $710,264 related to the settlement of an accounts payable balance.

NOTE 5 - NOTES PAYABLE

On February 28, 2016, the Company entered into a premium financing arrangement for its directors and officers insurance policy in the amount of $215,810. The financing arrangement bears interest at 7% per annum. As of June 30, 2016, the Company had repaid $84,855 of principal and had paid interest of $4,262.

NOTE 6 - CAPITAL STOCK

Below is a table summarizing the capital stock activity during the nine months ended June 30, 2016 and the shares outstanding as of June 30, 2016:

	Number Outstanding	Weighted- Average Exercise/Stock Price
Outstanding at September 30, 2015	30,331,309	$3.33
Exercise of Warrants	15,278	1.70
Milestone 1 – SKS Acquisition	497,859	4.14
Restricted Stock Issued	660,757	4.12
Outstanding at June 30, 2016	31,505,203	$3.36

On December 11, 2015, the Board approved the achievement of Milestone 1 in connection with the ophthalmology assets acquisition by the Company of the privately held SKS Ocular LLC and its affiliate, SKS Ocular 1 LLC (“SKS”). As a result, the Company issued 497,859 shares of its common stock to SKS. The value of the stock issued was $2,061,136, as determined by the $4.14 per share closing sale price of the Company’s common stock on the date of Board approval.

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

On May 11, 2016, the Company issued 8,334 shares of common stock pursuant to an exercise of warrants at $1.50 per share, for gross proceeds of $12,501.

During the nine months ended June 30, 2016, the Company recognized compensation expense of $1,237,064 for shares issued for services during the current and prior periods.

NOTE 7 - COMMON STOCK WARRANTS

Below is a table summarizing the warrants issued and outstanding as of June 30, 2016:

	Number Outstanding	Weighted- Average Exercise Price
Outstanding at September 30, 2015	746,869	$4.75
Exercised	(15,278)	1.70
Forfeited/ Expired	(43,334)	6.55
Outstanding at June 30, 2016	688,257	$4.71

As of June 30, 2016, the outstanding warrants have an intrinsic value of $112,361.

NOTE 8 - COMMON STOCK OPTIONS

During the three and nine months ended June 30, 2016, the Company recognized $610,822 and $2,335,197 of expense related to options granted, respectively. Unamortized option expense as of June 30, 2016 for all options outstanding amounted to approximately $3,311,810.

Below is a table summarizing the options issued and outstanding as of June 30, 2016:

	Number Outstanding	Weighted - Average Exercise Price
Outstanding at September 30, 2015	2,761,001	$7.27
Granted	669,275	4.11
Forfeited/Expired	(559,208)	6.60
Outstanding at June 30, 2016	2,871,068	$6.66
Exercisable at June 30, 2016	1,739,962	$6.39

As of June 30, 2016, the outstanding options have an intrinsic value of $343,334.

The fair value of options granted during the nine months ended June 30, 2016 are estimated at the date of grant using the Black-Scholes option-pricing model and the following assumptions: stock price at valuation ranging from of $3.23 to $5.14, expected term ranging from of 2.75 to 3.25 years, exercise price ranging from $3.23 to $5.14, a risk free interest rate ranging from 1.04 to 1.31 percent, a dividend yield of 0 percent and volatility ranging from 103 to 108 percent. The average vesting period of options issued during the nine month period ended June 30, 2016 is 10.9 months with 36.3 percent of the options vesting at the date of the grant.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s results of operations, prospects, cash flows, financial position and brand. To the best knowledge of the Company’s management, at June 30, 2016, there are no legal proceedings which the Company believes will have a material adverse effect on its business, results of operations, cash flows or financial condition.

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

NOTE 10 – SUBSEQUENT EVENTS

On July 12, 2016, the Board approved the achievement of Milestone 2 in connection with the ophthalmology assets acquisition from SKS. Milestone 2 required the completion of a pharmacodynamic study in an animal model showing clinically relevant efficacy from a drug substance released from SKS Microparticles. Consequently, the Company issued 497,859 shares common stock to SKS.

On July 12, 2016, the Company approved the issuance of 27,573 shares of restricted common stock to a consultant of the Company for services rendered. 50% of these shares vested immediately, and 25% of these shares will vest on each of October 1, 2016 and January 2, 2017.

On July 18, 2016, 73,334 options to purchase common stock were exercised at a price per share of $1.62. Accordingly, the Company issued 73,334 shares of common stock and received gross proceeds of $118,801.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our discussion and analysis of the business and subsequent discussion of financial conditions may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical in nature, including statements about beliefs and expectations, are forward-looking statements. Words such as “may,” “will,” “should,” “estimates,” “predicts,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties as described in greater detail in Item IA, Part II, our “Risk Factors” on page 20 of this Report. You are cautioned that these forward-looking statements reflect management’s estimates only as of the date hereof, and we assume no obligation to update these statements, even if new information becomes available or other events occur in the future, except as required by law. Actual future results, events and trends may differ materially from those expressed in or implied by such statements depending on a variety of factors, including, but not limited to those set forth in our filings with the Securities and Exchange Commission (“SEC”). Specifically, and not in limitation of these factors, we may alter our plans, strategies, objectives or business.

Company Overview

Ohr Pharmaceutical, Inc. (“we,” “us,” “our,” “Ohr” or the “Company”) is a pharmaceutical company focused on the development of novel therapeutics and delivery technologies for the treatment of ocular disease. Our development pipeline consists of multiple programs and indications at various stages of development. Our lead clinical program, squalamine lactate ophthalmic solution, 0.2% (“Squalamine”, also known as OHR-102), is a novel therapeutic product which could provide a non-invasive therapy to improve vision outcomes without requiring multiple injections per office visit. We are evaluating Squalamine, given in combination with anti-VEGF injections, for the treatment of retinal diseases including wet-AMD, retinal vein occlusion and proliferative diabetic retinopathy. Data from our Phase II clinical trial in wet-AMD demonstrated a positive and clinically meaningful treatment effect of Squalamine combination therapy in those patients classified as having classic containing choroidal neovascular lesions (“classic CNV”) as well as in the larger population of patients classified as having occult neovascularization (“occult CNV”) less than 10mm2.

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

On May 30, 2014, the Company completed the ophthalmology assets acquisition (the “SKS Acquisition”) of the privately held SKS Ocular LLC and its affiliate, SKS Ocular 1 LLC (“SKS”). Under the terms of the acquisition agreement, in exchange for substantially all the assets of SKS, Ohr made an upfront payment of $3.5 million in cash and issued 1,194,862 shares of Ohr common stock to SKS. In addition, SKS is eligible to receive up to an aggregate of 1,493,577 additional shares of Ohr common stock in three contingent milestone payments, each milestone resulting in the issuance of 497,859 shares of Ohr common stock. Milestone 1 required Ohr to demonstrate a consistent long-term release of a therapeutic agent above threshold therapeutic levels in the targeted ocular tissues of an animal model. Ohr met this milestone in December 2015. Milestone 2 requires the completion of a pharmacodynamic study in an animal model showing clinically relevant efficacy from a drug substance released from SKS Microparticles within 24 months of the date of the closing of the SKS Acquisition. Ohr achieved the study results in May 2016, and the Board reviewed and approved Milestone 2 in July 2016. Milestone 3 requires, among other things, the approval of an Investigational New Drug Application (“IND”) within three years of the date of the closing of the SKS Acquisition. An IND is required to be submitted by us (or one of our subsidiaries) to the U.S. Food and Drug Administration (the “FDA”) within four months of the date of the successful completion of an IND enabling toxicity study and other IND enabling processes (the “IND Ready Date”); however if an IND is not submitted to the FDA within four months of the IND Ready Date, then Milestone 3 shall mean the approval of an IND at any time (regardless of whether the date of such approval is earlier or later than the date that is three years of the date of the closing of the SKS Acquisition; provided that if we (or one of our subsidiaries) fail to submit such IND to the FDA within nine months of the IND Ready Date, then Milestone 3 will be considered to have been achieved.

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

Ohr formulated squalamine lactate as a topical solution for ophthalmic indications and optimized the formulation for enhanced uptake into the back of the eye, and to potentially provide increased comfort in an elderly patient population. The Company is advancing its clinical wet-AMD program with this topical formulation. Unlike other combination therapy approaches being evaluated in clinical studies, Squalamine does not require direct injection into the eye.

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

Completed Phase II Trial in wet-AMD: the IMPACT Study (formerly OHR-002)

We commenced a clinical study, Study OHR-002 (or IMPACT Study), which began enrolling patients in late 2012. The IMPACT Study was a multi-center, randomized, double masked, placebo controlled Phase II study to evaluate the efficacy and safety of Squalamine combination therapy for the treatment of wet-AMD. The study enrolled treatment naïve wet-AMD patients at more than 20 clinical sites in the U.S. who were randomly assigned to treatment with Squalamine lactate ophthalmic solution 0.2% (“Squalamine”), or placebo eye drops for a nine month period, along with Lucentis® injections, as necessary, following an initial baseline Lucentis injection. Full enrollment was completed in April 2014. In March 2015, we completed the IMPACT Study and announced topline results. The final data from the IMPACT Study was presented at multiple scientific conferences and forums in 2015 and 2016, with additional data presentations expected at scientific conferences in calendar 2016.

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

Phase III Trials in Wet-AMD

The Phase III program will evaluate the efficacy and safety of Squalamine given in combination with Lucentis for newly diagnosed, treatment naive patients with wet-AMD. The comprehensive clinical program will be comprised of double-masked, placebo-controlled, multicenter, international studies of Squalamine administered twice a day in patients with newly diagnosed wet AMD, in combination with Lucentis injections. The primary endpoint will be a measurement of visual acuity gains at nine months, with patients followed to two years for safety. We are enrolling a patient population that we believe is the most likely to benefit from Squalamine combination therapy based on our full analysis of the IMPACT study. During the first year of the study, patients will be randomized 1:1 to receive monthly Lucentis plus Squalamine twice a day or Lucentis plus placebo eye drops twice a day. During the second year they will continue to use Squalamine or placebo eye drops twice a day and receive Lucentis PRN (as needed) as determined by monthly monitoring visits. The Company began enrolling patients in the first phase III study in April 2016.

OHR–1501 Study

OHR-1501 is an exploratory, double-masked, randomized, placebo-controlled study designed to assess safety and efficacy of treatment with squalamine lactate ophthalmic solution in combination with monthly anti-VEGF (both Lucentis and Eylea®) injections in patients with neovascular AMD. Approximately 40 subjects will participate for a six-month duration. Efficacy parameters will include retinal imaging modalities and functional visual acuity (BCVA). The primary endpoints of the study are the outcome measures at Week 12. We expect data from this study in the first quarter of calendar 2017.

Completed Trial in Proliferative Diabetic Retinopathy (“PDR”) - Study 003

Study 003 was an open-label monotherapy investigator sponsored trial (“IST”) evaluating Squalamine in five patients with PDR. Patients enrolled in the study received Squalamine for a six month treatment period and were then followed for an additional two months. The endpoints included regression of neovascularization, anatomical measurements, visual acuity, and safety parameters. The principal investigator of Study 003 presented a case report from the first patient to complete the protocol in February 2014. In this case report, the oral presentation discussed the case of a treatment naïve patient diagnosed with PDR. The data demonstrated that topical application of Squalamine in a monotherapy regimen, twice daily and then four times daily, was associated with regression of retinal neovascularization within two months. The retinal neovascularization remained regressed throughout the six months of four times daily Squalamine therapy. One month after cessation of treatment, the abnormal blood vessels returned in this patient’s retina in the absence of Squalamine treatment, and continued to grow through the second month, the latest time point measured. Final data may be disseminated by the investigator, at his discretion, in a scientific publication.

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

In December 2015, we announced the achievement of Milestone 1, demonstrating sustained release in vivo proof of concept in one of our internal programs, and data from this study was presented at the Association for Research in Vision and Ophthalmology (ARVO) in May 2016. In this study we dosed rabbits with a single intravitreal dose of our SKS sustained release formulation of a novel small molecule anti-angiogenic compound (OHR3031), and then followed the rabbits over a six week period. The study showed that sustained supratherapeutic levels of active drug could be achieved in the retina and choroid, which are the target ocular tissues for back of the eye disease. These observations were made at all time points in the study which demonstrates a prolonged pharmacokinetic profile. Furthermore, vitreous concentrations remained at stable, high levels throughout the six week study indicating that the true duration of effect is likely much longer. In May 2016, the Company completed an in vivo study demonstrating sustained pharmacological anti-angiogenic activity of OHR3031 in a rabbit model of laser-induced CNV (Milestone 2). A single intravitreal injection of OHR3031 produced clinically meaningful and statistically significant efficacy six weeks after dose administration in the CNV rabbit model. A dose response in the reduction of average CNV lesion areas with the OHR3031 containing microparticles compared to vehicle treatment was evident, with the highest dose exhibiting a statistically significant effect at Week 6. The magnitude of the difference in average CNV lesion size for the high dose of OHR3031 compared to the vehicle treatment at 6 weeks was comparable to that seen at 2 weeks with a currently approved anti-VEGF agent conducted in a previous study. These studies serve as an important validation of our SKS sustained release technology which we believe holds the promise of improving the standard of care in a number of ocular conditions by allowing for physician administration of drugs at convenient treatment intervals. We anticipate presenting additional in-vivo proof of concept data on our internal programs in calendar 2016 and 2017.

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

Competitive Landscape in Wet-AMD

The current FDA approved market leaders for the treatment of wet AMD are VEGF inhibitors, including Lucentis®, Eylea® and (off-label) Avastin®. In 2015, annual revenue (worldwide) was more than $3 billion for Lucentis, despite significant off-label use of Avastin (estimated to be 45-60% of the overall market). Eylea®, is approved for use in wet-AMD and achieved 2015 revenues of approximately $4 billion. Both Lucentis and Eylea are administered via frequent intravitreal injections directly into the eye. We believe our primary competition is Fovista®, a PDGF targeting aptamer being developed by Ophthotech and Novartis, which has recently completed enrolling the last of three Phase III clinical studies to evaluate Fovista in combination with anti-VEGF agents, including Lucentis®, Eylea®, and Avastin®. To date, Fovista and Squalamine are the only combination therapy approaches we are aware of that have demonstrated a visual acuity benefit when used in combination with an anti-VEGF intravitreal injection. The Fovista clinical trials are designed for patients to receive two intravitreal injections per month. Other programs that are currently in Phase II or Phase III trials include Abicipar Pegol, a VEGF targeting DARPin molecule being developed by Allergan, RTH258, an anti-VEGF agent being developed by Alcon/Novartis, X-82, an oral tyrosine kinase inhibitor being developed by Tyrogenex, ALG-1001, an integrin targeting peptide being developed by Allegro Ophthalmics, and REG-2176, a combination injection of anti-VEGF and PDGF agents being developed by Regeneron. All of these products in clinical development, with the exception of X-82, use an intravitreal route of administration much like the current standards of care.

Competitive Landscape in Sustained Release Drug Delivery

There are a number of companies developing various forms of sustained release drug delivery platforms for ophthalmic applications. These include GreyBug with a biodegradable polymer microsphere/nanoparticle matrix system, Envisia Therapeutics with the PRINT® technology system for microparticle and nanoparticle formulations, Kala Pharmaceuticals with a mucus-penetrating particle (MPP) technology, and Ocular Therapeutix with a proprietary hydrogel technology ophthalmic sustained drug delivery. All of these programs are in the preclinical or clinical development stages. Each of these may prove to be effective means to deliver drugs in a sustained manner and we cannot assure you that none of them will get to market before us or that the SKS technology will be a better drug delivery approach.

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

Net working capital reserves decreased from the beginning of the first quarter of fiscal 2016 to the end of the third quarter of fiscal 2016 by $12,593,971 (to $12,562,051 from $25,156,022) primarily due to increased cost of developing our product portfolio. Our quarterly cash for burn has been approximately $2 to $4 million per quarter in fiscal 2015 and for the first three quarters of fiscal 2016 and we expect our cash burn to increase the remainder of fiscal 2016 in connection with the continued enrollment of patients in Phase III program and the ongoing development of our sustained release platform technology. The Company does not have a bank line of credit or other fixed source of capital reserves. Should it need additional capital in the future, the Company will be primarily reliant upon private or public placement of its equity or debt securities, or a transaction with a pharmaceutical partner, for which there can be no warranty or assurance that the Company may be successful in such efforts. Management believes the Company has sufficient capital to meet its planned operating needs through February 2017.

Results of Operations

Three Months Ended June 30, 2016

Three months ended June 30, 2016 (“2016”) compared to the three months ended June 30, 2015 (“2015”). Results of operations for the three months ended June 30, 2016 reflect the following changes from the prior period.

	2016	2015	Change

General and administrative	$1,664,882	$1,554,997	$109,885
Research and development	5,637,602	1,496,768	4,140,834
Depreciation and amortization	296,143	283,075	13,068
Total Operating Expenses	7,598,627	3,334,840	4,263,787

Operating Loss	(7,598,627)	(3,334,840)	(4,263,787)

Change in fair value of contingent consideration	(104,844)	20,959	(125,803)
Share in losses on investment in joint venture	—	(30,088)	30,088
Other income and expenses, net	3,730	(2,028)	5,758
Net Loss	$(7,699,741)	$(3,345,997)	$(4,353,744)

The Company had no net revenues from operations in 2015 or 2016. Accordingly, the Company had no cost of revenue from operations in 2015 or 2016.

General and administrative expenses from operations remained relatively flat, with a $109,885 increase when comparing 2016 to 2015.

The Company incurred $5,637,602 in research and development expenses in 2016 compared to $1,496,768 in 2015. The increase is a result of the ongoing squalamine clinical trials in wet-AMD and increased costs from the development of our sustained release platform technology. The Company expects research and development expenses to continue to rise as development of its products continues.

Depreciation and amortization expense remained relatively stable with $283,075 in 2015 and $296,143 in 2016.

In 2016, the Company reported a decrease in the change in fair value of contingent consideration of $104,844 compared to an increase of $20,959 in 2015. The decrease is due to a change in fair value of the contingent consideration from the SKS Acquisition and the achievement of Milestone 1.

In 2016, the Company had no losses on investment in joint venture compared to $30,088 in 2015.

For the three months ended June 30, 2016, the Company recognized a net loss of $7,699,741 compared to a net loss of $3,345,997 for the same period in 2015. Until the Company is able to generate revenues, management expects to continue to incur net losses.

Nine Months Ended June 30, 2016

Nine months ended June 30, 2016 (“2016”) compared to the nine months ended June 30, 2015 (“2015”). Results of operations for the nine months ended June 30, 2016 reflect the following changes from the prior period.

	2016	2015	Change

General and administrative	$5,849,374	$5,706,831	$142,543
Research and development	11,757,741	7,416,745	4,340,996
Depreciation and amortization	889,959	883,959	6,000
Gain on settlement of accounts payable	(710,264)	—	(710,264)
Impairment of intangibles	—	338,906	(338,906)
Total Operating Expenses	17,786,810	14,346,441	3,440,369

Operating Loss	(17,786,810)	(14,346,441)	(3,440,369)

Change in fair value of contingent consideration	(1,356,770)	3,123,766	(4,480,536)
Share in losses on investment in joint venture	—	(97,949)	97,949
Other income and expenses, net	13,518	33,122	(19,604)

Net Loss	$(19,130,062)	$(11,287,502)	$(7,842,560)

The Company had no net revenues from operations in 2015 or 2016. Accordingly, the Company also had no cost of revenue from operations in 2015 or 2016.

General and administrative expenses from operations remained relatively flat, with a $142,543 increase when comparing 2016 to 2015.

The Company incurred $11,757,741 in research and development expenses in 2016 compared to $7,416,745 in 2015. The increase is a result of the ongoing squalamine clinical trials in wet-AMD and increased costs from the development of our sustained release platform technology. The Company expects research and development expenses to continue to rise as development of its products continues.

Depreciation and amortization expense remained relatively flat with $883,959 expensed in 2015 and $889,959 in 2016.

In 2016, the Company had a gain on settlement of $710,264 compared to no gain on settlement in 2015.

In 2016, the Company had no impairment of intangibles compared to $338,906 in 2015.

In 2016, the Company had a decrease in the fair value of contingent consideration in 2016 of $1,356,770 compared to an increase of $3,123,766 in 2015. The decrease is due to a change in fair value of the contingent consideration from the SKS Acquisition and the achievement of Milestone 1.

In 2016, the Company had no losses on investment in joint venture compared to $97,949 in 2015.

For the nine months ended June 30, 2016, the Company recognized a net loss of $19,130,062 compared to net loss of $11,287,502 for the same period in 2015. Until the Company is able to generate revenues, management expects to continue to incur such net losses.

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

We have experienced significant net losses since our inception. As of June 30, 2016, we had an accumulated deficit of approximately $77 million. We expect to incur net losses over the next several years as we advance our programs and incur significant clinical development costs. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We do not expect to receive, for at least the next several years, any revenues from the commercialization of our product candidates.

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

There can be no assurance that we will meet the goals of the Phase III clinical trials or that we will have the same level of success in the Phase III clinical trials as we have in our prior clinical trials, or be successful at all. We believe that Squalamine may also have clinical utility in indications other than wet-AMD. We have completed IST’s in ophthalmic indications where a molecule that possesses anti-angiogenic properties may provide therapeutic benefit. These indications include branch retinal vein occlusion, central retinal vein occlusion, and proliferative diabetic retinopathy.

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

Our strategy with respect to Squalamine is to seek a strategic commercial partner, or partners, such as large pharmaceutical companies, with extensive experience in the development, commercialization, and marketing of our products. Several third parties with whom we have been in discussions have expressed interest in a potential licensing or partnering transaction for the Squalamine program. We continue to make progress in these discussions. However, we currently do not have any agreement to enter into such a transaction, and there is no assurance that the Company will enter into or complete such a transaction.

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

Our strategy is to seek a strategic commercial partner, or partners, such as large pharmaceutical companies, with extensive experience in the development, commercialization, and marketing of ophthalmic products. We anticipate such partner or partners would be responsible for, or substantially support, late stage clinical trials (Phase III) and sales and marketing of our products. Such anticipated strategic partnership, or partnerships, may provide a marketing and sales infrastructure for our products as well as financial and operational support for global clinical trials, post marketing studies, label expansions and other regulatory requirements concerning future clinical development in the United States.

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

We will continue to seek to acquire or make investments in complementary businesses, technologies, services or products and are seeking development partners for our existing products. Several third parties with whom we have been in discussions have expressed interest in a potential licensing or partnering transaction for the Squalamine program. We continue to make progress in these discussions; however, we currently do not have any agreement to enter into such a transaction, and there is no assurance that the Company will enter into or complete such a transaction.

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

On May 11, 2016, the Company issued 8,334 shares of common stock pursuant to an exercise of warrants at $1.50 per share, for gross proceeds of $12,501.

The issuance of the shares was made in reliance on the exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Date: August 9, 2016

OHR PHARMACEUTICAL, INC. (Registrant)

By:	/s/ Jason S. Slakter
Jason S. Slakter Chief Executive Officer (Principal Executive Officer)

By:	/s/ Sam Backenroth
Sam Backenroth
Chief Financial Officer (Principal Financial and Chief Accounting Officer)