Form 10-K/A
period 2015-09-30
Ohr Pharmaceutical Inc
filed 2016-12-07
CIK 1173281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

(Check One): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates at March 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $65,938,100 (based on the closing price of the registrant’s common stock on the NASDAQ Capital Market on such date). Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such person might be deemed to be an affiliate. This determination of affiliate status might not be conclusive for other purposes.

At December 1, 2016, the registrant had 32,076,396 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K for the fiscal year ended September 30, 2015 of Ohr Pharmaceutical, Inc., as filed with the Securities and Exchange Commission on December 14, 2015 (the “Original Form 10-K”), is being filed for the sole purpose of filing a revised consent of independent registered public accounting firm as Exhibit 23.1

This Amendment speaks as of the original filing date of the Original Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Original Form 10-K.

2

Part IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3)

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Ohr Pharmaceutical, Inc. (File No. 001-35963)
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith

32.2	Section 302 Certification of Chief Financial Officer	Filed herewith

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:
OHR PHARMACEUTICAL, INC.

Dated: December 7, 2016	By:	/s/ JASON SLAKTER
Jason Slakter, CEO (Principal Executive Officer)

Dated: December 7, 2016	By:	/s/ SAM BACKENROTH
Sam Backenroth, CFO
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 7, 2016	By:	/s/ JASON SLAKTER
Jason Slakter, Director

Dated: December 7, 2016	By:	*
Ira Greenstein, Director

Dated: December 7, 2016	By:	*
Orin Hirschman, Director

Dated: December 7, 2016	By:	*
June Almenoff, Director

Dated: December 7, 2016	By:	*
Thomas Riedhammer, Director

*By:	/s/ Sam Backenroth	December 7, 2016
Sam Backenroth
Attorney-In-Fact

4