Form 10-Q
period 2016-12-31
Ohr Pharmaceutical Inc
filed 2017-02-14
CIK 1173281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,961,396 shares of Common Stock outstanding as of February 13, 2017.

OHR PHARMACETICAL, INC.
TABLE OF CONTENTS

2

Part I

FINANCIAL INFORMATION

Item 1.

Financial Statements.

OHR PHARMACEUTICAL, INC.

Consolidated Balance Sheets

(Unaudited)

	December 31,	September 30,
	2016	2016
ASSETS
CURRENT ASSETS
Cash	$13,489,082	$12,546,890
Prepaid expenses and other current assets	371,391	738,118

Total Current Assets	13,860,473	13,285,008

EQUIPMENT, net	187,728	198,631

OTHER ASSETS
Security deposit	12,243	12,243
Intangible assets, net	14,925,520	15,208,219
Goodwill	740,912	740,912

TOTAL ASSETS	$29,726,876	$29,445,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,886,275	$4,394,068
Notes payable	—	87,798

Total Current Liabilities	3,886,275	4,481,866

TOTAL LIABILITIES	3,886,275	4,481,866

STOCKHOLDERS’ EQUITY
Preferred stock, Series B; 6,000,000 shares authorized, $0.0001 par value, 0 shares issued and outstanding, respectively	—	—
Common stock; 180,000,000 shares authorized, $0.0001 par value, 35,961,396 and 32,076,396 shares issued and outstanding, respectively	3,596	3,207
Additional paid-in capital	117,090,270	109,237,551
Accumulated deficit	(91,253,265)	(84,277,611)

Total Stockholders’ Equity	25,840,601	24,963,147
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$29,726,876	$29,445,013

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OHR PHARMACEUTICAL, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	December 31,
	2016	2015

OPERATING EXPENSES

General and administrative	$1,746,356	$1,218,128

Research and development	4,931,144	2,076,280

Depreciation and amortization	298,435	297,740

OPERATING LOSS	6,975,935	3,592,148

OTHER INCOME (EXPENSE)
Change in fair value of contingent consideration	—	(2,557,549)
Other income	—	3,419
Interest income (expense), net	281	816

Total Other Income (Expense)	281	(2,553,314)

LOSS FROM OPERATIONS BEFORE
INCOME TAXES	(6,975,654)	(6,145,462)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(6,975,654)	$(6,145,462)

BASIC AND DILUTED LOSS PER SHARE (in dollars per share)	$(0.21)	$(0.20)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	32,836,505	30,472,493

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OHR PHARMACEUTICAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	December 31,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(6,975,654)	$(6,145,462)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	440,052	137,424
Stock option expense	566,573	316,819
Change in fair value of contingent consideration	—	2,557,549
Depreciation	15,736	15,042
Amortization of intangible assets	282,699	282,698
Changes in operating assets and liabilities
Prepaid expenses and deposits	247,926	(1,439,033)
Accounts payable and accrued expenses	(507,793)	948,522

Net Cash Used in Operating Activities	(5,930,461)	(3,326,441)

INVESTING ACTIVITIES
Purchase of property and equipment	(4,833)	(10,550)
Net Cash Used in Investing Activities	(4,833)	(10,550)

FINANCING ACTIVITIES
Proceeds from issuance of common stock for cash, net	6,846,483	—
Proceeds from warrants exercised for cash	118,801	13,540
Repayments of short-term notes payable	(87,798)	(48,063)

Net Cash Provided by (Used in) Financing Activities	6,877,486	(34,523)

NET CHANGE IN CASH	942,192	(3,371,514)
CASH AT BEGINNING OF PERIOD	12,546,890	28,697,323

CASH AT END OF PERIOD	$13,489,082	$25,325,809

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$1,320	$406
Income Taxes	—	—

NON CASH FINANCING ACTIVITIES:
Settlement of contingent consideration	$—	$2,061,136

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OHR PHARMACEUTICAL, INC.

Notes to Unaudited Consolidated Financial Statements

December 31, 2016

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Ohr Pharmaceutical, Inc. and its subsidiaries (the “Company”). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X related to interim period financial statements. Accordingly, these consolidated financial statements do not include certain information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2016, and for all periods presented herein, have been made.

It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016. The results of operations for the quarterly periods ended December 31, 2016 and 2015 are not necessarily indicative of the operating results for the full years.

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

There are no assets and liabilities that are measured and recognized at fair value as of December 31, 2016 and September 30, 2016, on a recurring basis.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets at December 31, 2016 and September 30, 2016:

	December 31, 2016	September 30, 2016
License Rights	$17,712,991	$17,712,991
Patent Costs	200,000	200,000
	17,912,991	17,912,991
Accumulated Amortization	(2,987,471)	(2,704,772)
Total Intangible Assets	$14,925,520	$15,208,219

During the three months ended December 31, 2016, and 2015, the Company recognized $282,699, and $282,698, in amortization expense on the patents and license rights. The amortization expense has been included in research and development expense.

NOTE 4 – NOTES PAYABLE

On February 28, 2016, the Company entered into a premium financing arrangement for its directors and officers insurance policy in the amount of $215,810. The financing arrangement bears interest at 7% per annum. As of December 31, 2016, the Company had repaid the loan in full and had paid total interest of $6,984.

NOTE 5 – EQUITY

Public Offering

On December 7, 2016, the Company entered into a securities purchase agreement with various purchasers pursuant to which the Company issued and sold to the purchasers in a registered offering an aggregate of 3,885,000 shares of its common stock, together with Series A common stock purchase warrants (“Series A Warrants”) exercisable for up to an aggregate of 1,942,501 shares of common stock and Series B common stock purchase warrants (“Series B Warrants”) exercisable for up to an aggregate of 3,885,000 shares of common stock. The offering closed on December 13, 2016 and the Company received net proceeds of approximately $6.8 million, after deducting placement agent fees and offering expenses payable by the Company.

The Series A Warrant has an exercise price of $2.75 per share and the Series B Warrant has an exercise price of $3.00 per share. The Series A Warrants are immediately exercisable and will expire on the five year anniversary of the date of issuance. The Series B Warrants are immediately exercisable and will expire on the six month anniversary of the date of issuance.

Common Stock Warrants

Below is a table summarizing the warrants issued and outstanding as of December 31, 2016 (“Price” reflects the weighted average exercise price per share):

	Warrants	Price
Outstanding at September 30, 2016	614,923	$5.08
Granted	—	—
Investor Warrants	5,827,501	2.92
Stock Based Compensation Warrants	—	—
Exercised	—	—
Investor Warrants	—	—
Stock Based Compensation Warrants	—	—
Forfeited or expired
Investor Warrants	(138,262)	6.30
Stock Based Compensation Warrants	—	—
Outstanding at December 31, 2016	6,304,162	$3.05
Exercisable at December 31, 2016	6,304,162	$3.05

Stock Based Compensation

The Company’s Consolidated 2016 Stock Plan (“the Plan”) provides for granting stock options and restricted stock awards to employees, directors and consultants of the Company.

Warrants. During the three months ended December 31, 2016, the Company did not recognize any expense related to warrants granted as stock based compensation. As of December 31, 2016, there was no unamortized expense, and the warrants had no intrinsic value. Refer to the Common Stock Warrants table within this note for information regarding all outstanding warrants.

Options. During the three months ended December 31, 2016, the Company recognized $566,573 of expense related to options granted. Unamortized option expense as of December 31, 2016 for all options outstanding amounted to $1,950,631. The Company expects to recognize this compensation cost over a weighted-average period of .98 years.

Below is a table summarizing the Company’s activity for the three months ended December 31, 2016 (“Price” reflects the weighted average exercise price per share):

	Options	Price
Outstanding at September 30, 2016	2,857,468	$6.66
Granted	—	—
Exercised	—	—
Forfeited or expired	(31,800)	8.13
Outstanding at December 31, 2016	2,825,668	$6.64
Exercisable at December 31, 2016	1,911,912	$6.38

As of December 31, 2016, the outstanding options have no intrinsic value.

Restricted Stock. During the three months ended December 31, 2016, the Company recognized $440,052 of expense related to restricted stock awards. As of December 31, 2016, there was $729,581 of unamortized expense. The Company expects to recognize this compensation cost over a weighted-average period of 1.03 years.

Below is a table summarizing the Company’s activity for the three months ended December 31, 2016:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2016	600,358	4.80
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2016	600,358	4.80

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s results of operations, prospects, cash flows, financial position and brand. To the best knowledge of the Company’s management, at December 31, 2016, there are no legal proceedings which the Company believes will have a material adverse effect on its business, results of operations, cash flows or financial condition.

NOTE 7 – RELATED PARTY TRANSACTION

Our Contract Research Organization (“CRO”) running our clinical trial has contracted with Jason S. Slakter, M.D., P.C., d/b/a Digital Angiography Reading Center (“DARC”), a well-known digital reading center, which is owned by Dr. Jason Slakter, Ohr’s CEO, pursuant to our related party transactions policy, with the review and approval of the Audit Committee, to provide digital reading and imaging services in connection with the clinical study. During the three months ended December 31, 2016, and 2015, the Company’s CRO was invoiced $152,405 and $0, from DARC.

NOTE 8 – SUBSEQUENT EVENTS

On February 14, 2017, the Company announced that, for strategic reasons, it has paused enrollment in the clinical trial of its lead drug candidate squalamine lactate ophthalmic solution, 0.2%, for the treatment of neovascular age-related macular degeneration (wet AMD). The enrollment pause is not related to any safety issue. Currently, there are more than 200 subjects enrolled in the study. The study remains double-masked and no interim efficacy or futility analysis has been performed. Subjects currently enrolled in the study continue to undergo scheduled visits and assessments as well as receive assigned study treatments as per the current protocol.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our discussion and analysis of the business and subsequent discussion of financial conditions may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical in nature, including statements about beliefs and expectations, are forward-looking statements. Words such as “may,” “will,” “should,” “estimates,” “predicts,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties as described in greater detail in Item IA, Part II, our “Risk Factors” beginning on page 18 of this Report. You are cautioned that these forward-looking statements reflect management’s estimates only as of the date hereof, and we assume no obligation to update these statements, even if new information becomes available or other events occur in the future, except as required by law. Actual future results, events and trends may differ materially from those expressed in or implied by such statements depending on a variety of factors, including, but not limited to those set forth in our filings with the Securities and Exchange Commission (“SEC”). Specifically, and not in limitation of these factors, we may alter our plans, strategies, objectives or business.

Company Overview

Ohr Pharmaceutical, Inc. (“we,” “us,” “our,” “Ohr,” or the “Company”) is a clinical stage pharmaceutical company developing novel therapies for ophthalmic diseases. Our lead clinical asset, topical Squalamine (also known as squalamine lactate ophthalmic solution, 0.2%, or OHR-102), is a novel therapeutic product which could provide a non-invasive therapy to improve vision outcomes beyond that achieved with current standard of care. We are evaluating Squalamine in combination with Lucentis® injections for the treatment of wet-AMD. This is based on the data from a Phase 2 clinical trial in wet-AMD where a positive and clinically meaningful vision benefit was seen with Squalamine combination therapy in classic containing choroidal neovascularization (classic CNV) as well as those with occult neovascularization (occult CNV) less than 10mm2.

We also have a sustained release platform technology we acquired in May 2014. We continue to explore applications of our sustained release technology and potential avenues to monetize it.

Corporate and Historical Information

We are a Delaware corporation that was organized on August 4, 2009, as successor to BBM Holdings, Inc. (formerly Prime Resource, Inc., which was organized March 29, 2002 as a Utah corporation) pursuant to a reincorporation merger. On August 4, 2009, we reincorporated in Delaware as Ohr Pharmaceutical, Inc.

On May 30, 2014, we completed the ophthalmology assets acquisition (the “SKS Acquisition”) of the privately held SKS Ocular LLC and its affiliate, SKS Ocular 1 LLC (“SKS”). Under the terms of the acquisition agreement, in exchange for substantially all the assets of SKS, Ohr made an upfront payment of $3.5 million in cash and issued 1,194,862 shares of Ohr common stock to SKS. In addition, SKS is eligible to receive up to an aggregate of 1,493,577 additional shares of Ohr common stock in three contingent milestone payments, each milestone resulting in the issuance of 497,859 shares of Ohr common stock. Milestone 1 required Ohr to demonstrate a consistent long-term release of a therapeutic agent above threshold therapeutic levels in the targeted ocular tissues of an animal model. Ohr met this milestone in December 2015. Milestone 2 required the completion of a pharmacodynamic study in an animal model showing clinically relevant efficacy from a drug substance released from SKS microparticles within 24 months of the date of the closing of the SKS Acquisition. Ohr achieved the study results in May 2016, and the Board reviewed and approved Milestone 2 in July 2016. Milestone 3 requires, among other things, the approval of an Investigational New Drug Application (“IND”) within three years of the date of the closing of the SKS Acquisition. We will not achieve Milestone 3.

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

We believe that Squalamine used in combination with an anti-VEGF agent may provide several potential advantages over other combination therapy approaches currently being investigated in clinical studies including:

•	Potential use in combination with as-needed (PRN) anti-VEGF injections or treat-and-extend regimens as well as a monthly/bi-monthly anti-VEGF injection regimens.
•	Adaptable for use in combination with future longer acting anti-VEGF agents.
•	Inhibition of multiple growth factor pathways of angiogenesis.
•	Cost efficiency of manufacturing a small molecule when compared to large molecule proteins and antibodies.

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

Further analyses were conducted to determine the patient population most likely to benefit from combination treatment. Patients with lesions containing classic CNV are a heterogeneous population and, within the enrollment criteria of our study, could have encompassed small classic lesions with no occult component as well as lesions up to 12 disc areas (~30mm2) in size made up almost entirely of occult CNV. These diverse lesions would both fall under the same category of “classic containing lesion” even though they would be expected to respond differently to treatment. Correlation analyses determined that the occult CNV size at baseline, regardless of whether there was a classic CNV component present, directly correlated with improved visual acuity outcomes in the Squalamine combination group (p=<0.0001), which was not seen in the Lucentis® monotherapy group. This suggests that the occult CNV size was a more important predictor of success for combination therapy than the presence of classic CNV, and a cutoff less than 10mm2 of occult size at baseline was determined to be the optimal size to include in future clinical studies. In those patients with occult CNV less than 10mm2 in area (n=94 of 128 completing the phase 2 study), 40% of those treated with Squalamine combination therapy achieved a gain of 3 or more lines of vision, compared with 26% of patients in the Lucentis® monotherapy arm, a 54% additional benefit. In addition, mean gains in visual acuity compared to baseline were +11.0 letters for the Squalamine combination arm and +5.7 letters with Lucentis® monotherapy, a clinically meaningful benefit of +5.3 letters (exploratory p-value, p=.033). Subjects with occult CNV <10mm2 achieved a final mean visual acuity outcome of 71.7 letters with Squalamine combination therapy compared to 67.4 letters with Lucentis® monotherapy. The final mean visual acuity outcomes in the combination therapy group translates to approximately 20/40 vision (snellen equivalent), an important level of visual function. Importantly, this group of patients represents a larger proportion of the subjects enrolled in the IMPACT study than the classic containing group. We have enrolled this optimized patient population in our current clinical program.

Status of Squalamine Program in Wet-AMD

In March 2016, the Company reached an agreement on a Special Protocol Assessment (“SPA”) with the United States Food and Drug Administration (the “FDA”) on the design of the Phase 3 clinical program. The FDA awarded Fast Track Designation to the Squalamine eye drop program for the potential treatment of wet-AMD in 2012. The Phase 3 program was initiated to evaluate the efficacy and safety of Squalamine given in combination with Lucentis® for treatment naive patients with wet-AMD. The Phase 3 clinical program was designed to consist of two double-masked, placebo-controlled, multicenter, international studies of Squalamine administered twice a day in patients with newly diagnosed wet-AMD, in combination with Lucentis® injections. The Company began enrolling patients in the first study in April 2016. We have paused enrollment in this study, but plan to continue the study for currently enrolled patients to evaluate the efficacy of Squalamine combination therapy. The enrollment pause is not related to any safety issue.

OHR–1501 Study

OHR-1501 was designed as an exploratory, double-masked, randomized, placebo-controlled study designed to assess safety and efficacy of treatment with squalamine lactate ophthalmic solution in combination with monthly anti-VEGF (both Lucentis® and Eylea®) injections in patients with wet-AMD. The study has not enrolled any subjects and we do not expect to enroll any subjects in the near term as resources have been reallocated.

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

Completed Trial in Branch and Central Retinal Vein Occlusion - Study 004

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

(b)       SKS SUSTAINED RELEASE OCULAR DRUG DELIVERY PLATFORM TECHNOLOGY

The SKS sustained release technology was designed to develop best-in-class drug formulations for ocular disease. The technology employs micro fabrication techniques to create nano, micro and macroparticle drug formulations that can provide sustained and predictable release of a therapeutic drug over a 3-6 month period. The versatility of this delivery technology makes it well suited to potentially deliver hydrophilic or hydrophobic small molecules, as well as proteins with complex structures. The Company continues to explore applications of its sustained release technology and potential avenues to monetize it.

(c)       ANIMAL MODEL FOR DRY-AMD

As part of the SKS Acquisition, we acquired the exclusive rights to an animal model for dry-AMD whereby mice are immunized with a carboxyethylpyrrole (“CEP”) which is bound to mouse serum albumin (“MSA”). CEP is produced following the oxidation of docosahexaenoic acid, which is abundant in the photoreceptor outer segments that are phagocytosed by the retinal pigment epithelium (“RPE”). A number of CEP-adducted proteins have been identified in proteomic studies examining the composition of drusen and other subretinal deposits found in the eyes of patients with dry-AMD. Studies have shown that immunization of CEP-MSA can lead to an ophthalmic phenotype very similar to dry-AMD, including deposition of complement in the RPE, thickening of the Bruch’s membrane, upregulation of inflammatory cytokines, and immune cell influx into the eye. Upon immunization with CEP, a marked decrease in contrast sensitivity which precedes a loss of visual acuity, was observed, similar to what occurs in many patients with dry AMD. The Company has not yet monetized this technology.

(d)       NON-OPHTHALMOLOGY ASSETS

Ohr also owns various other compounds in earlier stages of development, including the PTP1b inhibitor Trodusquemine and related analogs. See “Corporate Strategy” concerning the Trodusquemine joint venture.

Competitive Factors

Competition in General

Competition in the area of biomedical and pharmaceutical research and development is intense and significantly depends on scientific and technological factors. These factors include the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain regulatory approval for testing, manufacturing and marketing. Our competitors include major pharmaceutical and specialized biotechnology companies, many of which have financial, technical and marketing resources significantly greater than ours. In addition, many biotechnology companies have formed collaborations with large, established companies to support research, development and commercialization of products that may be competitive with ours. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint ventures. We are aware of certain other products manufactured or under development by competitors that are used for the treatment of the health conditions that we have targeted for product development. We can provide no assurance that developments by others will not render our technology obsolete, noncompetitive or harm our development strategy, that we will be able to keep pace with new technological developments or that our technology will be able to supplant established products and methodologies in the therapeutic areas that are targeted by us. The foregoing factors could have a material adverse effect on our business, prospects, financial condition and results of operations. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific personnel and consultants.

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

There are various other companies with drugs in Phase 1, 2, and 3 trials for the treatment of wet-AMD. We cannot assure that none of them will get to market before us or that Squalamine will be a better treatment. Programs currently in Phase 2 or Phase 3 trials include, but are not limited to:

•	Fovista®, a PDGF targeting aptamer being developed by Ophthotech in partnership with Novartis and Roche;
•	Abicipar Pegol, a VEGF targeting DARPin molecule being developed by Allergan;
•	RTH258, an anti-VEGF agent being developed by Novartis;
•	X-82, an oral tyrosine kinase inhibitor being developed by Tyrogenex;
•	ALG-1001, an integrin targeting peptide being developed by Allegro Ophthalmics;
15

•	REG-2176, a combination injection of anti-VEGF and PDGF agents being developed by Regeneron;
•	REG-910, an anti-Ang2 agent to be used with Eylea® being developed by Regeneron;
•	RG7716, a bispecific antibody to both VEGF-A and Ang2 being developed by Roche;
•	OPT-302, an inhibitor of VEGF-C and VEGF-D being developed by Opthea; and
•	PAN-90806, a selective inhibitor of VEGF being developed by Panoptica Inc.

All of these products in clinical development, with the exception of X-82 and PAN-90806, use an intravitreal route of administration much like the current standards of care. We believe that squalamine has potential competitive advantages through its intracellular mechanism of action, multiple growth factor inhibition, and non invasive delivery. We also believe we have reduced the risk in our clinical program by utilizing our exploratory Phase 2 trial to identify and enroll a patient population that has the greatest potential for visual acuity benefits with combination therapy. However, clinical trial data from other clinical programs may negatively impact our ability to garner future financing or business collaborations, combinations or transactions with other pharmaceutical and biotechnology companies.

Competitive Landscape in Sustained Release Drug Delivery

There are a number of companies developing various forms of sustained release drug delivery platforms for ophthalmic applications. These include, but are not limited to:

•	GreyBug with a biodegradable polymer microsphere/nanoparticle matrix system;
•	Envisia Therapeutics with the PRINT® technology system for microparticle and nanoparticle formulations;
•	Kala Pharmaceuticals with a mucus-penetrating particle (MPP) technology; and
•	Ocular Therapeutix with a proprietary hydrogel technology.

Some of these programs are in a more advanced clinical stage than us. Each of these may prove to be effective means to deliver drugs in a sustained manner and we cannot assure that none of them will get to market before us or that our technology will be a better drug delivery approach.

Corporate Strategy

We are in an ongoing business development process to seek and implement strategic alternatives with respect to Squalamine, based on the visual acuity benefit of Squalamine combination therapy seen in the Phase 2 study, including licenses, business collaborations or transactions with other pharmaceutical companies. Several third parties with whom we have been in discussions have expressed interest in a potential transaction for the Squalamine program. There can be no assurance, however, that any such discussions will result in an agreement.

As part of the Company’s core ophthalmology strategy, on February 26, 2014, we entered into a Joint Venture Agreement and related agreements with Cold Spring Harbor Laboratory (“CSHL”) pursuant to which a joint venture, DepYmed Inc. (“DepYmed”), was formed to further preclinical and clinical development of Ohr’s Trodusquemine and analogues as PTP1B inhibitors for oncology indications. DepYmed licenses research from CSHL and intellectual property from us. In December 2014, DepYmed hired a full time CEO to run the operations of DepYmed and in October 2016 raised $1 million in a private placement transaction, with an additional $1 million to be received upon the achievement of specific development milestones. The proceeds of the private placement will fund the ongoing operations of DepYmed. Ohr is a passive joint venturer in DepYmed.

Liquidity and Sources of Capital

The Company has limited working capital reserves with which to continue development of its pharmaceutical products and continuing operations. The Company is reliant, at present, upon its capital reserves for ongoing operations and has no revenues.

Net working capital reserves increased from the beginning of the first quarter of the Company’s 2017 fiscal year to the end of the quarter by $1,171,056 (to $9,974,198 from $8,803,142) primarily due to increased cash related to its public offering of common stock and warrants in December 2016. Our quarterly cash burn had been approximately $3.4 million to $5.1 million per quarter in fiscal 2016 and we expect our cash burn to increase from 2016 levels for the remainder of fiscal 2017. The Company does not have a bank line of credit or other fixed source of capital reserves. When it will need additional capital in the future, the Company will be primarily reliant upon private or public placement of its equity or debt securities, or a transaction with a pharmaceutical partner, but presently there can be no assurance that the Company will be successful in such efforts. Management believes the Company has sufficient capital to meet its planned operating needs into June 2017.

Results of Operations

Three Months Ended December 31, 2016

Three months ended December 31, 2016 (“2016”) compared to the three months ended December 31, 2015 (“2015”). Results of operations for the three months ended December 31, 2016 reflect the following changes from the prior period.

	2016	2015	Change
General and administrative	$1,746,356	$1,218,128	$528,228
Research and development	4,931,144	2,076,280	2,854,864
Depreciation and amortization	298,435	297,740	695
Total Operating Expenses	6,975,935	3,592,148	3,383,787

Operating Loss	(6,975,935)	(3,592,148)	(3,383,787)

Change in fair value of contingent consideration	0	(2,557,549)	2,557,549
Other income and expenses	281	4,235	(3,954)
Net Loss	$(6,975,654)	$(6,145,462)	$(830,192)

The Company had no net revenues from operations in 2015 or 2016. Accordingly, the Company had no cost of revenue from operations in 2015 or 2016.

General and administrative expenses from operations increased by $528,228 when comparing 2016 to 2015.

The Company incurred $4,931,144 in research and development expenses in 2016 compared to $2,076,280 in 2015. The increase is a result of the ongoing squalamine clinical trials in wet-AMD and increased costs from the development of our sustained release platform technology.

Depreciation and amortization expense remained relatively stable with $297,740 in 2015 and $298,435 in 2016.

In 2016, the Company reported zero fair value of contingent consideration compared to a decrease of $2,557,549 in 2015. The decrease is due to the Milestone 3 contingency in connection with the SKS acquisition not being met in fiscal 2016 and there being no further liability towards contingent consideration.

For the three months ended December 31, 2016, the Company recognized a net loss of $6,975,654 compared to a net loss of $6,145,462 for the same period in 2015. Until the Company is able to generate revenues, management expects to continue to incur net losses.

Item 3.	Quantitative and Qualitative Risk.

Market risk represents the risk of loss arising from adverse changes in interest rates and foreign exchange rates. The Company does not have any material exposure to interest rate or exchange rate risk.

Item 4.	Controls and Procedures.

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

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

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

We must demonstrate that our drug candidates satisfy rigorous standards of safety and efficacy for their intended uses before the FDA, and other regulatory authorities in the United States, the European Union and elsewhere approve our product for commercialization. Significant additional research, preclinical testing and clinical testing is required before we can file applications with the FDA or other regulatory authorities for premarket approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to administer, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. We cannot be certain that the clinical development of this or any other drug candidates in preclinical testing or clinical development will be successful, that we will receive the regulatory approvals required to commercialize them or that any of our other research and drug discovery programs will yield a drug candidate suitable for investigation through clinical trials. Our commercial revenues from our product candidates currently in development, if any, will be derived from sales of drugs that will not become marketable for several years, if at all.

We have incurred significant losses and anticipate that we will incur additional losses. We might never achieve or sustain revenues.

We have experienced significant net losses since our inception. As of December 31, 2016, we had an accumulated deficit of approximately $91 million. We expect to incur net losses over the next several years. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We do not expect to receive, for at least the next several years, any revenues from the commercialization of our product candidates.

We will need to raise substantial additional capital to further our clinical program for Squalamine in wet-AMD as well as future trials and may not be able to raise additional capital on favorable terms, if at all. If additional capital is not available, we may not be able to continue operations or complete the necessary clinical and preclinical trials to complete the development of Squalamine or any other products.

We will need substantial additional capital to further our drug and delivery platform development programs as well as clinical trials. Specifically, we will require significant additional funds to complete our ongoing clinical trials for Squalamine in wet-AMD. In our capital-raising efforts, we may seek to sell additional equity or debt securities, or seek a strategic commercial partner or do a combination. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. However, we may not be able to raise additional funds on acceptable terms, or at all. If we raise capital through a strategic commercial partner, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to secure sufficient capital to fund our research and development activities, we may have to delay, reduce or cease operations.

As of December 31, 2016, we had cash and cash equivalents of $13.5 million. With our financing in December 2016, we believe that our cash and cash equivalents should be sufficient to fund our operating expenses into June 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. At this time, we cannot reasonably estimate the remaining costs necessary to complete development of any product candidate.

We are highly dependant upon our ability to raise additional capital. Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

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

Our strategy with respect to Squalamine is to seek a strategic commercial partner, or partners, such as large pharmaceutical companies, with extensive experience in the development, commercialization, and marketing of ophthalmic products. Several third parties with whom we have been in discussions have expressed interest in a potential licensing or partnering transaction for the Squalamine program, but, to date, such discussions have not resulted in any transactions. Accordingly, there is no assurance that the Company will enter into a definitive agreement with respect to such a transaction. If we raise capital through such strategic commercial partner, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves, or cease operations and liquidate.

We are highly dependent upon our ability to enter into agreements with collaborative partners to develop, commercialize, and market our products.

Our strategy is to seek a strategic commercial partner, or partners, such as large pharmaceutical companies, with extensive experience in the development, commercialization, and marketing of ophthalmic products. We are in an ongoing business development process to seek and implement strategic alternatives with respect to Squalamine, including licenses, business collaborations and other business combinations or transactions with other pharmaceutical and biotechnology companies. Several third parties with whom we have been in discussions have expressed interest in a potential licensing or partnering transaction for the Squalamine program but such discussions have not resulted in any transactions, and there is no assurance that they will. Such anticipated strategic partnership, or partnerships, may provide a marketing and sales infrastructure for our products as well as financial and operational support for global clinical trials, post marketing studies, label expansions, preclinical studies, manufacturing capabilities, and other regulatory requirements concerning future clinical development in the United States and foreign territories.

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

While our strategy is to partner with an appropriate party, no assurance can be given that any third party would be interested in partnering with us. We currently lack the resources to complete our clinical trials, or to manufacture any of our product candidates on a large scale and we have no sales, marketing or distribution capabilities. In the event we are not able to enter into a collaborative agreement with a partner or partners, on commercially reasonable terms, or at all, we may be unable to complete our clinical trials, or to commercialize our products, which would have a material adverse effect upon our business, prospects, financial condition, and results of operations.

Even if we succeed in securing a partner, the partner collaborators may fail to develop or effectively commercialize products using our product candidates or technologies. A partnership involving our product candidates pose a number of risks, including the following:

•	partners may not have sufficient resources or decide not to devote the necessary resources due to internal constraints such as budget limitations, lack of human resources, or a change in strategic focus;
•	collaborators may believe our intellectual property or the product candidate infringes on the intellectual property rights of others;
•	partners may dispute their responsibility to conduct development and commercialization activities pursuant to the applicable collaboration, including the payment of related costs or the division of any revenues;
•	partners may decide to pursue a competitive product developed outside of the partnership arrangement;
•	partners may not be able to obtain, or believe they cannot obtain, the necessary regulatory approvals;
•	partners may delay the development or commercialization of our product candidates in favor of developing or commercializing another party’s product candidate; or
•	partners may decide to terminate or not to renew the collaboration for these or other reasons.

Thus, should the Company be successful in entering into a partnership agreement, partner agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. Partnership agreements are generally terminable without cause on short notice. Once a partnership agreement is signed, it may not lead to commercialization of a product candidate. We also face competition in seeking out collaborators. If we are unable to secure new partners that achieve the partner’s objectives and meet our expectations, we may be unable to advance our product candidates and may not generate meaningful revenues.

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

We are seeking development partners for our existing products. Several third parties with whom we have been in discussions have expressed interest in a potential licensing or partnering transaction for the Squalamine program. However, there is no assurance that the Company will enter into a definitive agreement with respect to such a transaction.

We are substantially dependent on the success of our lead product candidate Squalamine in wet-AMD, which is in a later stage of development than our other product candidates. There is no guarantee that clinical trials for Squalamine in wet-AMD will be completed, completed in the anticipated timeframe or that they will be successful.

The results of the Phase 2 clinical trial supported conducting Phase 3 clinical trials for Squalamine with enrollment criteria for a targeted population, based on the complete analysis of the Phase 2 clinical trial. We reached an agreement on a SPA with the FDA on the design of the Phase 3 trial in March 2016, initiated the Phase 3 clinical program and began enrolling patients in April 2016. In February 2017 we paused enrollment. Our business and future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and successfully commercialize our lead product candidate Squalamine in wet-AMD. Any delay or setback in the development or regulatory approval of any of our product candidates, but particularly Squalamine in wet-AMD, would likely adversely affect our business and cause our stock price to decline. Should the on-going or planned Squalamine clinical development program not be completed or be delayed or be insufficient to support regulatory approval, we may be forced to rely on other product candidates, or to cease operations. We cannot assure you that our on-going or planned clinical development program for Squalamine will be completed in a timely manner, or at all, or that we will be able to obtain approval for Squalamine in wet-AMD from the FDA or any foreign regulatory authority.

The historical rate of failures for product candidates in clinical development and late-stage clinical trials is high.

There can be no assurance that we will meet the goals of our clinical trials or that we will have the same level of success in the clinical trials as we have in our prior clinical trials, or that we will be successful at all.

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

Results from our Phase 2 clinical trial for Squalamine in wet-AMD may not necessarily be predictive of the results from required later clinical trials. We may not be able to complete our ongoing clinical program for Squalamine in wet-AMD. Similarly, even if we are able to complete clinical trials for Squalamine in wet-AMD according to our current development timeline, the results from our Phase 2 clinical trial for Squalamine in wet-AMD may not be replicated in our future clinical trial results. Many companies in the pharmaceutical and biotechnology industries, including companies developing combination therapies for wet-AMD, have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, pre-clinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported adverse events, and expansion of enrollment eligibility criteria from phase 2 to later studies. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials nonetheless failed to obtain FDA or foreign regulatory approval. If we fail to produce positive results in our clinical trials for Squalamine in wet-AMD, the development timeline and regulatory approval and commercialization prospects for our leading product candidate, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Delays, suspensions and terminations in our clinical trials could result in increased costs to us, delay our ability to generate product revenues and therefore may have a material adverse effect on our business, results of operations and future growth prospects.

The commencement of clinical trials can be delayed for a variety of reasons, including:

•	delays in demonstrating sufficient safety and efficacy to obtain regulatory approval to commence a clinical trial;
•	reaching agreement on acceptable terms with prospective contract research organizations and clinical trial sites;
•	manufacturing sufficient quantities of a product candidate;
•	obtaining clearance from the FDA to commence clinical trials pursuant to an Investigational New Drug application (or IND);
•	obtaining clearance from foreign regulatory authorities to commence clinical trials;
•	financial or strategic considerations;
•	obtaining institutional review board approval to conduct a clinical trial at a prospective clinical trial site; and
•	patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical trial sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial;

Once a clinical trial has begun, it may be delayed, suspended or terminated due to a number of factors, including:

•	inability to raise funding necessary to continue a clinical trial.
•	ongoing discussions with regulatory authorities regarding the scope or design of our clinical trials or requests by them for supplemental information with respect to our clinical trial results;
•	failure to conduct clinical trials in accordance with regulatory requirements;
•	lower than anticipated screening or retention rates of patients in clinical trials;
•	serious adverse events or side effects experienced by participants;
•	financial or strategic considerations; and
•	insufficient supply or deficient quality of product candidates or other materials necessary for the conduct of our clinical trials;

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

Even if we successfully complete the clinical trials for one or more of our product candidates, the product candidates may fail for other reasons, including the possibility that the product candidates will:

•	fail to receive the U.S. and foreign regulatory approvals required to market them as drugs;
•	be subject to proprietary rights held by others requiring the negotiation of a license agreement prior to marketing;
•	be difficult or expensive to manufacture on a commercial scale;
•	have adverse side effects that make their use less desirable; or
•	fail to compete with product candidates or other treatments commercialized by our competitors.

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

We rely, and expect that we will continue to rely, on third parties to conduct any future clinical trials for us. If such third parties do not successfully carry out their duties or if we lose our relationships with such third parties, our drug development efforts could be delayed.

We are dependent on contract research organizations, third-party vendors and independent investigators for preclinical testing, and clinical trials related to our drug discovery and development efforts, and we will likely continue to depend on them to assist in our future discovery and development efforts. These parties are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. If they fail to devote sufficient time and resources to our drug development programs or if their performance is substandard, it will delay the development and commercialization of our product candidates. Our CRO running our clinical trial has also contracted with Jason S. Slakter, M.D., P.C., d/b/a Digital Angiography Reading Center (“DARC”), a well-known digital reading center, which is owned by Dr. Jason Slakter, our CEO, pursuant to our related party transactions policy, with the review and approval of the Audit Committee, to provide digital reading and imaging services in connection with our clinical trial. We are advised that DARC has implemented a standard operating procedure (SOP) to firewall interactions between DARC employees and Dr. Slakter. It is possible that the FDA will investigate and that this related party transaction may impact adversely on its approval of the trials. The parties with which we contract for execution of our clinical trials play a significant role in the conduct of the trials and the subsequent collection and analysis of data. Their failure to achieve their research goals or otherwise meet their obligations on a timely basis could adversely affect clinical development of our product candidates.

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
24

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on contract research organizations does not relieve us of our regulatory responsibilities. We and our contract research organizations are required to comply with applicable current Good Laboratory Practice (“CGLP”), current Good Manufacturing Practice (“CGMP”), and current Good Clinical Practice (“CGCP”) regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces these CGCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or our contract research organizations fail to comply with applicable CGCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure that, upon inspection, the FDA or any comparable foreign regulatory authority will determine that any of our clinical trials comply with CGCP. In addition, our clinical trials must be conducted with product produced under current Good Manufacturing Practices, or CGMP, regulations and will require a large number of test subjects. Our failure or the failure of our contract research organizations to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

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

If our contract research organizations do not successfully carry out their duties or if we lose our relationships with contract research organizations, our drug development efforts could be delayed or terminated.

If we lose our relationship with any one or more of these parties, we could experience a significant delay in both identifying another comparable provider and then contracting for its services. We may be unable to retain an alternative provider on reasonable terms, if at all. Even if we locate an alternative provider, it is likely that this provider may need additional time to respond to our needs and may not provide the same type or level of service as the original provider. In addition, any provider that we retain will be subject to current Good Laboratory Practice and Good Clinical Practice, other regulatory standards, and similar foreign standards, and we do not have control over compliance with these regulations by these providers. Consequently, if these practices and standards are not adhered to by these providers, the development and commercialization of our product candidates could be delayed, and have a material adverse effect on our business.

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
25

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

We have not entered into long-term agreements with our current third-party manufacturers or with any alternate suppliers. Although we intend to do so prior to any commercial launch of a product that is approved by the FDA or any comparable foreign regulatory authorities in order to ensure that we maintain adequate supplies of commercial drug product, we may be unable to enter into such agreements or do so on commercially reasonable terms, which could delay a product launch or subject our commercialization efforts to significant supply risk. In addition, reliance on third-party manufacturers entails risks to which we would not be subject to if we manufactured the product candidates ourselves, including:

•	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;
26

•	reduced control as a result of using third-party manufacturers for all aspects of manufacturing activities;
•	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us; and
•	disruptions to the operations of manufacturers or suppliers of products and services that are vital to our clinical program caused by conditions unrelated to our business or operations, including regulatory enforcement actions, and bankruptcy of the manufacturer or supplier.

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

We compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Our drug candidates will have to compete with existing therapies and therapies under development by our competitors. In addition, our commercial opportunities may be reduced or eliminated if our competitors develop and market products that are less expensive, more effective or safer than our drug products. Other companies have drug candidates in various stages of preclinical or clinical development to treat diseases for which we are also seeking to develop drug products. Some of these potential competing drugs are further advanced in development than our drug candidates and may be commercialized earlier. Even if we are successful in developing effective drugs, our products may not compete successfully with products produced by our competitors. Most of our competitors, either alone or together with their collaborative partners, operate larger research and development programs, have larger staffing and facilities, and have substantially greater financial resources than we do, as well as significantly greater experience in:

•	developing drugs;
•	undertaking preclinical testing and human clinical trials;
•	obtaining FDA and other regulatory approvals, including foreign regulatory approvals, of drugs;
•	formulating and manufacturing drugs; and
•	launching, marketing and selling drugs.
27

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

On June 23, 2016, the U.K. affirmatively voted for a non-binding referendum in favor of the exit of the U.K. from the European Union (commonly referred to as the “Brexit”) and it has been approved by vote of the British legislature. Negotiations have commenced to determine the future terms of the U.K.’s relationship with the European Union, including the terms of trade between the U.K. and the European Union. The effects of Brexit will depend on any agreements the U.K. makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which European Union laws to replace or replicate.

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

The process of obtaining FDA and other required regulatory approvals, including foreign regulatory approvals and clearances, will require us to expend substantial time and capital. Despite the time and expense expended, regulatory approval is never guaranteed. The number of preclinical and clinical trials that will be required for FDA approval, or any comparable foreign regulatory authority’s approval, varies depending on the drug candidate, the disease or condition for which the drug candidate is in development, and the requirements applicable to that particular drug candidate. The FDA or other foreign health authority can delay, limit or deny approval of a drug candidate for many reasons, including that:

•	a drug candidate may not be shown to be safe or effective;
•	the FDA or any comparable foreign regulatory authority may not approve our manufacturing process;
•	the FDA or any comparable foreign regulatory authority may interpret data from preclinical and clinical trials in different ways than we do; and
•	the FDA may not meet, or may extend, the Prescription Drug User Fee Act date with respect to a particular NDA.

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
30

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

Healthcare costs have risen significantly over the past decade. There have been and continue to be proposals by legislators, regulators and third-party payors to keep these costs down. Certain proposals, if passed, would impose limitations on the prices we will be able to charge for the products that we are developing, or the amounts of reimbursement available for these products from governmental agencies or third-party payors. These limitations could in turn reduce the amount of investment into development, and the amount of revenues that we will be able to generate in the future from sales of our products and licenses of our technology.

In March 2010, the U.S. Congress enacted healthcare reform legislation that may significantly impact the pharmaceutical industry. In addition to requiring most individuals to have health insurance and establishing new regulations on health plans, this legislation will require discounts under the Medicare drug benefit program and increased rebates on drugs covered by Medicaid. In addition, the legislation imposes an annual fee, which will increase annually, on sales by branded pharmaceutical manufacturers starting in 2011. The financial impact of these discounts, increased rebates and fees and the other provisions of the legislation on our business is unclear and there can be no assurance that our business will not be materially adversely affected. In addition, these and other ongoing initiatives in the United States have increased and will continue to increase pressure on drug pricing. While at the present time, the future of the 2010 legislation is uncertain, the announcement or adoption of any government initiatives could have an adverse effect on potential revenues from any product that we may successfully develop.

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

Factors that may cause the market price and volume of our common stock to decrease include:

•	adverse results, termination, reduction, changes or delays in our clinical trials;
•	fluctuations in our results of operations, timing and announcements of our bio-technological innovations or new products or those of our competitors;
•	developments concerning any strategic alliances or acquisitions we are in discussion regarding or we may enter into;
•	announcements of FDA non-approval of our drug products, or delays in the FDA or other foreign regulatory review process or actions;
•	adverse actions taken by regulatory agencies with respect to our drug products, clinical trials, manufacturing processes or sales and marketing activities;
•	any lawsuit involving us or our drug products;
•	developments with respect to our patents and proprietary rights;
•	announcements of technological innovations or new products by our competitors;
•	public concern as to the safety of products developed by us or others;
•	regulatory developments in the United States and in foreign countries;
•	our shares of common stock trading in five- rather than one-cent increments under the SEC’s Tick Size Pilot program;
•	changes in stock market analyst recommendations regarding our common stock or lack of analyst coverage;
•	the pharmaceutical industry conditions generally and general market conditions;
•	failure of our results of operations to meet the expectations of stock market analysts and investors;
•	sales of our common stock by our executive officers, directors and five percent stockholders or sales of substantial amounts of our common stock;
•	changes in accounting principles; and
•	loss of any of our key scientific or management personnel.

The market for our common stock is illiquid. Our stockholders may not be able to resell their shares at or above the purchase price paid by such stockholders, or at all.

Our common stock is quoted on the NASDAQ Capital Market. The market for our securities is illiquid. This illiquidity may be caused by a variety of factors including:

•	lower trading volume; and
•	market conditions.
36

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

We are at risk of securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and the value of our common stock.

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

Conducting the clinical and preclinical studies of each of our products will require significant cash expenditures and we do not have the funds necessary to complete the clinical trials for Squalamine and our sustained release ophthalmological platform or any other products. Our products may never be approved for commercial distribution by any country. Because our research and development expenses and clinical and preclinical study expenses will be charged against earnings for financial reporting purposes, we expect that losses from operations will continue to be incurred for the near future. If we do not raise enough money to complete the study of Squalamine, it could significantly hurt our business and the value of our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit	Number
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2017

OHR PHARMACEUTICAL, INC.
(Registrant)

By:	/s/ Dr. Jason S. Slakter
Dr. Jason Slakter
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Sam Backenroth
Sam Backenroth Chief Financial Officer (Principal Financial and Chief Accounting Officer)

