Form 10-Q
period 2017-03-31
Ohr Pharmaceutical Inc
filed 2017-05-11
CIK 1173281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 56,211,428 shares of Common Stock outstanding as of May 9, 2017.

OHR PHARMACEUTICAL, INC.

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

OHR PHARMACEUTICAL, INC.

Consolidated Balance Sheets
(Unaudited)

	March 31,	September 30,
	2017	2016
ASSETS
CURRENT ASSETS
Cash	$9,521,236	$12,546,890
Prepaid expenses and other current assets	570,214	738,118

Total Current Assets	10,091,450	13,285,008

EQUIPMENT, net	172,404	198,631

OTHER ASSETS
Security deposit	12,243	12,243
Intangible assets, net	14,648,969	15,208,219
Goodwill	740,912	740,912

TOTAL ASSETS	$25,665,978	$29,445,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,780,781	$4,394,068
Notes payable	261,326	87,798

Total Current Liabilities	7,042,107	4,481,866

TOTAL LIABILITIES	7,042,107	4,481,866

STOCKHOLDERS’ EQUITY
Preferred stock, Series B; 6,000,000 shares authorized, $0.0001 par value, 0 shares issued and outstanding, respectively	—	—
Common stock; 180,000,000 shares authorized, $0.0001 par value, 35,961,396 and 32,076,396 shares issued and outstanding, respectively	3,596	3,207
Additional paid-in capital	117,563,612	109,237,551
Accumulated deficit	(98,943,337)	(84,277,611)

Total Stockholders’ Equity	18,623,871	24,963,147

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,665,978	$29,445,013

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OHR PHARMACEUTICAL, INC.

Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2017	2016	2017	2016

OPERATING EXPENSES

General and administrative	$1,404,061	$2,966,363	$3,150,417	$4,184,492

Research and development	5,993,928	4,043,859	10,925,072	6,120,139

Depreciation and amortization	291,875	296,077	590,310	593,816

Gain on settlement of accounts payable	—	(710,264)	—	(710,264)

OPERATING LOSS	7,689,864	6,596,035	14,665,799	10,188,183

OTHER INCOME (EXPENSE)
Change in fair value of contingent consideration	—	1,305,623	—	(1,251,926)
Other income	—	—	—	3,419
Interest income (expense), net	(208)	5,553	73	6,369

Total Other Income (Expense)	(208)	1,311,176	73	(1,242,138)

LOSS FROM OPERATIONS BEFORE
INCOME TAXES	(7,690,072)	(5,284,859)	(14,665,726)	(11,430,321)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(7,690,072)	$(5,284,859)	$(14,665,726)	$(11,430,321)

BASIC AND DILUTED LOSS PER SHARE (in dollars per share)	$(0.21)	$(0.17)	$(0.43)	$(0.37)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	36,738,396	31,344,424	34,381,781	30,906,114

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OHR PHARMACEUTICAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(14,665,726)	$(11,430,321)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	633,697	715,952
Stock option expense	846,270	1,724,375
Change in fair value of contingent consideration	—	1,251,926
Depreciation	31,060	31,494
Amortization of intangible assets	559,250	562,322
Gain on Settlement of accounts payable	—	(710,264)
Changes in operating assets and liabilities
Prepaid expenses and deposits	310,429	98,009
Accounts payable and accrued expenses	2,386,713	987,180

Net Cash Used in Operating Activities	(9,898,307)	(6,769,327)

INVESTING ACTIVITIES
Purchase of property and equipment	(4,833)	(12,103)
Net Cash Used in Investing Activities	(4,833)	(12,103)

FINANCING ACTIVITIES
Proceeds for issuance of common stock for cash	6,846,483	—
Proceeds from warrants exercised for cash	118,801	13,540
Repayments of short-term notes payable	(87,798)	(48,063)

Net Cash Provided by/ (Used in) Financing Activities	6,877,486	(34,523)

NET CHANGE IN CASH	(3,025,654)	(6,815,953)
CASH AT BEGINNING OF PERIOD	12,546,890	28,697,323

CASH AT END OF PERIOD	$9,521,236	$21,881,370

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$798	$—
Income Taxes	—	—

NON CASH FINANCING ACTIVITIES:
Settlement of contingent consideration	$—	$2,061,136
Financing of insurance premiums through issuance of short term notes	261, 326	215,810

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OHR PHARMACEUTICAL, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2017

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Ohr Pharmaceutical, Inc. and its subsidiaries (the “Company”). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X related to interim period financial statements. Accordingly, these consolidated financial statements do not include certain information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2017, and for all periods presented herein, have been made.

It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016. The results of operations for the quarterly periods ended March 31, 2017 and 2016 are not necessarily indicative of the operating results for the full years.

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

There are no assets and liabilities that are measured and recognized at fair value as of March 31, 2017 and September 30, 2016, on a recurring basis.

Recent Accounting Pronouncements

The Company has implemented all new relevant accounting pronouncements that are in effect through the date of these financial statements. The pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or results of operations.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets at March 31, 2017 and September 30, 2016:

	March 31,	September 30,
	2017	2016
License Rights	$17,712,991	$17,712,991
Patent Costs	200,000	200,000
	17,912,991	17,912,991
Accumulated Amortization	(3,264,022)	(2,704,772)
Total Intangible Assets	$14,648,969	$15,208,219

During the three month and six month periods ended March 31, 2017 the Company recognized $276,551, and $559,250, respectively, in amortization expense on the patents and license rights. The amortization expense has been included in research and development expense.

NOTE 4 – NOTES PAYABLE

On February 28, 2016, the Company entered into a premium financing arrangement for its directors and officers insurance policy in the amount of $215,810. The financing arrangement bears interest at a rate of 7% per annum. The Company had repaid the loan in full during the six month period ended March 31, 2016 and had paid total interest of $6,984.

On February 28, 2017, the Company entered into a premium financing arrangement for its directors and officers insurance policy in the amount of $261,326. The financing arrangement bears interest at a rate of 7.5% per annum. As of March 31, 2017, the Company had repaid $0 of the loan and had recorded interest of $1,504.

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

The Series A Warrants have an exercise price of $2.75 per share and the Series B Warrant has an exercise price of $3.00 per share. The Series A Warrants are immediately exercisable and will expire on the five year anniversary of the date of issuance. The Series B Warrants are immediately exercisable and will expire on the six month anniversary of the date of issuance.

Common Stock Warrants

Below is a table summarizing the warrants issued and outstanding as of March 31, 2016 (“Price” reflects the weighted average exercise price per share):

	Warrants	Price
Outstanding at September 30, 2016	614,923	$5.08
Granted	—	—
Investor warrants	5,827,501	2.92
Stock-based compensation warrants	—	—
Exercised	—	—
Investor warrants	—	—
Stock-based compensation warrants	—	—
Forfeited or expired
Investor warrants	(37,220)	1.95
Stock-based compensation warrants	(201,042)	7.92
Outstanding at March 31, 2017	6,204,162	$2.97
Exercisable at March 31, 2017	6,204,162	$2.97

During the six month period ended March 31, 2017, the Company received the proceeds related to warrants exercised in July 2016 amounting to $118,801.

Stock Based Compensation

The Company’s Consolidated 2016 Stock Plan (“the Plan”) provides for granting stock options and restricted stock awards to employees, directors and consultants of the Company.

Warrants. During the three and six month periods ended March 31, 2017, the Company did not recognize any expense related to warrants granted as stock based compensation. As of March 31, 2017, there was no unamortized expense, and the warrants had no intrinsic value. Refer to the Common Stock Warrants table within this note for information regarding all outstanding warrants.

Options. During the three and six month periods ended March 31, 2017, the Company recognized $279,697 and $846,270 of expense related to options granted. Unamortized option expense as of March 31, 2017 for all options outstanding amounted to $1,270,532. The Company expects to recognize this compensation cost over a weighted-average period of .39 years.

Below is a table summarizing the Company’s activity for the six month period ended March 31, 2017 (“Price” reflects the weighted average exercise price per share):

	Options	Price
Outstanding at September 30, 2016	2,857,468	$6.66
Granted	—	—
Exercised	—	—
Forfeited or expired	(910,637)	6.21
Outstanding at March 31, 2017	1,946,831	$6.81
Exercisable at March 31, 2017	1,558,577	$6.78

As of March 31, 2017, the outstanding options have no intrinsic value.

Restricted Stock. During the three and six month periods ended March 31, 2017, the Company recognized $193,645 and $633,697 of expense related to restricted stock awards. As of March 31, 2017, there was $495,736 of unamortized expense. The Company expects to recognize this compensation cost over a weighted-average period of .78 years.

Below is a table summarizing the Company’s activity for the six months ended March 31, 2017:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2016	600,358	4.80
Granted	—	—
Vested	(285,179)	4.81
Forfeited	—	—
Nonvested at March 31, 2017	315,179	4.79

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s results of operations, prospects, cash flows, financial position and brand. To the best knowledge of the Company’s management, at March 31, 2017, there are no legal proceedings which the Company believes will have a material adverse effect on its business, results of operations, cash flows or financial condition.

NOTE 7 – RELATED PARTY TRANSACTION

Our Contract Research Organization (“CRO”) running our clinical trial has contracted with Jason S. Slakter, M.D., P.C., d/b/a Digital Angiography Reading Center (“DARC”), a well-known digital reading center, which is owned by Dr. Jason Slakter, Ohr’s CEO, pursuant to our related party transactions policy, with the review and approval of the Audit Committee, to provide digital reading and imaging services in connection with the clinical study. During the six months ended March 31, 2017, and 2016, the Company’s CRO was invoiced $285,770 and $0, from DARC.

NOTE 8 – SUBSEQUENT EVENTS

On April 5, 2017, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with various purchasers set forth on the signatures pages thereto (the “Purchasers”). Pursuant to the Securities Purchase Agreement, the Company agreed to issue and sell to the Purchasers in a registered offering an aggregate of 20,250,032 shares of its common stock, together with warrants (“Warrants”) exercisable for up to an aggregate of 14,175,059 shares of its common stock. The Warrants have an exercise price of $1.00 per share, will be immediately exercisable and expire on the five year anniversary of the date of issuance. Following the one year anniversary of the date the Warrants are issued, the holders of the Warrants may exercise the Warrants through a cashless exercise, in whole or in part. The public offering closed on April 10, 2017 and the Company received net proceeds of approximately $12.7 million, after deducting placement agent fees and offering expenses payable by the Company, but excluding the proceeds, if any, from the exercise of the Warrants issued in the offering.

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

Company Overview

We are a clinical stage pharmaceutical company developing novel therapies for ophthalmic diseases. Our lead clinical asset, topical Squalamine (also known as squalamine lactate ophthalmic solution, 0.2%, or OHR-102), is a novel therapeutic product which could provide a non-invasive therapy to improve vision outcomes beyond that achieved with current standard of care. We are evaluating Squalamine in combination with Lucentis® injections for the treatment of wet-AMD. This is based on the data from a Phase 2 clinical trial in wet-AMD where a positive and clinically meaningful vision benefit was seen with Squalamine combination therapy in classic containing choroidal neovascularization (classic CNV) as well as those with occult neovascularization (occult CNV) less than 10mm2. We also have a sustained release platform technology we acquired in May 2014. We continue to explore applications of our sustained release technology and potential avenues to monetize it.

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

Status of Squalamine Program in Wet-AMD

The results of the Phase 2 clinical trial supported conducting additional clinical trials for Squalamine with enrollment criteria for a targeted population, based on the complete analysis of the Phase 2 clinical trial. We reached an agreement on a SPA with the FDA on the design of a Phase 3 trial in March 2016, initiated the clinical program and began enrolling this optimized patient population in April 2016. In February 2017, the Company announced the pause of new enrollment in its ongoing clinical trial evaluating Squalamine for the treatment of wet-AMD. More than 200 patients have been enrolled and the study remains double masked and no interim or futility analyses have been or will be conducted. The data safety monitoring board has confirmed that there are no safety concerns and recommended the study continue as planned.

In April 2017, the Company amended the ongoing clinical trial, to enable efficacy analyses by the end of calendar year 2017 or early 2018. The study remains a multi-center, randomized, double masked, placebo controlled clinical trial. Subjects enrolled in the study continue to receive their assigned study treatment of monthly Lucentis® and either Squalamine or placebo twice daily, and undergo scheduled visits and assessments through nine months. The primary endpoint will be an assessment of visual acuity at nine months.

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

In February 2017, the Company took actions to suspend activities at its lab facility in San Diego, CA where research regarding the SKS sustained release technology had been conducted. The Company continues to explore applications of its sustained release technology and potential avenues to monetize it.

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

There are various other companies with drugs in Phase 1, 2, and 3 trials for the treatment of wet-AMD. We cannot assure that none of them will get to market before us or that Squalamine will be a better treatment. Programs currently in Phase 2 or Phase 3 trials include, but are not limited to:

●	Fovista®, a PDGF targeting aptamer being developed by Ophthotech in partnership with Novartis and Roche;

●	Abicipar Pegol, a VEGF targeting DARPin molecule being developed by Allergan;

●	RTH258, an anti-VEGF agent being developed by Novartis;

●	X-82, an oral tyrosine kinase inhibitor being developed by Tyrogenex;

●	ALG-1001, an integrin targeting peptide being developed by Allegro Ophthalmics;

●	REG-910, an anti-Ang2 agent to be used with Eylea® being developed by Regeneron;

●	RG7716, a bispecific antibody to both VEGF-A and Ang2 being developed by Roche;

●	OPT-302, an inhibitor of VEGF-C and VEGF-D being developed by Opthea; and

●	PAN-90806, a selective inhibitor of VEGF being developed by Panoptica Inc.

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

Competitive Landscape in Sustained Release Drug Delivery

There are a number of companies developing various forms of sustained release drug delivery platforms for ophthalmic applications. These include, but are not limited to:

●	GreyBug with a biodegradable polymer microsphere/nanoparticle matrix system;

●	Envisia Therapeutics with the PRINT® technology system for microparticle and nanoparticle formulations;

●	Kala Pharmaceuticals with a mucus-penetrating particle (MPP) technology; and

●	Ocular Therapeutix with a proprietary hydrogel technology.

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

Net working capital reserves decreased from the beginning of the first quarter of the Company’s 2017 fiscal year to the end of the second quarter by $5,753,799 (to $3,049,343 from $8,803,142) primarily due to continued clinical trial and development costs without offsetting revenues. We expect our cash burn to potentially increase in the third fiscal quarter and stabilize or decrease in the fourth fiscal quarter as our ongoing clinical study moves towards completion. The Company does not have a bank line of credit or other fixed source of capital reserves. When it will need additional capital in the future, the Company will be primarily reliant upon private or public placement of its equity or debt securities, or a transaction with a pharmaceutical partner, but presently there can be no assurance that the Company will be successful in such efforts. In April 2017, the Company closed a public offering for net proceeds of approximately $12.7 million, and management believes the Company has sufficient capital to meet its planned operating needs into March 2018.

Results of Operations

Three Months Ended March 31, 2017

Results of operations for the three months ended March 31, 2017 (“2017”) reflect the following changes from the three months ended March 31, 2016 (“2016”) .

	2017	2016	Change
General and administrative	$1,404,061	$2,966,363	$(1,562,302)
Research and development	5,993,928	4,043,859	1,950,069
Depreciation and amortization	291,875	296,077	(4,202)
Gain on Settlement of accounts payable	—	(710,264)	710,264
Total Operating Expenses	7,689,864	6,596,035	1,093,829

Operating Loss	(7,689,864)	(6,596,035)	(1,093,829)

Change in fair value of contingent consideration	—	1,305,623	(1,305,623)
Other income (expense)	(208)	5,553	(5,761)
Net Loss	$(7,690,072)	$(5,284,859)	$(2,405,213)

The Company had no net revenues from operations in 2016 or 2017. Accordingly, the Company had no cost of revenue from operations in 2016 or 2017.

General and administrative expenses from operations decreased by $1,562,302 when comparing 2017 to 2016. The decrease is a result of stock option amortization and no annual bonuses being awarded in 2017.

The Company incurred $5,993,928 in research and development expenses in 2017 compared to $4,043,859 in 2016. The increase is a result of the ongoing squalamine clinical trial in wet-AMD.

Depreciation and amortization expense remained relatively stable with $296,077 in 2016 and $291,875 in 2017.

For the three months ended March 31, 2017, the Company recognized a net loss of $7,690,072 compared to a net loss of $5,284,859 for the same period in 2016. Until the Company is able to generate revenues, management expects to continue to incur net losses.

Six Months Ended March 31, 2017

Results of operations for the six months ended March 31, 2017 (“2017”) reflect the following changes from the six months ended March 31, 2016 (“2016”).

	2017	2016	Change
General and administrative	$3,150,417	$4,184,492	$(1,034,075)
Research and development	10,925,072	6,120,139	4,804,933
Depreciation and amortization	590,310	593,816	(3,506)
Gain on Settlement of accounts payable	—	(710,264)	710,264
Total Operating Expenses	14,665,799	10,188,183	4,477,616

Operating Loss	(14,665,799)	(10,188,183)	(4,477,616)

Change in fair value of contingent consideration	—	(1,251,926)	1,251,926
Other income (expense)	73	9,788	(9,715)
Net Loss	$(14,665,726)	$(11,430,321)	$(3,235,405)

The Company had no net revenues from operations in 2016 or 2017. Accordingly, the Company had no cost of revenue from operations in 2016 or 2017.

General and administrative expenses from operations decreased by $1,034,075 when comparing 2017 to 2016. The decrease is a result of stock option amortization and no annual bonuses being awarded in 2017.

The Company incurred $10,925,072 in research and development expenses in 2017 compared to $6,120,139 in 2016. The increase is a result of the ongoing squalamine clinical trials in wet-AMD and costs from the development of our sustained release platform technology.

Depreciation and amortization expense remained relatively stable with $593,816 in 2016 and $590,310 in 2017.

For the six months ended March 31, 2017, the Company recognized a net loss of $14,665,726 compared to a net loss of $11,430,321 for the same period in 2016. Until the Company is able to generate revenues, management expects to continue to incur net losses.

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

We have experienced significant net losses since our inception. As of March 31,2017, we had an accumulated deficit of approximately $98.9 million. We expect to incur net losses over the next several years. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We do not expect to receive, for at least the next several years, any revenues from the commercialization of our product candidates.

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

We will need substantial additional capital to further our drug and delivery platform development programs. Specifically, we will require significant additional funds to complete our clinical development program. In our capital-raising efforts, we may seek to sell additional equity or debt securities, or seek a strategic commercial partner or do a combination. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. However, we may not be able to raise additional funds on acceptable terms, or at all. If we raise capital through a strategic commercial partner, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to secure sufficient capital to fund our research and development activities, we may have to delay, reduce or cease operations.

As of March 31, 2017, we had cash and cash equivalents of $9.5 million. With the additional $12.7 million raised in our public offering in April 2017, we believe that our cash and cash equivalents should be sufficient to fund our operating expenses into March 2018. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. At this time, we cannot reasonably estimate the remaining costs necessary to complete development of any product candidate.

We are highly dependent upon our ability to raise additional capital. Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

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

Even if we succeed in securing a partner, the partner collaborators may fail to develop or effectively commercialize products using our product candidates or technologies. A partnership involving our product candidates pose a number of risks, including the following:

●	partners may not have sufficient resources or decide not to devote the necessary resources due to internal constraints such as budget limitations, lack of human resources, or a change in strategic focus;

●	collaborators may believe our intellectual property or the product candidate infringes on the intellectual property rights of others;

●	partners may dispute their responsibility to conduct development and commercialization activities pursuant to the applicable collaboration, including the payment of related costs or the division of any revenues;

●	partners may decide to pursue a competitive product developed outside of the partnership arrangement;

●	partners may not be able to obtain, or believe they cannot obtain, the necessary regulatory approvals;

●	partners may delay the development or commercialization of our product candidates in favor of developing or commercializing another party’s product candidate; or

●	partners may decide to terminate or not to renew the collaboration for these or other reasons.

Thus, should the Company be successful in entering into a partnership agreement, the agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. Partnership agreements are generally terminable without cause on short notice. We also face competition in seeking out collaborators. If we are unable to secure new partners that achieve the partner’s objectives and meet our expectations, we may be unable to advance our product candidates and may not generate meaningful revenues.

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

The results of the Phase 2 clinical trial supported conducting additional clinical trials for Squalamine with enrollment criteria for a targeted population, based on the complete analysis of the Phase 2 clinical trial. We reached an agreement on a SPA with the FDA on the design of a Phase 3 trial in March 2016, initiated the clinical program and began enrolling patients in April 2016. In February 2017 we paused enrollment, and in April 2017 we modified the trial to shorten the duration and enable top-line efficacy data readout by the end of calendar year 2017 or early 2018. Our business and future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and successfully commercialize our lead product candidate Squalamine in wet-AMD. Any delay or setback in the development or regulatory approval of any of our product candidates, but particularly Squalamine in wet-AMD, would likely adversely affect our business and cause our stock price to decline. Should the on-going or planned Squalamine clinical development program not be completed or be delayed or be insufficient to support regulatory approval, we may be forced to rely on other product candidates, or to cease operations. We cannot assure you that our on-going or planned clinical development program for Squalamine will be completed in a timely manner, or at all, or that we will be able to obtain approval for Squalamine in wet-AMD from the FDA or any foreign regulatory authority.

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

Results from our Phase 2 clinical trial for Squalamine in wet-AMD may not necessarily be predictive of the results from required later clinical trials. We may not be able to complete our ongoing clinical program for Squalamine in wet-AMD. Similarly, even if we are able to complete clinical trials for Squalamine in wet-AMD according to our current development timeline, the results from our Phase 2 clinical trial for Squalamine in wet-AMD may not be replicated in our future clinical trial results. Many companies in the pharmaceutical and biotechnology industries, including companies developing combination therapies for wet-AMD, have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, pre-clinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported adverse events, aberrant results in the control group in earlier stage clinical trials, and expansion of enrollment eligibility criteria from phase 2 to later studies. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials nonetheless failed to obtain FDA or foreign regulatory approval. If we fail to produce positive results in our clinical trials for Squalamine in wet-AMD, the development timeline and regulatory approval and commercialization prospects for our leading product candidate, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Delays, suspensions and terminations in our clinical trials could result in increased costs to us, delay our ability to generate product revenues and therefore may have a material adverse effect on our business, results of operations and future growth prospects.

The commencement of clinical trials can be delayed for a variety of reasons, including:

●	delays in demonstrating sufficient safety and efficacy to obtain regulatory approval to commence a clinical trial;

●	reaching agreement on acceptable terms with prospective contract research organizations and clinical trial sites;

●	manufacturing sufficient quantities of a product candidate;

●	obtaining clearance from the FDA to commence clinical trials pursuant to an Investigational New Drug application (or IND);

●	obtaining clearance from foreign regulatory authorities to commence clinical trials;

●	financial or strategic considerations;

●	obtaining institutional review board approval to conduct a clinical trial at a prospective clinical trial site; and

●	patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical trial sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial.

Once a clinical trial has begun, it may be delayed, suspended or terminated due to a number of factors, including:

●	inability to raise funding necessary to continue a clinical trial;

●	ongoing discussions with regulatory authorities regarding the scope or design of our clinical trials or requests by them for supplemental information with respect to our clinical trial results;

●	failure to conduct clinical trials in accordance with regulatory requirements;

●	lower than anticipated screening or retention rates of patients in clinical trials;

●	serious adverse events or side effects experienced by participants;

●	financial or strategic considerations; and

●	insufficient supply or deficient quality of product candidates or other materials necessary for the conduct of our clinical trials.

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

We are dependent on contract research organizations, third-party vendors and independent investigators for preclinical testing, and clinical trials related to our drug discovery and development efforts, and we will likely continue to depend on them to assist in our future discovery and development efforts. These parties are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. If they fail to devote sufficient time and resources to our drug development programs or if their performance is substandard, it will delay the development and commercialization of our product candidates. Our CRO running our clinical trial has also contracted with Jason S. Slakter, M.D., P.C., d/b/a Digital Angiography Reading Center (“DARC”), a well-known digital reading center, which is owned by Dr. Jason Slakter, our CEO, pursuant to our related party transactions policy, with the review and approval of the Audit Committee, to provide digital reading and imaging services in connection with our clinical trial. We are advised that DARC has implemented a standard operating procedure (SOP) to firewall interactions between DARC employees and Dr. Slakter. It is possible that in the future the Company may contract directly with DARC for the same or similar services. It is possible that the FDA will investigate and that this related party transaction may impact adversely on its approval of the trials. The parties with which we contract for execution of our clinical trials play a significant role in the conduct of the trials and the subsequent collection and analysis of data. Their failure to achieve their research goals or otherwise meet their obligations on a timely basis could adversely affect clinical development of our product candidates.

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

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on contract research organizations does not relieve us of our regulatory responsibilities. We and our contract research organizations are required to comply with applicable current Good Laboratory Practice (“CGLP”), current Good Manufacturing Practice (“CGMP”), and current Good Clinical Practice (“CGCP”) regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces these CGCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or our contract research organizations fail to comply with applicable CGCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure that, upon inspection, the FDA or any comparable foreign regulatory authority will determine that any of our clinical trials comply with CGCP. In addition, our clinical trials must be conducted with product produced under current CGMP, regulations and will require a large number of test subjects. Our failure or the failure of our contract research organizations to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

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

If we lose our relationship with any one or more of these parties, we could experience a significant delay in both identifying another comparable provider and then contracting for its services. We may be unable to retain an alternative provider on reasonable terms, if at all. Even if we locate an alternative provider, it is likely that this provider may need additional time to respond to our needs and may not provide the same type or level of service as the original provider. In addition, any provider that we retain will be subject to current CGLP and CGCP, other regulatory standards, and similar foreign standards, and we do not have control over compliance with these regulations by these providers. Consequently, if these practices and standards are not adhered to by these providers, the development and commercialization of our product candidates could be delayed, and have a material adverse effect on our business.

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

We have not entered into long-term agreements with our current third-party manufacturers or with any alternate suppliers. Although we intend to do so prior to any commercial launch of a product that is approved by the FDA or any comparable foreign regulatory authorities in order to ensure that we maintain adequate supplies of commercial drug product, we may be unable to enter into such agreements or do so on commercially reasonable terms, which could delay a product launch or subject our commercialization efforts to significant supply risk. In addition, reliance on third-party manufacturers entails risks to which we would not be subject to if we manufactured the product candidates ourselves, including:

●	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;

●	reduced control as a result of using third-party manufacturers for all aspects of manufacturing activities;

●	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us; and

●	disruptions to the operations of manufacturers or suppliers of products and services that are vital to our clinical program caused by conditions unrelated to our business or operations, including regulatory enforcement actions, and bankruptcy of the manufacturer or supplier.

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

The research, testing, manufacturing and marketing of drug products such as those that we are developing are subject to extensive regulation by federal, state and local government authorities, including the FDA or any comparable foreign regulatory authority. To obtain regulatory approval of a product, we must demonstrate to the satisfaction of the applicable regulatory agency that, among other things, the product is safe and effective for its intended use. In addition, we must show that the manufacturing facilities used to produce the products are in compliance with current Good Manufacturing Practices regulations.

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

Factors that may cause the market price and volume of our common stock to decrease include:

●	adverse results, termination, reduction, changes or delays in our or our competitors clinical trials;

●	fluctuations in our results of operations, timing and announcements of our bio-technological innovations or new products or those of our competitors;

●	developments concerning any strategic alliances or acquisitions we are in discussion regarding or we may enter into;

●	announcements of FDA non-approval of our drug products, or delays in the FDA or other foreign regulatory review process or actions;

●	adverse actions taken by regulatory agencies with respect to our drug products, clinical trials, manufacturing processes or sales and marketing activities;

●	any lawsuit involving us or our drug products;

●	developments with respect to our patents and proprietary rights;

●	announcements of technological innovations or new products by our competitors;

●	public concern as to the safety of products developed by us or others;

●	regulatory developments in the United States and in foreign countries;

●	our shares of common stock trading in five- rather than one-cent increments under the SEC’s Tick Size Pilot program;

●	changes in stock market analyst recommendations regarding our common stock or lack of analyst coverage;

●	the pharmaceutical industry conditions generally and general market conditions;

●	failure of our results of operations to meet the expectations of stock market analysts and investors;

●	sales of our common stock by our executive officers, directors and five percent stockholders or sales of substantial amounts of our common stock;

●	changes in accounting principles; and

●	loss of any of our key scientific or management personnel.

If we fail to meet the continued listing standards of Nasdaq, our common stock may be delisted, which may adversely affect the market price and liquidity of our common stock.

Our common stock is currently traded on the Nasdaq Capital Market. Nasdaq has requirements we must meet in order to remain listed on the Nasdaq, including that we maintain a minimum closing bid price of $1.00 per share of our common stock. On April 6, 2017, we received a notification letter from Nasdaq indicating that the bid price of our common stock for the last 30 consecutive business days had closed below the minimum $1.00 per share required for continued listing under Nasdaq Listing Rule 5550(a). We have been provided a period of 180 calendar days, or until October 3, 2017, to regain compliance. The letter states that the Nasdaq staff will provide written notification that we have regained compliance if at any time before October 3, 2017, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. If the Company is unable to regain compliance with the continued listing standards of Nasdaq, our common stock may be delisted from Nasdaq. There can be no assurance that we will be able to maintain compliance with the requirements for listing our common stock on the Nasdaq. The failure to maintain our listing on the Nasdaq could have an adverse effect on the market price and liquidity of our shares of common stock.

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

We will not be able to sell Squalamine and our sustained release ophthalmological platform products or our other products in the United States or other territories unless we submit, and the FDA or foreign regulatory authority approves, an application for approval for each such product. We must conduct clinical trials of each of our products in humans before we submit such application. We currently do not have sufficient capital to complete the necessary trials to complete the development of Squalamine and our sustained release ophthalmological platform or any of our other therapeutic drug products.

It is possible that the results of clinical and preclinical studies of Squalamine and our sustained release ophthalmological platform products or our other products will not prove that they are safe and effective. It is also possible that the FDA or foreign regulatory authority will not approve the sale of any of our products if we submit an application for such product. Even if the data show that any of our products are safe and effective, obtaining approval of the application could take years and require financing of amounts not presently available to us.

Conducting the clinical and preclinical studies of each of our products will require significant cash expenditures and we do not have the funds necessary to complete the clinical program for Squalamine and our sustained release ophthalmological platform products or any other products. Our products may never be approved for commercial distribution by any country. Because our research and development expenses and clinical and preclinical study expenses will be charged against earnings for financial reporting purposes, we expect that losses from operations will continue to be incurred for the near future. If we do not raise enough money to complete the Squalamine development program, it could significantly hurt our business and the value of our common stock.

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

Date: May 11, 2017

OHR PHARMACEUTICAL, INC.

(Registrant)

By:	/s/ Dr. Jason S. Slakter

Dr. Jason Slakter
Chief Executive Officer

(Principal Executive Officer)

By:	/s/ Sam Backenroth

Sam Backenroth
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)