Form 10-Q
period 2017-06-30
Ohr Pharmaceutical Inc
filed 2017-08-08
CIK 1173281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 56,211,428 shares of Common Stock outstanding as of August 7, 2017.

OHR PHARMACEUTICAL, INC.

2

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

OHR PHARMACEUTICAL, INC.

Consolidated Balance Sheets
(Unaudited)

	June 30, 2017	September 30, 2016
ASSETS
CURRENT ASSETS
Cash	$18,079,406	$12,546,890
Prepaid expenses and other current assets	436,607	738,118

Total Current Assets	18,516,013	13,285,008

EQUIPMENT, net	79,806	198,631

OTHER ASSETS
Security deposit	12,243	12,243
Intangible assets, net	14,369,747	15,208,219
Goodwill	740,912	740,912

TOTAL ASSETS	$33,718,721	$29,445,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,435,997	$4,394,068
Notes payable	158,645	87,798

Total Current Liabilities	5,594,642	4,481,866

Long-term liability	150,000	—

TOTAL LIABILITIES	5,744,642	4,481,866

STOCKHOLDERS’ EQUITY
Preferred stock, Series B; 6,000,000 shares authorized, $0.0001 par value, 0 shares issued and outstanding, respectively	—	—
Common stock; 180,000,000 shares authorized, $0.0001 par value, 56,211,428 and 32,076,396 shares issued and outstanding, respectively	5,621	3,207
Additional paid-in capital	130,812,624	109,237,551
Accumulated deficit	(102,844,166)	(84,277,611)

Total Stockholders’ Equity	27,974,079	24,963,147
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$33,718,721	$29,445,013

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OHR PHARMACEUTICAL, INC.

Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
OPERATING EXPENSES

General and administrative	$1,404,287	$1,664,882	$4,554,704	$5,849,374

Research and development	2,233,388	5,637,602	13,158,460	11,757,741

Depreciation and amortization	288,976	296,143	879,286	889,959

Gain on Settlement of Accounts Payable	(70,757)	—	(70,757)	(710,264)

OPERATING LOSS	3,855,894	7,598,627	18,521,693	17,786,810

OTHER INCOME (EXPENSE)
Change in fair value of contingent consideration	—	(104,844)	—	(1,356,770)
Other income	5,441		5,441	3,419
Interest income (expense), net	(50,376)	3,730	(50,303)	10,099

Total Other Income (Expense)	(44,935)	(101,114)	(44,862)	(1,343,252)

LOSS FROM OPERATIONS BEFORE
INCOME TAXES	(3,900,829)	(7,699,741)	(18,566,555)	(19,130,062)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(3,900,829)	$(7,699,741)	$(18,566,555)	$(19,130,062)

BASIC AND DILUTED LOSS PER SHARE (in dollars per share)	$(0.07)	$(0.24)	$(0.45)	$(0.61)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
BASIC AND DILUTED	53,986,150	31,501,540	40,916,570	31,126,656

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OHR PHARMACEUTICAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	June 30,
	2017	2016
OPERATING ACTIVITIES
Net Loss	$(18,566,555)	$(19,130,062)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	783,842	1,237,064
Stock option expense	1,256,644	2,335,197
Change in fair value of contingent consideration	—	1,356,770
Depreciation	40,814	48,012
Amortization of intangible assets	838,472	841,947
Gain on settlement of accounts payable	(70,757)	(710,264)
Gain on sale of property and equipment	(5,441)	—
Changes in operating assets and liabilities
Prepaid expenses and deposits	444,036	322,544
Accounts payable and accrued expenses	1,262,686	2,745,372

Net Cash Used in Operating Activities	(14,016,259)	(10,953,420)

INVESTING ACTIVITIES
Purchase of property and equipment	(4,833)	(13,306)
Sale of property and equipment	88,285	—

Net Cash Provided by/ (Used in) Investing Activities	83,452	(13,306)

FINANCING ACTIVITIES
Proceeds from issuance of common stock for cash, net	19,537,001	—
Proceeds from warrants exercised for cash	118,801	26,041
Repayments of short-term notes payable	(190,479)	(132,918)

Net Cash Provided by/ (Used in) Financing Activities	19,465,323	(106,877)

NET CHANGE IN CASH	5,532,516	(11,073,603)
CASH AT BEGINNING OF PERIOD	12,546,890	28,697,323

CASH AT END OF PERIOD	$18,079,406	$17,623,720

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$5,107	$4,262
Income Taxes	—	—

NON CASH FINANCING ACTIVITIES:
Settlement of contingent consideration	$—	$2,061,136
Financing of insurance premiums through issuance of short term notes	261,326	215,810

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OHR PHARMACEUTICAL, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2017

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Ohr Pharmaceutical, Inc. and its subsidiaries (the “Company”). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X related to interim period financial statements. Accordingly, these consolidated financial statements do not include certain information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2017, and for all periods presented herein, have been made.

It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016. The results of operations for the quarterly periods ended June 30, 2017 and 2016 are not necessarily indicative of the operating results for the full years.

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

There are no assets and liabilities that are measured and recognized at fair value as of June 30, 2017 and September 30, 2016, on a recurring basis.

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

NOTE 3 – INTANGIBLE ASSETS

Intangible assets at June 30, 2017 and September 30, 2016

	June 30, 2017	September 30, 2016
License Rights	$17,712,991	$17,712,991
Patent Costs	200,000	200,000
	17,912,991	17,912,991
Accumulated Amortization	(3,543,244)	(2,704,772)
Total Intangible Assets	$14,369,747	$15,208,219

During the three and nine month periods ended June 30, 2017, the Company recognized $279,222 and $838,472 respectively, in amortization expense on the patents and license rights. The amortization expense has been included in research and development expense.

NOTE 4 – NOTES PAYABLE

On February 28, 2016, the Company entered into a premium financing arrangement for its directors’ and officers’ insurance policy in the amount of $215,810. The financing arrangement bears interest at a rate of 7% per annum and is payable over a period of 10 months from issuance. The outstanding balance of the note at September 30, 2016 of $87,798 was fully paid during the nine months ended June 30, 2017.

On February 28, 2017, the Company entered into a premium financing arrangement for its directors’ and officers’ insurance policy in the amount of $261,326. The financing arrangement bears interest at 7.5% per annum. As of June 30, 2017, the Company had repaid $102,681 of principal and had paid interest of $5,477.

NOTE 5 – EQUITY

Public Offerings

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

The Series A Warrants have an exercise price of $2.75 per share, are immediately exercisable, and will expire on the five year anniversary of the date of issuance. The Series B Warrants were immediately exercisable and expired on the six month anniversary of the date of issuance. No Series B Warrants were exercised.

On April 5, 2017, the Company entered into a securities purchase agreement with various purchasers pursuant to which the Company issued and sold to the purchasers in a registered offering an aggregate of 20,250,032 shares of its common stock, together with warrants (“Warrants”) exercisable for up to an aggregate of 14,175,059 shares of its common stock. The offering closed on April 10, 2017, and the Company received net proceeds of approximately $12.7 million, after deducting placement agent fees and offering expenses payable by the Company.

The Warrants have an exercise price of $1.00 per share. Following the one year anniversary of the date the Warrants are issued, the holders of the Warrants may exercise the Warrants through a cashless exercise, in whole or in part. The Warrants are immediately exercisable and will expire on the five year anniversary of the date of the issuance.

Common Stock Warrants

Below is a table summarizing the warrants issued and outstanding as of June 30, 2017 (“Price” reflects the weighted average exercise price per share):

	Warrants	Price
Outstanding at September 30, 2016	614,923	$5.08
Granted	—	—
Investor warrants	20,002,560	1.56
Stock-based compensation warrants	—	—
Exercised	—	—
Investor warrants	—	—
Stock-based compensation warrants	—	—
Forfeited or expired
Investor warrants	(4,213,331)	3.03
Stock-based compensation warrants	(201,042)	7.92
Outstanding at June 30, 2017	16,203,110	$1.23
Exercisable at June 30, 2017	16,203,110	$1.23

As of June 30, 2017, the warrants have a weighted average remaining term of 4.72 years and have no intrinsic value.

During the nine month period ended June 30, 2017, the Company received the proceeds related to warrants exercised in July 2016 amounting to $118,801.

Stock Based Compensation

The Company’s Consolidated 2016 Stock Plan (“the Plan”) provides for granting stock options and restricted stock awards to employees, directors and consultants of the Company.

Warrants. During the three and nine month periods ended June 30, 2017, the Company did not recognize any expense related to warrants granted as stock based compensation. As of June 30, 2017, there was no unamortized expense, and the warrants had no intrinsic value. Refer to the Common Stock Warrants table within this note for information regarding all outstanding warrants.

Options. During the three and nine month periods ended June 30, 2017, the Company recognized $410,374 and $1,256,644 of expense related to options granted. Unamortized option expense as of June 30, 2017 for all options outstanding amounted to $987,252. The Company expects to recognize this compensation cost over a weighted-average period of 1.36 years.

Below is a table summarizing the Company’s activity for the nine month period ended June 30, 2017 (“Price” reflects the weighted average exercise price per share):

	Options	Price
Outstanding at September 30, 2016	2,857,468	$6.66
Granted	750,000	0.65
Exercised	—	—
Forfeited or expired	(991,634)	6.01
Outstanding at June 30, 2017	2,615,834	$5.18
Exercisable at June 30, 2017	1,795,247	$6.03

As of June 30, 2017, the outstanding options have a weighted average remaining term of 4.73 years and have no intrinsic value.

Restricted Stock. During the three and nine month periods ended June 30, 2017, the Company recognized $150,145 and $783,842 of expense related to restricted stock awards. As of June 30, 2017, there was $335,690 of unamortized expense. The Company expects to recognize this compensation cost over a weighted-average period of .53 years.

Below is a table summarizing the Company’s activity for the nine months ended June 30, 2017:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2016	600,358	4.80
Granted	—	—
Vested	(285,179)	4.81
Forfeited	—	—
Nonvested at June 30, 2017	315,179	4.79

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s results of operations, prospects, cash flows, financial position and brand. To the best knowledge of the Company’s management, at June 30, 2017, there are no legal proceedings which the Company believes will have a material adverse effect on its business, results of operations, cash flows or financial condition.

Severance Pay

As of June 30, 2017, the Company agreed to pay a former director severance pay in the amount of $250,000 over a five year period. The non-current portion of the liability is reported as long-term liability in the consolidated balance sheets.

NOTE 7 – RELATED PARTY TRANSACTION

Our Contract Research Organization (“CRO”) running our clinical trial has contracted with Jason S. Slakter, M.D., P.C., d/b/a Digital Angiography Reading Center (“DARC”), a well-known digital reading center, which is owned by Dr. Jason Slakter, Ohr’s CEO, pursuant to our related party transactions policy, with the review and approval of the Audit Committee, to provide digital reading and imaging services in connection with the clinical study. During the nine months ended June 30, 2017, and 2016, the Company’s CRO was invoiced $379,347 and $0 from DARC.

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

Company Overview

We are a clinical stage pharmaceutical company developing novel therapies for ophthalmic diseases. Our lead clinical asset, topical Squalamine (also known as squalamine lactate ophthalmic solution, 0.2%, or OHR-102), is a novel therapeutic product which could provide a non-invasive therapy to improve vision outcomes beyond that achieved with current standard of care. We are evaluating Squalamine in combination with Lucentis® injections for the treatment of wet-AMD. This is based on the data from a Phase 2 clinical trial in wet-AMD where a positive and clinically meaningful vision benefit was seen with Squalamine combination therapy in classic containing choroidal neovascularization (classic CNV) as well as those subjects with occult neovascularization (occult CNV) less than 10mm2. We also have a sustained release platform technology we acquired in May 2014.

Corporate and Historical Information

We are a Delaware corporation that was organized on August 4, 2009, as successor to BBM Holdings, Inc. (formerly Prime Resource, Inc., which was organized March 29, 2002 as a Utah corporation) pursuant to a reincorporation merger. On August 4, 2009, we reincorporated in Delaware as Ohr Pharmaceutical, Inc.

On May 30, 2014, we completed the ophthalmology assets acquisition (the “SKS Acquisition”) of the privately held SKS Ocular LLC and its affiliate, SKS Ocular 1 LLC (“SKS”). Under the terms of the acquisition agreement, in exchange for substantially all the assets of SKS, Ohr made an upfront payment of $3.5 million in cash and issued 1,194,862 shares of Ohr common stock to SKS. In addition, SKS is eligible to receive up to an aggregate of 1,493,577 additional shares of Ohr common stock in three contingent milestone payments, each milestone resulting in the issuance of 497,859 shares of Ohr common stock. Milestone 1 required Ohr to demonstrate a consistent long-term release of a therapeutic agent above threshold therapeutic levels in the targeted ocular tissues of an animal model. Ohr met this milestone in December 2015. Milestone 2 required the completion of a pharmacodynamic study in an animal model showing clinically relevant efficacy from a drug substance released from SKS microparticles within 24 months of the date of the closing of the SKS Acquisition. Ohr achieved the study results in May 2016, and the Board reviewed and approved Milestone 2 in July 2016. Milestone 3 requires, among other things, the approval of an Investigational New Drug Application (“IND”) within three years of the date of the closing of the SKS Acquisition. We did not achieve Milestone 3.

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

Status of Squalamine Program in Wet-AMD

The results of the Phase 2 clinical trial supported conducting additional clinical trials for Squalamine with enrollment criteria for a targeted population, based on the complete analysis of the Phase 2 clinical trial. We reached an agreement on a SPA with the FDA on the design of a Phase 3 trial in March 2016, initiated the clinical program and began enrolling this optimized patient population in April 2016. In February 2017, the Company announced the pause of new enrollment in its ongoing clinical trial evaluating Squalamine for the treatment of wet-AMD. More than 200 patients have been enrolled and the study remains double masked and no interim or futility analyses have been or will be conducted. The Data Safety Monitoring Committee (DSMC) has confirmed that there are no safety concerns and recommended the study continue as planned.

In April 2017, the Company amended the ongoing clinical trial to enable efficacy analyses at an earlier date than originally anticipated. The study remains a multi-center, randomized, double masked, placebo controlled clinical trial. Subjects enrolled in the study receive their assigned study treatment of monthly Lucentis® and either Squalamine or placebo twice daily, and undergo scheduled visits and assessments through nine months. The primary endpoint will be an assessment of visual acuity at nine months. We expect to report topline data from the study in early calendar 2018.

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

In February 2017, the Company suspended activities at its lab facility in San Diego, CA where research regarding the SKS sustained release technology had been conducted. However, the Company continues to explore applications of its sustained release technology and potential avenues to monetize it.

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

Competitive Landscape in Wet-AMD

The current FDA approved market leaders for the treatment of wet-AMD are VEGF inhibitors, including Lucentis®, Eylea® and (off-label) Avastin®. In 2016, annual revenue (worldwide) was more than $8 billion for Lucentis® and Eylea® combined, despite significant off-label use of Avastin® (estimated to be 45-60% of the overall market). Lucentis®, Eylea®, and Avastin® are administered via frequent intravitreal injections directly into the eye. We are developing Squalamine for use in combination with Lucentis® and other anti-VEGF agents to improve visual function beyond that achieved with anti-VEGF therapy alone. There is no assurance that we will receive FDA approval for Squalamine for the treatment of wet-AMD, and if we receive it, there is no assurance we will be able to displace the market leaders as a treatment in a significant percentage of patients.

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

Net working capital reserves increased from the end of the second quarter of the Company’s 2017 fiscal year to the end of the third quarter by $9,845,217 (to $12,894,560 from $3,049,343) primarily due to the public offering which closed in April 2017. We expect our cash burn to potentially increase or stabilize in the fourth fiscal quarter and stabilize or decrease in the first fiscal quarter of 2018 as our ongoing clinical study moves towards completion. The Company does not have a bank line of credit or other fixed source of capital reserves. When it will need additional capital in the future, the Company will be primarily reliant upon private or public placement of its equity or debt securities, or a transaction with a pharmaceutical partner, but presently there can be no assurance that the Company will be successful in such efforts. In April 2017, the Company closed a public offering for net proceeds of approximately $12.7 million, and management believes the Company has sufficient capital to meet its planned operating needs into April 2018.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Results of operations for the three months ended June 30, 2017 (“2017”) reflect the following changes from the prior period (“2016”).

	2017	2016	Change
General and administrative	$1,404,287	$1,664,882	$(260,595)
Research and development	2,233,388	5,637,602	(3,404,214)
Depreciation and amortization	288,976	296,143	(7,167)
Gain on settlement of accounts payable	(70,757)	—	(70,757)
Total Operating Expenses	3,855,894	7,598,627	(3,742,733)

Operating Loss	(3,855,894)	(7,598,627)	3,742,733

Change in fair value of contingent consideration	—	(104,844)	104,844
Other income (expense)	(44,935)	3,730	(48,665)
Net Loss	$(3,900,829)	$(7,699,741)	$3,798,912

The Company had no net revenues from operations in 2016 or 2017. Accordingly, the Company had no cost of revenue from operations in 2016 or 2017.

General and administrative expenses from operations remained relatively flat, with a $260,595 decrease when comparing 2017 to 2016.

The Company incurred $2,233,388 in research and development expenses in 2017 compared to $5,637,602 in 2016. The decrease is a result of significant upfront costs paid in 2016 related to the ongoing squalamine clinical trial in wet-AMD.

Depreciation and amortization expense remained relatively stable with $296,143 in 2016 and $288,976 in 2017.

For the three months ended June 30, 2016, the Company recognized a net loss of $7,699,741 compared to a net loss of $3,900,829 for the same period in 2017. The decrease in net loss is primarily a result of significant upfront costs paid in 2016 that were related to the ongoing squalamine trial in wet-AMD. Until the Company is able to generate revenues, management expects to continue to incur net losses.

Nine Months Ended June 30, 2017 Compared to the Nine Months Ended June 30, 2016

Results of operations for the nine months ended June 30, 2017 (“2017”) reflect the following changes from the prior period (“2016”).

	2017	2016	Change
General and administrative	$4,554,704	$5,849,374	$(1,294,670)
Research and development	13,158,460	11,757,741	1,400,719
Depreciation and amortization	879,286	889,959	(10,673)
Gain on settlement of accounts payable	(70,757)	(710,264)	639,507
Total Operating Expenses	18,521,693	17,786,810	734,883

Operating Loss	(18,521,693)	(17,786,810)	(734,883)

Change in fair value of contingent consideration	—	(1,356,770)	1,356,770
Other income (expense)	(44,862)	13,518	(58,380)
Net Loss	$(18,566,555)	$(19,130,062)	$563,507

The Company had no net revenues from operations in 2017 or 2016. Accordingly, the Company also had no cost of revenue from operations in 2017 or 2016.

General and administrative expenses from operations had a decrease of $1,294,670 when comparing 2017 to 2016. The decrease is a result of stock option amortization and no annual bonuses being awarded in 2017.

The Company incurred $13,158,460 in research and development expenses in 2017 compared to $11,757,741 in 2016. The increase is a result of the ongoing squalamine clinical trial in wet-AMD. The Company expects research and development expenses to continue to rise as development of its products continues.

Depreciation and amortization expense remained relatively flat with $879,286 expensed in 2017 and $889,959 in 2016.

In 2016, the Company had a gain on settlement of $710,264 in 2016 compared to a gain on settlement of $70,757 in 2017. The decrease in gain in 2017 is due to settlement agreements made with vendors who had outstanding invoices with the Company.

In 2016, the Company had a change in fair value of contingent consideration of $1,356,770 compared to none in 2017. The contingent consideration was removed during 2016 because management did not expect to achieve the milestone associated with the consideration.

For the nine months ended June 30, 2017, the Company recognized a net loss of $18,566,555 compared to net loss of $19,130,062 for the same period in 2016. Until the Company is able to generate revenues, management expects to continue to incur such net losses.

Item 3.	Quantitative and Qualitative Risk.

Market risk represents the risk of loss arising from adverse changes in interest rates and foreign exchange rates. The Company does not have any material exposure to interest rate or exchange rate risk.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded the Company’s disclosure controls were effective. In designing and evaluating the disclosure controls and procedures, our management, including the Chief Executive Officer and the Chief Financial Officer, recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure controls objectives.

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

We must demonstrate that our drug candidates satisfy rigorous standards of safety and efficacy for their intended uses before the FDA, and other regulatory authorities in the European Union and elsewhere approve our product for commercialization. Because of the modifications we made to the current trial in 2017, there is a risk that the FDA will rescind the current SPA, and require additional clinical trials be performed. Significant additional research, preclinical testing and clinical testing is required before we can file applications with the FDA or other regulatory authorities for premarket approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to administer, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. We cannot be certain that the clinical development of this or any other drug candidates in preclinical testing or clinical development will be successful, that we will receive the regulatory approvals required to commercialize them or that any of our other research and drug discovery programs will yield a drug candidate suitable for investigation through clinical trials. Our commercial revenues from our product candidates currently in development, if any, will be derived from sales of drugs that will not become marketable for several years, if at all.

We have incurred significant losses and anticipate that we will incur additional losses. We might never achieve or sustain revenues.

We have experienced significant net losses since our inception. As of June 30, 2017, we had an accumulated deficit of approximately $102.8 million. We expect to incur net losses over the next several years. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We do not expect to receive, for at least the next several years, any revenues from the commercialization of our product candidates.

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

As of June 30, 2017, we had cash and cash equivalents of $18.1 million. We believe that our cash and cash equivalents should be sufficient to fund our operating expenses into April 2018. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. At this time, we cannot reasonably estimate the remaining costs necessary to complete development of any product candidate.

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

The results of the Phase 2 clinical trial supported conducting additional clinical trials for Squalamine with enrollment criteria for a targeted population, based on the complete analysis of the Phase 2 clinical trial. We reached an agreement on a SPA with the FDA on the design of a Phase 3 trial in March 2016, initiated the clinical program and began enrolling patients in April 2016. In February 2017 we paused enrollment, and in April 2017 we modified the trial to enable a top-line efficacy data readout by early 2018. Because of the modifications we made to the ongoing squalamine study, there is a serious risk that the FDA will rescind the current SPA, and require additional clinical trials be performed. Our business and future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and successfully commercialize our lead product candidate Squalamine in wet-AMD. Any delay or setback in the development or regulatory approval of any of our product candidates, but particularly Squalamine in wet-AMD, would likely adversely affect our business and cause our stock price to decline. Should the on-going or planned Squalamine clinical development program not be completed or be delayed or be insufficient to support regulatory approval, we may be forced to rely on other product candidates, or to cease operations. We cannot assure you that our on-going or planned clinical development program for Squalamine will be completed in a timely manner, or at all, or that we will be able to obtain approval for Squalamine in wet-AMD from the FDA or any foreign regulatory authority.

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

The commencement of clinical trials can be delayed for a variety of reasons, including:

●	delays in demonstrating sufficient safety and efficacy to obtain regulatory approval to commence a clinical trial;

●	reaching agreement on acceptable terms with prospective contract research organizations and clinical trial sites;

●	manufacturing sufficient quantities of a product candidate;

●	obtaining clearance from the FDA to commence clinical trials pursuant to an Investigational New Drug application (or IND);

●	obtaining clearance from foreign regulatory authorities to commence clinical trials;

●	financial or strategic considerations;

●	obtaining institutional review board approval to conduct a clinical trial at a prospective clinical trial site; and

●	patient enrollment, which is a function of many factors, including the size of the patient population, the sufficiency of funds, the nature of the protocol, the proximity of patients to clinical trial sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial.

●	insufficient supply or deficient quality of product candidates or other materials necessary for the conduct of our clinical trials.

Once a clinical trial has begun, it may be delayed, suspended, modified or terminated due to a number of factors, including:

●	inability to raise funding necessary to continue a clinical trial;

●	ongoing discussions with regulatory authorities regarding the scope or design of our clinical trials or requests by them for supplemental information with respect to our clinical trial results;

●	failure to conduct clinical trials in accordance with regulatory requirements;

●	lower than anticipated screening or retention rates of patients in clinical trials;

●	serious adverse events or side effects experienced by participants;

●	financial or strategic considerations; and

●	insufficient supply or deficient quality of product candidates or other materials necessary for the conduct of our clinical trials.

Many of these factors may also ultimately lead to the rescinding of an SPA or denial of regulatory approval of a current or potential product candidate. If we experience delays, suspensions or terminations in a clinical trial, the commercial prospects for the related product candidate will be harmed, and our ability to generate product revenues will be delayed and our business and financial prospects would be materially affected.

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

For the diseases or disorders that our product candidates are intended to treat, we expect only a subset of the patients with these diseases to be eligible for our clinical trials. Given that each of our product candidates is in preclinical or clinical development, we may not be able to initiate or continue clinical trials for each or all of our product candidates if we are unable to enroll a sufficient number of eligible subjects to participate in the clinical trials required by the FDA or other foreign regulatory authorities. The requirements of our clinical testing mandate that a patient cannot be involved in another clinical trial for the same indication. We are aware that our competitors have ongoing clinical trials for products that are competitive with our product candidates and subjects who would otherwise be eligible for our clinical trials may be involved in such testing, rendering them unavailable for testing of our product candidates. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether, which would have a material adverse effect on our business.

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

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years and increased litigation. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and the value of our common stock.

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

On August 7, 2017, Avner Ingerman, M.D. resigned as Chief Clinical Officer of the Company, effective September 5, 2017, to pursue other career interests.

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

Date: August 8, 2017

OHR PHARMACEUTICAL, INC.

(Registrant)

By:	/s/ Dr. Jason S. Slakter
Dr. Jason Slakter
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Sam Backenroth
Sam Backenroth
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

