Form 10-K
period 2017-09-30
Ohr Pharmaceutical Inc
filed 2017-12-15
CIK 1173281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates at March 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $25,253,227 (based on the closing price of the registrant’s common stock on the NASDAQ Capital Market on such date). Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such person might be deemed to be an affiliate. This determination of affiliate status might not be conclusive for other purposes.

At December 13, 2017, the registrant had 56,196,428 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Part I

Our discussion and analysis of the business and subsequent discussion of financial conditions may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical in nature, including statements about beliefs and expectations, are forward-looking statements. Words such as “may,” “will,” “should,” “estimates,” “predicts,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties as described in greater detail in our “Risk Factors” on page 8 of this Annual Report. You are cautioned that these forward-looking statements reflect management’s estimates only as of the date hereof, and we assume no obligation to update these statements, even if new information becomes available or other events occur in the future, except as required by law. Actual future results, events and trends may differ materially from those expressed in or implied by such statements depending on a variety of factors, including, but not limited to those set forth in our filings with the Securities and Exchange Commission (“SEC”). Specifically, and not in limitation of these factors, we may alter our plans, strategies, objectives or business.

ITEM 1

BUSINESS

GENERAL AND HISTORICAL

Company Overview

We are a clinical stage pharmaceutical company developing novel therapies for ophthalmic diseases. Our lead clinical asset, topical Squalamine (also known as squalamine lactate ophthalmic solution, 0.2%, or OHR-102), is a novel therapeutic product which could provide a non-invasive therapy to improve vision outcomes beyond that achieved with current standard of care. We are evaluating Squalamine in combination with Lucentis® injections for the treatment of wet-AMD. This is based on the data from a Phase 2 clinical trial in wet-AMD where a positive and clinically meaningful vision benefit was seen with Squalamine combination therapy in classic containing choroidal neovascularization (classic CNV) as well as those subjects with occult neovascularization (occult CNV) less than 10mm2. We also have a sustained release platform technology which we acquired in May 2014.

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

We believe that Squalamine used in combination with an anti-VEGF agent may provide several potential advantages over other combination therapy approaches currently being investigated in clinical studies including:

●	Potential use in combination with as-needed (PRN) anti-VEGF injections or treat-and-extend regimens as well as monthly, bi-monthly, and quarterly anti-VEGF injection regimens.

●	Adaptable for use in combination with future longer acting anti-VEGF agents.

●	Inhibition of multiple growth factor pathways of angiogenesis.

●	Cost efficiency of manufacturing a small molecule when compared to large molecule proteins and antibodies.

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

Ongoing Squalamine Program in Wet-AMD (the MAKO Study)

The results of the Phase 2 clinical trial supported conducting additional clinical trials for Squalamine with enrollment criteria for a targeted population, based on the complete analysis of the Phase 2 clinical trial. We reached an agreement on a SPA with the FDA on the design of a Phase 3 program in March 2016, initiated a clinical trial and began enrolling this optimized patient population in April 2016. In February 2017, the Company announced the pause of new enrollment in its ongoing clinical trial evaluating Squalamine for the treatment of wet-AMD. At the time, more than 200 patients had been enrolled. The study remained double masked and no interim or futility analyses were conducted.

In April 2017, the Company amended the ongoing clinical trial from the original agreed upon design to enable efficacy analyses at an earlier date and with less patients than originally anticipated. The study remained a multi-center, randomized, double masked, placebo controlled clinical trial. Subjects enrolled in the study received their assigned study treatment of monthly Lucentis® and either Squalamine or placebo twice daily, and underwent scheduled visits and assessments through nine months. The Data Safety Monitoring Committee (DSMC) has confirmed that there were no safety concerns and recommended the enrolled patients continue to completion of the nine month study. The primary endpoint is an assessment of visual acuity at nine months. We expect to receive and report topline data from the study in early calendar 2018.

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

(c)     CEP PRODUCT AND ANIMAL MODEL FOR DRY-AMD

As part of the SKS Acquisition, we acquired the exclusive rights to an animal model for dry-AMD whereby mice are immunized with a carboxyethylpyrrole (“CEP”) which is bound to mouse serum albumin (“MSA”) as well as the rights to produce and use CEP for research and clinical applications. CEP is produced following the oxidation of docosahexaenoic acid, which is abundant in the photoreceptor outer segments that are phagocytosed by the retinal pigment epithelium (“RPE”). A number of CEP-adducted proteins have been identified in proteomic studies examining the composition of drusen and other subretinal deposits found in the eyes of patients with dry-AMD. Studies have shown that immunization of CEP-MSA can lead to an ophthalmic phenotype very similar to dry-AMD, including deposition of complement in the RPE, thickening of the Bruch’s membrane, upregulation of inflammatory cytokines, and immune cell influx into the eye. Upon immunization with CEP, a marked decrease in contrast sensitivity which precedes a loss of visual acuity, was observed, similar to what occurs in many patients with dry AMD. A collaborator of the Company is currently conducting research on the CEP target to understand its role in undisclosed ocular diseases and potential for use as a diagnostic agent. The Company has not yet monetized this technology.

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

Competitive Landscape in Wet-AMD

The current FDA approved market leaders for the treatment of wet-AMD are VEGF inhibitors, including Lucentis®, Eylea® and (off-label) Avastin®. In 2016, annual revenue (worldwide) was more than $8 billion for Lucentis® and Eylea® combined, despite significant off-label use of Avastin® (estimated to be 45-60% of the overall market). Lucentis®, Eylea®, and Avastin® are administered via frequent intravitreal injections directly into the eye. We are developing Squalamine for use in combination with Lucentis® and other anti-VEGF agents to improve visual function beyond that achieved with anti-VEGF therapy alone. There is no assurance that we will receive FDA approval for Squalamine for the treatment of wet-AMD, and if we receive it, there is no assurance we will be able to penetrate the market as a treatment in a significant percentage of patients.

There are various other companies with drugs in Phase 1, 2, and 3 trials for the treatment of wet-AMD. We cannot assure that none of them will get to market before us or that Squalamine will be a better treatment. Programs currently in Phase 2 or Phase 3 trials include, but are not limited to:

●	Abicipar Pegol, a VEGF targeting DARPin molecule being developed by Allergan;

●	RTH258, an anti-VEGF agent being developed by Novartis;

●	X-82, an oral tyrosine kinase inhibitor being developed by Tyrogenex;

●	ALG-1001, an integrin targeting peptide being developed by Allegro Ophthalmics;

●	Zimura®, a C-3 inhibitor being developed by Ophthotech;

●	RG7716, a bispecific antibody to both VEGF-A and Ang2 being developed by Roche;

●	OPT-302, an inhibitor of VEGF-C and VEGF-D being developed by Opthea; and

●	PAN-90806, a selective inhibitor of VEGF being developed by Panoptica Inc.

All of these products in clinical development, with the exception of X-82 and PAN-90806, use an intravitreal route of administration much like the current standards of care. We believe that Squalamine has potential competitive advantages through its intracellular mechanism of action, multiple growth factor inhibition, and non invasive delivery. We also believe we have reduced the risk in our clinical program by utilizing our exploratory Phase 2 trial to identify and enroll a patient population in the MAKO study that we believe has the greatest potential for visual acuity benefits with combination therapy. However, clinical trial data from other clinical programs may negatively impact our ability to garner future financing or business collaborations, combinations or transactions with other pharmaceutical and biotechnology companies.

Competitive Landscape in Sustained Release Drug Delivery

There are a number of companies developing various forms of sustained release drug delivery platforms for ophthalmic applications. These include, but are not limited to:

●	GreyBug with a biodegradable polymer microsphere/nanoparticle matrix system;

●	Aerie Pharmaceuticals with the PRINT® technology system for microparticle and nanoparticle formulations;

●	Kala Pharmaceuticals with a mucus-penetrating particle (MPP) technology; and

●	Ocular Therapeutix with a proprietary hydrogel technology.

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

As part of the Company’s core ophthalmology strategy, on February 26, 2014, we entered into a Joint Venture Agreement and related agreements with Cold Spring Harbor Laboratory (“CSHL”) pursuant to which a joint venture, DepYmed Inc. (“DepYmed”), was formed to further preclinical and clinical development of Ohr’s Trodusquemine and analogues as PTP1B inhibitors for oncology and other undisclosed indications. DepYmed licenses research from CSHL and intellectual property from us. Ohr is a passive joint venturer in DepYmed.

Patents and Other Proprietary Rights

Patents and other proprietary rights are important to our business. It is our policy to seek patent protection for our assets, and also to rely upon trade secrets, know-how and licensing opportunities to develop and maintain our competitive position.

We generally seek worldwide patent protection for our products and have foreign patent rights corresponding to most of our U.S. patents. We currently own or have exclusively licensed several issued U.S. patents and non-US patents and have additional U.S. and non U.S. pending patent applications. U.S. patents and U.S. patent applications 7981876, 8716270, 7728157, 20130281420 and 20150342874 cover the Squalamine formulations, composition of matter, combination therapy with other agents, methods of manufacture, and uses. Additional patent applications covering Squalamine have been filed.

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

NUMBER OF PERSONS EMPLOYED

At September 30, 2017, we had 4 full-time employees. In addition, we use numerous high level scientific, administrative, operations, and financial consultants, as well as Contract Research Organizations, on an as needed basis, to provide a cost efficient alternative to a large infrastructure build out to support our ongoing preclinical and clinical development programs. The Company anticipates hiring additional staff during fiscal 2018 to support the Phase 3 program for Squalamine and continued development of the sustained release platform programs.

GOVERNMENT COMPLIANCE

The Drug Development Process

Regulation by government authorities in the United States and foreign countries is a significant factor in the research, development, manufacture, and marketing of our product candidates. All of our product candidates will require regulatory approval before they can be commercialized. In particular, human therapeutic products are subject to rigorous preclinical and clinical trials and other premarket approval requirements by the FDA and foreign authorities. Many aspects of the structure and substance of the FDA and foreign pharmaceutical regulatory practices have been reformed during recent years, and continued reform is under consideration in a number of jurisdictions. The ultimate outcome and impact of such reforms and potential reforms cannot be predicted.

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

Other Regulations

Various federal, state and local laws, regulations, and recommendations relating to safe working conditions, laboratory practices, the experimental use of animals, the environment and the purchase, storage, movement, import, export, use, and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research are applicable to our activities. They include, among others, the U.S. Atomic Energy Act, the Clean Air Act, the Clean Water Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, and Resources Conservation and Recovery Act, national restrictions on technology transfer, import, export, and customs regulations, and other present and possible future local, state, or federal regulation. The compliance with these and other laws, regulations and recommendations can be time consuming and involve substantial costs. In addition, the extent of governmental regulation which might result from future legislation or administrative action cannot be accurately predicted and may have a material adverse effect on our business, financial condition, results of operations and prospects.

AVAILABLE INFORMATION

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments thereto, are filed with the SEC. The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and files or furnishes reports, proxy statements and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at http://ir.ohrpharmaceutical.com/all-sec-filings, as soon as reasonably practicable after we have electronically filed with, or furnished to, the SEC. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

ITEM 1A.	RISK FACTORS

The Company is subject to various risks and uncertainties, including those described below, which could adversely affect the Company’s business, financial condition, results of operations and cash flows, and the value of the Company’s common stock. The risks described below are not the only risks faced by the Company. Additional risks not presently known to the Company or other factors that the Company does not presently perceive to present significant risks to the Company at this time may also impair the Company’s business, financial condition, results of operations or cash flows, or the value of the Company’s common stock.

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

We must demonstrate that our drug candidates satisfy rigorous standards of safety and efficacy for their intended uses before the FDA, and other regulatory authorities in the European Union and elsewhere approve our product for commercialization. Based on the modifications made to the MAKO study, more than one additional clinical trial will likely be required for marketing approval. There is also a material risk the FDA will rescind the current SPA. Significant additional research, preclinical testing and clinical testing is required before we can file applications with the FDA or other regulatory authorities for premarket approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to administer, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. We cannot be certain that the clinical development of this or any other drug candidates in preclinical testing or clinical development will be successful, that we will receive the regulatory approvals required to commercialize them or that any of our other research and drug discovery programs will yield a drug candidate suitable for investigation through clinical trials. Our commercial revenues from our product candidates currently in development, if any, will be derived from sales of drugs that will not become marketable for several years, if at all.

We have incurred significant losses and anticipate that we will incur additional losses. We might never achieve or sustain revenues.

We have experienced significant net losses since our inception. As of September 30, 2017, we had an accumulated deficit of approximately $108.1 million. We expect to incur net losses over the next several years. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We do not expect to receive, for at least the next several years, any revenues from the commercialization of our product candidates.

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

We will need substantial additional capital to further our drug and delivery platform development programs. Specifically, we will require significant additional funds to complete our clinical development program. In our capital-raising efforts, we may seek to sell equity or debt securities, or seek a strategic commercial partner or do a combination. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. However, we may not be able to raise additional funds on acceptable terms, or at all. If we raise capital through a strategic commercial partner, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to secure sufficient capital to fund our research and development activities, we may have to delay, reduce or cease operations. As of September 30, 2017, we had cash and cash equivalents of $12.8 million. We believe that our cash and cash equivalents should be sufficient to fund our operating expenses into April 2018. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. At this time, we cannot reasonably estimate the remaining costs necessary to complete development of any product candidate. As a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm expresses substantial doubt about the Company’s ability to continue as a going concern.

Our auditors, MaloneBailey, LLP, have indicated in their report on the Company’s financial statements for the fiscal year ended September 30, 2017 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations. A “going concern” opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives. Our ability to continue as a going concern will depend upon the availability and terms of future funding. If we are unable to achieve this goal, our business would be jeopardized and the Company may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

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

Our strategy with respect to Squalamine is to seek a strategic commercial partner, or partners, such as large pharmaceutical companies, with extensive experience in the development, commercialization, and marketing of ophthalmic products. Several third parties with whom we have been in discussions have expressed interest in a potential licensing or partnering transaction for the Squalamine program, but, to date, such discussions have not resulted in any transactions. Accordingly, there is no assurance that the Company will enter into an agreement with respect to such a transaction. If we do raise capital through such strategic commercial partner, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves, or cease operations and liquidate.

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

The results of the Phase 2 clinical trial supported conducting additional clinical trials for Squalamine with enrollment criteria for a targeted population, based on the complete analysis of the Phase 2 clinical trial. We reached an agreement on a SPA with the FDA on the design of a Phase 3 trial in March 2016, initiated the clinical program and began enrolling patients in April 2016. In February 2017 we paused enrollment, and in April 2017 we modified the trial to enable a top-line efficacy data readout by early 2018. Based on the modifications made to the MAKO study, more than one additional clinical trial will likely be required for marketing approval. There is also a material risk that the FDA will rescind the current SPA. Our business and future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and successfully commercialize our lead product candidate Squalamine in wet-AMD. Any delay or setback in the development or regulatory approval of any of our product candidates, but particularly Squalamine in wet-AMD, would likely adversely affect our business and cause our stock price to decline. Should the on-going or planned Squalamine clinical development program not be completed or be delayed or be insufficient for any reason, including inconclusive or negative results, to support regulatory approval, we may be forced to rely on other product candidates, or to cease operations. We cannot assure you that our on-going or planned clinical development program for Squalamine will be completed in a timely manner, or at all, or that we will be able to obtain approval for Squalamine in wet-AMD from the FDA or any foreign regulatory authority.

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

Results from our Phase 2 clinical trial for Squalamine in wet-AMD may not necessarily be predictive of the results from required later clinical trials. We may not be able to complete our ongoing clinical program for Squalamine in wet-AMD. Similarly, even if we are able to complete clinical trials for Squalamine in wet-AMD according to our current development timeline, the results from our Phase 2 clinical trial for Squalamine in wet-AMD may not be replicated in our future clinical trial results. Many companies in the pharmaceutical and biotechnology industries, including companies developing combination therapies for wet-AMD, have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, pre-clinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported adverse events, aberrant results in the control group in earlier stage clinical trials, errors in the execution of clinical trials, and expansion of enrollment eligibility criteria from phase 2 to later studies. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials nonetheless failed to obtain FDA or foreign regulatory approval. If we fail to produce positive results in our clinical trials for Squalamine in wet-AMD, the development timeline and regulatory approval and commercialization prospects for our leading product candidate, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Delays, suspensions and terminations in our clinical trials could result in increased costs to us, delay our ability to generate product revenues and therefore may have a material adverse effect on our business, results of operations and future growth prospects.

The commencement of clinical trials can be delayed for a variety of reasons, including:

●	delays in demonstrating sufficient safety and efficacy to obtain regulatory approval to commence a clinical trial;

●	reaching agreement on acceptable terms with prospective contract research organizations and clinical trial sites;

●	manufacturing sufficient quantities of a product candidate or deficient quality of product candidates or other materials necessary for the conduct of our clinical trials;

●	obtaining clearance from the FDA to commence clinical trials pursuant to an Investigational New Drug application (or IND);

●	obtaining clearance from foreign regulatory authorities to commence clinical trials;

●	financial or strategic considerations;

●	obtaining institutional review board approval to conduct a clinical trial at a prospective clinical trial site; and

●	patient enrollment, which is a function of many factors, including the size of the patient population, the sufficiency of funds, the nature of the protocol, the proximity of patients to clinical trial sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial.

Once a clinical trial has begun, it may be delayed, suspended, modified or terminated due to a number of factors, including:

●	inability to raise funding necessary to continue a clinical trial;

●	ongoing discussions with regulatory authorities regarding the scope or design of our clinical trials or requests by them for supplemental information with respect to our clinical trial results;

●	failure to conduct clinical trials in accordance with regulatory requirements;

●	lower than anticipated screening or retention rates of patients in clinical trials;

●	serious adverse events or side effects experienced by participants;

●	inability of subcontractors or clinical trial sites to perform their tasks, or to perform their tasks in a timely basis.

●	financial or strategic considerations; and

●	insufficient supply or deficient quality of product candidates or other materials necessary for the conduct of our clinical trials.

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

In addition, our clinical trials may involve a specific patient population. Because of the small sample size, the results of these early clinical trials may not be indicative of future results. Adverse or inconclusive results may cause us to abandon a drug candidate and may delay development of other drug candidates. Any delay in, or termination of, our clinical and preclinical studies will delay the filing of our NDAs with the FDA and, ultimately, significantly impair our ability to commercialize our drug candidates and generate product revenues which would have a material adverse effect on our business and results of operations. If we are unable to receive the required U.S. and foreign regulatory approvals, secure our intellectual property rights, minimize the incidence of any adverse side effects or fail to compete with our competitors’ products, our business, financial condition, and results of operations could be materially and adversely affected. Additionally, even if we receive FDA approval for Squalamine for the treatment of wet-AMD, there is no assurance we will be able to penetrate the market as a treatment in a significant percentage of patients.

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

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on contract research organizations does not relieve us of our regulatory responsibilities. We and our contract research organizations are required to comply with applicable current Good Laboratory Practice (“CGLP”), current Good Manufacturing Practice (“CGMP”), and current Good Clinical Practice (“CGCP”) regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces these CGCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or our contract research organizations fail to comply with applicable CGCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure that, upon inspection, the FDA or any comparable foreign regulatory authority will determine that any of our clinical trials comply with CGCP. In addition, our clinical trials must be conducted with product produced under current CGMP regulations and will require a large number of test subjects. Our failure or the failure of our contract research organizations to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

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

If we lose our relationship with any one or more of these parties, we could experience a significant delay in both identifying another comparable provider and then contracting for its services. We may be unable to retain an alternative provider on reasonable terms, if at all. Even if we locate an alternative provider, it is likely that this provider may need additional time to respond to our needs and may not provide the same type or level of service as the original provider. In addition, any provider that we retain will be subject to current CGLP and CGCP, other regulatory standards, and similar foreign standards, and we do not have control over compliance with these regulations by these providers. Consequently, if these practices and standards are not adhered to by these providers, the development and commercialization of our product candidates could be delayed, or terminated, and have a material adverse effect on our business.

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

Our commercial success depends on obtaining and maintaining proprietary rights to our product candidates and technologies and their uses, as well as successfully defending these rights against third-party challenges. We will be able to most effectively protect our product candidates, technologies, and their uses from unauthorized use by third parties to the extent that valid and enforceable patents, or effectively protected trade secrets, cover them. For example, we have rights under U.S. patents and patent applications 7981876, 8716270, 7728157, 20130281420 and 20150342874 to cover the Squalamine formulations, composition of matter, use in combination with other agents, methods of manufacture, and uses. Nonetheless, the issued patents and patent applications covering our primary technology programs remain subject to uncertainty due to a number of factors, including:

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

Factors that may cause the market price and volume of our common stock to decrease include:

●	adverse results, termination, reduction, changes or delays in our or our competitors clinical trials;

●	fluctuations in our results of operations, timing and announcements of our bio-technological innovations or new products or those of our competitors;

●	developments concerning any strategic alliances or acquisitions we are in discussion regarding or we may enter into;

●	announcements of FDA non-approval of our drug products, or delays in the FDA or other foreign regulatory review process or actions;

●	adverse actions taken by regulatory agencies with respect to our drug products, clinical trials, manufacturing processes or sales and marketing activities;

●	any lawsuit involving us or our drug products;

●	developments with respect to our patents and proprietary rights;

●	announcements of technological innovations or new products by our competitors;

●	public concern as to the safety of products developed by us or others;

●	regulatory developments in the United States and in foreign countries;

●	our shares of common stock trading in five-rather than one-cent increments under the SEC’s Tick Size Pilot program;

●	changes in stock market analyst recommendations regarding our common stock or lack of analyst coverage;

●	the pharmaceutical industry conditions generally and general market conditions;

●	failure of our results of operations to meet the expectations of stock market analysts and investors;

●	sales of our common stock by our executive officers, directors and five percent stockholders or sales of substantial amounts of our common stock;

●	changes in accounting principles; and

●	loss of any of our key scientific or management personnel.

If we fail to meet the continued listing standards of Nasdaq, our common stock may be delisted, which may adversely affect the market price and liquidity of our common stock.

Our common stock is currently traded on the Nasdaq Capital Market (“Nasdaq”). Nasdaq has requirements we must meet in order to remain listed on the Nasdaq, including that we maintain a minimum closing bid price of $1.00 per share of our common stock. On April 6, 2017, we received a notification letter from Nasdaq indicating that the bid price of our common stock for the last 30 consecutive business days had closed below the minimum $1.00 per share required for continued listing under Nasdaq Listing Rule 5550(a). We have been provided a period of 180 calendar days, or until October 3, 2017, to regain compliance. At the end of September 2017, the Company determined that it would not be in compliance with the minimum closing bid price requirement by October 3, 2017, which would subject the Company’s common stock to delisting from Nasdaq. As a result, the Company notified Nasdaq and applied for an extension of the cure period, as permitted under the original notification. In the application, the Company indicated that it met the continued listing requirement for market value of publicly-held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum closing bid price, and provided written notice of its intention to cure the deficiency during the second compliance period of an additional 180 days. On October 4, 2017, we received a written notice from Nasdaq that we were granted an additional 180 calendar days, or until April 2, 2018, to regain compliance with the minimum $1.00 bid price per share requirement of the Listing Rules of Nasdaq. Although the Company has regained compliance with the minimum $1.00 bid price requirement since the Company’s common stock closed at $1.00 per share or more for a minimum of ten consecutive business days, there can be no assurance that we will be able to maintain compliance with the requirements for listing our common stock on the Nasdaq. The failure to maintain our listing on the Nasdaq could have an adverse effect on the market price and liquidity of our shares of common stock.

The market for our common stock is illiquid. Our stockholders may not be able to resell their shares at or above the purchase price paid by such stockholders, or at all.

Our common stock is quoted on the Nasdaq. The market for our securities is illiquid. This illiquidity may be caused by a variety of factors including:

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

As a “smaller reporting company,” the Company may avail itself of reduced disclosure requirements, which may make the Company’s common stock less attractive to investors.

Because the market value of the Company’s common stock as of the end of its most recently completed second fiscal quarter was less than $75 million, the Company is a “smaller reporting company” under applicable SEC rules and regulations. As a “smaller reporting company,” the Company has relied on exemptions from certain disclosure requirements that are applicable to other public companies. The Company may continue to rely on such exemptions for so long as the Company remains a “smaller reporting company.” These exemptions include reduced financial disclosure, reduced disclosure obligations regarding executive compensation, and not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. The Company’s reliance on these exemptions may result in the public finding the Company’s common stock to be less attractive and adversely impact the market price of the Company’s common stock or the trading market thereof.

We are at risk of securities class action litigation or derivative action litigation.

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

In the past, derivative action litigation has been brought against directors, management and companies for breaches of fiduciary duty including those relating to alleged excess compensation or strategic business decisions. If we face such litigation, it could result in substantial costs and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

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

Our internal controls over financial reporting may not be effective, which could have a significant and adverse effect on our business and reputation.

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

We currently lease a lab facility in San Diego. The lease expires in December 2017 and we will not be renewing the lease.

ITEM 3

LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings.

ITEM 4

MINE SAFETY DISCLOSURES.

Not applicable.

Part II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s shares of common stock are quoted on Nasdaq under the symbol “OHRP.” The following table sets forth the high and low per share sales prices of the Company’s common stock on Nasdaq for the periods reflected below.

FY 2017	High	Low	FY 2016	High	Low
October 1 - December 31, 2016	$3.75	$1.50	October 1 - December 31, 2015	$6.56	$2.72
January 1 - March 31, 2017	$1.65	$0.78	January 1 - March 31, 2016	$6.15	$2.65
April 1 - June 30, 2017	$0.92	$0.60	April 1 - June 30, 2016	$4.00	$2.57
July 1 -September 30, 2017	$0.79	$0.57	July 1 -September 30, 2016	$2.93	$2.44

Holders

As of December 13, 2017 there were 186 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

Dividends

We have never declared or paid cash dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of the business and do not anticipate paying any cash dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans

See Part III, Item 12 of this Report for information regarding securities authorized for issuance under the Company’s equity compensation plan.

ITEM 6

SELECTED FINANCIAL DATA

Not Applicable

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

Until the Company is able to generate significant revenue from its principal operations, it will remain classified as a development stage company. The Company can give no assurance that it will be successful in such efforts or that its limited operating funds will be adequate to support the Company’s operations, nor can there be any assurance of any additional funding being available to the Company. Management has concluded that there is substantial doubt about the entity’s ability to continue as a going concern.

Liquidity and Capital Resources

The Company has limited working capital reserves with which to continue development of its pharmaceutical products and continuing operations. The Company is reliant, at present, upon its capital reserves for ongoing operations and has no revenues.

Net working capital reserves decreased from the beginning of the 2016 fiscal year to the end by $712,691 (to $8,090,451 from $8,803,142) primarily due to capital raised through the sale of common stock offset by continued costs for our research and development activities. At the end of fiscal 2017, our quarterly cash burn increased to more than $5 million, which was higher than in fiscal 2016. We expect our cash burn to stabilize and then potentially decrease in fiscal 2018 with the completion of the ongoing MAKO study. Management has concluded that due to the conditions described above, there is substantial doubt about the entity’s ability to continue as a going concern. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance will provide sufficient capital to continue operations into April 2018. At present, the Company has no bank line of credit or other fixed source of capital reserves. Should the Company need additional capital in the future, it will be primarily reliant upon private or public placement of its equity or debt securities, or a transaction with a pharmaceutical partner, for which there can be no warranty or assurance that the Company may be successful in such efforts.

Results of Operations

For the fiscal year ended September 30, 2017, the Company had no revenues and operating expenses of approximately $23,780,073. The loss from operations was comprised of $17,406,869 in research and development costs, $5,278,272 in general and administrative expenses, and $1,165,689 in depreciation and amortization. During the same period, the Company recorded a gain on settlement of accounts payable of $70,757, and had other expense, net items totaling $30,923. The net loss for the year ended September 30, 2017 was $23,810,996.

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

As noted above, the Company had no revenues for fiscal year 2017, and does not anticipate that it will have any revenues in fiscal year 2018. The operating expenses of the Company decreased from fiscal year 2016 to fiscal year 2017 by $815,980. The Company had an increase in research and development expenses as ongoing development costs and testing efforts for its pharmaceutical products continue. General and administrative decreased from 2016 to 2017. The Company anticipates it will have higher expenditures in fiscal year 2018, including clinical development costs, again with no offsetting revenues.

Results of operations for the year ended September 30, 2017 reflect the following changes from the prior year period:

	2017	2016	Change
General and administrative	$5,278,272	$7,656,327	$(2,378,055)
Research and development	17,406,869	16,460,714	946,155
Depreciation and amortization	1,165,689	1,189,276	(23,587)
Gain on settlement of accounts payable	(70,757)	(710,264)	639,507
Total Operating Expenses	23,780,073	24,596,053	(815,980)
Operating Loss	(23,780,073)	(24,596,053)	815,980
Change in fair value of contingent consideration	$—	(1,185,667)	1,185,667
Other income (expense), net	(30,923)	15,522	(46,445)
Net Loss	$(23,810,996)	$(25,766,198)	$1,955,202

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

Research and Development

The Company follows the policy of expensing its research and development costs in the period in which they are incurred in accordance with ASC 730. The Company incurred net research and development expenses of $17,406,869, and $16,460,714, during the years ended September 30, 2017, and 2016, respectively.

Share-based Compensation

The Company follows the provisions of ASC 718, “Share-Based Payments” which requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. The Company uses the BlackScholes pricing model for determining the fair value of stock options and the stock price on the date of the grant for the fair value of restricted stock awards.

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

The Company performs its annual impairment review of goodwill in September, and when a triggering event occurs between annual impairment tests for both goodwill and other finite-lived intangible assets. The Company recorded no impairment loss for the years ended September 30, 2017, and 2016.

The Company’s other finite-lived intangible assets consist of license rights and patents. The Company amortizes its patents over the life of each patent and license rights over the remaining life of the patents that it has rights for. The current license rights have a remaining life of 13 years. During the years ended September 30, 2017, and 2016, the Company recognized $1,120,617, and $1,124,644, in amortization expense on the patents and license rights, respectively. The amortization expense has been included in depreciation and amortization expense.

Off-Balance Sheet Arrangements

The Company has not entered into any off-balance sheet arrangements.

Tabular Description of Principal Contracts

The Company is not engaged in any contract for sale or distribution of its product to date and, therefore, does not have any specific disclosure under this heading.

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

OHR Pharmaceutical, Inc.

New York, NY

We have audited the accompanying consolidated balance sheets of OHR Pharmaceutical, Inc. and its subsidiaries (collectively, the “Company”) as of September 30, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OHR Pharmaceutical, Inc. and its subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

December 15, 2017

OHR PHARMACEUTICAL, INC.

Consolidated Balance Sheets

	September 30,	September 30,
	2017	2016
ASSETS
CURRENT ASSETS
Cash	$12,801,085	$12,546,890
Prepaid expenses and other current assets	223,278	738,118
Total Current Assets	13,024,363	13,285,008
EQUIPMENT, net	63,757	198,631

OTHER ASSETS
Security deposit	12,243	12,243
Intangible assets, net	14,087,602	15,208,219
Goodwill	740,912	740,912
TOTAL ASSETS	$27,928,877	$29,445,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,827,525	$4,394,068
Notes payable	106,387	87,798
Total Current Liabilities	4,933,912	4,481,866
Long-term liability	150,000	—
TOTAL LIABILITIES	5,083,912	4,481,866

STOCKHOLDERS’ EQUITY
Preferred stock, Series B; 6,000,000 shares authorized, $0.0001 par value, 0 shares issued and outstanding, respectively	—	—
Common stock; 180,000,000 shares authorized, $0.0001 par value, 56,196,428 and 32,076,396 shares issued and outstanding, respectively	5,619	3,207
Additional paid-in capital	130,927,953	109,237,551
Accumulated deficit	(108,088,607)	(84,277,611)

Total Stockholders’ Equity	22,844,965	24,963,147
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,928,877	$29,445,013

The accompanying notes are an integral part of these consolidated financial statements.

OHR PHARMACEUTICAL, INC.

Consolidated Statements of Operations

	For the Year Ended September 30,
	2017	2016
OPERATING EXPENSES
General and administrative	$5,278,272	$7,656,327
Research and development	17,406,869	16,460,714
Depreciation and amortization	1,165,689	1,189,276
Gain on settlement of accounts payable	(70,757)	(710,264)
Total Operating Loss	23,780,073	24,596,053

OTHER INCOME (EXPENSE)
Change in fair value of contingent consideration	—	(1,185,667)
Other income (expense)	(1,349)	3,419
Interest income (expense), net	(29,574)	12,103
Total Other Income (Expense)	(30,923)	(1,170,145)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(23,810,996)	(25,766,198)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(23,810,996)	$(25,766,198)

BASIC AND DILUTED LOSS PER SHARE	$(0.53)	$(0.82)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	44,770,685	31,349,223

The accompanying notes are an integral part of these consolidated financial statements.

OHR PHARMACEUTICAL, INC.

Consolidated Statements of Stockholders’ Equity

	Series B				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, September 30, 2015	—	$—	30,331,309	$3,033	$100,999,173	$(58,511,413)	$42,490,793

Exercise of warrants for cash	—	—	88,612	8	144,834	—	144,842
Common stock issued for achievement of milestones set in asset acquisition	—	—	995,718	100	3,425,170	—	3,425,270
Common stock issued for services	—	—	660,757	66	1,754,748	—	1,754,814
Fair value of employee stock options	—	—	—	—	2,913,626	—	2,913,626
Net loss for the year ended September 30, 2016	—	—	—	—	—	(25,766,198)	(25,766,198)
Balance, September 30, 2016	—	$—	32,076,396	$3,207	$109,237,551	$(84,277,611)	$24,963,147

Common stock issued for cash, net of stock issuance costs	—	—	24,135,032	2,414	19,578,237	—	19,580,651
Common stock issued for services	—	—	—	—	818,231	—	818,231
Common shares cancelled	—	—	(15,000)	(2)	2	—	—
Fair value of employee stock options	—	—	—	—	1,293,932	—	1,293,932
Net loss for the year ended September 30, 2017	—	—	—	—	—	(23,810,996)	(23,810,996)
Balance, September 30, 2017	—	$—	56,196,428	$5,619	$130,927,953	$(108,088,607)	$22,844,965

The accompanying notes are an integral part of these consolidated financial statements.

OHR PHARMACEUTICAL, INC.

Consolidated Statements of Cash Flows

	For the Year Ended
	September 30,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(23,810,996)	$(25,766,198)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	818,231	1,754,814
Stock option expense	1,293,932	2,913,626
Change in fair value of contingent consideration	—	1,185,667
Depreciation	45,072	64,632
Amortization of intangible assets	1,120,617	1,124,644
Gain on settlement of accounts payable	(70,757)	(710,264)
Loss on sale of property and equipment	1,349	—
Changes in operating assets and liabilities
Prepaid expenses and deposits	657,366	(64,794)
Accounts payable and accrued expenses	654,214	3,511,984

Net Cash Used in Operating Activities	(19,290,972)	(15,985,889)

INVESTING ACTIVITIES
Purchase of property and equipment	(4,833)	(14,510)
Sale of property and Equipment	93,285	—
Net Cash Provided by (Used in) Investing Activities	88,452	(14,510)

FINANCING ACTIVITIES
Proceeds for issuance of common stock for cash	19,580,651	—
Proceeds from warrants exercised for cash	118,801	26,041
Repayments of short-term notes payable	(242,737)	(176,075)

Net Cash Provided by (Used in) Financing Activities	19,456,715	(150,034)

NET CHANGE IN CASH	254,195	(16,150,433)
CASH AT BEGINNING OF PERIOD	12,546,890	28,697,323

CASH AT END OF PERIOD	$12,801,085	$12,546,890

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$8,617	$6,071

NON CASH FINANCING ACTIVITIES:
Settlement of contingent consideration	$—	$3,425,270
Stock cancellation related to employee resignation	2	—
Financing of insurance premiums through issuance of short term notes	261,326	215,810
Subscription receivable from exercise of warrants	—	118,801

The accompanying notes are an integral part of these consolidated financial statements.

OHR PHARMACEUTICAL, INC.

Notes to the Consolidated Financial Statements

September 30, 2017

NOTE 1 – DESCRIPTION OF BUSINESS

OHR Pharmaceutical, Inc. (“we”, “our,” or the “Company”) is a pharmaceutical company focused on the development of the Company’s previously acquired compounds and technologies with a focus on the clinical and preclinical development of ophthalmology products. Our lead clinical program, topical Squalamine (also known as Squalamine Lactate Ophthalmic Solution, 0.2% or OHR-102), is being evaluated in an ongoing clinical study (The MAKO study) for the treatment of the wet form of age-related macular degeneration (“wet-AMD”). We are also developing a sustained release ocular drug delivery platform technology.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

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

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had approximately $12,301,085 and $12,046,890 of cash balances in excess of federally insured limits at September 30, 2017 and 2016, respectively.

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation and amortization is calculated using the straightline method over the expected useful life of the asset, after the asset is placed in service. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

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

Impairment of Long-Lived Assets

Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of September 30, 2017 and 2016, management does not believe any of the Company’s long-lived assets were impaired.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value of the contingent stock consideration (see Note 10) was based on the decision tree analysis method that considers the impact on project value of different scenarios at nominated decision points along the development path.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Level 3 Reconciliation:	Contingent Stock Consideration
Total Level 3 assets and liabilities at September 30, 2015	$2,239,603
Purchases, sales, issuances and settlements (net)	(3,425,270)
Mark to market adjustments	1,185,667
Total Level 3 assets and liabilities at September 30, 2016	$—

There were no financial instruments that required to be measured at fair value on a recurring basis as of September 30, 2017.

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

The Company performs its annual impairment review of goodwill in September, and when a triggering event occurs between annual impairment tests for both goodwill and other finite-lived intangible assets. The Company recorded no impairment loss for the years ended September 30, 2017, and 2016.

The Company’s other finite-lived intangible assets consist of license rights and patents. The Company amortizes its patents over the life of each patent and license rights over the remaining life of the patents that it has rights for. The current license rights have a remaining life of 13 years. During the years ended September 30, 2017, and 2016, the Company recognized $1,120,617, and $1,124,644, in amortization expense on the patents and license rights, respectively.

Research and Development

Research and development expenses are expensed in the consolidated statements of operations as incurred in accordance with FASB ASC 730, Research and Development. Research and development expenses include salaries, related employee expenses, clinical trial expenses, research expenses, manufacturing expenses, consulting fees, and laboratory costs. The Company incurred net research and development expenses of $17,406,869, and $16,460,714, during the years ended September 30, 2017, and 2016, respectively.

Share-Based Compensation

The Company follows the provisions of ASC 718, “Share-Based Payments” which requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. The Company uses the BlackScholes pricing model for determining the fair value of stock options and the stock price on the date of issuance to determine the fair value of restricted stock awards.

In accordance with ASC 505, equity instruments issued to non-employees for goods or services are accounted for at fair value and are marked to market until service is complete or a performance commitment date is reached, whichever is earlier.

Stock-based compensation expense is recognized in the Company’s financial statements on a straight-line basis over the awards’ vesting periods. The stock-based compensation awards generally vest over a period of up to ten years.

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

As of September 30, 2017 and 2016, the Company’s deferred tax assets relate to net operating loss (“NOL”) carryforwards that were derived from operating losses from prior years amounting to $62,353,148 and $40,779,002 respectively. A full valuation allowance has been applied to the Company’s deferred tax assets. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized.

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

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2014 to 2016 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax years.

Loss Per Share

Basic loss per common share is computed by dividing losses attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted loss per common share is computed by dividing losses attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options and warrants.

For the years ended September 30, 2017 and 2016, all of the Company’s potentially dilutive securities (warrants and options) were excluded from the computation of diluted loss per share as they were anti-dilutive. The total numbers of potentially dilutive shares that were excluded were 150,897 and 440,449 at September 30, 2017 and 2016, respectively.

Going Concern

To date, the Company has no revenue from product sales and management expects continuing operating losses in the future. As of September 30, 2017, the Company had available cash and cash equivalents of $12.8 million, which it believes, is not sufficient to fund the Company’s current operating plan for twelve months from the date of issuance of these financial statements. Management expects to seek additional funds through equity or debt financings or through collaboration, licensing transactions or other sources. The Company may be unable to obtain equity or debt financings or enter into collaboration or licensing transactions and, if necessary, the Company will be required to implement cost reduction strategies. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2017 and 2016 consist of:

	2017	2016
Equipment	$93,789	$93,789
Lab Equipment	73,137	251,908
Leasehold Improvements	2,181	2,181
Office Furniture and Fixture	2,523	2,523
	171,630	350,401
Accumulated Depreciation	(107,873)	(151,770)
Total Property and Equipment	$63,757	$198,631

Depreciation expense for the years ended September 30, 2017, and 2016, was $45,072, and $64,632, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets at September 30, 2017 and 2016 consist of:

	2017	2016
License Rights	$17,712,991	$17,712,991
Patent Costs	200,000	200,000
	17,912,991	17,912,991
Accumulated Amortization	(3,825,389)	(2,704,772)
Total Intangible Assets	$14,087,602	$15,208,219

During the years ended September 30, 2017, and 2016, the Company recognized $1,120,617, and $1,124,644, respectively, in amortization expense on the patents.

The estimated future amortization of intangibles for the next five years is as follows:

Years ending September 30,	Estimated Amortization Expense
2018	1,117,730
2019	1,116,449
2020	1,119,508
2021	1,115,577
2022	1,114,596
Thereafter	8,503,742
Total	$14,087,602

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

During the years ended September 30, 2017 and 2016, the Company realized a gain of $70,757 and $710,264, respectively, related to the settlement of accounts payable balances.

NOTE 6 – NOTES PAYABLE

On February 28, 2016, the Company entered into a premium financing arrangement for its directors’ and officers’ insurance policy in the amount of $215,810. The financing arrangement bears interest at a rate of 7% per annum and is payable over a period of 10 months from issuance. The outstanding balance of the note at September 30, 2016 of $87,798 was fully paid during the year ended September 30, 2017.

On February 28, 2017, the Company entered into a premium financing arrangement for its directors’ and officers’ insurance policy in the amount of $261,326. The financing arrangement bears interest at 7.5% per annum. As of September 30, 2017, the Company had repaid $154,939 of principal and had paid interest of $7,297.

NOTE 7 – EQUITY

The Company intends to retain cash in order to continue to invest in the development and marketing of the business. Therefore, it does not expect to pay any cash dividends in the foreseeable future.

During fiscal 2017 and 2016, the Company issued 24,135,032 and 1,745,087 shares, respectively, of common stock primarily due to capital raised from sale of common stock and the issuance of restricted stock awards. Refer to Note 8 for further detail on issuances related to common stock warrants and options.

On December 11, 2015, the Board approved the achievement of Milestone 1 in connection with the SKS ophthalmology assets acquisition by the Company. As a result, the Company issued 497,859 shares of its common stock to SKS. The value of the stock issued was $2,061,136 as determined by the $4.14 per share closing sale price of the Company’s common stock on the date of Board approval. On July 12, 2016, the Board approved the achievement of Milestone 2, and as result, the Company issued an additional 497,859 shares of its common stock to SKS. The value of the stock issued was $1,364,134 as determined by the $2.74 per share closing sale price of the Company’s stock on the date of Board approval. Milestone 3 was not achieved, and thus, no shares were issued in association with this milestone.

In September 2017, an executive officer of the Company resigned. In accordance with his employment agreement, any nonvested shares of restricted stock issued in exchange for services are cancelled upon resignation. As of September 30, 2017, 15,000 shares of restricted stock were cancelled.

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

The Series A Warrants have an exercise price of $2.75 per share, are immediately exercisable, and will expire on the five year anniversary of the date of issuance. The Series B Warrants were immediately exercisable and expired on the six month anniversary of the date of issuance. No Series B Warrants were exercised prior to their expiration.

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

NOTE 8 – STOCK BASED COMPENSATION

The Company’s Consolidated 2016 Stock Plan (the “Plan”) provides for granting stock options and restricted stock awards to employees, directors and consultants of the Company. A total of 5,833,334 shares have been authorized for issuance under the Plan. At September 30, 2017, the Company had 3,023,109 shares available for future grant. Upon share option exercise or issuance of restricted stock, the Company issues new shares to fulfill these grants. The Company previously maintained a 2014 Stock Incentive Plan and the 2009 Stock Incentive Plan. The 2016 Plan consolidated the 2014 Plan and the 2009 Plan into a new plan.

Common Stock Warrants

For all warrants included within permanent equity, the Company has determined the estimated value of the warrants granted to non-employees in exchange for services and financing expenses using the Black-Scholes pricing model. There were no warrants granted as stock based compensation during the years ended September 30, 2017 and 2016.

During the year ended September 30, 2016, 15,278 shares of common stock were issued in connection with the exercise of warrants to purchase the Company’s common stock. The warrants were exercised at prices ranging from $1.50 through $1.95 per share for which $26,041 in cash was received by the Company. An additional 73,334 shares of common stock were also issued in connection with the exercise of warrants to purchase common stock. These warrants were exercised at a price of $1.62 per share and a receivable for $118,801 was recorded as of September 30, 2016 to account for cash proceeds not yet received at September 30, 2016. In October 2016 (during the year ended September 30, 2017), $118,801 in cash proceeds were received related to this receivable.

Below is a table summarizing the warrants issued and outstanding as of September 30, 2017 and 2016:

	Number Outstanding	Weighted-Average Exercise Price

Outstanding at September 30, 2015	746,869	$4.75
Granted
Investor warrants	—	—
Stock-based compensation warrants	—	—
Exercised
Investor warrants	(6,944)	1.95
Stock-based compensation warrants	(81,668)	1.61
Forfeited or expired
Investor warrants	—	—
Stock-based compensation warrants	(43,334)	6.55
Outstanding at September 30, 2016	614,923	$5.08
Granted
Investor warrants	20,002,560	1.56
Stock-based compensation warrants	—	—
Exercised
Investor warrants	—	—
Stock-based compensation warrants	—	—
Forfeited or expired
Investor warrants	(4,213,331)	3.03
Stock-based compensation warrants	(226,042)	7.37
Outstanding at September 30, 2017	16,178,110	$1.23
Exercisable at September 30, 2017	16,178,110	$1.23

The outstanding warrants as of September 30, 2017 have a weighted average remaining term of 4.48 years and no intrinsic value. For the years ended September 30, 2017 and 2016, the Company has not incurred any expense related to the fair value of warrants issued for services.

Stock Options

Stock Options are granted for a term not exceeding ten years and the nonvested options are generally forfeited in the event the employee, director or consultant terminates his or her employment or relationship with the Company. Any options that have vested at the time of termination are forfeited to the extent they are not exercised within the applicable post-employment exercise period provided in the option agreements, unless otherwise agreed upon in writing. These options vest over one to five years.

The following assumptions were used to calculate the fair value of the Company’s options on the date of grant:

	Year Ended September 30,
	2017	2016
Expected term	5.75 years	3 to 3.5 years
Expected volatility	91%	103% - 105%
Expected dividends	0%	0%
Risk-free rates	1.49%	1.04% - 1.22%

Below is a table summarizing the options issued and outstanding as of September 30, 2017 (“Price” reflects the weighted average exercise price per share):

	Year Ended September 30,
	2017		2016
	Options	Price	Options	Price
Outstanding October 1	2,857,468	$6.66	2,761,001	$7.27
Granted	750,000	$0.65	669,275	$4.11
Exercised	—	—	—	—
Forfeited or expired	(1,356,968)	$5.13	(572,808)	$6.61
Outstanding September 30	2,250,500	$5.58	2,857,468	$6.66
Exercisable September 30	1,755,247	$6.00	1,833,712	$6.49
Weighted average fair value per option granted		$0.48		$2.68

As of September 30, 2017, the intrinsic value of outstanding options was $30,000 and the intrinsic value of exercisable options was $15,000. There were no options exercised during the years ended September 30, 2017 and 2016. As of September 30, 2017, the outstanding options have a weighted average remaining term of 4.02 years.

The Company recognized stock-based compensation expense from stock options of $1,293,932 and $2,913,626 during the years ended September 30, 2017 and 2016, respectively. As of September 30, 2017, there was $471,859 of stock-based compensation cost related to unvested shares of stock options which had not yet been recognized. The Company expects to recognize this compensation cost over a weighted-average period of one year.

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

Below is a table summarizing nonvested restricted stock shares as of September 30, 2017, and changes during the years ended September 30, 2017, and 2016:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2015	62,680	$9.66
Granted	660,757	$4.46
Vested	(123,079)	$5.45
Forfeited	—	—
Nonvested at September 30, 2016	600,358	$4.80
Granted	—	—
Vested	(315,179)	$4.79
Forfeited	(15,000)	$9.78
Nonvested at September 30, 2017	270,179	$4.53

The Company recognized stock-based compensation expense from restricted stock awards of $818,231 and $1,754,814 during the years ended September 30, 2017 and 2016, respectively. As of September 30, 2017, there was $157,001 of stock-based compensation cost related to unvested shares of restricted stock which had not yet been recognized. The Company expects to recognize this compensation cost over a weighted-average period of 0.28 years.

NOTE 9 – RELATED PARTY TRANSACTIONS

Our Contract Research Organization running our phase 3 trial has contracted with Jason S. Slakter, M.D., P.C., d/b/a Digital Angiography Reading Center (“DARC”), a well-known digital reading center, which is owned by Dr. Jason Slakter, Ohr’s CEO, pursuant to our related party transactions policy, with the review and approval of the Audit Committee, to provide digital reading and imaging services in connection with the MAKO study. During the years ended September 30, 2017 and 2016, the Company has been invoiced $373,456 and $267,680 and respectively, from DARC.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s results of operations, prospects, cash flows, financial position and brand. To the best knowledge of the Company’s management, at September 30, 2017 and 2016, there are no legal proceedings which the Company believes will have a material adverse effect on its business, results of operations, cash flows or financial condition.

Lease Obligation

The Company is currently obligated under an operating lease for office and laboratory space and associated building expenses. The lease expires in December 2017 and the Company will not be renewing the lease. As of September 30, 2017, future minimum payments for all lease obligations are as follows:

Year	Amount
Fiscal 2018	$67,835
$67,835

Rental expense related to the operating lease has been recorded in the consolidated statements of operations in the amounts of $284,977 and $340,064 for each of the years ended September 30, 2017, and 2016, respectively.

The Company also leases its New York office on a month to month basis.

Contingent Stock Consideration

On May 30, 2014, the Company completed the acquisition of certain assets of SKS Ocular, LLC (“SKS Parent”), and SKS Ocular 1, LLC (“SKS 1” and SKS Parent referred to herein as “SKS”), including licenses, patents and contracts relating to a micro-fabrication polymer based sustained delivery platforms related to ocular therapeutics and a dry age-related macular degeneration animal model, together with biomarkers to support such model.

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

On December 11, 2015 and July 12, 2016, the Board approved the achievement of Milestone 1 and Milestone 2, respectively. Consequently, the Company issued 995,718 shares of its common stock to SKS. Milestone 3 is contingent upon the approval of an Investigational New Drug Application (“IND”) within three years of the closing date of the SKS acquisition. We did not achieve Milestone 3. As such, there is no related contingent stock consideration recorded in association with Milestone 3.

Severance Pay

On May 12, 2017, pursuant to a separation agreement, the Company agreed to pay a former director severance pay in the amount of $250,000 over a five year period. The non-current portion of the liability is reported as a long-term liability in the consolidated balance sheets.

NOTE 11 – SUBSEQUENT EVENTS

In October 2017, the Compensation Committee of the Board of Directors of the Company granted nonqualified stock options to purchase an aggregate of 1,640,000 shares of common stock to certain directors, employees, including executive officers, and key consultants under the Company’s 2016 Consolidated Stock Incentive Plan. Other than the issuance of a stock option to purchase 80,000 shares of common stock issued to one key consultant, one third of the shares of common stock subject to the stock options became exercisable immediately, and one third of the shares of common stock subject to the stock options will become exercisable on each of October 16, 2018 and October 16, 2019. With respect to the stock option to purchase 80,000 shares of common stock issued to one key consultant, one quarter of the shares of common stock subject to the stock option vested immediately, and the remaining three quarters of the shares of common stock subject to the stock option will become exercisable upon the achievements of certain milestones in connection with the Company’s MAKO clinical study. The stock options have an exercise price of $0.67 per share and expire on October 15, 2022.

In October 2017, the Company issued a warrant to purchase 250,000 shares of common stock to a consultant, which vests in six equal consecutive monthly amounts at the end of each calendar month starting October 31, 2017, at an exercise price of $1.00 per share, for a term of two years from the date of issuance. The warrant was issued for services to be provided to the Company.

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

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to the reliability of financial reporting and financial statement preparation.

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017. This evaluation was conducted using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on its emulation, management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding the Company’s internal control over financial reporting. Management’s report on internal control over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules and regulations of the SEC that permit the Company to provide only its management’s report on internal control over financial reporting in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

Not Applicable.

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Following this table is a brief biographical description for each of or executive officers and directors, with a brief description of their business experience and present relationship to us as of September 30, 2017, together with all required relevant disclosures for the past five years.

Name	Position	Current Term of Office
Michael Ferguson	Chairman	Director since 2017
Jason S. Slakter, M.D.	Chief Executive Officer, President and Director	Officer since 2014, Director since 2015
Orin Hirschman	Director	Director since 2009
Thomas Riedhammer	Director	Director since 2013
June Almenoff	Director	Director since 2013
Sam Backenroth	Chief Financial Officer and Vice President of Business Development	Officer since 2010

The Honorable Michael Ferguson, age 47, joined Ohr as a Director and Chairman of the Board in May 2017. Mr. Ferguson is a Senior Advisor and Leader of the Federal Policy Team at Baker Hostetler LLP, one of the nation’s largest law firms, and is a member of the Board of Directors of NanoVibronix Inc. He served for nearly a decade in the House of Representatives and was a leader on a number of key healthcare and financial services policy initiatives to remove regulatory roadblocks to innovation. As Vice Chairman of the House health subcommittee, he led policy reforms including the creation of the Medicare Part D prescription drug benefit and pharmaceutical and medical device user fee reauthorizations. He also authored and shepherded passage of the Lifespan Respite Care Act of 2006, which champions pioneering healthcare policies that improve treatment options for patients. After retiring from Congress, Mr. Ferguson founded Ferguson Strategies, a government affairs and public policy consulting firm that served a wide range of clients, including Fortune 500 companies and start-up firms. Among his many honors and community services, he is currently Chairman of the Board of Commissioners of the New Jersey Sports and Exhibition Authority, a senior fellow at the Center for Medicine in the Public Interest and a board member of the Independent College Fund of New Jersey. Mr. Ferguson received a B.A. in government from the University of Notre Dame and a Master of Public Policy degree from Georgetown University.

Dr. Jason S. Slakter, age 59, joined Ohr as Chief Medical Officer in May 2014 and was appointed Director in January 2015. He was appointed President and Chief Executive Office in September 2015. He was previously Chief Executive Officer and co-founder of SKS Ocular LLC. He is also the Founder and Director of the Digital Angiography Reading Center (DARC) in New York, which is the largest center for ocular image evaluation for clinical trials of posterior segment disease with over 900 certified clinical sites in over 44 countries worldwide. Dr. Slakter has been involved extensively in the design and application of new diagnostic and treatment modalities for ophthalmic diseases. He has played a major role in the discovery, development and commercialization of treatments for age-related macular degeneration, diabetic retinopathy, retinal vascular disease, central serous chorioretinopathy and other retinal diseases. He has provided critical assistance in the design of clinical trials at all stages of development, and has participated in numerous meetings with the FDA. Dr. Slakter served as Chief Medical Officer for Potentia Pharmaceuticals from its inception through its acquisition by Alcon Laboratories, Inc. (Novartis). Dr. Slakter is a member of The American Ophthalmological Society, The Macula Society, The Retina Society, and The American Society of Retina Specialists, and was the founder and first Editor-in-Chief of Retinal Physician journal. He has been the recipient of many awards including The Macula Society’s Richard and Hinda Rosenthal Award for outstanding contribution to the treatment of ocular disease by an individual under the age of 45, the 2003 Helen Keller Manhattan League Award, and Life Achievement Honor Award from the American Academy of Ophthalmology. Dr. Slakter is a Clinical Professor of Ophthalmology at New York University School of Medicine and has also practiced at the Vitreous-Retina-Macula Consultants of New York for over 28 years.

Orin Hirschman, age 48, has served as a Director of Ohr since March 2009. Mr. Hirschman has over 25 years of experience in money management, leveraged buyouts, restructuring and venture capital. Mr. Hirshman has been the manager of AIGH Investment Partners, LP since 2011. From 1994 until 2001, Mr. Hirschman served as a co-manager of two private investment funds, Adam Smith Investment Partnerships and Adam Smith Investment Partners, Ltd (the “Adam Smith Funds”). In addition to Mr. Hirschman’s private placement investments over the last 13 years, the Adam Smith Funds, and AIGH Investment Partners, LP, his experience in the securities industry includes tenures with Wesray Capital, the investment firm founded by former U.S. Secretary of the Treasury William E. Simon, and Randall Rose & Company, a $100 million money management firm based in New York. Mr. Hirschman has been actively involved in the financing and structuring of over 70 companies, including many high technology companies. Mr. Hirschman has served as a Director of Novint Technologies Inc. since August 2013. Mr. Hirschman’s educational background includes an M.B.A. in Finance from New York University Graduate School of Business and a degree in Biology and Finance from Touro College where he graduated Summa Cum Laude.

Dr. Thomas M. Riedhammer, age 69, has been a Director of Ohr since April 2013, and has been a Director of DepYmed, a joint venture of Ohr, since 2014. He most recently served as Chairman of Sirion Therapeutics Inc, a position he held from 2007 to 2013. Prior to that, Dr. Riedhammer served as Chief Operating Officer of Presby Corp., a medical device company engaged in the research and development of treatments for eye disorders. Prior to Presby Corp., Dr. Riedhammer served as President and Senior Vice President of Worldwide Pharmaceuticals at Bausch and Lomb from 1994 to 2000. He also held various other positions at Bausch and Lomb including: Senior Vice President, and Chief Technical Officer from 1998 to 2000, Senior Vice President and President for Worldwide Pharmaceutical, Surgical, and Hearing Care Products from 1994 to 1998, and Vice President from 1993 to 1994. He was a corporate Vice President of Paco Pharmaceuticals and President of Paco Research Corp from 1984 to 1991. Dr. Riedhammer began his career at Bausch & Lomb as a Research Chemist and was its Director, Lens Care Products R&D. He has served as Chairman and Director of Prevent Blindness Florida, Director of Prevent Blindness America, Sjogren’s Syndrome Foundation as secretary and Junior Achievement International. Dr. Riedhammer holds a B.A. in Chemistry and a Ph.D. in Electrochemistry from State University of New York at Buffalo.

Dr. June S. Almenoff, age 60, has been a Director of Ohr since May 2013. Dr. Almenoff is currently an independent biopharma consultant and Board Director. She is the Executive Chair of RDD Pharma and an independent Board Director of Tigenix NV (Nasdaq: TIG). She also serves on the investment advisory board of the Harrington Discovery Institute (University Hospitals, Cleveland), the advisory board of Redhill Biopharma (Nasdaq: RDHL) and of several private companies. Recently, Dr. Almenoff served as President, Principal Executive Officer and Chief Medical Officer at Furiex Pharmaceuticals (Nasdaq). During her four year tenure, the company’s valuation increased approximately 10x culminating in its acquisition by Forest Labs/Actavis for approximately $1.2B in 2014. Furiex’s lead product, eluxadoline, a novel gastrointestinal drug, received FDA approval in 2015. Prior to joining Furiex, Dr. Almenoff was at GlaxoSmithKline for 12 years, where she held positions of increasing responsibility, including Vice President of the clinical safety organization. She served on the GSK’s senior governing medical boards, managed a diverse therapeutic portfolio supporting numerous regulatory approvals, and chaired a Pharma-FDA working group. She led the development of several pioneering systems for minimizing risk in early- and late-stage drug development; these have been widely implemented by pharmaceutical companies and regulatory agencies and were recognized with numerous awards including the Wall Street Journal Technology Innovation Award. Dr. Almenoff also worked in GSK’s Scientific Licensing group. Dr. Almenoff received her B.A. cum laude from Smith College and graduated with AOA honors from the M.D.-Ph.D. program at the Icahn (Mt. Sinai) School of Medicine. She completed post-graduate medical training at Stanford University Medical Center and served on the faculty of Duke University School of Medicine. She is an adjunct Professor at Duke and a Fellow of the American College of Physicians.

Sam Backenroth, age 33, has served as Chief Financial Officer and Vice President of Business Development since April 2010, and has been a Director of DepYmed, a joint venture of Ohr, since 2014. Mr. Backenroth has previously worked as an investment banker with The Benchmark Company LLC, an investment banking firm specializing in micro-cap biotech transactions. While at Benchmark, he helped fund numerous small biotech companies raise in excess of $75 million of growth equity capital through a variety of structures. Mr. Backenroth also acted as an advisor to multiple public and private biotech companies in assisting with business development activities, joint ventures, licensing, strategic partnerships, and mergers & acquisitions. He graduated with honors from Touro College with a Bachelors degree in finance.

Family Relationships

No family relationships exist between any of the executive officers and directors (or nominees for director) of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. To our knowledge, during the fiscal year ended September 30, 2017, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all of our directors and employees, including our Chief Executive Officer, Chief Financial Officer and other officers. Our Code of Ethics includes provisions covering conflicts of interest, the reporting of illegal or unethical behavior, business gifts and entertainment, compliance with laws and regulations, insider trading practices, antitrust laws, bribes or kickbacks, corporate record keeping, and corporate accounting and disclosure. The Code of Ethics is available at the Investor Relations section of our website at www.ohrpharmaceutical.com. Our Code of Ethics may also be obtained without charge upon written request to Ohr Pharmaceutical, Inc. 800 Third Avenue, 11th Floor, New York, NY 110022, Attention: Investor Relations. We intend to disclose future amendments to certain provisions of the Code, or waivers of such provisions granted to executive officers and directors, on the website within four business days following the date of such amendment or waiver.

Change in Procedures for Recommending Directors

There have been no material changes to the procedures by which our stockholders may recommend nominees to our Board from those procedures set forth in our Proxy Statement for our 2017 Annual Meeting of Stockholders, filed with the SEC on March 3, 2017.

Audit Committee

The Audit Committee’s function is to evaluate the adequacy of the Company’s internal accounting controls, review the scope of the audit by MaloneBailey, LLP and related matters pertaining to the examination of the financial statements, review the year-end and the quarterly financial statements, review the nature and extent of any non-audit services provided by the Company’s independent accountants and make recommendations to the Board of Directors with respect to the foregoing matters as well as with respect to the appointment of the Company’s independent accountants. The Audit Committee had four meetings in fiscal 2017, and each member attended all meetings. The members of the Audit Committee are independent with the meaning of the rules of the Nasdaq and applicable rules and regulations of the SEC. Members of the Audit Committee are Thomas Riedhammer (Chairman), June Almenoff and Orin Hirschman. The Board of Directors has determined that Thomas Riedhammer is a financial expert.

ITEM 11	EXECUTIVE COMPENSATION

Executive Compensation

The table below provides information on the compensation we paid to the named executive officers in fiscal 2017 and 2016.

Summary Compensation Table

	Annual Compensation					Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Stock Awards(2)	Option Awards	Non- Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation(4)	Total
Jason Slakter(1)	2017	$200,000	—	—	—	—	—	$195	$200,195
Chief Executive Officer	2016	$200,000	$175,000	$1,583,618	—	—	—	$195	$1,958,813

Sam Backenroth	2017	$200,000	—	—	—	—	—	$16,729	$216,729
Chief Financial Officer	2016	$200,000	$107,500	$587,600	—	—	—	$16,620	$911,720

Avner Ingerman	2017	$267,330	—	—	—	—	—	$16,729	$284,059
Former Chief Clinical Officer(3)	2016	$244,615	$120,000	—	—	—	—	$16,620	$381,235

(1)	Dr. Slakter became Chief Executive Officer of the Company on August 7, 2015. Salary for Dr. Slakter includes salary, bonus, and consulting fees for fiscal years 2017 and 2016.

(2)	The amounts in this column reflect the aggregate grant date fair value of equity awards granted during the applicable fiscal year, calculated in accordance with FASB ASC Topic 718.

(3)	Dr. Ingerman resigned in September 2017.

(4)	Consists of the following for each named executive officer:

Name	Year	401(k) Company	Group Term	Health Benefits	Paid Time Off buy Back	Total Other Compensation
Jason Slakter	2017	—	$195	—	—	$195
Chief Executive Officer	2016	—	$195	—	—	$195

Sam Backenroth	2017	—	$195	$16,534	—	$16,729
Chief Financial Officer	2016	—	$195	$16,425	—	$16,620

Avner Ingerman	2017	—	$195	$16,534	—	$16,729
Former Chief Clinical Officer	2016	—	$195	$16,425	—	$16,620

The Company’s Board of Directors reviews the executives’ salaries on an annual basis. Each executive may also receive an annual bonus at the discretion of the Board, in accordance with any bonus plan adopted by the Board, and participates in the Company’s employee benefit programs, stock based incentive compensation plans and other benefits.

Employment Agreements

Dr. Jason Slakter

On August 5, 2015, the Company’s Board of Directors authorized the restructuring of certain management positions, all of which became effective as of August 7, 2015. Jason S. Slakter, MD was appointed Chief Executive Officer of the Company. Dr. Slakter is paid $8,333.33 bi-monthly and is eligible for equity grants under stockholder approved equity compensation plans.

Sam Backenroth

On January 6, 2015, the Company amended its employment agreement with Sam Backenroth, Chief Financial Officer and Vice President, Business Development, to extend the term to February 28, 2016, and to provide for automatic one year extensions thereafter absent notice of termination. The employment agreement provides for an annual base salary of $200,000 for Mr. Backenroth.

Avner Ingerman

Dr. Ingerman resigned in September 2017. Prior to his resignation, the Company had entered into an employment agreement with Dr. Ingerman, for the position of Chief Clinical Officer of the Company. The initial term of the Employment Agreement was until December 31, 2017, subject to automatic renewal for successive one year periods unless either party delivers written notice of non-renewal. Dr. Ingerman received (i) a base annual salary of $230,000 during the period from the hire date until December 31, 2015, $250,000 during the 2016 calendar year, and $275,000 during the 2017 calendar year; (ii) a $50,000 sign-on bonus; (iii) five-year options for 200,000 shares of common stock, which will vest over the initial term; (iv) 60,000 shares of restricted stock which will vest over the initial term; and (v) was eligible to receive a performance bonus of $120,000 for calendar 2015, plus, at the discretion of the Company’s Compensation Committee, an additional bonus in the range of $50,000 to $100,000, and, at the end of each of calendar 2016 and 2017, and any subsequent renewal period, a bonus to be awarded at the discretion of the Compensation Committee, expected to be in the range of $100,000 to $300,000. Dr. Ingerman also received standard employee benefits during the term of his employment.

Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information with respect to outstanding individual grants through the fiscal year ended September 30, 2017 to each of our named executive officers:

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested(6)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Jason Slakter	37,500	(1)	12,500	(1)	$10.14	3/10/2020	175,179	(2)	$791,809	—	—

Sam Backenroth	45,000	(3)	15,000	(3)	$10.14	3/10/2020	65,000	(4)	$293,800	—	—

Avner Ingerman	150,000	(5)	—		$7.06	3/1/2020	—		—	—	—

(1)	One quarter of the options vested immediately and on March 10, 2016 and March 10, 2017 and one quarter of the options will vest on March 10, 2018.

(2)	175,179 shares of restricted stock vested on January 9, 2017 and 175,179 shares of restricted stock will vest on January 9, 2018.

(3)	One quarter of the options vested immediately and on March 10, 2016, and March 10, 2017, and one quarter of the options will vest on March 10, 2018.

(4)	One half of the shares of restricted stock vested on January 9, 2017 and one half of the shares of restricted stock will vest on January 9, 2018.

(5)	Vested options expiring 90 days from Dr. Ingerman’s resignation in September 2017.

(6)	The amounts in this column reflect the aggregate grant date fair value of equity awards, calculated in accordance with FASB ASC Topic 718

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

Sam Backenroth

Mr. Backenroth is entitled to (1) severance pay and benefits if his employment is terminated, whether at the end of the term of his employment agreement or termination without cause, equal to 50% of his base salary at the time of termination, or (2) alternatively, in the event of a change in control of the Company, upon (i) his termination without cause, (ii) expiration of the term of his employment agreement, or (iii) as a result of a constructive termination (that is, his resignation because he has reasonably determined in good faith that his titles, authorities, responsibilities, salary, bonus opportunities or benefits have been materially diminished, that a material adverse change in his working conditions has occurred, that his services are no longer required in light of the Company’s business plan, or the Company has breached his employment agreement) which occurs: (x) concurrently with the change in control, or (y) within 12 months of the change in control, he will be entitled to receive (A) severance pay in an amount equal to $400,000, (B) the value of any accrued but unused vacation time, (C) the amount of all accrued but previously unpaid base salary through the date of termination, and (D) all of his then current employment benefits for the longer of twelve (12) months or the full un-expired term of his employment agreement. Mr. Backenroth has the right, for a period of 30 to 90 days following termination of his employment to exercise his Company options to the extent such options are otherwise vested and exercisable as of the date of termination.

Avner Ingerman

Dr. Ingerman resigned in September 2017. Prior to his resignation, he was entitled to (1) severance pay and benefits if his employment is terminated, whether at the end of the term of his employment agreement or termination without cause, equal to 50% of his base salary at the time of termination, or (2) alternatively, in the event of a change in control of the Company, upon (i) his termination without cause, or (iii) as a result of a constructive termination (that is, his resignation because he has reasonably determined in good faith that his titles, authorities, responsibilities, salary, bonus opportunities or benefits have been materially diminished, that a material adverse change in his working conditions has occurred, that his services are no longer required in light of the Company’s business plan, or the Company has materially breached his employment agreement) which occurs: (x) concurrently with the change in control, or (y) within 12 months of the change in control, he will be entitled to receive (A) severance pay in an amount equal to $350,000, (B) the value of any accrued but unused vacation time, (C) the amount of all accrued but previously unpaid base salary through the date of termination, and (D) all of his then current employment benefits for the longer of twelve (12) months or the full un-expired term of his employment agreement. Dr. Ingerman had the right, for a period of 30 to 90 days following termination of his employment to exercise his Company options to the extent such options are otherwise vested and exercisable as of the date of termination.

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

Shares Subject to Plan. The maximum number of shares of Common Stock that may be issued under the life of the 2016 Plan pursuant to awards will be (a) 5,833,334 shares minus (b) the number of shares of Common Stock that previously have been issued pursuant to the exercise of options under the 2009 Plan or 2014 Plan or the number of shares of restricted stock granted under the 2014 Plan and the 2009 Plan that, as of December 14, 2017 are no longer subject to a substantial risk of forfeiture. One hundred percent (100%) of such shares may be issued pursuant to Options (including Incentive Stock Options), SARs, Restricted Stock Awards, Restricted Stock Units or Incentive Awards or any combination of Awards. Of the 5,833,334 shares, 333,334 previously were authorized under the 2009 Plan and 2,750,000 previously were authorized under the 2014 Plan.

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

Compensation of Directors

The following options were granted to directors serving in fiscal year 2017:

Name	Grant Date	All other stock awards: Number of shares of stock or units	All other option awards: Number of securities underlying options	Exercise Price	Grant Date Fair Value of Stock and Option Awards(1)
Michael Ferguson	5/12/2017	—	500,000	$0.65	$239,699
Chairman

(1)	The grant date fair value of the option grants is calculated in accordance with FASB ASC Topic 718 and using a Black-Scholes valuation model. Assumptions used in the calculation of these amounts are included in Note 8 of the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The following table shows the number of outstanding options held by our non-executive directors at the end of fiscal 2017:

Number of Securities Underlying

Unexercised

Options (#)(1)

Name	Exercisable		Unexercisable	Unearned	Option Exercise Price	Option Expiration Date
Michael Ferguson	250,000		250,000	—	$0.65	5/11/2022
Chairman

Orin Hirschman	63,000		21,000	—	$10.14	3/10/2020
Director	40,000		20,000	—	$5.14	1/6/2021

Thomas Riedhammer	116,667		—	—	$4.74	4/29/2018
Director	63,000		21,000	—	$10.14	3/10/2020
	40,000		20,000	—	$5.14	1/6/2021

June Almenoff	116,667		—	—	$4.68	5/16/2018
Director	63,000		21,000	—	$10.14	3/10/2020
	40,000		20,000	—	$5.14	1/6/2021

Ira Greenstein	84,000	(3)	—	—	$10.14	3/10/2020
Former Chairman(2)	60,000	(3)	—	—	$5.14	1/6/2021
	80,000	(3)	—	—	$3.62	1/21/2021

(1)	The Option numbers represent options to acquire shares of common stock.

(2)	The Company accepted Mr. Greenstein’s resignation on May 8, 2017, and entered into a separation agreement dated May 12, 2017.

(3)	Pursuant to the Separation Agreement dated May 12, 2017, each vested stock option of the Company held by Mr. Greenstein will remain exercisable for the remaining term of such option. Each unvested stock option of the Company held by Mr. Greenstein will fully vest on the date hereof and will remain exercisable for the remaining term of such option.

The following table shows the compensation of our non-executive directors for fiscal year 2017:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation		Total
Michael Ferguson	—	—	$239,699	—	—	—		$239,699
Chairman

June Almenoff	$10,000	—	—	—	—	—		$10,000
Director

Orin Hirschman	$10,000	—	—	—	—	—		$10,000
Director

Thomas Reidhammer	$10,000	—	—	—	—	—		$10,000
Director

Ira Greenstein	—	—	—	—	—	$27,326	(2)	$27,326
Former Chairman(1)

(1)	The Company accepted Mr. Greenstein’s resignation on May 8, 2017, and entered into a separation agreement dated May 12, 2017.
(2)	Severance payments made pursuant to the Greenstein separation agreement, dated May 12, 2017.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information about the beneficial ownership of our common stock as of December 13, 2017.

●	each person or entity known by us to own beneficially more than five percent of our common stock;

●	the named executive officers;

●	each of our directors; and

●	all of our directors and executive officers as a group.

In accordance with Securities and Exchange Commission rules, beneficial ownership includes any shares for which a person or entity has sole or shared voting power or investment power and any shares for which the person or entity has the right to acquire beneficial ownership within 60 days after December 13, 2017 through the exercise of any option, warrant or otherwise. Except as noted below, we believe that the persons named in the table have sole voting and investment power with respect to the shares of common stock set forth opposite their names. Percentage of beneficial ownership is based on 56,196,428 shares of common stock outstanding as of December 13, 2017, plus any shares of common stock issuable upon exercise of presently exercisable common stock options or common stock warrants held by such person or entity. All shares included in the “Right to Acquire” column represent shares subject to outstanding stock options or warrants that are exercisable within 60 days after December 13, 2017. The address of each of our directors and executive officers is c/o Ohr Pharmaceutical, Inc., 800 Third Avenue, 11th Floor, New York, New York 10022.

Name and Address of Beneficial Owner	Shares Owned	Right to Acquire	Common and Warrant Shares Owned Beneficially	Fully Diluted Ownership Percentage (1)
Orin Hirschman (2)	2,530,468	324,667	2,855,135	5.1%

Jason Slakter (3)	2,263,622	267,501	2,531,123	4.5%

Sam Backenroth (4)	212,596	211,667	424,263	*

June Almenoff (5)	16,900	296,333	313,233	*

Thomas Riedhammer (6)	8,000	296,333	304,333	*

Michael Ferguson (7)	—	250,000	250,000	*

All Officers and Directors as a Group	5,031,586	1,646,501	6,678,087	11.8%

* Less than 1%.

(1)	Calculated on the basis of shares of Common Stock outstanding plus the number of shares such holder has the right to acquire.

(2)	Mr. Hirschman has sole voting and dispositive power over shares held by AIGH Investments. AIGH Investment Partners (AIGH) directly owns shares and warrants to purchase common stock. Mr. Hirschman is the sole member of AIGH and directly determines investment and voting decisions. Mr. Hirschman indirectly owns shares as custodian of accounts for the benefit of his minor children. Mr. Hirschman shares voting and dispositive power over shares and warrants held by The Tzedakah Fund. Mr. Hirschman also owns options and warrants directly.

(3)	Consists of 1,067,898 shares of common stock held by Dr. Slakter directly and 1,195,724 shares of common stock held by SKS Ocular I LLC, an affiliate of Dr. Slakter. Dr. Slakter has sole voting and dispositive power over shares and options held by Dr. Slakter personally. Dr. Slakter shares voting and dispositive power over shares held by SKS Ocular I LLC. Dr. Slakter disclaims any beneficial ownership of the 1,195,724 shares of common stock held by SKS Ocular I LLC except to the extent of his pecuniary interest therein.

(4)	Includes shares currently issuable upon exercise of options and warrants granted to Mr. Backenroth.

(5)	Includes shares currently issuable upon exercise of options granted to Dr. Almenoff.

(6)	Includes shares currently issuable upon exercise of options granted to Dr. Riedhammer.

(7)	Includes shares currently issuable upon exercise of options granted to Mr. Ferguson.

Equity Compensation Plan Information

The following table sets forth information, as of September 30, 2017, with respect to compensation plans under which shares of the Company’s common stock are authorized for issuance:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders	2,037,716	$5.70	3,023,109
Total	2,037,716	$5.70	3,023,109

ITEM 13	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Interest of Management in Certain Transactions

In May 2014, the Company acquired certain assets of SKS Ocular (and affiliates; collectively referred to as “SKS”), which is a related person of Dr. Slakter, currently a director of the Company and its Chief Executive Officer. In consideration thereof, the Company paid $3.5 million in cash and 1,194,862 shares of the Company’s common stock. Dr. Slakter was not a director of the Company at the time of the transaction. In the acquisition, the Company entered into a consulting agreement with Dr. Slakter, and agreed to appoint a designee of SKS as a director of the Company. The Company is also obliged to grant to SKS Ocular up to an aggregate of 1,493,577 shares of the common stock upon reaching certain milestones. In December 2015, milestone 1 was achieved, and in May 2016, milestone 2 was achieved, resulting in the issuance of 995,718 shares of Ohr common stock to SKS Ocular 1 LLC. The Company was invoiced $267,680 in fiscal 2016, and $373,456 in fiscal 2017 from Digital Angiography Reading Center, an affiliate of Dr. Slakter, for services rendered to the Company.

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

The Board of Directors has selected MaloneBailey, LLP as the Company’s independent auditors for the fiscal year ended September 30, 2017. MaloneBailey, LLP has audited Ohr Pharmaceutical’s financial statements since 2012.

Principal Accountant Fees and Services.

For fiscal year 2017, MaloneBailey, LLP charged the Company a total of $124,950 for independent accounting and review fees. For fiscal year 2016, MaloneBailey, LLP charged the Company a total of $59,000 for independent accounting and review fees.

	Fiscal Year Ended
	September 30, 2017 (1)	September 30, 2016 (2)
Audit Fees & Audit-Related Fees	$124,950	$59,000
Tax Fees	4,250	8,124
All Other Fees	—	—
Total Fees	$129,200	$67,124

(1)	Fees billed to the Company through September 30, 2017.

(2)	Fees billed to the Company through September 30, 2016.

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

Part IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents listed below are filed as exhibits to this Annual Report on Form 10-K. (a) Exhibit Index:

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Ohr Pharmaceutical, Inc. (File No. 001-35963)
2.1	Contribution Agreement, dated May 14, 2014, among Ohr Pharmaceutical, Inc., certain affiliates of Ohr, SKS Ocular, LLC, SKS Ocular 1, LLC, and the controlling members of SKS	May 16, 2014, Form 8-K, Exhibit 2.1

2.2	Agreement and Plan of Merger, dated May 30, 2014, Ohr Pharmaceutical, Inc., Ohr Holdco, Inc., and Ohr Merger Sub, Inc.	June 2, 2014, Form 8-K, Exhibit 2.2

2.3	Asset Purchase Agreement, dated August 21, 2009, between Ohr Pharmaceutical, Inc. and Genaera Liquidating Trust	August 26, 2009, Exhibit 10.01

3.1	Certificate of Incorporation of Ohr Pharmaceutical, Inc.	June 2, 2014, Form 8-K, Exhibit 3.1(a)

3.2	Certificate of Amendment to Certificate of Incorporation of Ohr Pharmaceutical, Inc.	June 2, 2014, Form 8-K, Exhibit 3.1(b)

3.3	By-Laws of Ohr Pharmaceutical, Inc.	June 2, 2014, Form 8-K, Exhibit 3.2

4.1(a)	Form of Class J Common Stock Purchase Warrant issued on December 16, 2011	December 20, 2011, Form 8-K, Exhibit 10.25

4.1(b)	Amendment, dated March 11, 2014, to Class J Common Stock Purchase Warrants	March 14, 2014, Form 8-K, Exhibit 10.39

4.2	Form of Consulting Warrants	June 30, 2011, Form 10-Q, Exhibit 10.21

4.3	Form of Series A Warrant	December 8, 2016, Form 8-K, Exhibit 4.1

4.5	Form of Warrant	April 6, 2017, Form 8-K, Exhibit 4.1

10.1*	Form of Non-Qualified Option Agreement	March 15, 2012, Form 8-K, Exhibit 10.26

10.2(a)*	Employment Agreement, dated January 8, 2014, between Ohr Pharmaceutical, Inc. and Sam Backenroth	January 10, 2014, Form 8-K, Exhibit 10.38

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Ohr Pharmaceutical, Inc. (File No. 001-35963)
10.2(b)*	Amendment 1, dated as of January 6, 2015, to the Employment Agreement, dated January 8, 2014, between Ohr Pharmaceutical, Inc. and Sam Backenroth	January 8, 2015, Form 8-K, Exhibit 10.51

10.2(c)*	Proprietary Information and Inventions Agreement, dated April 10, 2010, between Ohr Pharmaceutical, Inc. and Sam Backenroth	September 30, 2015, form 10-K, Exhibit 10.3(c)

10.3*	Employment Agreement, dated as of February 24, 2015, between Ohr Pharmaceutical, Inc. and Avner Ingerman	February 26, 2015, Form 8-K, Exhibit 10.52

10.4	Securities Purchase Agreement, dated April 5, 2016, by and among Ohr Pharmaceuticals, Inc. and to purchasers listed therein.	April 6, 2017, Form 8-K, Exhibit 10.1.

10.5	Placement Agent Agreement dated as of April 5, 2017, by and among Ohr Pharmaceutical, Inc., Chardan Capital Markets, LLC and H.C. Wainwright & Co., LLC	April 6, 2017, Form 8-K, Exhibit 10.2

10.6	Assignment and Assumption Agreement, dated as of May 30, 2014, between Ohr Pharmaceutical, Inc. and Ohr Holdco, Inc.	June 2, 2014, Form 8-K, Exhibit 10.44

10.7	Subscription Agreement, dated as of April 8, 2014, among Ohr Pharmaceutical, Inc. and the purchasers identified on the signature page thereto	April 8, 2014, Form 8-K, Exhibit 10.41

10.8	Placement Agency Agreement, dated as of April 8, 2014, among Ohr Pharmaceutical, Inc. and Chardan Capital Markets, LLC and Brean Capital, LLC	April 8, 2014, Form 8-K, Exhibit 10.40

10.9	Securities Purchase Agreement, dated December 7, 2016, by and among Ohr Pharmaceuticals, Inc. and to purchasers listed therein	December 8, 2016, Form 8-K, Exhibit 10.1

10.10	Letter Agreement, dated December 2, 2016, by and betweeen Ohr Pharmaceutical, Inc. and H.C. Wainwright & Co., LLC	December 8, 2016, Form 8-K, Exhibit 10.2

10.11a	Ohr Pharmaceutical, Inc. 2016 Consolidated Stock Incentive Plan	March 21, 2016, Form 8-K, Exhibit 10.1

10.11(b)*	Form of Stock Option Agreement	Filed herewith

10.11(c)*	Form of Restricted Stock Agreement	Filed herewith

10.10(a)*	The Ohr Pharmaceutical, Inc. 2014 Stock Incentive Plan	April 14, 2014, Form 8-K, Exhibit 10.42

10.10(b)*	Amendment to Ohr Pharmaceutical, Inc. 2014 Stock Incentive Plan	September 30, 2015, Form 10-K, Exhibit 10.8(b)

10.11*	Form of Stock Option Agreement	March 31, 2015, Form 10-Q, Exhibit 10.53

10.12*	Ohr Pharmaceutical, Inc. 2009 Stock Incentive Plan	March 31, 2010, Form 10-Q, Exhibit 10.1

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Ohr Pharmaceutical, Inc. (File No. 001-35963)
14	Code of Ethics	September 30, 2015, Form 10-K, 10.8(b)

21	Subsidiaries of the Registrant	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith

32.1	Section 906 Certification of Chief Executive Officer	Filed herewith

32.2	Section 906 Certification of Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:
OHR PHARMACEUTICAL, INC.

Dated: December 15, 2017
	By:	/s/ JASON SLAKTER
Jason Slakter, Chief Executive Officer
(Principal Executive Officer)

Dated: December 15, 2017	By:	/s/ SAM BACKENROTH
Sam Backenroth, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 15, 2017	By:	/s/ JASON SLAKTER
Jason Slakter, Director

Dated: December 15, 2017	By:	/s/ MICHAEL FERGUSON
Michael Ferguson, Director

Dated: December 15, 2017	By:	/s/ ORIN HIRSCHMAN
Orin Hirschman, Director

Dated: December 15, 2017	By:	/s/ JUNE ALMENOFF
June Almenoff, Director

Dated: December 15, 2017	By:	/s/ THOMAS RIEDHAMMER
Thomas Riedhammer, Director

