Form 10-Q
period 2017-12-31
Ohr Pharmaceutical Inc
filed 2018-02-14
CIK 1173281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 56,466,428 shares of Common Stock outstanding as of February 13, 2018.

OHR PHARMACEUTICAL, INC.

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

OHR PHARMACEUTICAL, INC.

Consolidated Balance Sheets

(Unaudited)

	December 31,	September 30,
	2017	2017
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$8,724,057	$12,801,085
Prepaid expenses and other current assets	100,722	223,278
Total Current Assets	8,824,779	13,024,363

EQUIPMENT, net	60,890	63,757

OTHER ASSETS
Security deposit	—	12,243
Intangible assets, net	13,805,484	14,087,602
Goodwill	740,912	740,912
TOTAL ASSETS	$23,432,065	$27,928,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,598,471	$4,827,525
Notes payable	—	106,387
Total Current Liabilities	3,598,471	4,933,912
Long-term liabilities	150,000	150,000

TOTAL LIABILITIES	3,748,471	5,083,912

STOCKHOLDERS’ EQUITY
Preferred stock, Series B; 6,000,000 shares authorized, $0.0001 par value, 0 shares issued and outstanding, respectively	—	—
Common stock; 180,000,000 shares authorized, $0.0001 par value, 56,421,428 and 56,196,428 shares issued and outstanding, respectively	5,642	5,619
Additional paid-in capital	131,917,917	130,927,953
Accumulated deficit	(112,239,965)	(108,088,607)

Total Stockholders’ Equity	19,683,594	22,844,965
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,432,065	$27,928,877

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OHR PHARMACEUTICAL, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended December 31,
	2017	2016
OPERATING EXPENSES

General and administrative	$1,510,032	$1,746,356
Research and development	2,387,731	4,931,144
Depreciation and amortization	284,986	298,435
TOTAL OPERATING LOSS	4,182,749	6,975,935

OTHER INCOME (EXPENSE)
Other income (expense)	31,391	281
Total Other Income (Expense)	31,391	281

LOSS FROM OPERATIONS BEFORE
INCOME TAXES	(4,151,358)	(6,975,654)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(4,151,358)	$(6,975,654)

BASIC AND DILUTED LOSS PER SHARE (in dollars per share)	$(0.07)	$(0.21)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	56,203,765	32,836,505

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OHR PHARMACEUTICAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended December 31,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(4,151,358)	$(6,975,654)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	135,701	440,052
Stock option expense	629,286	566,573
Depreciation	2,867	15,736
Amortization of intangible assets	282,118	282,699
Changes in operating assets and liabilities
Prepaid expenses and deposits	122,556	247,926
Accounts payable and accrued expenses	(1,229,054)	(507,793)
Security Deposit used	12,243	—

Net Cash Used in Operating Activities	(4,195,641)	(5,930,461)

INVESTING ACTIVITIES
Purchase of property and equipment	—	(4,833)
Net Cash Provided by/ (Used in) Investing Activities	—	(4,833)

FINANCING ACTIVITIES
Proceeds for issuance of common stock for cash	—	6,846,483
Proceeds from warrants exercised for cash	225,000	118,801
Repayments of short-term notes payable	(106,387)	(87,798)
Net Cash Provided by/ (Used in) Financing Activities	118,613	6,877,486

NET CHANGE IN CASH	(4,077,028)	942,192
CASH AT BEGINNING OF PERIOD	12,801,085	12,546,890

CASH AT END OF PERIOD	$8,724,057	$13,489,082

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$1,770	$1,320

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OHR PHARMACEUTICAL, INC.

Notes to Unaudited Consolidated Financial Statements

December 31, 2017

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Ohr Pharmaceutical, Inc. and its subsidiaries (the “Company”). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X related to interim period financial statements. Accordingly, these consolidated financial statements do not include certain information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2017, and for all periods presented herein, have been made.

It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017. The results of operations for the quarterly periods ended December 31, 2017 and 2016 are not necessarily indicative of the operating results for the full years.

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

Fair Value of Financial Instruments

In accordance with ASC 820, the carrying value of cash and cash equivalents, accounts payable and notes payable approximates fair value due to the short-term maturity of these instruments. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

There are no assets and liabilities that are measured and recognized at fair value as of December 31, 2017 and September 30, 2017, on a recurring basis.

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

Going Concern

To date, the Company has no revenue from product sales and management expects continuing operating losses and negative cash outflows in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Management expects to seek additional funds through equity or debt financings or through collaboration, licensing transactions or other sources. The Company may be unable to obtain equity or debt financings or enter into collaboration or licensing transactions. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets at December 31, 2017 and September 30, 2017:

	December 31,	September 30,
	2017	2017
License Rights	$17,712,991	$17,712,991
Patent Costs	200,000	200,000
	17,912,991	17,912,991
Accumulated Amortization	(4,107,507)	(3,825,389)
Total Intangible Assets	$13,805,484	$14,087,602

During the three month period ended December 31, 2017, the Company recognized $282,118 in amortization expense on the patents and license rights.

NOTE 4 – NOTES PAYABLE

On February 28, 2017, the Company entered into a premium financing arrangement for its directors’ and officers’ insurance policy in the amount of $261,326. The financing arrangement bears interest at 7.5% per annum. As of December 31, 2017, the Company had repaid the note in full in the amount of $261,326 of principal and had paid total interest of $9,067.

NOTE 5 – EQUITY

Common Stock Warrants

In December 2017, 225,000 shares of common stock were issued in connection with the exercise of warrants issued and sold to various purchasers as part of a registered offering that closed on April 10, 2017. The warrants were exercised at a price of $1.00 per share, and $225,000 in cash was received during the quarter ended December 31, 2017.

Below is a table summarizing the warrants issued and outstanding as of December 31, 2017 (“Price” reflects the weighted average exercise price per share):

	Warrants	Price
Outstanding at September 30, 2017	16,178,110	$1.23
Granted
Investor warrants	—	—
Stock-based compensation warrants	250,000	1.00
Exercised
Investor warrants	(225,000)	1.00
Stock-based compensation warrants	—	—
Forfeited or expired
Investor warrants	—	—
Stock-based compensation warrants	—	—
Outstanding at December 31, 2017	16,203,110	$1.23
Exercisable at December 31, 2017	16,078,108	$1.23

As of December 31, 2017, the warrants have a weighted average remaining term of 4.19 years and have an intrinsic value of $12,212,051.

Stock Based Compensation

The Company’s Consolidated 2016 Stock Plan (“the Plan”) provides for granting stock options and restricted stock awards to employees, directors and consultants of the Company. The Company uses the Black-Scholes pricing model for determining the fair value of stock options and warrants granted as share based compensation.

The following assumptions were used to calculate the fair value of the Company's warrants and options issued during the three months ended December 31, 2017:

	Warrants	Options
Expected term	2 years	3.25 to 5 years
Expected volatility	73%	101%
Expected dividends	0%	0%
Risk-free rates	1.73%	1.68%

Warrants. In October 2017, the Company issued a warrant to purchase 250,000 shares of common stock to a consultant for services to be rendered. The warrant vests in six equal consecutive monthly amounts at the end of each calendar month starting October 31, 2017, at an exercise price of $1.00 per share, for a term of two years from the date of issuance.

During the three month period ended December 31, 2017, the Company recognized $152,192 of expense related to warrants granted as stock based compensation. Unamortized expense as of December 31, 2017 for outstanding warrants issued as stock based compensation amounted to $73,569. Refer to the Common Stock Warrants table within this note for information regarding all outstanding warrants.

Options. In October 2017, the Company granted nonqualified stock options to purchase an aggregate of 1,640,000 shares of common stock to certain directors, employees, executive officers and key consultants. Other than the issuance of a stock option to purchase 80,000 shares of common stock issued to one key consultant, one third of the shares of common stock subject to the stock options became exercisable immediately, and one third of the shares of common stock subject to the stock options will become exercisable on each of October 16, 2018 and October 16, 2019. With respect to the stock option to purchase 80,000 shares of common stock issued to one key consultant, one quarter of the shares of common stock subject to the stock option vested immediately, and the remaining three quarters of the shares of common stock subject to the stock option are exercisable upon the achievements of certain milestones in connection with the Company’s MAKO clinical study. All but one milestone has been achieved. As such, the 20,000 shares of common stock associated with this unmet performance condition have been accounted for as forfeitures and 60,000 shares have vested as of December 31, 2017. The stock options have an exercise price of $0.67 per share and expire on October 15, 2022.

During the three month period ended December 31, 2017, the Company recognized $477,094 of expense related to options granted. Unamortized option expense as of December 31, 2017 for all options outstanding amounted to $599,557. The Company expects to recognize this compensation cost over a weighted-average period of 1.48 years.

Below is a table summarizing the Company’s activity for the three month period ended December 31, 2017 (“Price” reflects the weighted average exercise price per share):

	Options	Price
Outstanding at September 30, 2017	2,250,500	$5.58
Granted	1,640,000	$0.67
Exercised	—	—
Forfeited or expired	(210,666)	$6.38
Outstanding at December 31, 2017	3,679,834	$3.34
Exercisable at December 31, 2017	2,174,576	$4.51

As of December 31, 2017, the outstanding options have a weighted average remaining term of 4.25 years and an intrinsic value of $2,532,800.

Restricted Stock. During the three month period ended December 31, 2017, the Company recognized $135,701 of expense related to restricted stock awards. As of December 31, 2017, there was $59,400 of unamortized expense. The Company expects to recognize this compensation cost over a weighted-average period of .03 years.

Below is a table summarizing the Company’s activity for the three months ended December 31, 2017:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2017	270,179	$4.53
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2017	270,179	$4.53

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s results of operations, prospects, cash flows, financial position and brand. On February 14, 2018, plaintiff, Jeevesh Khanna, commenced an action in the Southern District of New York, alleging that several current and former officers violated federal securities laws between June 24, 2014 and January 4, 2018. The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys' fees and costs, they seek to recover damages on behalf of themselves and other persons who purchased or otherwise acquired our stock during the putative class period and purportedly suffered financial harm as a result. We dispute these claims and intend to defend the matter vigorously.

Severance Pay

As of December 31, 2017, the Company agreed to pay a former director severance pay in the amount of $250,000 over a five year period. The non-current portion of the liability is reported as long-term liability in the amount of $150,000 in the consolidated balance sheets.

NOTE 7 – RELATED PARTY TRANSACTION

The Contract Research Organization (“CRO”) that ran our clinical trial contracted with Jason S. Slakter, M.D., P.C., d/b/a Digital Angiography Reading Center (“DARC”), a well-known digital reading center, which is owned by Dr. Jason Slakter, Ohr’s CEO, pursuant to our related party transactions policy, with the review and approval of the Audit Committee, to provide digital reading and imaging services in connection with the clinical study. During the three months ended December 31, 2017, and 2016, the Company’s CRO was invoiced or accrued $731,832 and $152,405 from DARC.

NOTE 8 – SUBSEQUENT EVENTS

On January 5, 2018, the Company reported topline data from the MAKO study which did not meet its primary efficacy endpoint. The MAKO study evaluated the efficacy and safety of topically administered squalamine in combination with monthly Lucentis® injections for the treatment of wet age-related macular degeneration (“wet-AMD”). The primary efficacy endpoint was the mean visual acuity gain at nine months, using a mixed-effects model for repeated measures (MMRM) analysis. Subjects receiving squalamine combination therapy (n=119) achieved a mean gain of 8.33 letters from baseline versus 10.58 letters from baseline with Lucentis® monotherapy (n=118). There were no differences in the safety profile between the two treatment groups. Based on these results, we have discontinued further development of squalamine and are evaluating strategic alternatives to maximize shareholder value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our discussion and analysis of the business and subsequent discussion of financial conditions may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical in nature, including statements about beliefs and expectations, are forward-looking statements. Words such as “may,” “will,” “should,” “estimates,” “predicts,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties as described in greater detail in Item IA, Part II, our “Risk Factors” beginning on page 13 of this Report. You are cautioned that these forward-looking statements reflect management’s estimates only as of the date hereof, and we assume no obligation to update these statements, even if new information becomes available or other events occur in the future, except as required by law. Actual future results, events and trends may differ materially from those expressed in or implied by such statements depending on a variety of factors, including, but not limited to those set forth in our filings with the Securities and Exchange Commission (“SEC”). Specifically, and not in limitation of these factors, we may alter our plans, strategies, objectives or business.

Company Overview

Ohr Pharmaceutical, Inc. (“we,” “us,” “our,” “Ohr,” or the “Company”) is a pharmaceutical company focused on the development of novel therapeutics and delivery technologies for the treatment of ocular disease.

Recent Developments

On January 5, 2018, the Company reported topline data from the MAKO study which did not meet its primary efficacy endpoint. The MAKO study evaluated the efficacy and safety of topically administered squalamine in combination with monthly Lucentis® injections for the treatment of wet-AMD. The primary efficacy endpoint was the mean visual acuity gain at nine months, using a mixed-effects model for repeated measures (MMRM) analysis. Subjects receiving squalamine combination therapy (n=119) achieved a mean gain of 8.33 letters from baseline versus 10.58 letters from baseline with Lucentis® monotherapy (n=118). There were no differences in the safety profile between the two treatment groups. Based on these results, we have discontinued further development of squalamine and are evaluating strategic alternatives to maximize shareholder value.

The Board of Directors has engaged Roth Capital Markets, LLC, to advise the Board of Directors and management, and to assist in pursuing a range of strategic alternatives including some of the following: License, divestiture, or other monetization of current assets; license or acquisition of additional assets; merger, joint venture, partnership, or other business combination with another entity, public or private. The Board has not set a definitive timetable for completion of this process. There can be no assurance that this process will result in a strategic alternative of any kind. The Company does not intend to disclose developments or provide updates on the progress or status of this process unless it deems further disclosure is appropriate or required.

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

In April 2016, we commenced enrollment in the MAKO study. The study was a multi-center, randomized, double-masked, placebo-controlled clinical trial to evaluate the efficacy and safety of squalamine combination therapy for the treatment of wet-AMD. Subjects were randomized 1:1 to receive topical squalamine lactate ophthalmic solution, 0.2%, (“squalamine”) twice daily (“BID”) and monthly Lucentis® injections (“squalamine combination”) or topical placebo BID and monthly Lucentis® injections (“Lucentis monotherapy”). Eligibility criteria for the study eye included: newly diagnosed with wet-AMD and no previous treatment, occult neovascularization, if present, measured less than 10mm2 as assessed by fluorescein angiography, and visual acuity between 20/40 and 20/320. A total of 237 subjects were randomized. Visual acuity was measured monthly using the Early Treatment of Diabetic Retinopathy Study (ETDRS) eye chart. The primary efficacy endpoint was the mean visual acuity gain at nine months, using a mixed-effects model for repeated measures (MMRM) analysis.

On January 5, 2018, the Company reported topline data from the study which did not meet its primary efficacy endpoint. The study evaluated the efficacy and safety of topically administered squalamine in combination with monthly Lucentis® injections for the treatment of wet-AMD. The primary efficacy endpoint was the mean visual acuity gain at nine months, using a mixed-effects model for repeated measures (MMRM) analysis. Subjects receiving squalamine combination therapy (n=119) achieved a mean gain of 8.33 letters from baseline versus 10.58 letters from baseline with Lucentis® monotherapy (n=118). There were no differences in the safety profile between the two treatment groups. Based on the results of the study, we are no longer moving squalamine forward in clinical development.

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

Net working capital reserves decreased from the end of the Company’s 2017 fiscal year to the end of the first quarter in fiscal year 2018 by $2,864,143 (to $5,226,308 from $8,090,451) primarily due to costs related to the clinical trial. We expect our cash burn to significantly decrease in the remainder of fiscal 2018 as compared to the same periods in 2017 as a result of the completion of the MAKO study. Management has concluded that due to the conditions described above, there is substantial doubt about the Company’s ability to continue as a going concern. The Company does not have a bank line of credit or other fixed source of capital reserves. When it will need additional capital in the future, the Company will be primarily reliant upon private or public placement of its equity or debt securities, or a transaction with a partner, but presently there can be no assurance that the Company will be successful in such efforts. In April 2017, the Company closed a public offering for net proceeds of approximately $12.7 million, and management believes the Company has sufficient capital to meet its planned operating needs through the end of calendar 2018.

Results of Operations

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

Results of operations for the three months ended December 31, 2017 (“2017”) reflect the following changes from the prior period (“2016”).

	2017	2016	Change
General and administrative	$1,510,032	$1,746,356	$(236,324)
Research and development	2,387,731	4,931,144	(2,543,413)
Depreciation and amortization	284,986	298,435	(13,449)
Total Operating Expenses	4,182,749	6,975,935	(2,793,186)

Operating Loss	(4,182,749)	(6,975,935)	2,793,186

Other income (expense)	31,391	281	31,110
Net Loss	$(4,151,358)	$(6,975,654)	$2,824,296

The Company had no net revenues from operations in 2016 or 2017. Accordingly, the Company had no cost of revenue from operations in 2016 or 2017.

General and administrative expenses from operations remained relatively flat, with a $236,324 decrease when comparing 2017 to 2016.

The Company incurred $2,387,731 in research and development expenses in 2017 compared to $4,931,144 in 2016. The decrease is a result of significant upfront costs paid in 2016 related to the MAKO study in wet-AMD.

Depreciation and amortization expense remained relatively stable with $298,435 in 2016 and $284,986 in 2017.

For the three months ended December 31, 2017, the Company recognized a net loss of $4,151,358 compared to a net loss of $6,975,654 for the same period in 2016. The decrease in net loss is primarily a result of significant upfront costs paid in 2016 that were related to the MAKO study in wet-AMD. Until the Company is able to generate revenues, management expects to continue to incur net losses.

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

On February 14, 2018, plaintiff, Jeevesh Khanna, commenced an action in the Southern District of New York, alleging that several current and former officers violated federal securities laws between June 24, 2014 and January 4, 2018. The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys' fees and costs, they seek to recover damages on behalf of themselves and other persons who purchased or otherwise acquired our stock during the putative class period and purportedly suffered financial harm as a result. We dispute these claims and intend to defend the matter vigorously.

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

Risks Relating to Our Financial Position and Need for Capital

Our business was substantially dependent on the success of squalamine, which recently failed to meet its primary efficacy endpoint in the MAKO Study. We are unable to identify a viable path forward for continued development of this product candidate.

To date, we have devoted a substantial portion of our research, development, clinical efforts and financial resources toward the development of squalamine for the treatment of wet-AMD. Squalamine was our lead product candidate. On January 5, 2018, we announced topline results from our MAKO Study which did not meet its primary efficacy endpoint. We are unable to identify a viable plan for continued clinical development of this product candidate. Because our business was substantially dependent on the success of squalamine, we have curtailed all of our activities on this program and may be required to liquidate, dissolve or otherwise wind down our operations if we are unable to consummate a strategic alternative.

We may not be able to monetize the non squalamine assets, including the SKS sustained release ocular drug delivery platform technology or the non-ophthalmology assets.

We may not be able to monetize any or some of the non-squalamine assets, including the SKS sustained release ocular drug delivery platform technology, the animal model for dry AMD or the non-ophthalmology assets, including the PTP1b inhibitor trodusquemine and related analogs. In that event, we may be constrained to write off those assets, in whole or in part.

We are subject to securities class action litigation.

As a result of our announcement of negative results from the MAKO Study, our stock price declined substantially. On February 14, 2018, a securities class action litigation was brought against us. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

If we fail to continue to meet all applicable Nasdaq Capital Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

Our common stock is listed on the Nasdaq Capital Market. In order to maintain our listing, we must meet minimum financial and other requirements, including requirements for a minimum amount of capital, a minimum price per share and continued business operations so that we are not characterized as a “public shell company.” If we are unable to comply with Nasdaq’s listing standards, Nasdaq may determine to delist our common stock from the Nasdaq Capital Market. In the event that our common stock is delisted from the Nasdaq Capital Market and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Markets. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

On April 6, 2017, we received a notification letter from Nasdaq indicating that the bid price of our common stock for the last 30 consecutive business days had closed below the minimum $1.00 per share required for continued listing under Nasdaq Listing Rule 5550(a). We were provided a period of 180 calendar days, or until October 3, 2017, to regain compliance. At the end of September 2017, the Company determined that it would not be in compliance with the minimum closing bid price requirement by October 3, 2017, which would subject the Company’s common stock to delisting from Nasdaq. As a result, the Company notified Nasdaq and applied for an extension of the cure period, as permitted under the original notification. In the application, the Company indicated that it met the continued listing requirement for market value of publicly-held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum closing bid price, and provided written notice of its intention to cure the deficiency during the second compliance period of an additional 180 days. On October 4, 2017, we received a written notice from Nasdaq that we were granted an additional 180 calendar days, or until April 2, 2018, to regain compliance with the minimum $1.00 bid price per share requirement of the Listing Rules of Nasdaq. On December 15, 2017, the Company received notice from Nasdaq confirming that for the last 10 consecutive business days, from December 1, 2017 to December 14, 2017, the closing bid price of the Company’s common stock had been at $1.00 per share or greater. Accordingly, Nasdaq determined that the Company had regained compliance with Nasdaq Listing Rule 5550(a)(2). Although we have regained Nasdaq compliance, there can be no assurance that we will be able to maintain compliance with the requirements for listing our common stock on the Nasdaq. The failure to maintain our listing on the Nasdaq could have an adverse effect on the market price and liquidity of our shares of common stock.

There is no certainty that we will be able to execute on any strategic alternatives to maximize shareholder value. If we are unable to identify and execute such strategic alternatives, we may be forced to cease operations.

Based on the results of the MAKO study, we began a comprehensive review of strategic alternatives to maximize shareholder value. We have retained Roth Capital Markets, LLC, to advise and assist us in this review. The strategic alternatives that we are exploring, may include some or all of the following: license, divestiture, or monetization of current assets; license or acquisition of additional assets; merger, joint venture, partnership, or other business combination with another entity, public or private. There can be no assurance that this review process will result in a transaction, or that if a transaction does occur, that it will successfully enhance stockholder value. Our expected cash position, net of all liabilities, limits our attractiveness to potential merger candidates and the value that we may receive in such merger, joint venture, partnership, or other business combination scenarios may be less than the current market value of the Company.

We have incurred significant losses and anticipate that we will incur additional losses. We might never achieve or sustain revenues.

We have experienced significant net losses since our inception. As of December 31, 2017, we had an accumulated deficit of approximately $112 million. We expect to continue to incur net losses. We do not expect to receive, for at least the next several years, any revenues from the commercialization of our product candidates.

The report of our independent registered public accounting firm expresses substantial doubt about the Company’s ability to continue as a going concern. Such “going concern” opinion could impair our ability to obtain financing.

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

As a result of the negative results from the MAKO Study and our limited financial resources, we may not be successful in retaining key employees.

Our cash conservation activities may yield unintended consequences, such as reduced employee morale and unwanted attrition. Competition among biotechnology companies for qualified employees is intense, and the ability to retain our key employees is critical to our ability to effectively manage our resources while we seek to identify and implement strategic alternatives. Loss of any of our key employees could have a material adverse effect on our business.

Risks Related to Our Business and Industry

We currently do not have, and may never have, any products that generate revenues.

We are a development stage pharmaceutical company and currently do not have, and may never have, any products that generate revenues. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. To date, we have not generated any product revenues from our product candidates. We cannot guarantee that any of our product candidates will ever become marketable products.

We are highly dependent upon our ability to raise additional capital. Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, and partnerships. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as holders of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise capital through a partnership, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves, or cease operations and liquidate.

We are highly dependent upon our ability to enter into agreements with collaborative partners to develop, commercialize, and market our products.

Our strategy is to seek a strategic commercial partner, or partners, such as large pharmaceutical companies, with extensive experience in the development, commercialization, and marketing of ophthalmic and non-ophthalmic products. To date, we have not entered into any strategic partnerships for any of our products. We face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be intricate and time consuming to negotiate and document. We may not be able to negotiate strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships.

While our strategy is to partner with an appropriate party, no assurance can be given that any third party would be interested in partnering with us. We currently lack the resources to conduct clinical trials, to manufacture any of our product candidates on a large scale, and we have no sales, marketing or distribution capabilities. In the event we are not able to enter into a collaborative agreement with a partner or partners, on commercially reasonable terms, or at all, we may be unable to conduct clinical trials, or to commercialize our products, which would have a material adverse effect upon our business, prospects, financial condition, and results of operations.

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

We are dependent on contract research organizations, third-party vendors and independent investigators for preclinical testing, and clinical trials related to our drug discovery and development efforts, and we will likely continue to depend on them to assist in our future discovery and development efforts. These parties are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. If they fail to devote sufficient time and resources to our drug development programs or if their performance is substandard, it will delay the development and commercialization of our product candidates. The parties with which we contract for execution of our clinical trials will play a significant role in the conduct of the trials and the subsequent collection and analysis of data. Their failure to achieve their research goals or otherwise meet their obligations on a timely basis could adversely affect clinical development of our product candidates.

Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

●	have staffing difficulties;

●	fail to comply with contractual obligations;

●	experience regulatory compliance issues;

●	undergo changes in priorities or become financially distressed; or

●	form relationships with other parties, some of which may be our competitors.

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

If our contract research organizations do not successfully carry out their duties or if we were to lose relationships with contract research organizations, our drug development efforts could be delayed or terminated.

If we were to lose relationships with any one or more of these parties, we could experience a significant delay in both identifying another comparable provider and then contracting for its services. We may be unable to retain an alternative provider on reasonable terms, if at all. Even if we locate an alternative provider, it is likely that this provider may need additional time to respond to our needs and may not provide the same type or level of service as the original provider. In addition, any provider that we retain will be subject to current CGLP and CGCP, other regulatory standards, and similar foreign standards, and we do not have control over compliance with these regulations by these providers. Consequently, if these practices and standards are not adhered to by these providers, the development and commercialization of our product candidates could be delayed, and have a material adverse effect on our business.

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

We may not be able to continue or fully exploit our partnerships with outside scientific and clinical advisors, which could impair the progress of clinical trials and our research and development efforts.

We work with scientific and clinical advisors who are experts in the field of ocular disorders. They advise us with respect to our programs. These advisors are not our employees and may have other commitments that would limit their future availability to us. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services, which may impair our reputation in the industry and delay the development or commercialization of our product candidates.

We rely completely on third-party manufacturers which may result in delays in clinical trials, regulatory approvals and product introductions.

We have no manufacturing facilities and do not have extensive experience in the manufacturing of drugs or in designing drug manufacturing processes. We will have to contract with third-party manufacturers to produce, in collaboration with us, our product candidates for clinical trials. If any of our product candidates are approved by the FDA or other regulatory agencies, including foreign regulatory agencies for commercial sale, we may need to amend our contract with the manufacturer or contract with another third party to manufacture them in larger quantities. If we need to enter into alternative arrangements, it could delay our product development activities. Our reliance on these third parties for development activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study and trial protocols. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated study and trial plans and protocols, or if there are disagreements between us and these third parties, we will not be able to initiate, or complete, or may be delayed in completing, the clinical trials required to support future approval of our product candidates. In some such cases, we may need to locate an appropriate replacement third-party relationship, which may not be readily available or with acceptable terms, which would cause additional delay with respect to the approval of our product candidates and would thereby have a material adverse effect on our business, financial condition, results of operations and prospects.

We have not entered into long-term agreements with third-party manufacturers or with any alternate suppliers. Although we intend to do so prior to any commercial launch of a product that is approved by the FDA or any comparable foreign regulatory authorities in order to ensure that we maintain adequate supplies of commercial drug product, we may be unable to enter into such agreements or do so on commercially reasonable terms, which could delay a product launch or subject our commercialization efforts to significant supply risk. In addition, reliance on third-party manufacturers entails risks to which we would not be subject to if we manufactured the product candidates ourselves, including:

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

Any of these events could lead to clinical trial delays or failure to obtain regulatory approval or impact our ability to successfully commercialize future product candidates. Some of these events could be the basis for FDA or any comparable foreign regulatory authority action, including injunction, recall, seizure or total or partial suspension of product manufacture.

Contract manufacturers are subject to significant regulatory oversight with respect to manufacturing products. The manufacturing facilities on which we rely may not continue to meet regulatory requirements and may have limited capacity.

Any manufacturers of our product candidates are obliged to operate in accordance with FDA-mandated CGMPs. In addition, the facilities that would be used by contract manufacturers or other third party manufacturers to manufacture our product candidates must be approved by the FDA or other foreign regulatory authority pursuant to inspections that will be conducted after we request regulatory approval from the FDA or other foreign regulatory authority. A failure of any contract manufacturers to establish and follow CGMPs and to document their adherence to such practices may lead to significant delays in clinical trials or in obtaining regulatory approval of product candidates or the ultimate launch of products based on our product candidates into the market. Furthermore, all of our future contract manufacturers are likely to be engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes them to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of the contract manufacturers’ facilities generally. Failure by third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions, and criminal prosecutions. Many aspects of the clinical trial and manufacturing process are outside of our control.

The facilities and quality systems of third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

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

We are highly dependent upon the principal members of our management team, especially our Chief Executive Officer, Dr. Jason Slakter, and Vice President of Business Development and Chief Financial Officer, Sam Backenroth, as well as our directors and key consultants. A loss of any of these personnel may have a material adverse effect on aspects of our business.

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

In addition, the announcement that we have commenced a review of strategic alternatives may create uncertainty about our prospects as an independent business entity, and make it more difficult to attract and retain qualified executive and other key personnel. The review process may also be costly, time-consuming, divert the attention of management and our employees or result in changes in our management team or our board of directors, all of which could materially and adversely affect our business. In addition, our stock price may experience periods of increased volatility as a result of these activities or related rumors and speculation.

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

Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such an event could cause interruption of our operations. For example, the loss of data from clinical trials for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs. To the extent that any disruption or security breach were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the development of our product candidates could be delayed.

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

Healthcare policy changes, including proposals to reform the U.S. healthcare system, may harm our future business.

Healthcare costs have risen significantly over the past decade. There have been and continue to be proposals by legislators, regulators and third-party payors to keep these costs down. Certain proposals, if passed, would impose limitations on the prices we will be able to charge for the products that we are developing, or the amounts of reimbursement available for these products from governmental agencies third-party payors. These limitations could in turn reduce the amount of investment into development, and the amount of revenues that we will be able to generate in the future from sales of our products and licenses of our technology.

In March 2010, the U.S. Congress enacted healthcare reform legislation that may significantly impact the pharmaceutical industry. In addition to requiring most individuals to have health insurance and establishing new regulations on health plans, this legislation requires discounts under the Medicare drug benefit program and increased rebates on drugs covered by Medicaid. In addition, the legislation imposes an annual fee, which will increase annually, on sales by branded pharmaceutical manufacturers starting in 2011. The financial impact of these discounts, increased rebates and fees and the other provisions of the legislation on our business is unclear and there can be no assurance that our business will not be materially adversely affected. In addition, these and other ongoing initiatives in the United States have increased and will continue to increase pressure on drug pricing. The announcement or adoption of any government initiatives could have an adverse effect on potential revenues from any product that we may successfully develop.

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

Our commercial success depends on obtaining and maintaining proprietary rights to our product candidates and technologies and their uses, as well as successfully defending these rights against third-party challenges. We will be able to most effectively protect our product candidates, technologies, and their uses from unauthorized use by third parties to the extent that valid and enforceable patents, or effectively protected trade secrets, cover them. For example, we have rights under U.S. patents and patent applications 7981876, 8716270, 6262283, 7728157, 20130281420 and 21050342874 to cover the Squalamine formulations, composition of matter, use in combination with other agents, methods of manufacture, and uses. Nonetheless, the issued patents and patent applications covering our technology programs remain subject to uncertainty due to a number of factors, including:

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

If we infringe the rights of third parties, we could be prevented from selling products, forced to pay damages and required to defend against litigation which could result in substantial costs and may have a material adverse effect on our business and results of operations.

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

Factors that may cause the market price and volume of our common stock to decrease include:

●	adverse results, termination, reduction, changes or delays in our or our competitors clinical trials;

●	fluctuations in our results of operations, timing and announcements of our bio-technological innovations or new products or those of our competitors;

●	developments concerning discussions that we may be in, or enter into, regarding strategic alliances, partnerships, mergers, acquisitions, or similar transactions;

●	announcements of FDA non-approval of our drug products, or delays in the FDA or other foreign regulatory review process or actions;

●	adverse actions taken by regulatory agencies with respect to our drug products, clinical trials, manufacturing processes or sales and marketing activities;

●	any lawsuit involving us or our drug products;

●	developments with respect to our patents and proprietary rights;

●	announcements of technological innovations or new products by our competitors;

●	public concern as to the safety of products developed by us or others;

●	regulatory developments in the United States and in foreign countries;

●	changes in stock market analyst recommendations regarding our common stock or lack of analyst coverage;

●	the pharmaceutical industry conditions generally and general market conditions;

●	failure of our results of operations to meet the expectations of stock market analysts and investors;

●	sales of our common stock by our executive officers, directors and five percent stockholders or sales of substantial amounts of our common stock;

●	changes in status of Nasdaq listing;

●	changes in accounting principles; and

●	loss of any of our key scientific or management personnel.

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

Our internal controls over financial reporting may not be effective which could have a significant and adverse effect on our business and reputation.

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

In October 2017, the Company issued a warrant to purchase 250,000 shares of common stock to a consultant for services to be rendered. The warrant vests in six equal consecutive monthly amounts at the end of each calendar month starting October 31, 2017, at an exercise price of $1.00 per share, for a term of two years from the date of issuance. The warrant was issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit	Number

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2018

OHR PHARMACEUTICAL, INC.

(Registrant)

By:	/s/ Dr. Jason S. Slakter
Dr. Jason Slakter
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Sam Backenroth
Sam Backenroth
Chief Financial Officer
(Principal Financial and Accounting Officer)