Form 10-Q
period 2018-03-31
Ohr Pharmaceutical Inc
filed 2018-05-15
CIK 1173281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 56,466,428 shares of Common Stock outstanding as of May 15, 2018.

OHR PHARMACEUTICAL, INC.

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

OHR PHARMACEUTICAL, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2018	September 30, 2017
ASSETS
CURRENT ASSETS
Cash	$5,215,247	$12,801,085
Prepaid expenses and other current assets	622,184	223,278

Total Current Assets	5,837,431	13,024,363

EQUIPMENT, net	20,448	63,757

OTHER ASSETS
Security deposit	—	12,243
Intangible assets, net	13,529,626	14,087,602
Goodwill	—	740,912

TOTAL ASSETS	$19,387,505	$27,928,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,444,465	$4,827,525
Notes payable	287,902	106,387

Total Current Liabilities	1,732,367	4,933,912

Long-term liabilities	—	150,000

TOTAL LIABILITIES	1,732,367	5,083,912

STOCKHOLDERS’ EQUITY
Preferred stock, Series B; 6,000,000 shares authorized, $0.0001 par value, 0 shares issued and outstanding, respectively	—	—
Common stock; 180,000,000 shares authorized, $0.0001 par value, 56,466,428 and 56,196,428 shares issued and outstanding, respectively	5,647	5,619
Additional paid-in capital	132,074,223	130,927,953
Accumulated deficit	(114,424,732)	(108,088,607)

Total Stockholders’ Equity	17,655,138	22,844,965
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,387,505	$27,928,877

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OHR PHARMACEUTICAL, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2018	2017	2018	2017
OPERATING EXPENSES

General and administrative	$591,184	$1,404,061	$2,101,216	$3,150,417

Research and development	1,801,946	5,993,928	4,189,677	10,925,072

Depreciation and amortization	278,525	291,875	563,511	590,310

Loss on impairment of goodwill	740,912	—	740,912	—

Gain on settlement of liabilities	(1,228,805)	—	(1,228,805)	—

OPERATING LOSS	2,183,762	7,689,864	6,366,511	14,665,799

OTHER INCOME (EXPENSE)

Other income (expense)	(17,814)	—	(17,799)	—

Interest income (expense), net	16,809	(208)	48,185	73

Total Other Income (Expense)	(1,005)	(208)	30,386	73

LOSS FROM OPERATIONS	(2,184,767)	(7,690,072)	(6,336,125)	(14,665,726)

NET LOSS	$(2,184,767)	$(7,690,072)	$(6,336,125)	$(14,665,726)

BASIC AND DILUTED LOSS PER SHARE (in dollars per share)	$(0.04)	$(0.21)	$(0.11)	$(0.43)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	56,464,984	36,738,396	56,332,939	34,381,781

The accompanying notes are an integral part of these unaudited financial statements.

OHR PHARMACEUTICAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(6,336,125)	$(14,665,726)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	145,301	633,697
Stock option expense	730,997	846,270
Depreciation	5,535	31,060
Amortization of intangible assets	557,976	559,250
Gain on settlement of liabilities	1,228,805	—
Loss on sale of property and equipment	17,814	—
Loss on impairment of goodwill	740,912	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(43,609)	310,429
Accounts payable and accrued expenses	(4,761,865)	2,386,713

Net Cash Used in Operating Activities	(7,714,259)	(9,898,307)

INVESTING ACTIVITIES
Purchase of property and equipment	—	(4,833)
Net Cash Provided by/ (Used in) Investing Activities	—	(4,833)

FINANCING ACTIVITIES
Proceeds for issuance of common stock for cash	—	6,846,483
Proceeds from warrants exercised for cash	270,000	118,801
Repayments of short-term notes payable	(141,579)	(87,798)
Net Cash Provided by/ (Used in) Financing Activities	128,421	6,877,486

NET CHANGE IN CASH	(7,585,838)	(3,025,654)
CASH AT BEGINNING OF PERIOD	12,801,085	12,546,890

CASH AT END OF PERIOD	$5,215,247	$9,521,236

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION CASH PAID FOR:
Interest	$2,899	$798
Income Taxes	—	—

NON CASH FINANCING ACTIVITIES:
Financing of insurance premiums through issuance of short term notes	323,094	261,326
Subscriptions receivable from exercise of warrants

The accompanying notes are an integral part of these unaudited financial statements.

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Ohr Pharmaceutical, Inc. and its subsidiaries (the “Company”). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X related to interim period financial statements. Accordingly, these consolidated financial statements do not include certain information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2018, and for all periods presented herein, have been made.

It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017. The results of operations for the quarterly periods ended March 31, 2018 and 2017 are not necessarily indicative of the operating results for the full years.

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

Impairment of Long-Lived Assets

Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. At March 31, 2018, the Company determined that due to the significant drop in the price of the Company’s common stock, an impairment analysis was required for the intangible assets and goodwill. The Company performed the tests and concluded that the intangible assets were not impaired and the goodwill was impaired and wrote off the $740,912 goodwill balance.

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

There are no assets and liabilities that are measured and recognized at fair value as of March 31, 2018 and September 30, 2017, on a recurring basis.

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

NOTE 3 – INTANGIBLE ASSETS

Intangible assets at March 31, 2018 and September 30, 2017:

	March 31, 2018	September 30, 2017
License Rights	$17,712,991	$17,712,991

Patent Costs	200,000	200,000

	17,912,991	17,912,991

Accumulated Amortization	(4,383,365)	(3,825,389)

Total Intangible Assets	$13,529,626	$14,087,602

During the three month and six month periods ended March 31, 2017 the Company recognized $276,551, and $559,250, respectively, in amortization expense on the patents and license rights. During the three month and six month periods ended March 31, 2018 the Company recognized $275,857, and $557,976, respectively, in amortization expense on the patents and license rights. The amortization expense has been included in research and development expense.

NOTE 4 – NOTES PAYABLE

On February 28, 2017, the Company entered into a premium financing arrangement for its directors’ and officers’ insurance policy in the amount of $261,326. The financing arrangement bears interest at 7.5% per annum. The Company has repaid the note in full in the amount of $261,326 of principal, of which $106,387 was paid in the six months ended March 31, 2018. The Company has paid total interest of $9,067.

On February 28, 2018, the Company entered into a premium financing arrangement for its directors’ and officers’ insurance policy in the amount of $323,094. The financing arrangement bears interest at a rate of 7.29% per annum. As of March 31, 2018, the Company had repaid $35,192 of the loan and had recorded interest of $1,807.

NOTE 5 – EQUITY

Common Stock Warrants

During the six months ended March 31, 2018, 270,000 shares of common stock were issued in connection with the exercise of warrants issued and sold to various purchasers as part of a registered offering that closed in April 2017. The warrants were exercised at a price of $1.00 per share, and $270,000 in cash was received during the six months ended March 31, 2018.

Below is a table summarizing the warrants issued and outstanding as of March 31, 2018 (“Price” reflects the weighted average exercise price per share):

	Warrants	Price
Outstanding at September 30, 2017	16,178,110	$1.23
Granted
Investor warrants	—	—
Stock-based compensation warrants	250,000	1.00
Exercised
Investor warrants	(270,000)	1.00
Stock-based compensation warrants	—	—
Forfeited or expired
Investor warrants	—	—
Stock-based compensation warrants	(40,000)	4.32
Outstanding at March 31, 2018	16,118,110	$1.22
Exercisable at March 31, 2018	16,118,110	$1.22

As of March 31, 2018, the warrants have a weighted average remaining term of 3.95 years and have no intrinsic value.

Stock Based Compensation

The Company’s Consolidated 2016 Stock Plan (“the Plan”) provides for granting stock options and restricted stock awards to employees, directors and consultants of the Company. The Company uses the Black-Scholes pricing model for determining the fair value of stock options and warrants granted as share based compensation.

The following assumptions were used to calculate the fair value of the Company’s warrants and options issued during the six month period ended March 31, 2018:

	Warrants	Options
Expected term	1.59 to 2 years	3.25 to 5 years
Expected volatility	73%-161%	101%
Expected dividends	0%	0%
Risk-free rates	1.60%-2.27%	1.68%

Warrants. In October 2017, the Company issued a warrant to purchase 250,000 shares of common stock to a consultant for services to be rendered. The warrant vests in six equal consecutive monthly amounts at the end of each calendar month starting October 31, 2017, at an exercise price of $1.00 per share, for a term of two years from the date of issuance.

During the six month period ended March 31, 2018, the Company recognized $87,108 of expense related to warrants granted as stock based compensation. There is no unamortized expense as of March 31, 2018 for outstanding warrants issued as stock based compensation. Refer to the Common Stock Warrants table within this note for information regarding all outstanding warrants.

Options. In October 2017, the Company granted nonqualified stock options to purchase an aggregate of 1,640,000 shares of common stock to certain directors, employees, executive officers and key consultants. Other than the issuance of a stock option to purchase 80,000 shares of common stock issued to one key consultant, one third of the shares of common stock subject to the stock options became exercisable immediately, and one third of the shares of common stock subject to the stock options will become exercisable on each of October 16, 2018 and October 16, 2019. With respect to the stock option to purchase 80,000 shares of common stock issued to one key consultant, one quarter of the shares of common stock subject to the stock option vested immediately, and the remaining three quarters of the shares of common stock subject to the stock option are exercisable upon the achievements of certain milestones in connection with the Company’s MAKO clinical study. All but one milestone has been achieved. As such, the 20,000 shares of common stock associated with this unmet performance condition have been accounted for as a forfeiture and the remaining 60,000 shares have vested as of March 31, 2018. The stock options have an exercise price of $0.67 per share and expire on October 15, 2022.

During the six month period ended March 31, 2018, the Company recognized $643,889 of expense related to options granted. Unamortized option expense as of March 31, 2018 for all options outstanding amounted to $432,763. The Company expects to recognize this compensation cost over a weighted-average period of 1.46 years.

Below is a table summarizing the Company’s activity for the six month period ended March 31, 2018 (“Price” reflects the weighted average exercise price per share):

	Options	Price
Outstanding at September 30, 2017	2,250,500	$5.58

Granted	1,640,000	$0.67

Exercised	—	—

Forfeited or expired	(524,666)	$6.64

Outstanding at March 31, 2018	3,365,834	$3.02

Exercisable at March 31, 2018	2,075,828	$4.48

As of March 31, 2018, the outstanding options have a weighted average remaining term of 4.22 years and no intrinsic value.

Restricted Stock. During the six month period ended March 31, 2018, the Company recognized $145,301 of expense related to restricted stock awards. As of March 31, 2018, there was no remaining unamortized expense.

Below is a table summarizing the Company’s activity for the six month period ended March 31, 2018:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2017	270,179	$4.53
Granted	—	—
Vested	270,179	$4.53
Forfeited	—	—
Nonvested at March 31, 2018	—	—

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company has become involved in certain legal proceedings and claims which arise in the normal course of business. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s results of operations, prospects, cash flows, financial position and brand. On February 14, 2018, plaintiff, Jeevesh Khanna, commenced an action in the Southern District of New York, alleging that several current and former officers violated federal securities laws between June 24, 2014 and January 4, 2018. The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, they seek to recover damages on behalf of themselves and other persons who purchased or otherwise acquired our stock during the putative class period and purportedly suffered financial harm as a result. We dispute these claims and intend to defend the matter vigorously. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm the Company’s business and the vlaue of the Company’s common stock.

On May 3, 2018, plaintiff Adele J. Barke, derivatively on behalf of Ohr Pharmaceutical Inc. commenced an action against Michael Ferguson, Orin Hirschman, Thomas M. Riedhammer, June Almenoff and Jason Slakter alleging that the action was brought in the right and for the benefit of Ohr seeking to remedy their “breach of fiduciary duties, corporate waste and unjust enrichment that occurred between June 24, 2014 and the present.” Thereafter the complaint largely reiterated the allegations of the securities class action described above. It does not quantify any alleged damages. The Company and the individuals dispute these claims and intend to defend the matter vigorously. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm the Company’s business and the value of the Company’s common stock.

NOTE 7 – RELATED PARTY TRANSACTION

The Contract Research Organization (“CRO”) that ran the Company’s clinical trial contracted with Jason S. Slakter, M.D., P.C., d/b/a Digital Angiography Reading Center (“DARC”), a well-known digital reading center, which is owned by Dr. Jason Slakter, Ohr’s CEO, pursuant to the Company’s related party transactions policy, with the review and approval of the Audit Committee, to provide digital reading and imaging services in connection with the clinical study. During the six months ended March 31, 2018, and 2017, the Company’s CRO was paid $899,001 and $55,398, respectively, for pass through DARC expenses.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

During the six month period ended March 31, 2018, the Company realized a gain of $1,228,805 related to the settlement of accounts payable balances, long term liabilities, and a severance payable to a former director.

NOTE 9 – SUBSEQUENT EVENTS

In April and May 2018, the Company sold or licensed certain assets related to the squalamine program. We received upfront payments and are eligible for additional payments upon the exercise of an option to purchase additional assets, and the achievement of development and regulatory milestones, and future sales.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our discussion and analysis of the business and subsequent discussion of financial conditions may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical in nature, including statements about beliefs and expectations, are forward-looking statements. Words such as “may,” “will,” “should,” “estimates,” “predicts,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties as described in greater detail in Item IA, Part II, our “Risk Factors” beginning on page 14 of this Report. You are cautioned that these forward-looking statements reflect management’s estimates only as of the date hereof, and we assume no obligation to update these statements, even if new information becomes available or other events occur in the future, except as required by law. Actual future results, events and trends may differ materially from those expressed in or implied by such statements depending on a variety of factors, including, but not limited to those set forth in our filings with the Securities and Exchange Commission (“SEC”). Specifically, and not in limitation of these factors, we may alter our plans, strategies, objectives or business.

Company Overview

Ohr Pharmaceutical, Inc. (“we,” “us,” “our,” “Ohr,” or the “Company”) is a pharmaceutical company focused on the development of novel therapeutics and delivery technologies for the treatment of ocular disease.

Recent Developments

On January 5, 2018, the Company reported topline data from the MAKO study which did not meet its primary efficacy endpoint. The MAKO study evaluated the efficacy and safety of topically administered squalamine in combination with monthly Lucentis® injections for the treatment of wet-AMD. The primary efficacy endpoint was the mean visual acuity gain at nine months, using a mixed effects model for repeated measures (MMRM) analysis. Subjects receiving squalamine combination therapy (n=119) achieved a mean gain of 8.33 letters from baseline versus 10.58 letters from baseline with Lucentis® monotherapy (n=118). There were no differences in the safety profile between the two treatment groups. Based on these results, we have discontinued further development of squalamine and are evaluating strategic alternatives to maximize shareholder value.

As part of its review of strategic alternatives, the Company formed a special committee of independent directors. The Board of Directors and the special committee have engaged Roth Capital Markets, LLC, to advise it, the Board of Directors and management, and to assist in pursuing a range of strategic alternatives including some of the following: license, divestiture, or other monetization of current assets; license or acquisition of additional assets; merger, joint venture, partnership, or other business combination with another entity, public or private. Neither the Board nor the special committee has set a definitive timetable for completion of this process. There can be no assurance that this process will result in a strategic alternative of any kind. The Company does not intend to disclose developments or provide updates on the progress or status of this process unless it deems further disclosure is appropriate or required.

Corporate and Historical Information

We are a Delaware corporation that was organized on August 4, 2009, as successor to BBM Holdings, Inc. (formerly Prime Resource, Inc., which was organized March 29, 2002 as a Utah corporation) pursuant to a reincorporation merger. On August 4, 2009, we reincorporated in Delaware as Ohr Pharmaceutical, Inc.

On May 30, 2014, we completed the ophthalmology assets acquisition (the “SKS Acquisition”) of the privately held SKS Ocular LLC and its affiliate, SKS Ocular 1 LLC (“SKS”). Under the terms of the acquisition agreement, in exchange for substantially all the assets of SKS, Ohr made an upfront payment of $3.5 million in cash and issued 1,194,862 shares of Ohr common stock to SKS. In addition, SKS is eligible to receive up to an aggregate of 1,493,577 additional shares of Ohr common stock in three contingent milestone payments, each milestone resulting in the issuance of 497,859 shares of Ohr common stock. Milestone 1 required Ohr to demonstrate a consistent long term release of a therapeutic agent above threshold therapeutic levels in the targeted ocular tissues of an animal model. Ohr met this milestone in December 2015. Milestone 2 required the completion of a pharmacodynamic study in an animal model showing clinically relevant efficacy from a drug substance released from SKS microparticles within 24 months of the date of the closing of the SKS Acquisition. Ohr achieved the study results in May 2016, and the Board reviewed and approved Milestone 2 in July 2016. Milestone 3 requires, among other things, the approval of an Investigational New Drug Application (“IND”) within three years of the date of the closing of the SKS Acquisition. We did not achieve Milestone 3.

Simultaneous with the SKS Acquisition, Ohr completed a holding company reorganization in which Ohr merged with a wholly owned subsidiary and a new parent corporation succeeded Ohr as a public holding company under the same name. The business operations of Ohr did not change as a result of the reorganization. The new holding company retained the name “Ohr Pharmaceutical, Inc.” Outstanding shares of the capital stock of the former Ohr Pharmaceutical, Inc. were automatically converted, on a share for share basis, into identical shares of common stock of the new holding company.

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

(c)	CEP ASSETS

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

Ohr also owns various other compounds in earlier stages of development, including the PTP1b inhibitor trodusquemine and related analogs. On February 26, 2014, we entered into a Joint Venture Agreement and related agreements with Cold Spring Harbor Laboratory (“CSHL”) pursuant to which a joint venture, DepYmed Inc. (“DepYmed”), was formed to further preclinical and clinical development of Ohr’s trodusquemine and analogues as PTP1B inhibitors for oncology and rare disease indications. DepYmed licenses research from CSHL and intellectual property from us. Ohr is a passive joint venturer in DepYmed.

Liquidity and Sources of Capital

The Company has limited working capital reserves with which to continue development of its pharmaceutical products and continuing operations. The Company is reliant, at present, upon its capital reserves for ongoing operations and has no revenues.

Net working capital reserves decreased from the end of the first quarter of the Company’s 2018 fiscal year to the end of the second quarter by $1,121,244 (to $4,105,064 from $5,226,308) primarily due to costs related to the clinical trial. We expect our cash burn to significantly decrease in the remainder of fiscal 2018 as compared to the same periods in 2017 as a result of the completion of the MAKO study. Management has concluded that due to the conditions described above, there is substantial doubt about the Company’s ability to continue as a going concern. The Company does not have a bank line of credit or other fixed source of capital reserves. When it will need additional capital in the future, the Company will be primarily reliant upon private or public placement of its equity or debt securities, or a transaction with a partner, but presently there can be no assurance that the Company will be successful in such efforts. In April 2017, the Company closed a public offering for net proceeds of approximately $12.7 million, and management believes the Company has sufficient capital to meet its planned operating needs through the end of calendar 2018.

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Results of operations for the three months ended March 31, 2018 (“2018”) reflect the following changes from the prior period (“2017”).

	2018	2017	Change
General and administrative	$591,184	$1,404,061	$(812,877)
Research and development	1,801,946	5,993,928	(4,191,982)
Depreciation and amortization	278,525	291,875	(13,350)
Loss on impairment of goodwill	740,912	—	740,912
Gain on settlement of liabilities	(1,228,805)	—	(1,228,805)
Total Operating Expenses	2,183,762	7,689,864	(5,506,102)

Operating Loss	(2,183,762)	(7,689,864)	5,506,102

Other income (expense)	(1,005)	(208)	(797)
Net Loss	$(2,184,767)	$(7,690,072)	$5,505,305

The Company had no net revenues from operations in 2017 or 2018. Accordingly, the Company had no cost of revenue from operations in 2017 or 2018.

General and administrative expenses from operations decreased $812,877 when comparing 2018 to 2017. This decrease is a result of a reduction in stock based compensation expense and employee headcount.

The Company incurred $1,801,946 in research and development expenses in 2018 compared to $5,993,928 in 2017. The decrease is a result of significant costs paid in 2017 related to the MAKO study in wet-AMD, and settlement of accounts payable balances, long term liabilities, and a severance payable to a former director.

Depreciation and amortization expense remained relatively stable with $291,875 in 2017 and $278,525 in 2018.

In 2018, the Company had a gain on settlement of accounts payable balances, long term liabilities, and a severance payable to a former director. totaling $1,228,805 compared to $0 in 2017.

In 2018, the Company recorded an impairment on goodwill of $740,912 compared to $0 in 2017. Due to the significant decrease in stock value for the three months ended March 31, 2018 the Company performed an impairment test and concluded goodwill was impaired.

For the three months ended March 31, 2018, the Company recognized a net loss of $2,184,767 compared to a net loss of $7,690,072 for the same period in 2017. The decrease in net loss is primarily a result of the completion of the MAKO study in wet-AMD. Until the Company is able to generate revenues, management expects to continue to incur net losses.

Six Months Ended March 31, 2018 Compared to Six Months Ended March 31, 2017

Results of operations for the six months ended March 31, 2018 (“2018”) reflect the following changes from the prior period (“2017”).

	2018	2017	Change
General and administrative	$2,101,216	$3,150,417	$(1,049,201)
Research and development	4,189,677	10,925,072	(6,735,395)
Depreciation and amortization	563,511	590,310	(26,799)
Loss on impairment of goodwill	740,912	—	740,912
Gain on settlement of liabilities	(1,228,805)	—	(1,228,805)
Total Operating Expenses	6,366,511	14,665,799	(8,299,288)

Operating Loss	(6,366,511)	(14,665,799)	8,299,288

Other income (expense)	30,386	73	30,313
Net Loss	$(6,336,125)	$(14,665,726)	$8,329,601

The Company had no net revenues from operations in 2017 or 2018. Accordingly, the Company had no cost of revenue from operations in 2017 or 2018.

General and administrative expenses from operations decreased $1,049,201 when comparing 2018 to 2017. This decrease is a result of a reduction in stock based compensation expense.

The Company incurred $4,189,676,184 in research and development expenses in 2018 compared to $10,925,072 in 2017. The decrease is a result of significant costs paid in 2017 related to the MAKO study in wet-AMD, settlement of accounts payable balances, long term liabilities, and a severance payable to a former director.

Depreciation and amortization expense remained relatively stable with $590,310 in 2017 and $563,511 in 2018.

In 2018, the Company had a gain on settlement of accounts payable balances, long term liabilities, and a severance payable to a former director totaling $1,228,805 compared to $0 in 2017.

In 2018, the Company recorded an impairment on goodwill of $740,912 compared to $0 in 2017. Due to the significant decrease in stock value for the three months ended March 31, 2018 the company performed an impairment test and concluded goodwill was impaired.

For the six months ended March 31, 2018, the Company recognized a net loss of $6,336,125 compared to a net loss of $14,665,726 for the same period in 2017. The decrease in net loss is primarily a result of the completion of the MAKO study in wet-AMD. Until the Company is able to generate revenues, management expects to continue to incur net losses.

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

On February 14, 2018, plaintiff, Jeevesh Khanna, commenced an action in the Southern District of New York, alleging that several current and former officers violated federal securities laws between June 24, 2014 and January 4, 2018. The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, they seek to recover damages on behalf of themselves and other persons who purchased or otherwise acquired our stock during the putative class period and purportedly suffered financial harm as a result. We dispute these claims and intend to defend the matter vigorously. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

On May 3, 2018, plaintiff Adele J. Barke, derivatively on behalf of Ohr Pharmaceutical Inc. commenced an action against Michael Ferguson, Orin Hirschman, Thomas M. Riedhammer, June Almenoff and Jason Slakter alleging that the action was brought in the right and for the benefit of Ohr seeking to remedy their “breach of fiduciary duties, corporate waste and unjust enrichment that occurred between June 24, 2014 and the present.” Thereafter the complaint largely reiterated the allegations of the securities class action described above. It does not quantify any alleged damages. The Company and the individuals dispute these claims and intend to defend the matter vigorously. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

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

To date, we have devoted a substantial portion of our research, development, clinical efforts and financial resources toward the development of squalamine for the treatment of wet-AMD. Squalamine was our lead product candidate. On January 5, 2018, we announced topline results from our MAKO Study which did not meet its primary efficacy endpoint. We are unable to identify a viable plan for continued clinical development of this product candidate. Because our business was substantially dependent on the success of squalamine, we have curtailed all of our activities on this program and may be required to liquidate, dissolve or otherwise wind down our operations if we are unable to execute on a strategic alternative.

We may not be able to monetize the non squalamine assets, including the SKS sustained release ocular drug delivery platform technology or the non-ophthalmology assets.

We may not be able to monetize any or some of the non-squalamine assets, including the SKS sustained release ocular drug delivery platform technology, the CEP assets or the non-ophthalmology assets, including the PTP1b inhibitor trodusquemine and related analogs. In that event, we may be constrained to write off those assets, in whole or in part.

We are subject to securities class action litigation and derivative shareholder litigation.

As a result of our announcement of negative results from the MAKO Study, our stock price declined substantially. On February 14, 2018, a securities class action litigation was brought against the Company, Dr. Jason Slakter, Sam Backenroth, and Irach Tarapowela in federal district court in the Southern District of New York. We dspute these claims and intend to defend the matter vigorously. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

On May 3, 2018, plaintiff Adele J. Barke, derivatively on behalf of the Company commenced an action against Michael Ferguson, Orin Hirschman, Thomas M. Riedhammer, June Almenoff and Jason Slakter alleging that the action was brought in the right and for the benefit of Ohr seeking to remedy their “breach of fiduciary duties, corporate waste and unjust enrichment that occurred between June 24, 2014 and the present.” Thereafter, the complaint largely reiterated the allegations of the securities class action described above. It too does not quantify any alleged damages. The Company and the individuals dispute these claims and intend to defend the matter vigorously. However, this litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

If we fail to continue to meet all applicable Nasdaq Capital Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

Our common stock is listed on the Nasdaq Capital Market. In order to maintain our listing, we must meet minimum financial and other requirements, including requirements for a minimum amount of capital, a minimum price per share and continued business operations so that we are not characterized as a “public shell company.” If we are unable to comply with Nasdaq’s listing standards, Nasdaq may determine to delist our common stock from the Nasdaq Capital Market. In the event that our common stock is delisted from the Nasdaq Capital Market and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Markets. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

On February 20, 2018, we received a notification letter from Nasdaq indicating that the bid price of our common stock for the last 30 consecutive business days had closed below the minimum $1.00 per share required for continued listing under Nasdaq Listing Rule 5550(a). We were provided a period of 180 calendar days, or until August 20, 2018, to regain compliance. If the Company does not regain compliance during the compliance period ending August 20, 2018, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify for the second compliance period, the Company must (i) meet the continued listing requirement for market value of publicly-held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum closing bid price requirement and (ii) notify Nasdaq of its intent to cure the deficiency. The Company can achieve compliance with the minimum closing bid price requirement if, during either compliance period, the minimum closing bid price per share of the Company’s common stock is at least $1.00 for a minimum of ten consecutive business days.

The Company plans to carefully assess potential actions to regain compliance. However, the Company may be unable to regain compliance with the minimum closing bid price requirement during the compliance period(s), in which case the Company anticipates Nasdaq will provide a notice to the Company that its shares of common stock are subject to delisting.

There is no certainty that we will be able to execute on any strategic alternatives to maximize shareholder value. If we are unable to identify and execute such strategic alternatives, we may be forced to cease operations.

Based on the results of the MAKO study, we began a comprehensive review of strategic alternatives to maximize shareholder value. As part of its review of strategic alternatives, the Company formed a special committee of independent directors. The Board of Directors and the special committee have retained Roth Capital Markets, LLC, to advise and assist us in this review. The strategic alternatives that we are exploring, may include some or all of the following: license, divestiture, or monetization of current assets; license or acquisition of additional assets; merger, joint venture, partnership, or other business combination with another entity, public or private. There can be no assurance that this review process will result in a transaction, or that if a transaction does occur, that it will successfully enhance stockholder value. Our expected cash position, net of all liabilities, limits our attractiveness to potential merger candidates and the value that we may receive in such merger, joint venture, partnership, or other business combination scenarios may be less than the current market value of the Company.

We have incurred significant losses and anticipate that we will incur additional losses. We might never achieve or sustain revenues.

We have experienced significant net losses since our inception. As of March 31, 2018, we had an accumulated deficit of approximately $114.4 million. We expect to continue to incur net losses. We do not expect to receive, for at least the next several years, any revenues from the commercialization of our product candidates.

The report of our independent registered public accounting firm expresses substantial doubt about the Company’s ability to continue as a going concern. Such “going concern” opinion could impair our ability to obtain financing.

Our auditors, MaloneBailey, LLP, have indicated in their report on the Company’s financial statements for the fiscal year ended September 30, 2017 and for the subsequent quarterly periods to date, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations. A “going concern” opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives. Our ability to continue as a going concern will depend upon the availability and terms of future funding. If we are unable to achieve this goal, our business would be jeopardized and the Company may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

We depend upon key officers and consultants in a competitive market for skilled personnel. If we are unable to attract and retain key personnel, it could adversely affect our ability to develop and market our products. The negative result of the MAKO study and our limited financial resources may make us less successful at retaining employees.

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

Any manufacturers of our product candidates are obliged to operate in accordance with FDA-mandated CGMPs. In addition, the facilities that would be used by contract manufacturers or other third party manufacturers to manufacture our product candidates must be approved by the FDA or other foreign regulatory authority pursuant to inspections that will be conducted after we request regulatory approval from the FDA or other foreign regulatory authority. A failure of any contract manufacturers to establish and follow CGMPs and to document their adherence to such practices may lead to significant delays in development, or in clinical trials or in obtaining regulatory approval of product candidates or the ultimate launch of products based on our product candidates into the market. Furthermore, all of our future contract manufacturers are likely to be engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes them to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of the contract manufacturers’ facilities generally. Failure by third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions, and criminal prosecutions. Many aspects of the clinical trial and manufacturing process are outside of our control. The facilities and quality systems of third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

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

The research, testing, manufacturing and marketing of drug products are subject to extensive regulation by federal, state and local government authorities, including the FDA or any comparable foreign regulatory authority. To obtain regulatory approval of a product, we must demonstrate to the satisfaction of the applicable regulatory agency that, among other things, the product is safe and effective for its intended use. In addition, we must show that the manufacturing facilities used to produce the products are in compliance with current Good Manufacturing Practices regulations.

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

Healthcare costs have risen significantly over the past decade. There have been and continue to be proposals by legislators, regulators and third-party payors to keep these costs down. Certain proposals, if passed, would impose limitations on the prices we will be able to charge for the products that we are developing, or the amounts of reimbursement available for these products from governmental agencies thirdparty payors. These limitations could in turn reduce the amount of investment into development, and the amount of revenues that we will be able to generate in the future from sales of our products and licenses of our technology.

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

Our commercial success depends on obtaining and maintaining proprietary rights to our product candidates and technologies and their uses, as well as successfully defending these rights against third-party challenges. We will be able to most effectively protect our product candidates, technologies, and their uses from unauthorized use by third parties to the extent that valid and enforceable patents, or effectively protected trade secrets, cover them. Nonetheless, the issued patents and patent applications covering our programs remain subject to uncertainty due to a number of factors, including:

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

Changes in or different interpretations of patent laws in the United States and foreign countries may permit others to use our discoveries or to develop and commercialize our technology and products without providing any compensation to us or may limit the number of patents or claims we can obtain. In particular, there have been proposals to shorten the exclusivity periods available under U.S. patent law that, if adopted, could substantially harm our business. The product candidates that we are developing are protected by intellectual property rights, including patents and patent applications. If any of our product candidates becomes a marketable product, we will rely on our exclusivity under patents to sell the compound and recoup our investments in the research and development of the compound. If the exclusivity period for patents is shortened, then our ability to generate revenues without competition will be reduced and our business could be materially adversely impacted. The laws of some countries do not protect intellectual property rights to the same extent as U.S. laws, and those countries may lack adequate rules and procedures for defending our intellectual property rights. For example, some countries, including many in Europe, do not grant patent claims directed to methods of treating humans and, in these countries, patent protection may not be available at all to protect our product candidates. In addition, U.S. patent laws may change, which could prevent or limit us from filing patent applications or patent claims to protect our products or technologies or limit the exclusivity periods that are available to patent holders. For example, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was recently signed into law and includes a number of significant changes to U.S. patent law. These include changes to transition from a “first-to-invent” system to a “first-to-file” system and to the way issued patents are challenged. These changes may favor larger and more established companies that have more resources to devote to patent application filing and prosecution. The U.S. Patent and Trademark Office has been in the process of implementing regulations and procedures to administer the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act may affect our ability to obtain, enforce or defend our patents. Accordingly, it is not clear what, if any, impact the LeahySmith Act will ultimately have on the cost of prosecuting our patent applications, our ability to obtain patents based on our discoveries and our ability to enforce or defend our issued patents.

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

Date: May 15, 2018

OHR PHARMACEUTICAL, INC.

(Registrant)

By:	/s/ Dr. Jason S. Slakter
Dr. Jason Slakter
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Sam Backenroth
Sam Backenroth
Chief Financial Officer
(Principal Financial and Accounting Officer)