Form 10-Q
period 2018-06-30
Ohr Pharmaceutical Inc
filed 2018-08-14
CIK 1173281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 56,466,428 shares of Common Stock outstanding as of August 14, 2018.

OHR PHARMACEUTICAL, INC.

2

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

OHR PHARMACEUTICAL, INC.

Consolidated Balance Sheets (Unaudited)

	June 30, 2018	September 30, 2017
ASSETS
CURRENT ASSETS
Cash	$4,435,427	$12,801,085
Prepaid expenses and other current assets	413,042	223,278

Total Current Assets	4,848,469	13,024,363

EQUIPMENT, net	18,106	63,757

OTHER ASSETS
Security deposit	—	12,243
Intangible assets, net	13,205,264	14,087,602
Goodwill	—	740,912

TOTAL ASSETS	$18,071,839	$27,928,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$706,804	$4,827,525
Notes payable	181,548	106,387

Total Current Liabilities	888,352	4,933,912

Long-term liabilities	—	150,000

TOTAL LIABILITIES	888,352	5,083,912

STOCKHOLDERS’ EQUITY

Preferred stock, Series B; 6,000,000 shares authorized, $0.0001 par value, 0 shares issued and outstanding, respectively	—	—

Common stock; 180,000,000 shares authorized, $0.0001 par value, 56,466,428 and 56,196,428 shares issued and outstanding, respectively	5,647	5,619
Additional paid-in capital	132,147,600	130,927,953
Accumulated deficit	(114,969,760)	(108,088,607)

Total Stockholders’ Equity	17,183,487	22,844,965
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$18,071,839	$27,928,877

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OHR PHARMACEUTICAL, INC.

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2018	2017	2018	2017
OPERATING EXPENSES

General and administrative	$834,703	$1,404,287	$2,935,919	$4,554,704

Research and development	52,630	2,233,388	4,242,307	13,158,460

Depreciation and amortization	279,008	288,976	842,519	879,286

Loss on Impairment of Goodwill	—	—	740,912	—

Gain on settlement of liabilities	—	(70,757)	(1,228,805)	(70,757)

OPERATING LOSS	1,166,341	3,855,894	7,532,852	18,521,693

OTHER INCOME (EXPENSE)

Other income (expense)	610,383	5,441	592,584	5,441
Interest income (expense), net	10,930	(50,376)	59,115	(50,303)

Total Other Income (Expense)	621,313	(44,935)	651,699	(44,862)

NET LOSS	$(545,028)	$(3,900,829)	$(6,881,153)	$(18,566,555)

BASIC AND DILUTED LOSS PER SHARE (in dollars per share)	$(0.01)	$(0.07)	$(0.12)	$(0.45)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	56,466,428	53,986,150	56,377,435	40,916,570

The accompanying notes are an integral part of these consolidated unaudited financial statements.

OHR PHARMACEUTICAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(6,881,153)	$(18,566,555)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	145,301	783,842
Stock option and warrant expense	804,374	1,256,644
Depreciation	7,877	40,814
Amortization of intangible assets	834,642	838,472
Gain on settlement of liabilities	1,228,805	(70,757)
(Gain) loss on sale of property and equipment	17,814	(5,441)
(Gain) loss on sale of intangible assets	(460,383)	—
Loss on Impairment of Goodwill	740,912	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	165,533	444,036
Accounts payable and accrued expenses	(5,499,525)	1,262,686

Net Cash Used in Operating Activities	(8,895,803)	(14,016,259)

INVESTING ACTIVITIES
Purchase of property and equipment	—	(4,833)
Proceeds from sale of property and equipment and intangible assets	508,078	88,285

Net Cash Provided by/ (Used in) Investing Activities	508,078	83,452

FINANCING ACTIVITIES
Proceeds for issuance of common stock for cash	—	19,537,001
Proceeds from warrants exercised for cash	270,000	118,801
Repayments of short-term notes payable	(247,933)	(190,479)

Net Cash Provided by/ (Used in) Financing Activities	22,067	19,465,323

NET CHANGE IN CASH	(8,365,658)	5,532,516
CASH AT BEGINNING OF PERIOD	12,801,085	12,546,890

CASH AT END OF PERIOD	$4,435,427	$18,079,406

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION CASH PAID FOR:

Interest	$7,540	$5,107

NON CASH FINANCING ACTIVITIES:
Financing of insurance premiums through issuance of short term notes	$323,094	$261,326

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements June 30, 2018

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Ohr Pharmaceutical, Inc. and its subsidiaries (the “Company”). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X related to interim period financial statements. Accordingly, these consolidated financial statements do not include certain information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2018, and for all periods presented herein, have been made.

It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017. The results of operations for the quarterly periods ended June 30, 2018 and 2017 are not necessarily indicative of the operating results for the full years.

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

Impairment of Long-Lived Assets

Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. During the nine months ended June 30, 2018, the Company determined that due to the reduced price of the Company’s common stock, an impairment analysis was required for the intangible assets and goodwill. The Company performed the tests and concluded that the intangible assets were not impaired, but the goodwill was impaired and wrote off the $740,912 balance.

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

There are no assets and liabilities that are measured and recognized at fair value as of June 30, 2018 and September 30, 2017, on a recurring basis.

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

Going Concern

To date, the Company has no revenue from product sales and management expects continuing operating losses and negative cash outflows in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Management may seek additional funds through equity or debt financings or through collaboration, licensing transactions, merger, or other sources. The Company may be unable to obtain equity or debt financings or enter into collaboration, merger, or licensing transactions. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets at June 30, 2018 and September 30, 2017:

	June 30, 2018	September 30, 2017
License Rights	$17,712,991	$17,712,991
Patent Costs	100,000	200,000
	17,812,991	17,912,991
Accumulated Amortization	(4,607,727)	(3,825,389)
Total Intangible Assets	$13,205,264	$14,087,602

During the three month and nine month periods ended June 30, 2017 the Company recognized $279,222 and $838,472 respectively, in amortization expense on the patents and license rights. During the three month and nine month periods ended June 30, 2018 the Company recognized $276,667, and $843,642, respectively, in amortization expense on the patents and license rights. The amortization expense has been included in research and development expense.

In the nine months ended June 30, 2018, the Company sold certain assets related to the squalamine program. The Company received upfront payments of $508,078 from the sale of such assets and recognized a gain of $460,383. In addition to the upfront payment, the Company is also eligible to receive certain payments upon the achievement of development and regulatory milestones, and future sales.

NOTE 4 – NOTES PAYABLE

On February 28, 2017, the Company entered into a premium financing arrangement for its directors’ and officers’ insurance policy in the amount of $261,326. The financing arrangement bears interest at 7.5% per annum. The Company has repaid the note in full in the amount of $261,326 of principal, of which $106,387 was paid in the nine months ended June 30, 2018. The Company has paid total interest of $9,067.

On February 28, 2018, the Company entered into a premium financing arrangement for its directors’ and officers’ insurance policy in the amount of $323,094. The financing arrangement is a short term note, bears interest at a rate of 7.29% per annum, matures on November 28, 2018, and is secured by the underlying insurance policies and rights thereunder. As of June 30, 2018, the Company had repaid $141,546 of the loan and had recorded interest of $6,448.

NOTE 5 – EQUITY

Common Stock Warrants

During the nine months ended June 30, 2018, 270,000 shares of common stock were issued in connection with the exercise of warrants issued and sold to various purchasers as part of a registered offering that closed in April 2017. The warrants were exercised at a price of $1.00 per share, and $270,000 in cash was received during the nine months ended June 30, 2018.

Below is a table summarizing the warrants issued and outstanding as of June 30, 2018 (“Price” reflects the weighted average exercise price per share):

	Warrants	Price
Outstanding at September 30, 2017	16,178,110	$1.23
Granted
Investor warrants	—	—
Stock-based compensation warrants	250,000	1.00
Exercised
Investor warrants	(270,000)	1.00
Stock-based compensation warrants	—	—
Forfeited or expired
Investor warrants	—	—
Stock-based compensation warrants	(40,000)	4.32
Outstanding at June 30, 2018	16,118,110	$1.22
Exercisable at June 30, 2018	16,118,110	$1.22

As of June 30, 2018, the warrants have a weighted average remaining term of 3.7 years and have no intrinsic value.

Stock Based Compensation

The Company’s Consolidated 2016 Stock Plan (“the Plan”) provides for granting stock options and restricted stock awards to employees, directors and consultants of the Company. The Company uses the Black-Scholes pricing model for determining the fair value of stock options and warrants granted as share based compensation.

The following assumptions were used to calculate the fair value of the Company’s warrants and options issued during the nine month period ended June 30, 2018:

	Warrants	Options
Expected term	1.59 to 2 years	3.25 to 5 years
Expected volatility	73% - 161%	101%
Expected dividends	0%	0%
Risk-free rates	1.60% - 2.27%	1.68%

Warrants. In October 2017, the Company issued a warrant to purchase 250,000 shares of common stock to a consultant for services to be rendered. The warrant vested in six equal consecutive monthly amounts at the end of each calendar month starting October 31, 2017, at an exercise price of $1.00 per share, for a term of two years from the date of issuance.

During the nine month period ended June 30, 2018, the Company recognized $87,108 of expense related to warrants granted as stock based compensation. There is no unamortized expense as of June 30, 2018 for outstanding warrants issued as stock based compensation. Refer to the Common Stock Warrants table within this note for information regarding all outstanding warrants.

Options. In October 2017, the Company granted nonqualified stock options to purchase an aggregate of 1,640,000 shares of common stock to certain directors, employees, executive officers and key consultants. Other than the issuance of a stock option to purchase 80,000 shares of common stock issued to one key consultant, one third of the shares of common stock subject to the stock options became exercisable immediately, and one third of the shares of common stock subject to the stock options will become exercisable on each of October 16, 2018 and October 16, 2019. With respect to the stock option to purchase 80,000 shares of common stock issued to one key consultant, one quarter of the shares of common stock subject to the stock option vested immediately, and the remaining three quarters of the shares of common stock subject to the stock option are exercisable upon the achievements of certain milestones in connection with the Company’s MAKO clinical study. All but one milestone has been achieved. As such, the 20,000 shares of common stock associated with this unmet performance condition have been accounted for as a forfeiture and the remaining 60,000 shares have vested as of June 30, 2018. The stock options have an exercise price of $0.67 per share and expire on October 15, 2022.

During the nine month period ended June 30, 2018, the Company recognized $717,266 of expense related to options granted. Unamortized option expense as of June 30, 2018 for all options outstanding amounted to $359,385. The Company expects to recognize this compensation cost over a weighted-average period of 1.25 years.

Below is a table summarizing the Company’s activity for the nine month period ended June 30, 2018 (“Price” reflects the weighted average exercise price per share):

	Options	Price
Outstanding at September 30, 2017	2,250,500	$5.58
Granted	1,640,000	$0.67
Exercised	—	—
Forfeited or expired	(758,000)	$6.05
Outstanding at June 30, 2018	3,132,500	$2.89
Exercisable at June 30, 2018	1,967,494	$4.21

As of June 30, 2018, the outstanding options have a weighted average remaining term of 4.27 years and no intrinsic value.

Restricted Stock. During the nine month period ended June 30, 2018, the Company recognized $145,301 of expense related to restricted stock awards. As of June 30, 2018, there was no remaining unamortized expense.

Below is a table summarizing the Company’s activity for the nine month period ended June 30, 2018:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2017	270,179	$4.53
Granted	—	—
Vested	(270,179)	4.53
Forfeited	—	—
Nonvested at June 30, 2018	—	—

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company has become involved in certain legal proceedings and claims which arise in the normal course of business. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s results of operations, prospects, cash flows, financial position and brand. On February 14, 2018, plaintiff, Jeevesh Khanna, commenced an action in the Southern District of New York, alleging that several current and former officers violated federal securities laws between June 24, 2014 and January 4, 2018. On August 7, 2018, the lead plaintiffs, now George Lehman and Insured Benefit Plans, Inc. filed an amended complaint, stating the class period to be April 8, 2014 through January 4, 2018. The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, they seek to maintain the action as a class action and to recover damages on behalf of themselves and other persons who purchased or otherwise acquired our stock during the putative class period and purportedly suffered financial harm as a result. We dispute these claims and intend to defend the matter vigorously. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm the Company’s business and the value of the Company’s common stock.

On May 3, 2018, plaintiff Adele J. Barke, derivatively on behalf of Ohr Pharmaceutical Inc. commenced an action against Michael Ferguson, Orin Hirschman, Thomas M. Riedhammer, June Almenoff and Jason Slakter in the Supreme Court, State of New York, alleging that the action was brought in the right and for the benefit of Ohr seeking to remedy their “breach of fiduciary duties, corporate waste and unjust enrichment that occurred between June 24, 2014 and the present.” It does not quantify any alleged damages. The Company and the individuals dispute these claims and intend to defend the matter vigorously. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm the Company’s business and the value of the Company’s common stock. Such litigation has been stayed by agreement of the parties pending a decision in the southern district case.

NOTE 7 – RELATED PARTY TRANSACTION

The Contract Research Organization (“CRO”) that ran the Company’s clinical trial contracted with Jason S. Slakter, M.D., P.C., d/b/a Digital Angiography Reading Center (“DARC”), a well-known digital reading center, which is owned by Dr. Jason Slakter, Ohr’s CEO, pursuant to the Company’s related party transactions policy, with the review and approval of the Audit Committee, to provide digital reading and imaging services in connection with the clinical study. During the nine months ended June 30, 2018, and 2017, the Company’s CRO was paid $899,001 and $55,398, respectively, for pass through DARC expenses.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

During the nine month period ended June 30, 2018, the Company realized a gain of $1,228,805 related to the settlement of accounts payable balances, long term liabilities, and a severance payable to a former director.

NOTE 9 – OTHER INCOME

In May 2018, we entered into an agreement regarding the non-exclusive use and option to purchase of certain rights to the data from the MAKO study. We received a non refundable upfront payment and are eligible to receive an additional payment upon exercise of the option. During the nine month period ended June 30, 2018, the Company recognized $150,000 of other income from the option agreement.

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

Recent Developments

On January 5, 2018, the Company reported topline data from the MAKO study which did not meet its primary efficacy endpoint. The MAKO study evaluated the efficacy and safety of topically administered squalamine in combination with monthly Lucentis® injections for the treatment of wet-AMD. Based on these results, we discontinued further development of squalamine and are evaluating strategic alternatives to maximize shareholder value.

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

PRODUCT PIPELINE

(a)	SKS SUSTAINED RELEASE OCULAR DRUG DELIVERY PLATFORM TECHNOLOGY

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

In February 2017, the Company suspended activities at its lab facility in San Diego, CA where research regarding the SKS sustained release technology had been conducted. However, the Company continues to explore strategies and pathways for applications of its sustained release technology and potential avenues to monetize it.

(b)	CEP ASSETS

As part of the SKS acquisition, we acquired the exclusive rights to an animal model for dry-AMD whereby mice are immunized with a carboxyethylpyrrole (“CEP”) which is bound to mouse serum albumin (“MSA”) as well as the rights to produce and use CEP for research, clinical, and commercial applications. CEP is produced following the oxidation of docosahexaenoic acid, which is abundant in the photoreceptor outer segments that are phagocytosed by the retinal pigment epithelium (“RPE”). A number of CEP-adducted proteins have been identified in proteomic studies examining the composition of drusen and other subretinal deposits found in the eyes of patients with dry-AMD. Studies have shown that immunization of CEP-MSA can lead to an ophthalmic phenotype very similar to dry-AMD, including deposition of complement in the RPE, thickening of the Bruch’s membrane, upregulation of inflammatory cytokines, and immune cell influx into the eye. Upon immunization with CEP, a marked decrease in contrast sensitivity which precedes a loss of visual acuity, was observed, similar to what occurs in many patients with dry AMD. A collaborator of the Company is conducting research on the CEP target to understand its role in undisclosed ocular diseases and potential for use as a diagnostic agent. The Company has not yet monetized this technology.

(c)	DEPYMED JOINT VENTURE

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

Net working capital reserves decreased from the end of the second quarter of the Company’s 2018 fiscal year to the end of the third quarter by $144,947 (to $3,960,117 from $4,105,064) primarily due to costs related to the MAKO clinical trial and associated close out costs. We expect our cash burn to significantly decrease in the remainder of fiscal 2018 as compared to the same periods in 2017 as a result of the completion of the MAKO study. Management has concluded that due to the conditions described above, there is substantial doubt about the Company’s ability to continue as a going concern. The Company does not have a bank line of credit or other fixed source of capital reserves. When it will need additional capital in the future, the Company will be primarily reliant upon private or public placement of its equity or debt securities, or a transaction with a partner, but presently there can be no assurance that the Company will be successful in such efforts. In April 2017, the Company closed a public offering for net proceeds of approximately $12.7 million, and management believes the Company has sufficient capital to meet its planned operating needs into calendar 2019.

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Results of operations for the three months ended June 30, 2018 (“2018”) reflect the following changes from the prior period (“2017”).

	2018	2017	Change
General and administrative	$834,703	$1,404,287	$(569,584)
Research and development	52,630	2,233,388	(2,180,758)
Depreciation and amortization	279,008	288,976	(9,968)
Loss on Impairment of Goodwill	—	—	—
Gain on Settlement of liabilities	—	(70,757)	70,757
Total Operating Expenses	1,166,341	3,855,894	(2,689,553)

Operating Loss	(1,166,341)	(3,855,894)	2,689,553

Other income (expense)	621,313	(44,935)	666,248
Net Loss	$(545,028)	$(3,900,829)	$3,355,801

The Company had no net revenues from operations in 2017 or 2018. Accordingly, the Company had no cost of revenue from operations in 2017 or 2018.

General and administrative expenses from operations decreased $569,584 when comparing 2018 to 2017. This decrease is a result of a reduction in stock based compensation expense and employee headcount.

The Company incurred $52,630 in research and development expenses in 2018 compared to $2,233,388 in 2017. The decrease is a result of significant costs paid in 2017 related to the MAKO study in wet-AMD.

Depreciation and amortization expense remained relatively stable with $288,976 in 2017 and $279,008 in 2018.

In 2018, the Company did not have a gain on settlement compared to a vendor settlement of $70,757 in 2017.

For the three months ended June 30, 2018, the Company recognized a net loss of $545,028 compared to a net loss of $3,900,829 for the same period in 2017. The decrease in net loss is primarily a result of the completion of the MAKO study in wet-AMD. Until the Company is able to generate revenues, management expects to continue to incur net losses.

Nine Months Ended June 30, 2018 Compared to Nine Months Ended June 30, 2017

Results of operations for the nine months ended June 30, 2018 (“2018”) reflect the following changes from the prior period (“2017”).

	2018	2017	Change
General and administrative	$2,935,919	$4,554,704	$(1,618,785)
Research and development	4,242,307	13,158,460	(8,916,153)
Depreciation and amortization	842,519	879,286	(36,767)
Loss on Impairment of Goodwill	740,912	—	740,912
Gain on Settlement of liabilities	(1,228,805)	(70,757)	(1,158,048)
Total Operating Expenses	7,532,852	18,521,693	(10,988,841)

Operating Loss	(7,532,852)	(18,521,693)	10,988,841

Other income (expense)	651,699	(44,862)	696,561
Net Loss	$(6,881,153)	$(18,566,555)	$11,685,402

The Company had no net revenues from operations in 2017 or 2018. Accordingly, the Company had no cost of revenue from operations in 2017 or 2018.

General and administrative expenses from operations decreased $1,618,785 when comparing 2018 to 2017. This decrease is primarily as a result of a reduction in stock based compensation expense.

The Company incurred $4,242,307 in research and development expenses in 2018 compared to $13,158,460 in 2017. The decrease is primarily as a result of significant costs paid in 2017 related to the MAKO study in wet-AMD, and the settlement of accounts payable balances and long term liabilities.

Depreciation and amortization expense remained relatively stable with $879,286 in 2017 and $842,519 in 2018.

In 2018, the Company had a gain on settlement of accounts payable balances, long term liabilities, and a severance payable to a former director totaling $1,228,805 compared to $70,757 in 2017.

In 2018, the Company recorded an impairment on goodwill of $740,912 compared to $0 in 2017. Due to the significant decrease in stock value in 2018, the company performed an impairment test and concluded goodwill was impaired.

For the nine months ended June 30, 2018, the Company recognized a net loss of $6,881,153 compared to a net loss of $18,566,555 for the same period in 2017. The decrease in net loss is primarily as a result of the completion of the MAKO study in wet-AMD. Until the Company is able to generate revenues, management expects to continue to incur net losses.

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

On February 14, 2018, plaintiff, Jeevesh Khanna, commenced an action in the Southern District of New York, alleging that several current and former officers violated federal securities laws between June 24, 2014 and January 4, 2018. On August 7, 2018, the lead plaintiffs, now George Lehman and Insured Benefits Plans, Inc. filed an amended complaint, stating that the class period be April 8, 2014 through January 4, 2018. The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, they seek maintain the action as a class action to recover damages on behalf of themselves and other persons who purchased or otherwise acquired our stock during the putative class period and purportedly suffered financial harm as a result. We dispute these claims and intend to defend the matter vigorously. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

On May 3, 2018, plaintiff Adele J. Barke, derivatively on behalf of Ohr Pharmaceutical Inc. commenced an action against Michael Ferguson, Orin Hirschman, Thomas M. Riedhammer, June Almenoff and Jason Slakter in the Supreme Court, State of New York, alleging that the action was brought in the right and for the benefit of Ohr seeking to remedy their “breach of fiduciary duties, corporate waste and unjust enrichment that occurred between June 24, 2014 and the present.” It does not quantify any alleged damages. The Company and the individuals dispute these claims and intend to defend the matter vigorously. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm our business and the value of our common stock. Such litigation has been stayed by agreement of the parties pending a decision in the federal case.

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

Risks Relating to Our Financial Position and Need for Capital

Our business was substantially dependent on the success of squalamine, which recently failed to meet its primary efficacy endpoint in the MAKO Study. Unless we identify and execute on a strategic alternative, we may be required to liquidate, dissolve, or otherwise wind down our operations.

To date, we have devoted a substantial portion of our research, development, clinical efforts and financial resources toward the development of squalamine for the treatment of wet-AMD. Squalamine was our lead product candidate. On January 5, 2018, we announced topline results from our MAKO Study which did not meet its primary efficacy endpoint. We are unable to identify a viable plan for continued clinical development of this product candidate and have curtailed all of our activities on this program. We have no assurance that we will be able identify and execute on a strategic alternative and may be required to liquidate, dissolve or otherwise wind down our operations if we are unable to do so.

We may not be able to monetize the non-squalamine assets, including the SKS sustained release ocular drug delivery platform technology, CEP assets, or our interest in the Depymed joint venture.

We may not be able to monetize any or some of the non-squalamine assets, including the SKS sustained release ocular drug delivery platform technology, the CEP assets or our interest in the Depymed joint venture. In that event, we may be constrained to write off those assets, in whole or in part.

We are subject to securities class action litigation and derivative shareholder litigation.

As a result of our announcement of negative results from the MAKO Study, our stock price declined substantially. On February 14, 2018, a securities class action litigation was brought against the Company, Dr. Jason Slakter, Sam Backenroth, and Irach Tarapowela in federal district court in the Southern District of New York. A securities class action complaint was filed on August 7, 2018, by lead plaintiffs George Lehman and Insured Benefit Plans, Inc. We dispute these claims and intend to defend the matter vigorously. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

On May 3, 2018, plaintiff Adele J. Barke, derivatively on behalf of the Company commenced an action against Michael Ferguson, Orin Hirschman, Thomas M. Riedhammer, June Almenoff and Jason Slakter alleging that the action was brought in the right and for the benefit of Ohr seeking to remedy their “breach of fiduciary duties, corporate waste and unjust enrichment that occurred between June 24, 2014 and the present.” It does not quantify any alleged damages. The Company and the individuals dispute these claims and intend to defend the matter vigorously. Such litigation is currently stayed, but that status could change. Such litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

If we fail to continue to meet all applicable Nasdaq Capital Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

Our common stock is listed on the Nasdaq Capital Market, and has been trading for under $1 for several months. In order to maintain our listing, we must meet minimum financial and other requirements, including requirements for a minimum amount of capital, a minimum price per share and continued business operations so that we are not characterized as a “public shell company.” Nasdaq may determine to delist our common stock from the Nasdaq Capital Market. In the event that our common stock is delisted from the Nasdaq Capital Market and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Markets. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange or to enter into various strategic alternatives.

On February 20, 2018, we received a notification letter from Nasdaq indicating that the bid price of our common stock for the last 30 consecutive business days had closed below the minimum $1.00 per share required for continued listing under Nasdaq Listing Rule 5550(a). We were provided a period of 180 calendar days, or until August 20, 2018, to regain compliance.

The Company plans to carefully assess potential actions to regain compliance. However, it appears at this time that the Company will be unable to regain compliance with Nasdaq requirements during the initial 180 day compliance period, and the Company anticipates Nasdaq will provide a notice to the Company that its shares of common stock are subject to delisting.

There is no certainty that we will be able to execute on any strategic alternatives to maximize shareholder value. If we are unable to identify and execute such strategic alternatives, we may be forced to cease operations and liquidate.

Based on the results of the MAKO study, we began a comprehensive review of strategic alternatives to maximize shareholder value. As part of its review of strategic alternatives, the Company formed a special committee of independent directors. The Board of Directors and the special committee have retained Roth Capital Markets, LLC, to advise and assist us in this review. The strategic alternatives that we are exploring, may include some or all of the following: license, divestiture, or monetization of current assets; license or acquisition of additional assets; merger, joint venture, partnership, or other business combination with another entity, public or private. There can be no assurance that this review process will result in a transaction, or that if a transaction does occur, that it will successfully enhance stockholder value. Our expected cash position, net of all liabilities, limits our attractiveness to potential merger candidates and the value that we may receive in such merger, joint venture, partnership, or other business combination scenarios may be less than the current market value of the Company. If we are unable to identify and execute on a strategic alternative, we may be forced to liquidate.

We have incurred significant losses and anticipate that we will incur additional losses. We might never achieve or sustain revenues.

We have experienced significant net losses since our inception. As of June 30, 2018, we had an accumulated deficit of approximately $115 million. We expect to continue to incur net losses. We do not expect to receive, for at least the next several years, any revenues from the commercialization of our product candidates.

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

We depend upon key officers and consultants in a competitive market for skilled personnel. If we are unable to retain key personnel, it could adversely affect our business. The negative result of the MAKO study and our limited financial resources may make us less successful at retaining employees.

We are highly dependent upon the principal members of our management team, especially our Chief Executive Officer, Dr. Jason Slakter, and Vice President of Business Development and Chief Financial Officer, Sam Backenroth, as well as our directors and key consultants. A loss of any of these personnel may have a material adverse effect on aspects of our business.

The announcement that we have commenced a review of strategic alternatives may create uncertainty about our prospects as an independent business entity, and make it more difficult to retain qualified executive and other key personnel. The review process may also be costly, time-consuming, divert the attention of management or result in changes in our management team or our board of directors, all of which could materially and adversely affect our business. We may be required to enter into retention agreements with our key employees to ensure execution of a strategic transaction, once such transaction is identified. In addition, our stock price may experience periods of increased volatility as a result of these activities or related rumors and speculation.

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

Until such time, if ever, as we can generate substantial product revenues, we may finance our cash needs through a combination of equity offerings, debt financings, and partnerships. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as holders of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions.

If we raise capital through a partnership, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our future commercialization efforts, or cease operations and liquidate.

We are highly dependent upon our ability to enter into agreements with collaborative partners to develop, commercialize, and market our products.

Our strategy is to seek a strategic commercial partner, or partners, with extensive experience in the development, commercialization, and marketing of ophthalmic and non-ophthalmic products. To date, we have not entered into any strategic partnerships for any of our products. We face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be intricate and time consuming to negotiate and document. We may not be able to negotiate strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships.

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

We currently have no sales, marketing or distribution capabilities and no experience in building a sales force and distribution capabilities. If we are ever in a position to commercialize our product candidates, of which there can be no assurance, we must develop internal sales, marketing and distribution capabilities, which will be expensive and time consuming, or make arrangements with third parties to perform these services. If we decide to market any of our products directly, we must commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and with supporting distribution capabilities. Building an in-house marketing and sales force with technical expertise and distribution capabilities will require significant expenditures, management resources and time. Factors that may inhibit our efforts to commercialize any products directly and without strategic partners include:

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

If we are ever to conduct additional clinical trials, we would continue to rely on third parties to conduct any future clinical trials for us. If such third parties do not successfully carry out their duties or if we lose our relationships with such third parties, our drug development efforts could be delayed.

We are dependent on contract research organizations, third-party vendors and independent investigators for preclinical testing, and clinical trials related to any potential drug discovery and development efforts. These parties are not our employees, and we cannot control the amount or timing of resources that they devote to any programs. If they fail to devote sufficient time and resources to any drug development programs or if their performance is substandard, it would delay the development and commercialization of these product candidates. The parties with which we would contract for execution of our clinical trials will play a significant role in the conduct of the trials and the subsequent collection and analysis of data. Their failure to achieve their research goals or otherwise meet their obligations on a timely basis could adversely affect clinical development of these product candidates.

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

These factors may materially adversely affect the willingness or ability of third parties to conduct any clinical trials and may lead to unexpected cost increases. Nevertheless, we are responsible for ensuring that each of our studies would be conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on contract research organizations would not relieve us of our regulatory responsibilities. We and our contract research organizations would be required to comply with applicable current Good Laboratory Practice (“CGLP”), current Good Manufacturing Practice (“CGMP”), and current Good Clinical Practice (“CGCP”) regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces these CGCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or our contract research organizations fail to comply with applicable CGCP, the clinical data generated in these clinical trials might be deemed unreliable and the FDA or comparable foreign regulatory authorities may require additional clinical trials before approving the marketing applications. We cannot assure that, upon inspection, the FDA or any comparable foreign regulatory authority will determine that any clinical trials comply with CGCP. In addition, clinical trials must be conducted with product produced under current CGMP, regulations and will require a large number of test subjects. Our failure or the failure of our contract research organizations to comply with these regulations might require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

If we conduct any additional trials and our contract research organizations do not successfully carry out their duties or if we were to lose relationships with contract research organizations, our drug development efforts could be delayed or terminated.

If we were to lose relationships with any one or more of these parties, we could experience a significant delay in both identifying another comparable provider and then contracting for its services. We may be unable to retain an alternative provider on reasonable terms, if at all. Even if we locate an alternative provider, it is likely that this provider might need additional time to respond to our needs and might not provide the same type or level of service as the original provider. In addition, any provider that we retain would be subject to current CGLP and CGCP, other regulatory standards, and similar foreign standards, and we do not have control over compliance with these regulations by these providers. Consequently, if these practices and standards are not adhered to by these providers, the development and commercialization of our product candidates could be delayed, and have a material adverse effect on our business.

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

If any product candidate does not provide a treatment regimen that is at least as beneficial as the current standard of care or otherwise does not provide some additional benefit over the current standard of care, that product will not achieve market acceptance and we will not generate sufficient revenues to achieve profitability.

We may not be able to continue or fully exploit our partnerships with outside scientific and clinical advisors, which could impair the progress of our research and development efforts.

We work with scientific and clinical advisors who are experts in their respective fields. They advise us with respect to our programs. These advisors are not our employees and may have other commitments that would limit their future availability to us. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services, which may impair our reputation in the industry and our business efforts.

We rely completely on third-party manufacturers which might result in delays in research, development, clinical trials, regulatory approvals and product introductions.

We have no manufacturing facilities and do not have extensive experience in the manufacturing of drugs or in designing drug manufacturing processes. We would have to contract with third-party manufacturers to produce, in collaboration with us, any product candidates for clinical trials. If any product candidates are approved by the FDA or other regulatory agencies, including foreign regulatory agencies for commercial sale, we might need to amend our contract with the manufacturer or contract with another third party to manufacture them in larger quantities. If we were to need to enter into alternative arrangements, it could delay our product development activities. Our reliance on these third parties for development activities would reduce our control over these activities but would not relieve us of our responsibility to ensure compliance with all required regulations and study and trial protocols. If these third parties were not to successfully carry out their contractual duties, meet expected deadlines or conduct studies in accordance with regulatory requirements or our stated study and trial plans and protocols, or if there were disagreements between us and these third parties, we would not be able to initiate, or complete, or may be delayed in completing, the clinical trials required to support future approval of any product candidates. In some such cases, we may need to locate an appropriate replacement third-party relationship, which may not be readily available or with acceptable terms, which would cause additional delay with respect to the approval of product candidates and would thereby have a material adverse effect on our business, financial condition, results of operations and prospects.

We have not entered into long-term agreements with third-party manufacturers or with any alternate suppliers. Although we would need to do so prior to any commercial launch of a product that is approved by the FDA or any comparable foreign regulatory authorities in order to ensure that we maintain adequate supplies of commercial drug product, we may be unable to enter into such agreements or do so on commercially reasonable terms, which could delay a product launch or subject our commercialization efforts to significant supply risk. In addition, reliance on third-party manufacturers entails risks to which we would not be subject to if we manufactured the product candidates ourselves, including:

●	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;

●	reduced control as a result of using third-party manufacturers for all aspects of manufacturing activities;

●	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us; and

●	disruptions to the operations of manufacturers or suppliers of products and services that are vital to any clinical program caused by conditions unrelated to our business or operations, including regulatory enforcement actions, and bankruptcy of the manufacturer or supplier.

Any of these events could lead to clinical trial delays or failure to obtain regulatory approval or impact our ability to successfully commercialize future product candidates. Some of these events could be the basis for FDA or any comparable foreign regulatory authority action, including injunction, recall, seizure or total or partial suspension of product manufacture.

Contract manufacturers are subject to significant regulatory oversight with respect to manufacturing products. The manufacturing facilities on which we would rely may not continue to meet regulatory requirements and may have limited capacity.

Any manufacturers of our product candidates are obliged to operate in accordance with FDA-mandated CGMPs. In addition, the facilities that would be used by contract manufacturers or other third party manufacturers to manufacture our product candidates must be approved by the FDA or other foreign regulatory authority pursuant to inspections that would be conducted after we request regulatory approval from the FDA or other foreign regulatory authority. A failure of any contract manufacturers to establish and follow CGMPs and to document their adherence to such practices may lead to significant delays in development, or in clinical trials or in obtaining regulatory approval of product candidates or the ultimate launch of products into the market. Furthermore, any of our future contract manufacturers are likely to be engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes them to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of the contract manufacturers’ facilities generally. Failure by third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions, and criminal prosecutions. Many aspects of the clinical trial and manufacturing process are outside of our control. The facilities and quality systems of third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

The regulatory authorities also may, at any time following approval of a product for sale, audit our manufacturing facilities or those of third-party manufacturers. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or third-party manufacturers to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a manufacturing facility. Any such remedial measures imposed upon us or third parties with whom we might contract could materially harm our business.

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

These organizations also compete with us for acquisitions and joint venture candidates and for other collaborations.

Our employees, partners, independent contractors, consultants, and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, partners, independent contractors, consultants, and vendors may engage in fraudulent or other illegal activity with respect to our business. Such misconduct could include intentional, reckless and/or negligent conduct or unauthorized activity that violates: (1) FDA or any comparable foreign regulatory authority regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA or any comparable foreign regulatory authority; (2) manufacturing standards; (3) federal, state and foreign healthcare fraud and abuse laws and regulations; or (4) laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, or illegal misappropriation of drug product, which could result in regulatory sanctions and serious harm to our reputation. Any incidents or any other conduct that leads to an employee receiving an FDA or other regulatory authority debarment could result in a loss of business from our partners and severe reputational harm. We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business, operating results and financial condition.

Any future acquisitions we make of companies or technologies may result in disruption to our business or distraction of our management.

We may acquire or make investments in businesses, technologies, services or products if appropriate opportunities arise. From time to time we engage in discussions and negotiations with companies regarding our acquiring or investing in such companies’ businesses, products, services or technologies, in the ordinary course of our business. We cannot be assured that we will be able to identify future suitable acquisition or investment candidates, or if we do identify suitable candidates, that we will be able to make such acquisitions or investments on commercially acceptable terms or at all. If we acquire or invest in another company, we could have difficulty in assimilating that company’s personnel, operations, technology and software. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in integrating the acquired products, services or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities would be dilutive to our existing stockholders. However, we currently do not have any agreement to enter into any material investment or acquisition transaction.

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

Risks Related to FDA, Comparable Foreign Regulatory Authority and Healthcare Regulations

We face heavy government regulation. FDA regulatory approval and/or comparable foreign regulatory authority’s approval of any products is uncertain.

The research, testing, manufacturing and marketing of drug products are subject to extensive regulation by federal, state and local government authorities, including the FDA or any comparable foreign regulatory authority. To obtain regulatory approval of a product, we would need to demonstrate to the satisfaction of the applicable regulatory agency that, among other things, the product is safe and effective for its intended use. In addition, we would need to show that the manufacturing facilities used to produce the products are in compliance with current Good Manufacturing Practices regulations.

The process of obtaining FDA and other required regulatory approvals, including foreign regulatory approvals and clearances, would require us to expend substantial time and capital. Despite the time and expense expended, regulatory approval is never guaranteed. The number of preclinical and clinical trials that would be required for FDA approval, or any comparable foreign regulatory authority’s approval, varies depending on the drug candidate, the disease or condition for which the drug candidate is in development, and the requirements applicable to that particular drug candidate. The FDA or other foreign health authority can delay, limit or deny approval of a drug candidate for many reasons, including that:

●	a drug candidate may not be shown to be safe or effective;

●	the FDA or any comparable foreign regulatory authority may not approve the manufacturing process;

●	the FDA or any comparable foreign regulatory authority may interpret data from preclinical and clinical trials in different ways; and

●	the FDA may not meet, or may extend, the Prescription Drug User Fee Act date with respect to a particular NDA.

If and when products do obtain marketing approval, the marketing, distribution and manufacture of such products would remain subject to extensive ongoing regulatory requirements. Failure to comply with applicable regulatory requirements could result in:

●	warning letters;

●	fines;

●	civil penalties;

●	injunctions;

●	recall or seizure of products;

●	total or partial suspension of production;

●	refusal of the government to grant future approvals;

●	withdrawal of approvals; and

●	criminal prosecution.

We have not received regulatory approval to market any product candidates in any jurisdiction.

Following regulatory approval of any drug candidates, we would be subject to ongoing regulatory obligations and restrictions, which might result in significant expense and limit our ability to commercialize potential products.

With regard to drug candidates, if any, approved by the FDA or by another regulatory authority, including a foreign regulatory authority, we would be held to extensive regulatory requirements over product manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping. Regulatory approvals may also be subject to significant limitations on the indicated uses or marketing of the drug candidates. Potentially costly follow-up or post-marketing clinical studies may be required as a condition of approval to further substantiate safety or efficacy, or to investigate specific issues of interest to the regulatory authority. Previously unknown problems with the drug candidate, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the drug, and could include withdrawal of the drug from the market.

In addition, the law or regulatory policies governing pharmaceuticals may change. New statutory requirements may be enacted or additional regulations may be enacted that could prevent or delay regulatory approval of our drug candidates. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or elsewhere. If we were not able to maintain regulatory compliance, we might not be permitted to market our drugs and which could have a material adverse effect on our business and competitive position.

Healthcare policy changes, including proposals to reform the U.S. healthcare system, may harm our future business.

Healthcare costs have risen significantly over the past decade. There have been and continue to be proposals by legislators, regulators and third-party payors to keep these costs down. Certain proposals, if passed, would impose limitations on the prices we would be able to charge for our products, or the amounts of reimbursement available for these products from governmental agencies third party payors. These limitations could in turn reduce the amount of investment into development, and the amount of revenues that we would be able to generate in the future from sales of our products and licenses of our technology.

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

Even if we have or obtain patents covering our product candidates or technologies, we may still be barred from making, using and selling one or more of our product candidates or technologies because of the patent rights of others. Others have or may have filed, and in the future are likely to file, patent applications covering compounds, assays, therapeutic products and delivery systems, including sustained release delivery, that are similar or identical to ours. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in the area of medical disorders. These could materially affect our ability to develop our product candidates or sell our products. Because patent applications can take years to issue, there may be currently pending applications, unknown to us, that may later result in issued patents that our product candidates or technologies may infringe. These patent applications may have priority over one or more patent applications filed by us.

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

We have not received to date any claims of infringement by any third parties. However, as any product candidates progress into clinical trials and commercialization, if at all, our public profile and that of these product candidates may be raised and generate such claims. Defending against such claims, and occurrence of a judgment adverse to us, could result in unanticipated costs and may have a material adverse effect on our business and competitive position. If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to:

●	obtain licenses, which may not be available on commercially reasonable terms, if at all;

●	redesign products or processes to avoid infringement;

●	stop using the subject matter claimed in the patents held by others, which could cause us to lose the use of one or more of our drug candidates;

●	defend litigation or administrative proceedings that may be costly whether we win or lose, and which could result in a substantial diversion of management resources; or

●	pay damages.

Any costs incurred in connection with such events or the inability to sell our products may have a material adverse effect on our business and results of operations.

Intellectual property litigation is increasingly common and increasingly expensive and may result in restrictions on our business and substantial costs, even if we prevail.

Patent and other intellectual property litigation is becoming more common in the pharmaceutical industry. Litigation is sometimes necessary to defend against or assert claims of infringement, to enforce our patent rights, including those we have licensed from others, to protect trade secrets or to determine the scope and validity of proprietary rights of third parties. Currently, no third party is asserting that we are infringing upon their patent rights or other intellectual property, nor are we aware or believe that we are infringing upon any third party’s patent rights or other intellectual property. We may, however, be infringing upon a third party’s patent rights or other intellectual property, and litigation asserting such claims might be initiated in which we would not prevail, or we would not be able to obtain the necessary licenses on reasonable terms, if at all. All such litigation, whether meritorious or not, as well as litigation initiated by us against third parties, is time-consuming and very expensive to defend or prosecute and to resolve. In addition, if we infringe the intellectual property rights of others, we could lose our right to develop, manufacture or sell products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. An adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing or selling products, which could harm our business, financial condition and prospects.

A dispute concerning the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be time consuming and costly, and an unfavorable outcome could harm our business.

There is significant litigation in our industry regarding patent and other intellectual property rights. While we are not currently subject to any pending intellectual property litigation, and are not aware of any such threatened litigation, we may be exposed to future litigation by third parties based on claims that our product candidates, technologies or activities infringe the intellectual property rights of others. If any drug development activities are found to infringe any such patents, we may have to pay significant damages or seek licenses to such patents. If any products are found to infringe any such patents, we may have to pay significant damages or seek licenses to such patents. A patentee could prevent us from making, using or selling the patented compounds. We may need to resort to litigation to enforce a patent issued to us, protect our trade secrets or determine the scope and validity of third-party proprietary rights. From time to time, we may hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities conducted by us. Either we or these individuals may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, regardless of whether we win or lose. We also may not be able to afford the costs of litigation.

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

Changes in or different interpretations of patent laws in the United States and foreign countries may permit others to develop and commercialize our technology and products without providing any compensation to us or may limit the number of patents or claims we can obtain. In particular, there have been proposals to shorten the exclusivity periods available under U.S. patent law that, if adopted, could substantially harm our business. The product candidates are protected by intellectual property rights, including patents and patent applications. If any such product candidates becomes a marketable product, we would rely on our exclusivity under patents to sell the compound and recoup our investments in the research and development of the compound. If the exclusivity period for patents is shortened, then our ability to generate revenues without competition would be reduced and our business could be materially adversely impacted. The laws of some countries do not protect intellectual property rights to the same extent as U.S. laws, and those countries may lack adequate rules and procedures for defending our intellectual property rights. For example, some countries, including many in Europe, do not grant patent claims directed to methods of treating humans and, in these countries, patent protection may not be available at all to protect our product candidates. In addition, U.S. patent laws may change, which could prevent or limit us from filing patent applications or patent claims to protect our products or technologies or limit the exclusivity periods that are available to patent holders. For example, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was recently signed into law and includes a number of significant changes to U.S. patent law. These include changes to transition from a “first-to-invent” system to a “first-to-file” system and to the way issued patents are challenged. These changes may favor larger and more established companies that have more resources to devote to patent application filing and prosecution. The U.S. Patent and Trademark Office has been in the process of implementing regulations and procedures to administer the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act may affect our ability to obtain, enforce or defend our patents. Accordingly, it is not clear what, if any, impact the LeahySmith Act will ultimately have on the cost of prosecuting our patent applications, our ability to obtain patents based on our discoveries and our ability to enforce or defend our issued patents.

If we fail to obtain and maintain patent protection and trade secret protection of any product candidates, proprietary technologies and their uses, we could lose our competitive advantage and competition we face would increase, reducing our potential revenues and adversely affecting our ability to attain profitability.

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

Factors that may cause the market price and volume of our common stock to decrease include:

●	Delisting or other changes in status of Nasdaq listing;

●	changes in stock market analyst recommendations regarding our common stock or lack of analyst coverage;

●	fluctuations in our results of operations, timing and announcements of our bio-technological innovations or new products or those of our competitors;

●	developments concerning discussions that we may be in, or enter into, regarding strategic alliances, partnerships, mergers, acquisitions, or similar transactions;

●	announcements of FDA non-approval of any drug products, or delays in the FDA or other foreign regulatory review process or actions;

●	adverse actions taken by regulatory agencies with respect to any drug products, clinical trials, manufacturing processes or sales and marketing activities;

●	any lawsuit involving us or any drug products;

●	developments with respect to our patents and proprietary rights;

●	announcements of technological innovations or new products by our competitors;

●	public concern as to the safety of products developed by us or others;

●	regulatory developments in the United States and in foreign countries;

●	the pharmaceutical industry conditions generally and general market conditions;

●	failure of our results of operations to meet the expectations of stock market analysts and investors;

●	sales of our common stock by our executive officers, directors and five percent stockholders or sales of substantial amounts of our common stock;

●	changes in accounting principles; and

●	loss of any of our key scientific or management personnel.

The market for our common stock is illiquid. Our stockholders may not be able to resell their shares at or above the purchase price paid by such stockholders, or at all.

Our common stock is quoted on the NASDAQ Capital Market. The market for our securities is illiquid. This illiquidity may be caused by a variety of factors including:

●	lower trading volume; and

●	market conditions.

There is limited trading in our common stock and our security holders may experience wide fluctuations in the market price of our securities. Such price and volume fluctuations have particularly affected the trading prices of equity securities of many pharmaceutical and biotechnology companies. These price and volume fluctuations often appear to have been unrelated to the operating performance of the affected companies. These fluctuations may have an extremely negative effect on the market price of our securities and may prevent a stockholder from obtaining a market price equal to the purchase price such stockholder paid when the stockholder attempts to sell our securities in the open market. In these situations, the stockholder may be required either to sell our securities at a market price which is lower than the purchase price the stockholder paid, or to hold our securities for a longer period of time than planned. An inactive market may also impair our ability to raise capital by selling shares of capital stock.

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

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to use our cash for reinvestment in the development and marketing of our products and services. As a result, investors may have to sell their shares of common stock to realize any of their investment.

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

There have been other changing laws, regulations and standards relating to corporate governance and public disclosure in addition to the Sarbanes-Oxley Act, as well as new regulations promulgated by the Commission and rules promulgated by the national securities exchanges. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty retaining qualified board members and executive officers, which could have a material adverse effect on our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, we may incur additional expenses to comply with standards set by regulatory authorities or governing bodies which would have a material adverse effect on our business and results of operations.

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

Date: August 14, 2018

OHR PHARMACEUTICAL, INC.

(Registrant)

By:	/s/ Dr. Jason S. Slakter
Dr. Jason Slakter
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Sam Backenroth
Sam Backenroth
Chief Financial Officer
(Principal Financial and Accounting Officer)

