Form 10-K
period 2018-09-30
Ohr Pharmaceutical Inc
filed 2019-01-03
CIK 1173281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check One): Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated ☐     Smaller reporting company ☒     Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates at March 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $11,315,665 (based on the closing price of the registrant’s common stock on the NASDAQ Capital Market on such date). Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such person might be deemed to be an affiliate. This determination of affiliate status might not be conclusive for other purposes.

At January 2, 2019, the registrant had 56,466,428 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Our discussion and analysis of the business and subsequent discussion of financial conditions may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical in nature, including statements about beliefs and expectations, are forward-looking statements. Words such as “may,” “will,” “should,” “estimates,” “predicts,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties as described in greater detail in our “Risk Factors” on page 4 of this Annual Report. You are cautioned that these forward-looking statements reflect management’s estimates only as of the date hereof, and we assume no obligation to update these statements, even if new information becomes available or other events occur in the future, except as required by law. Actual future results, events and trends may differ materially from those expressed in or implied by such statements depending on a variety of factors, including, but not limited to those set forth in our filings with the Securities and Exchange Commission (“SEC”). Specifically, and not in limitation of these factors, we may alter our plans, strategies, objectives or business.

ITEM 1.	BUSINESS

GENERAL AND HISTORICAL

Company Overview

Ohr Pharmaceutical, Inc. (“we,” “us,” “our,” “Ohr,” or the “Company”) is a pharmaceutical company which has been focused on the development of novel therapeutics and delivery technologies for the treatment of ocular disease.

Recent Developments

On January 2, 2019, the Company, Ohr Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Ohr (“Merger Sub”), and NeuBase Therapeutics, Inc., a Delaware corporation (“NeuBase”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into NeuBase, with NeuBase becoming a wholly-owned subsidiary of the Company and the surviving corporation of the merger (the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (a) each outstanding share of NeuBase common stock, including shares of NeuBase capital stock issued in, or issued upon conversion, exercise or exchange of securities issued in, the NeuBase Financing (as defined below), will be converted into the right to receive the number of shares of the Company’s common stock (the “Company Common Stock”) equal to the exchange ratio described below; (b) each outstanding NeuBase stock option that has not previously been exercised prior to the Effective Time will be assumed by the Company; and (c) the warrant to purchase shares of common stock of NeuBase will be converted into and become a warrant to purchase shares of Company Common Stock.

Under the exchange ratio formula in the Merger Agreement, as of immediately after the Merger, the former NeuBase securityholders are expected to own approximately 80% (the “NeuBase Allocation Percentage”) of the aggregate number of shares of the Company Common Stock issued and outstanding following the consummation of the Merger (the “Post-Closing Shares”), and the stockholders of the Company as of immediately prior to the Merger are expected to own approximately 20% (the “Ohr Allocation Percentage”) of the aggregate number of Post-Closing Shares. NeuBase anticipates that it will issue and sell not less than $4,000,000 (the gross proceeds received by NeuBase, the “NeuBase Proceeds”) of its equity securities (including securities convertible, exercisable or exchangeable into such equity securities) prior to the Effective Time (the “NeuBase Financing”). The NeuBase Allocation Percentage will be increased by 0.1% for every $100,000 that the NeuBase Proceeds exceeds $4,000,000, and the Ohr Allocation Percentage will be decreased by 0.1% for every $100,000 that the NeuBase Proceeds exceeds $4,000,000.

Immediately following the Effective Time, the name of the Company will be changed from “Ohr Pharmaceutical, Inc.” to “NeuBase Therapeutics, Inc.” The Merger Agreement contemplates that, immediately after the Effective Time, the Board of Directors of the Company will consist of five members, all of which will be designated by NeuBase. The executive officers of the Company immediately after the Effective Time will be designated by NeuBase with NeuBase’s Chief Executive Officer, Dietrich Stephan, being the Company’s Chief Executive Officer.

The Merger Agreement contains customary representations, warranties and covenants made by the Company and NeuBase, including covenants relating to obtaining the requisite approvals of the stockholders of the Company and NeuBase, indemnification of directors and officers, and the Company and NeuBase signing the Merger Agreement and the closing of the Merger. Consummation of the Merger is subject to certain closing conditions, including, among other things, approval by the stockholders of the Company and NeuBase. The Merger Agreement contains certain termination rights for both the Company and NeuBase, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay NeuBase a termination fee of $250,000 or NeuBase may be required to pay the Company a termination fee of $250,000.

In accordance with the terms of the Merger Agreement, (i) the officers and directors of the Company have each entered into a support agreement with the Company and NeuBase (the “Ohr Support Agreements”), and (ii) the officers, directors and certain affiliated stockholders of NeuBase have each entered into a support agreement with NeuBase and the Company (the “NeuBase Support Agreements,” together with the Ohr Support Agreements, the “Support Agreements”). The Support Agreements place certain restrictions on the transfer of the shares of the Company and NeuBase held by the respective signatories thereto and include covenants as to the voting of such shares in favor of approving the transactions contemplated by the Merger Agreement and against any actions that could adversely affect the consummation of the Merger.

Concurrently with the execution of the Merger Agreement, the officers and directors of the Company, and the officers, directors and certain stockholders of NeuBase, each entered into lock-up agreements (the “Lock-Up Agreements”) pursuant to which they have agreed, among other things, not to sell or dispose of any shares of Company Common Stock which are or will be beneficially owned by them at the closing of the Merger until the date that is 90 days after the Effective Time.

In connection with the Merger, on January 2, 2019, Ohr entered into a Retention Bonus Agreement with Dr. Jason Slakter, Ohr’s Chief Executive Officer (the “Retention Bonus Agreement”). Under the Retention Bonus Agreement, Dr. Slakter is eligible for a retention bonus payment of $75,000 upon the earliest to occur of the following: (i) Dr. Slakter’s continued service with the Company in his current position through and including the closing date of the Merger, or (ii) Dr. Slakter is involuntarily separated from service without Cause (as such term is defined in the Retention Bonus Agreement) by the Company prior to the closing date of the Merger. In the event Dr. Slakter voluntarily separates from service with the Company for any reason prior to the closing of the Merger, Dr. Slakter will not receive any retention bonus payment and the Company will have no further obligation to Dr. Slakter under the Retention Bonus Agreement.

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

On January 5, 2018, the Company reported topline data from the MAKO study which did not meet its primary efficacy endpoint. The MAKO study evaluated the efficacy and safety of topically administered squalamine in combination with monthly Lucentis® injections for the treatment of wet-AMD. Based on these results, we discontinued further development of squalamine and have been evaluating strategic alternatives to maximize stockholder value.

As part of its review of strategic alternatives, the Company formed a special committee of independent directors. The Board of Directors and the special committee have engaged Roth Capital Markets, LLC, to advise them and management, and to assist in pursuing a range of strategic alternatives including some of the following: license, divestiture, or other monetization of current assets; license or acquisition of additional assets; merger, reverse merger, joint venture, partnership, or other business combination with another entity, public or private. Neither the Board nor the special committee has set a definitive timetable for completion of this process. There can be no assurance that this process will result in a strategic alternative of any kind. The Company does not intend to disclose developments or provide updates on the progress or status of this process unless it deems further disclosure is appropriate or required.

ASSETS AND TECHNOLOGIES

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

Competitive Factors

Competition in General

Competition in the area of biomedical and pharmaceutical research and development is intense and significantly depends on scientific and technological factors. These factors include the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain regulatory approval for testing, manufacturing and marketing. Our competitors include major pharmaceutical and specialized biotechnology companies, many of which have financial, technical and marketing resources significantly greater than ours. In addition, many biotechnology companies have formed collaborations with large, established companies to support research, development and commercialization of products that may be competitive. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint ventures. We can provide no assurance that developments by others will not render our technology obsolete, noncompetitive or harm our strategy, that we will be able to keep pace with new technological developments or that our technology will be able to supplant established products and methodologies in the therapeutic areas that are targeted by us. The foregoing factors could have a material adverse effect on our business, prospects, financial condition and results of operations. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific personnel and consultants.

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

All of these programs are in a more advanced stage than us. Each of these may prove to be effective means to deliver drugs in a sustained manner and we cannot assure that none of them will get to market before us or that our technology will be a better drug delivery approach.

Corporate Strategy

The Board of Directors and the special committee have engaged Roth Capital Markets, LLC, to advise them and management, and to assist in pursuing a range of strategic alternatives including some of the following: license, divestiture, or other monetization of current assets; license or acquisition of additional assets; merger, reverse merger, joint venture, partnership, or other business combination with another entity, public or private. Neither the Board nor the special committee has set a definitive timetable for completion of this process. There can be no assurance that this process will result in a strategic alternative of any kind. The Company does not intend to disclose developments or provide updates on the progress or status of this process unless it deems further disclosure is appropriate or required.

Patents and Other Proprietary Rights

Patents and other proprietary rights are important to our business. It is our policy to seek patent protection for our assets, and also to rely upon trade secrets, know-how and licensing opportunities to develop and maintain our competitive position.

We generally seek worldwide patent protection for products and have foreign patent rights corresponding to most of our U.S. patents. We currently own or have exclusively licensed several issued U.S. patents and non-US patents and have additional U.S. and non-U.S. pending patent applications.

Under an agreement with Akina, Inc (“Akina”), we license patents and patent applications, with an estimated expiration date of September 2031, relating to nano/micro/macro particle fabrication technology for sustained release of molecules. The worldwide, exclusive, sub-licensable license was granted to SKS (now Ohr) for use in developing ocular products. Under the agreement with Akina, the parties collaborated on three nano/micro particle products. Additional patent applications have been filed that expand on this platform technology.

Pursuant to the terms of the Uruguay Round Agreements Act, the term of a U.S. patent is 20 years and is measured from the effective date that the patent application was filed rather than the prior calculation of term which was 17 years from the date that the patent issued. Patent term may be extended beyond the 20-year period by patent term adjustment when the U.S. Patent Office fails to examine the patent application in a timely manner before issuance of the patent. We take advantage of patent term adjustment whenever available and expect to seek patent term extensions following marketing approval. Under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”) and the Generic Animal Drug and Patent Term Restoration Act of 1988 (the “GADPTR Act”), a patent that claims a product, use or method of manufacture covering a drug may be extended for up to five years to compensate the patent holder for a portion of the time required for FDA review. Our issued U.S. patents and applications related to the SKS technology have expiration dates ranging from April 2027 to September 2033.

While we file and prosecute patent applications to protect our inventions, our pending patent applications might not result in the issuance of patents or our issued patents might not provide competitive advantages. Also, our patent protection might not prevent others from developing competitive products using related or other technology.

In addition to seeking intellectual property protection via patents and licenses, we also rely upon trade secrets, know-how and technological innovation, which we seek to protect, in part, by confidentiality agreements with employees, consultants, suppliers and licensees.

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

NUMBER OF PERSONS EMPLOYED

At September 30, 2018, we had three full-time employees. In addition, we use consultants on an as needed basis, to provide a cost efficient alternative to a larger infrastructure to support the Company.

GOVERNMENT COMPLIANCE

The Drug Development Process

Regulation by government authorities in the United States and foreign countries is a significant factor in the research, development, manufacture, and marketing of product candidates. Any product candidates will require regulatory approval before they can be commercialized. In particular, human therapeutic products are subject to rigorous preclinical and clinical trials and other premarket approval requirements by the FDA and foreign authorities. Many aspects of the structure and substance of the FDA and foreign pharmaceutical regulatory practices have been reformed during recent years, and continued reform is under consideration in a number of jurisdictions. The ultimate outcome and impact of such reforms and potential reforms cannot be predicted.

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

Any approval required by the FDA for any product candidates may not be obtained on a timely basis, or at all. The designation of a clinical trial as being of a particular phase is not necessarily indicative that such a trial will be sufficient to satisfy the parameters of a particular phase, and a clinical trial may contain elements of more than one phase notwithstanding the designation of the trial as being of a particular phase. The results of preclinical studies or early stage clinical trials may not predict long-term safety or efficacy of compounds when they are tested or used more broadly in humans.

Approval of a product candidate by comparable regulatory authorities in foreign countries is generally required prior to commencement of marketing of the product in those countries. The approval procedure varies among countries and may involve additional testing, and the time required to obtain such approval may differ from that required for FDA approval.

Other Regulations

Various federal, state and local laws, regulations, and recommendations relating to safe working conditions, laboratory practices, the experimental use of animals, the environment and the purchase, storage, movement, import, export, use, and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with research activities. They include, among others, the U.S. Atomic Energy Act, the Clean Air Act, the Clean Water Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, and Resources Conservation and Recovery Act, national restrictions on technology transfer, import, export, and customs regulations, and other present and possible future local, state, or federal regulation. The compliance with these and other laws, regulations and recommendations can be time consuming and involve substantial costs. In addition, the extent of governmental regulation which might result from future legislation or administrative action cannot be accurately predicted and may have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Risks Relating to Our Financial Position and Need for Capital

Our business was substantially dependent on the success of squalamine, which failed to meet its primary efficacy endpoint in the MAKO Study. Unless we execute on a strategic alternative, we may be required to liquidate, dissolve, or otherwise wind down our operations.

Until January 5, 2018, squalamine for the treatment of wet-AMD was our lead product candidate. On January 5, 2018, we announced topline results from our MAKO Study which did not meet its primary efficacy endpoint. Based on these results, we have discontinued further development of squalimine and have been evaluating strategic alternatives to maximize stockholder value. We have no assurance that we will be able to execute on a strategic alternative and may be required to liquidate, dissolve or otherwise wind down our operations if we are unable to do so.

We may not be able to monetize the non-squalamine assets, including the SKS sustained release ocular drug delivery platform technology, CEP assets, or our interest in the Depymed joint venture.

We may not be able to monetize any or some of the non-squalamine assets, including the SKS sustained release ocular drug delivery platform technology, the CEP assets, or our interest in the Depymed joint venture. In that event, we may be constrained to write off those assets, in whole or in part. At September 30, 2018, we significantly wrote down the value of our SKS sustained release asset and there can be no assurance that we will not be required to further write down or write off the asset entirely in the future.

We are subject to securities class action litigation and derivative shareholder litigation. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company.

As a result of our announcement of negative results from the MAKO Study, our stock price declined substantially. On February 14, 2018, a securities class action litigation was brought against the Company, Dr. Jason Slakter, Sam Backenroth, and Irach Tarapowela in federal district court in the Southern District of New York. An amended securities class action complaint was filed on August 7, 2018, by lead plaintiffs George Lehman and Insured Benefit Plans, Inc. We dispute these claims and intend to defend the matter vigorously. On September 17, 2018, we filed a motion to dismiss the complaint. On November 13, 2018, plaintiffs filed a motion to strike exhibits appended to the motion to dismiss. A decision on the motion to strike is pending, and the motion to dismiss will then be fully briefed based on a schedule to be determined by the court. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

On May 3, 2018, plaintiff Adele J. Barke, derivatively on behalf of the Company, commenced an action in Supreme Court, State of New York against Michael Ferguson, Orin Hirschman, Thomas M. Riedhammer, June Almenoff and Jason Slakter alleging that the action was brought in the right and for the benefit of Ohr seeking to remedy their “breach of fiduciary duties, corporate waste and unjust enrichment that occurred between June 24, 2014 and the present.” It does not quantify any alleged damages. The Company and the individuals dispute these claims and intend to defend the matter vigorously. Such litigation is currently stayed pursuant to a stipulation by the parties, which has been so ordered by the court, but that status could change. Such litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

In September 2018, plaintiff John Tomson, derivatively and on behalf of the Company, commenced an action against Michael Ferguson, Sam Backenroth, Irach Taraporewala, Orin Hirschman, Thomas M. Riedhammer, June Almenoff and Jason Slakter in the US District Court for the Southern District of New York alleging that the action was brought in the right and for the benefit of Ohr seeking to remedy their various breaches of fiduciary duties, corporate waste and unjust enrichment that occurred between April 4, 2014 through January 4, 2018. Thereafter, the complaint largely summarized the allegations of the amended complaint filed in the securities class action described above. It does not quantify alleged damages. The Company and the individuals dispute these claims and intend to defend the matter vigorously. Such litigation is currently stayed pursuant to a stipulation by the parties, which has been so ordered by the court, but that status could change. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm the Company’s business and the value of the Company’s common stock. The complaint has not yet been served.

If we fail to continue to meet all applicable Nasdaq Capital Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

On February 20, 2018, we received a written notice (the “First Notice”) from NASDAQ Stock Market LLC (“Nasdaq”) that the Company had not been in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for a period of 30 consecutive business days. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum closing bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days.

In accordance with Nasdaq’s Listing Rule 5810(c)(3)(A), the Company had a period of 180 calendar days, or until August 20, 2018, to regain compliance with the minimum closing bid price requirement. The Company did not regain compliance with the minimum closing bid price requirement by August 20, 2018. The Company was notified by Nasdaq that it might be afforded a second 180 calendar period to regain compliance with the minimum closing bid price requirement under certain circumstances. As a result, the Company applied for an extension of the cure period, as permitted under the notification. In order to cure the deficiency the Company indicated that, to that extent necessary, it planned to seek approval for a reverse stock split in order to meet the minimum closing bid price requirement at a special meeting of the Company’s stockholders which the Company will hold prior to the expiration of the second 180 day period and effectuate the reverse stock split immediately thereafter. On August 21, 2018, we received a written notice from Nasdaq that the Company had been granted an additional 180 calendar days, or until February 19, 2019, to regain compliance with the minimum $1.00 bid price per share requirement of the Listing Rules of Nasdaq (“Second Notice”).

According to the Second Notice, if at any time before February 19, 2019, the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the minimum closing bid price requirement. If, however, compliance with the minimum closing bid price requirement cannot be demonstrated by February 19, 2018, Nasdaq will provide written notification that the Company’s common stock will be delisted. At that time, the Company may appeal Nasdaq’s determination to a Hearings Panel. The Company has filed a definitive proxy statement in connection with special meeting of stockholders to be held on January 18, 2019, at which the Company’s stockholders will vote to approve an amendment to the Company’s certificate of incorporation to effect a reverse stock split of the Company’s common stock at a split ratio of not less than one-for-three and not more than one-for-twenty, to be effective, if at all, at such time as the Company’s Board of Directors shall determine in its sole discretion. We cannot provide any assurances that the stockholders will approve the reverse stock split at the special meeting.

If the stockholders do not approve the reverse stock split, and if we were unable to maintain compliance with the $1.00 minimum bid price requirement and our common stock were delisted from Nasdaq, trading of our common stock would most likely take place on an over-the-counter market established for unlisted securities, such as the OTCQB or the Pink Market maintained by OTC Markets Group Inc. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees, to raise capital, and execute on a strategic alternative.

There is no certainty that we will be able to execute on any strategic alternatives to maximize stockholder value. If we are unable to execute such strategic alternatives, we may be forced to cease operations and liquidate.

Based on the results of the MAKO study, we began a comprehensive review of strategic alternatives to maximize shareholder value. As part of its review of strategic alternatives, the Company formed a special committee of independent directors. The Board of Directors and the special committee have retained Roth Capital Markets, LLC, to advise and assist us in this review. The strategic alternatives that we are exploring, may include some or all of the following: license, divestiture, or monetization of current assets; license or acquisition of additional assets; merger, reverse merger, joint venture, partnership, or other business combination with another entity, public or private. There can be no assurance that this review process will result in a transaction, or that if a transaction does occur, that it will successfully enhance stockholder value. Our expected cash position, net of all liabilities, limits our attractiveness to potential merger candidates and the value that we may receive in such merger, joint venture, partnership, or other business combination scenarios may be less than the current market value of the Company. If we are unable to execute on a strategic alternative, we may be forced to liquidate.

The process of exploring strategic alternatives could adversely impact our business, financial condition and results of operations. We could incur substantial expenses associated with identifying, evaluating, and executing on potential strategic alternatives, including those related to equity compensation, severance pay and insurance, legal, accounting and financial advisory fees. In addition, the process may be time consuming and disruptive to our business operations, could divert the attention of management and the Board from our business, could negatively impact our ability to attract, retain and motivate key employees, and could expose us to potential litigation in connection with this process or any resulting transaction. Further, speculation regarding any developments related to the review and execution of strategic alternatives and perceived uncertainties related to our future could cause our stock price to fluctuate significantly.

We have incurred significant losses and anticipate that we will incur additional losses. We might never achieve or sustain revenues.

We have experienced significant net losses since our inception. As of September 30, 2018, we had an accumulated deficit of approximately $121.3 million. We expect to continue to incur net losses.

The report of our independent registered public accounting firm expresses substantial doubt about the Company’s ability to continue as a going concern. Such “going concern” opinion could impair our ability to obtain financing.

Our auditors, MaloneBailey, LLP, have indicated in their report on the Company’s financial statements for the fiscal year ended September 30, 2018 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations. A “going concern” opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives. Our ability to continue as a going concern will depend upon the availability and terms of future funding. If we are unable to achieve this goal, our business would be jeopardized and the Company may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

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

We are a development stage pharmaceutical company and currently do not have, and may never have, any products that generate revenues. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. To date, we have not generated any product revenues.

We are highly dependent upon our ability to raise additional capital. Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies.

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

If we raise capital through a partnership, we may have to relinquish rights to our technologies or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to cease operations and liquidate.

We are highly dependent upon our ability to enter into agreements with collaborative partners to develop, commercialize, and market any products.

We are dependent on strategic partnerships to develop technologies and products. To date, we have not entered into any strategic partnerships for any products. We face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be intricate and time consuming to negotiate and document. We may not be able to negotiate strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships.

While our strategy is to partner with an appropriate party, no assurance can be given that any third party would be interested in partnering with us. We currently lack the resources to conduct clinical trials, to manufacture any product candidates on a large scale, and we have no sales, marketing or distribution capabilities. In the event we are not able to enter into a collaborative agreement with a partner or partners, on commercially reasonable terms, or at all, we may be unable to conduct clinical trials, or to develop products which would have a material adverse effect upon our business, prospects, financial condition, and results of operations.

Even if we succeed in securing a partner, the partner collaborators may fail to develop or effectively commercialize products using our technologies. Such partnership would pose a number of risks, including the following:

●	partners may not have sufficient resources or decide not to devote the necessary resources due to internal constraints such as budget limitations, lack of human resources, or a change in strategic focus;

●	collaborators may believe our intellectual property or the product candidate infringes on the intellectual property rights of others;

●	partners may dispute their responsibility to conduct development and commercialization activities pursuant to the applicable collaboration, including the payment of related costs or the division of any revenues;

●	partners may decide to pursue a competitive product developed outside of the partnership arrangement;

●	partners may not be able to obtain, or believe they cannot obtain, the necessary regulatory approvals;

●	partners may delay the development or commercialization of any product candidates in favor of developing or commercializing another party’s product candidate; or

●	partners may decide to terminate or not to renew the collaboration for these or other reasons.

Thus, should the Company ever be successful in entering into a partnership agreement, the agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. Partnership agreements are generally terminable without cause on short notice. We also face competition in seeking out collaborators. If we are unable to secure new partners that achieve the partner’s objectives and meet our expectations, we may be unable to advance any product candidates and may not generate meaningful revenues.

We have no experience selling, marketing or distributing products and no internal capability to do so.

We currently have no sales, marketing or distribution capabilities and no experience in building a sales force and distribution capabilities. If we are ever in a position to commercialize any products, of which there can be no assurance, we must develop internal sales, marketing and distribution capabilities, which will be expensive and time consuming, or make arrangements with third parties to perform these services. If we decide to market any products directly, we must commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and with supporting distribution capabilities. Building an in-house marketing and sales force with technical expertise and distribution capabilities will require significant expenditures, management resources and time. Factors that may inhibit our efforts to commercialize any products directly and without strategic partners include:

●	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

●	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe any products;

●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

●	unforeseen costs and expenses associated with creating and sustaining an independent sales and marketing organization.

We may not be successful in recruiting the sales and marketing personnel necessary to sell any products and even if we do build a sales force, they may not be successful in marketing any products, which would have a material adverse effect on our business and results of operations.

If we are ever to conduct additional clinical trials, we would continue to rely on third parties to conduct any such trials for us. If such third parties do not successfully carry out their duties or if we lose our relationships with such third parties, our drug development efforts could be delayed.

We are dependent on contract research organizations, third-party vendors and independent investigators for preclinical testing, and clinical trials related to any potential drug discovery and development efforts. These parties are not our employees, and we cannot control the amount or timing of resources that they devote to any programs. If they fail to devote sufficient time and resources to any drug development programs or if their performance is substandard, it would delay the development and commercialization of these product candidates. The parties with which we would contract for execution of our clinical trials would play a significant role in the conduct of the trials and the subsequent collection and analysis of data. Their failure to achieve their research goals or otherwise meet their obligations on a timely basis could adversely affect clinical development of these product candidates.

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

These factors may materially adversely affect the willingness or ability of third parties to conduct any clinical trials and may lead to unexpected cost increases. Nevertheless, we are responsible for ensuring that each of our studies would be conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on contract research organizations would not relieve us of our regulatory responsibilities. We and our contract research organizations would be required to comply with applicable current Good Laboratory Practice (“CGLP”), current Good Manufacturing Practice (“CGMP”), and current Good Clinical Practice (“CGCP”) regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces these CGCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or our contract research organizations fail to comply with applicable CGCP, the clinical data generated in these clinical trials might be deemed unreliable and the FDA or comparable foreign regulatory authorities may require additional clinical trials before approving the marketing applications. We cannot assure that, upon inspection, the FDA or any comparable foreign regulatory authority will determine that any clinical trials would comply with CGCP. In addition, clinical trials must be conducted with product produced under CGMP regulations and would require a large number of test subjects. Our failure or the failure of our contract research organizations to comply with these regulations might require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

If we are ever to conduct any additional trials and our contract research organizations do not successfully carry out their duties or if we were to lose relationships with contract research organizations, any drug development efforts could be delayed or terminated.

If we were to lose relationships with any one or more of these parties, we could experience a significant delay in both identifying another comparable provider and then contracting for its services. We may be unable to retain an alternative provider on reasonable terms, if at all. Even if we locate an alternative provider, it is likely that this provider might need additional time to respond to our needs and might not provide the same type or level of service as the original provider. In addition, any provider that we retain would be subject to CGLP and CGCP, other regulatory standards, and similar foreign standards, and we do not have control over compliance with these regulations by these providers. Consequently, if these practices and standards are not adhered to by these providers, the development and commercialization of any products could be delayed, and have a material adverse effect on our business.

We may not be able to continue or fully exploit our relationships with outside advisors, which could impair our business.

We work with advisors who are experts in their respective fields. They advise us with respect to our business and operations. These advisors are not our employees and may have other commitments that would limit their future availability to us. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services, which may impair our reputation in the industry and our business efforts.

We have no manufacturing capabilities, and, if needed, would rely completely on third-party manufacturers, which might result in delays in research, development, clinical trials, regulatory approvals and product introductions.

We have no manufacturing facilities and do not have extensive experience in the manufacturing of drugs or in designing drug manufacturing processes. We would have to contract with third-party manufacturers to produce, in collaboration with us, any products for clinical trials. Our reliance on these third parties for development activities would reduce our control over these activities but would not relieve us of our responsibility to ensure compliance with all required regulations and study and trial protocols. If these third parties were not to successfully carry out their contractual duties, meet expected deadlines or conduct studies in accordance with regulatory requirements or our stated study and trial plans and protocols, or if there were disagreements between us and these third parties, we would not be able to initiate, or complete, or may be delayed in completing, the clinical trials required to support future approval of any products. In some such cases, we might need to locate an appropriate replacement third-party relationship, which may not be readily available or with acceptable terms, which would cause additional delay with respect to the approval of products and would thereby have a material adverse effect on our business, financial condition, results of operations and prospects.

Contract manufacturers are subject to significant regulatory oversight with respect to manufacturing products. The manufacturing facilities on which we would need to rely may not continue to meet regulatory requirements and may have limited capacity.

Any manufacturers of product candidates are obliged to operate in accordance with FDA-mandated CGMPs. In addition, the facilities that would be used by contract manufacturers or other third party manufacturers to manufacture product candidates must be approved by the FDA or other foreign regulatory authority pursuant to inspections that would be conducted after we request regulatory approval from the FDA or other foreign regulatory authority. A failure of any contract manufacturers to establish and follow CGMPs and to document their adherence to such practices may lead to significant delays in development, or in clinical trials or in obtaining regulatory approval of product candidates or the ultimate launch of products into the market. Furthermore, any contract manufacturers are likely to be engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes them to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of the contract manufacturers’ facilities generally. Failure by third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions, and criminal prosecutions. Many aspects of the clinical trial and manufacturing process are outside of our control. The facilities and quality systems of third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

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

Developments by competitors may render our technologies obsolete or non-competitive which would have a material adverse effect on our business and results of operations.

We compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Any drug candidates would have to compete with existing therapies and therapies under development by competitors. In addition, the commercial opportunities may be reduced or eliminated if competitors develop and market products that are less expensive, more effective or safer. Other companies have drug candidates in various stages of preclinical or clinical development to treat diseases for which we are also seeking to develop drug products. Some of these potential competing drugs are further advanced in development. Even if we are successful in developing effective drugs, they may not compete successfully with products produced by our competitors. Most of our competitors, either alone or together with their collaborative partners, operate larger research and development programs, have larger staffing and facilities, and have substantially greater financial resources than we do, as well as significantly greater experience in:

●	developing drugs;

●	undertaking preclinical testing and human clinical trials;

●	obtaining FDA and other regulatory approvals, including foreign regulatory approvals, of drugs;

●	formulating and manufacturing drugs; and

●	launching, marketing and selling drugs.

These organizations also compete with us for mergers, acquisitions and joint venture candidates and for other collaborations.

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

Any future mergers or acquisitions we make of companies or technologies may result in disruption to our business or distraction of our management.

We may merge with, acquire, or make investments in businesses, technologies, services or products if appropriate opportunities arise. From time to time we engage in discussions and negotiations with companies regarding our acquiring or investing in such companies’ businesses, products, services or technologies, in the ordinary course of our business. We cannot be assured that we will be able to identify future suitable merger, acquisition or investment candidates, or if we do identify suitable candidates, that we will be able to make such acquisitions or investments on commercially acceptable terms or at all. If we acquire or merge with another company, we could have difficulty in assimilating that company’s personnel, operations, technology and software. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in integrating the acquired products, services or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities would be dilutive to our existing stockholders.

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

Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such an event could cause interruption of our operations. To the extent that any disruption or security breach were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the development of product candidates could be delayed.

Risks Related to FDA, Comparable Foreign Regulatory Authority and Healthcare Regulations

Pharmaceutical companies face heavy government regulation. FDA regulatory approval and/or comparable foreign regulatory authority’s approval of any products is uncertain.

The research, testing, manufacturing and marketing of drug products are subject to extensive regulation by federal, state and local government authorities, including the FDA or any comparable foreign regulatory authority. To obtain regulatory approval of a product, one must demonstrate to the satisfaction of the applicable regulatory agency that, among other things, the product is safe and effective for its intended use. In addition, one must show that the manufacturing facilities used to produce the products are in compliance with CGMP regulations.

The process of obtaining FDA and other required regulatory approvals, including foreign regulatory approvals and clearances, would require a substantial amount of time and significant capital expenditure. Despite the time and expense expended, regulatory approval is never guaranteed. The number of preclinical and clinical trials that would be required for FDA approval, or any comparable foreign regulatory authority’s approval, varies depending on the drug candidate, the disease or condition for which the drug candidate is in development, and the requirements applicable to that particular drug candidate. The FDA or other foreign health authority can delay, limit or deny approval of a drug candidate for many reasons, including that:

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

Following regulatory approval of any drug products, ongoing regulatory obligations and restrictions might result in significant expense and limit the ability to commercialize any products.

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

In addition, the law or regulatory policies governing pharmaceuticals may change. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or elsewhere. If we were not able to maintain regulatory compliance, we might not be permitted to market any drugs, which could have a material adverse effect on our business and competitive position.

Healthcare policy changes, including proposals to reform the U.S. healthcare system, may harm our future business.

Healthcare costs have risen significantly over the past decade. There have been and continue to be proposals by legislators, regulators and third-party payors to keep these costs down. Certain proposals, if passed, would impose limitations on the prices we would be able to charge for products, or the amounts of reimbursement available for these products from governmental agencies and third party payors. These limitations could in turn reduce the amount of investment into development, and the amount of revenues that we would be able to generate in the future from sales of products and licenses of our technology.

The Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010, together, the Healthcare Reform Act, is a sweeping measure intended to expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals, the provision of subsidies to eligible individuals enrolled in plans offered on the health insurance exchanges, and the expansion of the Medicaid program. This law has substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. In addition, the Healthcare Reform Act imposes an annual fee, which will increase annually, on sales by branded pharmaceutical manufacturers starting in 2011. The financial impact of these discounts, increased rebates and fees and the other provisions of the legislation on our business is unclear and there can be no assurance that our business will not be materially adversely affected. In addition, these and other ongoing initiatives in the United States have increased and will continue to increase pressure on drug pricing. The announcement or adoption of any government initiatives could have an adverse effect on potential revenues from any product that we may successfully develop.

Moreover, additional legislative or regulatory changes remain possible and appear likely. In this regard, the U.S. Tax Cuts and Jobs Act of 2017, or U.S. Tax Act, signed into law in December 2017, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Healthcare Reform Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” The nature and extent of any additional legislative or regulatory changes to the Healthcare Reform Act are uncertain at this time. We expect that the Healthcare Reform Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally. In addition to the Healthcare Reform Act, there will continue to be proposals by legislators at both the federal and state levels, regulators and third party payors to keep healthcare costs down while expanding individual healthcare benefits.

Various healthcare reform proposals have also emerged at the state level. We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower the revenues for future products and adversely affect our future business, possibly materially.

Risks Related to Our Intellectual Property

Our ability to compete may be undermined if we do not adequately protect our proprietary rights.

Our commercial success depends on obtaining and maintaining proprietary rights to product candidates and technologies and their uses, as well as successfully defending these rights against third-party challenges. We will be able to most effectively protect product candidates, technologies, and their uses from unauthorized use by third parties to the extent that valid and enforceable patents, or effectively protected trade secrets, cover them. Nonetheless, the issued patents and patent applications covering our technologies remain subject to uncertainty due to a number of factors, including:

●	we may not have been the first to make one or more of the inventions covered by our pending patent applications or issued patents;

●	we may not have been the first to file patent applications for one or more of our technologies we rely upon;

●	others may independently develop similar or alternative technologies or duplicate any of our technologies;

●	our disclosures in a particular patent application may be determined to be insufficient to meet the statutory requirements for patentability;

●	one or more of our pending patent applications may not result in issued patents;

●	we may not seek or obtain patent protection in all countries that will eventually provide a significant business opportunity;

●	one or more patents issued to us or to our collaborators may not provide a basis for commercially viable products, may not provide us with any competitive advantages or may be challenged by third parties;

●	we may fail to file for patent protection in all of the countries where patent protection will ultimately be necessary or fail to comply with other procedural, documentary, fee payment or other provisions during the patent process in any such country, and we may be precluded from filing at a later date or may lose some or all patent rights in the relevant jurisdiction;

●	one or more of our technologies may not be patentable;

●	others may design around one or more of our patent claims to produce competitive products which fall outside of the scope of our patents;

●	others may identify prior art which could invalidate our patents; or

●	changes to patent laws may limit the exclusivity rights of patent holders.

Even if we have or obtain patents covering our technologies, we may still be barred from making, using and selling one or more of our technologies because of the patent rights of others. Others have or may have filed, and in the future are likely to file, patent applications covering compounds, assays, therapeutic products and delivery systems, including sustained release delivery, that are similar or identical to ours. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in the area of medical disorders. These could materially affect our ability to develop products. Because patent applications can take years to issue, there may be currently pending applications, unknown to us, that may later result in issued patents that our technologies may infringe. These patent applications may have priority over one or more patent applications filed by us.

If our competitors have prepared and filed patent applications in the United States that claim technology we also claim, we may have to participate in interference proceedings required by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial costs, even if we ultimately prevail. Results of interference proceedings are highly unpredictable and may result in us having to try to obtain licenses in order to develop or market drug products.

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

We rely on confidentiality agreements that could be breached and may be difficult to enforce, which could have a material adverse effect on our business and competitive position.

Our policy is to enter into agreements relating to the non-disclosure of confidential information with third parties, including our contractors, consultants, advisors and research collaborators, as well as agreements that purport to require the disclosure and assignment to us of the rights to the ideas, developments, discoveries and inventions of our employees and consultants while we employ them. However, these agreements can be difficult and costly to enforce. Moreover, to the extent that our contractors, consultants, advisors and research collaborators apply or independently develop intellectual property in connection with any of our projects, disputes may arise as to the proprietary rights to this type of information. If a dispute arises, a court may determine that the right belongs to a third party, and enforcement of our rights can be costly and unpredictable. In addition, we rely on trade secrets and proprietary know-how that we will seek to protect in part by confidentiality agreements with our employees, contractors, consultants, advisors or others. In addition, courts outside the United States may be less willing to protect trade secrets. Despite the protective measures we employ, we still face the risk that:

●	these agreements may be breached;

●	these agreements may not provide adequate remedies for the applicable type of breach; or

●	our trade secrets or proprietary know-how will otherwise become known.

Any breach of our confidentiality agreements or our failure to effectively enforce such agreements would have a material adverse effect on our business.

If we infringe the rights of third parties, we could be forced to pay damages and required to defend against litigation which could result in substantial costs and may have a material adverse effect on our business and results of operations.

We have not received to date any claims of infringement by any third parties. However, should our public profile be raised, such infringement claims may be more likely. Defending against such claims, and an occurrence of a judgment adverse to us, could result in unanticipated costs and may have a material adverse effect on our business. If any of our technologies, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to:

●	obtain licenses, which may not be available on commercially reasonable terms, if at all;

●	redesign products or processes to avoid infringement;

●	stop using the subject matter claimed in the patents held by others;

●	defend litigation or administrative proceedings that may be costly whether we win or lose, and which could result in a substantial diversion of management resources; or

●	pay damages.

 Any costs incurred in connection with such events or the inability to develop products may have a material adverse effect on our business and results of operations.

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

There is significant litigation in our industry regarding patent and other intellectual property rights. While we are not currently subject to any pending intellectual property litigation, and are not aware of any such threatened litigation, we may be exposed to future litigation by third parties based on claims that our technologies or activities infringe the intellectual property rights of others. If any drug development activities are found to infringe any such patents, we may have to pay significant damages or seek licenses to such patents. If any products are found to infringe any such patents, we may have to pay significant damages or seek licenses to such patents. A patentee could prevent us from making, using or selling the patented compounds. We may need to resort to litigation to enforce a patent issued to us, protect our trade secrets or determine the scope and validity of third-party proprietary rights. From time to time, we may hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities conducted by us. Either we or these individuals may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, regardless of whether we win or lose. We also may not be able to afford the costs of litigation.

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

Changes in or different interpretations of patent laws in the United States and foreign countries may permit others to develop and commercialize our technology without providing any compensation to us or may limit the number of patents or claims we can obtain. In particular, there have been proposals to shorten the exclusivity periods available under U.S. patent law that, if adopted, could substantially harm our business. If the exclusivity period for patents is shortened, then our ability to generate revenues without competition would be reduced and our business could be materially adversely impacted. The laws of some countries do not protect intellectual property rights to the same extent as U.S. laws, and those countries may lack adequate rules and procedures for defending our intellectual property rights. For example, some countries, including many in Europe, do not grant patent claims directed to methods of treating humans and, in these countries, patent protection may not be available at all to protect product candidates. In addition, U.S. patent laws may change, which could prevent or limit us from filing patent applications or patent claims to protect our technologies or limit the exclusivity periods that are available to patent holders. For example, the LeahySmith America Invents Act, or the Leahy-Smith Act, was recently signed into law and includes a number of significant changes to U.S. patent law. These include changes to transition from a “first-to-invent” system to a “first-to-file” system and to the way issued patents are challenged. These changes may favor larger and more established companies that have more resources to devote to patent application filing and prosecution. The U.S. Patent and Trademark Office has been in the process of implementing regulations and procedures to administer the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act may affect our ability to obtain, enforce or defend our patents. Accordingly, it is not clear what, if any, impact the LeahySmith Act will ultimately have on the cost of prosecuting our patent applications, our ability to obtain patents based on our discoveries and our ability to enforce or defend our issued patents.

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

Factors that may cause the market price and volume of our common stock to decrease include:

●	delisting or other changes in status of Nasdaq listing (See Risk Factor entitled, “If we fail to continue to meet all applicable Nasdaq Capital Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.”);

●	changes in stock market analyst recommendations regarding our common stock or lack of analyst coverage;

●	fluctuations in our results of operations, timing and announcements of our corporate news;

●	developments concerning discussions that we may be in, or enter into, regarding strategic alliances, partnerships, reverse mergers, mergers, acquisitions, or similar transactions;

●	adverse actions taken by regulatory agencies with respect to any drug products, clinical trials, manufacturing processes or sales and marketing activities;

●	any lawsuit involving us or any drug products;

●	developments with respect to our patents and proprietary rights;

●	announcements of technological innovations by our competitors;

●	public concern as to the safety of products developed by us or others;

●	regulatory developments in the United States and in foreign countries;

●	the pharmaceutical industry conditions generally and general market conditions;

●	failure of our results of operations to meet the expectations of stock market analysts and investors;

●	sales of our common stock by our executive officers, directors and five percent stockholders or sales of substantial amounts of our common stock;

●	changes in accounting principles; and

●	loss of any of our key scientific or management personnel.

The market for our common stock is illiquid. Our stockholders may not be able to resell their shares at or above the purchase price paid by such stockholders, or at all.

Our common stock is listed on the NASDAQ Capital Market. The market for our securities is illiquid. This illiquidity may be caused by a variety of factors including:

●	lower trading volume;

●	low stock price; and

●	market conditions.

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

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to use our cash for reinvestment in the development and marketing of products, technologies, and services. As a result, investors may have to sell their shares of common stock to realize any of their investment.

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

ITEM 2.	PROPERTIES.

None.

ITEM 3.	LEGAL PROCEEDINGS

On February 14, 2018, a securities class action litigation was brought against the Company, Dr. Jason Slakter, Sam Backenroth, and Irach Tarapowela in federal district court in the Southern District of New York. An amended securities class action complaint was filed on August 7, 2018, by lead plaintiffs George Lehman and Insured Benefit Plans, Inc. We dispute these claims and intend to defend the matter vigorously. On September 17, 2018, we filed a motion to dismiss the complaint. On November 13, 2018, plaintiffs filed a motion to strike exhibits appended to the motion to dismiss. A decision on the motion to strike is pending, and the motion to dismiss will then be fully briefed based on a schedule to be determined by the court. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

On May 3, 2018, plaintiff Adele J. Barke, derivatively on behalf of the Company, commenced an action in Supreme Court, State of New York against Michael Ferguson, Orin Hirschman, Thomas M. Riedhammer, June Almenoff and Jason Slakter alleging that the action was brought in the right and for the benefit of Ohr seeking to remedy their “breach of fiduciary duties, corporate waste and unjust enrichment that occurred between June 24, 2014 and the present.” It does not quantify any alleged damages. The Company and the individuals dispute these claims and intend to defend the matter vigorously. Such litigation is currently stayed pursuant to a stipulation by the parties, which has been so ordered by the court, but that status could change. Such litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

In September 2018, plaintiff John Tomson, derivatively and on behalf of the Company, commenced an action against Michael Ferguson, Sam Backenroth, Irach Taraporewala, Orin Hirschman, Thomas M. Riedhammer, June Almenoff and Jason Slakter in the US District Court for the Southern District of New York alleging that the action was brought in the right and for the benefit of Ohr seeking to remedy their various breaches of fiduciary duties, corporate waste and unjust enrichment that occurred between April 4, 2014 through January 4, 2018. Thereafter, the complaint largely summarized the allegations of the amended complaint filed in the securities class action described above. It does not quantify alleged damages. The Company and the individuals dispute these claims and intend to defend the matter vigorously. Such litigation is currently stayed pursuant to a stipulation by the parties, which has been so ordered by the court, but that status could change. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm the Company’s business and the value of the Company’s common stock. The complaint has not yet been served.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s shares of common stock is listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “OHRP.” The following table sets forth the high and low per share sales prices of the Company’s common stock on Nasdaq for the periods reflected below.

FY 2018	High	Low	FY 2017	High	Low
October 1 - December 31, 2017	$1.92	$0.59	October 1 - December 31, 2016	$3.75	$1.50
January 1 - March 31, 2018	$2.04	$0.22	January 1 - March 31, 2017	$1.65	$0.78
April 1 - June 30, 2018	$0.33	$0.19	April 1 - June 30, 2017	$0.92	$0.60
July 1 - September 30, 2018	$0.24	$0.15	July 1 - September 30, 2017	$0.79	$0.57

Holders

As of December 31, 2018 there were 253 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

Dividends

We have never declared or paid cash dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation of the business and do not anticipate paying any cash dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans

See Part III, Item 12 of this Report for information regarding securities authorized for issuance under the Company’s equity compensation plan.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Ohr Pharmaceutical, Inc. (“we,” “us,” “our,” “Ohr,” or the “Company”) is a pharmaceutical company which has been focused on the development of novel therapeutics and delivery technologies for the treatment of ocular disease.

The Company will continue to incur ongoing operating losses. In addition, losses will be incurred in paying ongoing reporting expenses, including legal and accounting expenses, as necessary to maintain the Company as a public entity. No projected date for potential revenues can be made, and the Company is undercapitalized at present to completely develop, test and market any pharmaceutical product.

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

Recent Developments

On January 2, 2019, the Company, Ohr Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Ohr (“Merger Sub”), and NeuBase Therapeutics, Inc., a Delaware corporation (“NeuBase”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into NeuBase, with NeuBase becoming a wholly-owned subsidiary of the Company and the surviving corporation of the merger (the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (a) each outstanding share of NeuBase common stock, including shares of NeuBase capital stock issued in, or issued upon conversion, exercise or exchange of securities issued in, the NeuBase Financing (as defined below), will be converted into the right to receive the number of shares of the Company’s common stock (the “Company Common Stock”) equal to the exchange ratio described below; (b) each outstanding NeuBase stock option that has not previously been exercised prior to the Effective Time will be assumed by the Company; and (c) the warrant to purchase shares of common stock of NeuBase will be converted into and become a warrant to purchase shares of Company Common Stock.

Under the exchange ratio formula in the Merger Agreement, as of immediately after the Merger, the former NeuBase securityholders are expected to own approximately 80% (the “NeuBase Allocation Percentage”) of the aggregate number of shares of the Company Common Stock issued and outstanding following the consummation of the Merger (the “Post-Closing Shares”), and the stockholders of the Company as of immediately prior to the Merger are expected to own approximately 20% (the “Ohr Allocation Percentage”) of the aggregate number of Post-Closing Shares. NeuBase anticipates that it will issue and sell not less than $4,000,000 (the gross proceeds received by NeuBase, the “NeuBase Proceeds”) of its equity securities (including securities convertible, exercisable or exchangeable into such equity securities) prior to the Effective Time (the “NeuBase Financing”). The NeuBase Allocation Percentage will be increased by 0.1% for every $100,000 that the NeuBase Proceeds exceeds $4,000,000, and the Ohr Allocation Percentage will be decreased by 0.1% for every $100,000 that the NeuBase Proceeds exceeds $4,000,000.

Immediately following the Effective Time, the name of the Company will be changed from “Ohr Pharmaceutical, Inc.” to “NeuBase Therapeutics, Inc.” The Merger Agreement contemplates that, immediately after the Effective Time, the Board of Directors of the Company will consist of five members, all of which will be designated by NeuBase. The executive officers of the Company immediately after the Effective Time will be designated by NeuBase with NeuBase’s Chief Executive Officer, Dietrich Stephan, being the Company’s Chief Executive Officer.

The Merger Agreement contains customary representations, warranties and covenants made by the Company and NeuBase, including covenants relating to obtaining the requisite approvals of the stockholders of the Company and NeuBase, indemnification of directors and officers, and the Company and NeuBase signing the Merger Agreement and the closing of the Merger. Consummation of the Merger is subject to certain closing conditions, including, among other things, approval by the stockholders of the Company and NeuBase. The Merger Agreement contains certain termination rights for both the Company and NeuBase, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay NeuBase a termination fee of $250,000 or NeuBase may be required to pay the Company a termination fee of $250,000.

In accordance with the terms of the Merger Agreement, (i) the officers and directors of the Company have each entered into a support agreement with the Company and NeuBase (the “Ohr Support Agreements”), and (ii) the officers, directors and certain affiliated stockholders of NeuBase have each entered into a support agreement with NeuBase and the Company (the “NeuBase Support Agreements,” together with the Ohr Support Agreements, the “Support Agreements”). The Support Agreements place certain restrictions on the transfer of the shares of the Company and NeuBase held by the respective signatories thereto and include covenants as to the voting of such shares in favor of approving the transactions contemplated by the Merger Agreement and against any actions that could adversely affect the consummation of the Merger.

Concurrently with the execution of the Merger Agreement, the officers and directors of the Company, and the officers, directors and certain stockholders of NeuBase, each entered into lock-up agreements (the “Lock-Up Agreements”) pursuant to which they have agreed, among other things, not to sell or dispose of any shares of Company Common Stock which are or will be beneficially owned by them at the closing of the Merger until the date that is 90 days after the Effective Time.

In connection with the Merger, on January 2, 2019, Ohr entered into a Retention Bonus Agreement with Dr. Jason Slakter, Ohr’s Chief Executive Officer (the “Retention Bonus Agreement”). Under the Retention Bonus Agreement, Dr. Slakter is eligible for a retention bonus payment of $75,000 upon the earliest to occur of the following: (i) Dr. Slakter’s continued service with the Company in his current position through and including the closing date of the Merger, or (ii) Dr. Slakter is involuntarily separated from service without Cause (as such term is defined in the Retention Bonus Agreement) by the Company prior to the closing date of the Merger. In the event Dr. Slakter voluntarily separates from service with the Company for any reason prior to the closing of the Merger, Dr. Slakter will not receive any retention bonus payment and the Company will have no further obligation to Dr. Slakter under the Retention Bonus Agreement.

Liquidity and Capital Resources

The Company has limited working capital reserves with which to continue operations. The Company is reliant, at present, upon its capital reserves for ongoing operations and has no revenues.

Net working capital reserves decreased from end of fiscal 2017 to the end of fiscal 2018 by $4,817,015 (to $3,273,436 from $8,090,451) primarily due to costs incurred from operations. At the end of fiscal 2018, our quarterly cash burn decreased significantly compared to prior periods due to the discontinuation of the squalamine program. We expect our cash burn to be relatively stable, subject to the progress and outcome of the Company’s previously announced plan to pursue strategic alternatives to maximize stockholder value. Management has concluded that due to the conditions described above, there is substantial doubt about the entity’s ability to continue as a going concern. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance will provide sufficient capital to continue operations into the second half of calendar 2019. At present, the Company has no bank line of credit or other fixed source of capital reserves. Should the Company need additional capital in the future, it will be primarily reliant upon private or public placement of its equity or debt securities, or a strategic transaction, for which there can be no warranty or assurance that the Company may be successful in such efforts.

Results of Operations

For the fiscal year ended September 30, 2018, the Company had no revenues, and had operating expenses of $13,903,955. The loss from operations was comprised of $4,319,165 in research and development costs, $3,634,474 in general and administrative expenses, $1,124,569 in depreciation and amortization, $740,912 in loss on impairment of goodwill, $5,313,640 in loss on impairment of intangible assets and $1,228,805 in gain on settlement of liabilities.

During the same period for the year ended September 30, 2017, the Company reported no revenues, and had operating expenses of $23,780,073 which was comprised of $17,406,869 in research and development costs, $5,278,272 in general and administrative expenses, $1,165,689 in depreciation and amortization, and $70,757 in gain on settlement of liabilities.

Due to the significant decrease in stock value and the market capitalization of the Company relative to the value of the intangible assets and goodwill in fiscal 2018, the company performed an impairment test on the intangible assets and goodwill. The Company concluded goodwill was impaired and recorded an impairment loss of $740,912 in fiscal 2018 compared to $0 in fiscal 2017. A third-party valuation on the company’s intangible assets was performed and determined an impairment loss of $5,313,640 in fiscal 2018 compared to $0 in fiscal 2017.

For the fiscal year ended September 30, 2018, the Company recorded other income, net items, totaling $667,055 as compared to $(30,923) for the same period in fiscal 2017. This difference is primarily due to a gain from the sale of certain squalamine assets. In fiscal 2018, the Company recorded a gain on settlement of liabilities totaling approximately $1,228,805 compared to $70,757 in fiscal 2017. This increase is due to the settlement of accounts payable and long term liabilities related to the discontinuation of the squalamine program and elimination of severance payable to a former director.

The operating expenses of the Company decreased in fiscal year 2018 compared to fiscal year 2017 by $9,876,118. General and administrative expenses decreased in fiscal 2018 as compared to fiscal 2017 by $1,643,798. The decrease is primarily a result of a reduction in employee headcount and stock-based compensation. Research and development expenses decreased in fiscal year 2018 as compared to fiscal year 2017 by $13,087,704. The decrease is primarily a result of significant costs paid in fiscal 2017 related to the MAKO study in wet-AMD, which was completed in the second fiscal quarter of 2018, and the settlement of accounts payable balances and long term liabilities.

The net loss for the year ended September 30, 2018 was $13,236,900 as compared to $23,810,996 for the same period in 2017.

Results of operations for the year ended September 30, 2018 reflect the following changes from the prior year period:

	2018	2017	Change
General and administrative	$3,634,474	$5,278,272	$(1,643,798)
Research and development	4,319,165	17,406,869	(13,087,704)
Depreciation and amortization	1,124,569	1,165,689	(41,120)
Loss on Impairment of goodwill	740,912	—	740,912
Loss on Impairment of intangible assets	5,313,640	—	5,313,640
Gain on Settlement of liabilities	(1,228,805)	(70,757)	1,158,048
Total Operating Expenses	13,903,955	23,780,073	(9,876,118)

Operating Loss	(13,903,955)	(23,780,073)	9,876,118

Other income (expense), net	667,055	(30,923)	697,978
Net Loss	$(13,236,900)	$(23,810,996)	$10,574,096

Until the Company achieves meaningful revenue, significant losses are expected to continue as the trend is reflected in the chart above.

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

Research and Development

The Company follows the policy of expensing its research and development costs in the period in which they are incurred in accordance with ASC 730. The Company incurred net research and development expenses of $4,319,165, and $17,406,869, during the years ended September 30, 2018, and 2017, respectively.

Share-based Compensation

The Company follows the provisions of ASC 718, “Share-Based Payments” which requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. The Company uses the Black Scholes pricing model for determining the fair value of stock options and the stock price on the date of the grant for the fair value of restricted stock awards.

In accordance with ASC 505, equity instruments issued to non-employees for goods or services are accounted for at fair value and are marked to market until service is complete or a performance commitment date is reached, whichever is earlier.

Intangibles

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other. ” Goodwill is recorded at the time of an acquisition and is calculated as the difference between the total consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development (“IPR&D”). Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period.

The Company performs its annual impairment review of goodwill in September, and when a triggering event occurs between annual impairment tests for both goodwill and other finite-lived intangible assets.

The Company recorded no impairment loss for goodwill for the year ended September 30, 2017, however due to the significant decrease in stock value and the market capitalization of the Company relative to the value of the intangible assets and goodwill in 2018, the company performed an impairment test and concluded goodwill was impaired. A loss of $740,912 was recorded during the period ended September 30, 2018.

The Company’s other finite-lived intangible assets consist of license rights and patents. The Company amortizes its patents over the life of each patent and license rights over the remaining life of the patents that it has rights for. The Company recorded no impairment loss for the year ended September 30, 2017, however management determined that the Companies license rights for the sustain release ocular drug delivery platform needed to be tested for impairment due to a significant drop in the market capitalization of the Company relative to the value of the intangible assets. A third-party valuation was done, resulting in an impairment loss of $5,313,640 being recorded for the fiscal year ended September 30, 2018. During the years ended September 30, 2018, and 2017, the Company recognized $1,114,349, and $1,120,617, in amortization expense on the patents and license rights, respectively. The amortization expense has been included in depreciation and amortization expense.

Off-Balance Sheet Arrangements

The Company has not entered into any off-balance sheet arrangements.

Tabular Description of Principal Contracts

The Company is not engaged in any contract for sale or distribution of its product to date and, therefore, does not have any specific disclosure under this heading.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

OHR Pharmaceutical, Inc.

New York, NY

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OHR Pharmaceutical, Inc. and its subsidiaries (collectively, the “Company”) as of September 30, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and does not have sufficient resources to support their operations for the next twelve months. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2012.

Houston, Texas

January 3, 2019

OHR PHARMACEUTICAL, INC.

Consolidated Balance Sheets

	September 30,	September 30,
	2018	2017
ASSETS
CURRENT ASSETS
Cash	$3,750,436	$12,801,085
Prepaid expenses and other current assets	247,998	223,278

Total Current Assets	3,998,434	13,024,363

EQUIPMENT, net	15,763	63,757

OTHER ASSETS
Security deposit	—	12,243
Intangible assets, net	7,611,918	14,087,602
Goodwill	—	740,912

TOTAL ASSETS	$11,626,115	$27,928,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$651,781	$4,827,525
Notes payable	73,217	106,387

Total Current Liabilities	724,998	4,933,912

Long-term liabilities	—	150,000

TOTAL LIABILITIES	724,998	5,083,912

STOCKHOLDERS’ EQUITY
Preferred stock, Series B; 6,000,000 shares authorized, $0.0001 par value, 0 shares issued and outstanding, respectively	—	—
Common stock; 180,000,000 shares authorized, $0.0001 par value, 56,466,428 and 56,196,428 shares issued and outstanding, respectively	5,647	5,619
Additional paid-in capital	132,220,977	130,927,953
Accumulated deficit	(121,325,507)	(108,088,607)

Total Stockholders’ Equity	10,901,117	22,844,965
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$11,626,115	$27,928,877

The accompanying notes are an integral part of these consolidated financial statements.

OHR PHARMACEUTICAL, INC.

Consolidated Statements of Operations

	For the Year Ended
	September 30,
	2018	2017
OPERATING EXPENSES

General and administrative	$3,634,474	$5,278,272

Research and development	4,319,165	17,406,869

Depreciation and amortization	1,124,569	1,165,689

Loss on Impairment of Goodwill	740,912	—

Loss on Impairment of intangible asset	5,313,640	—

Gain on settlement of liabilities	(1,228,805)	(70,757)

OPERATING LOSS	13,903,955	23,780,073

OTHER INCOME (EXPENSE)

Other income (expense), net	592,584	(1,349)
Interest income (expense), net	74,471	(29,574)

Total Other Income (Expense)	667,055	(30,923)

LOSS FROM OPERATIONS BEFORE
INCOME TAXES	(13,236,900)	(23,810,996)

NET LOSS	$(13,236,900)	$(23,810,996)

BASIC AND DILUTED LOSS PER SHARE	$(0.23)	$(0.53)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	56,399,866	44,770,685

The accompanying notes are an integral part of these consolidated financial statements.

OHR PHARMACEUTICAL, INC.

Consolidated Statements of Stockholders’ Equity

	Series B				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, September 30, 2016	—	$—	32,076,396	$3,207	$109,237,551	$(84,277,611)	$24,963,147

Common stock issued for cash, net of stock issuance costs	—	—	24,135,032	2,414	19,578,237	—	19,580,651
Common stock issued for services	—	—	—	—	818,231	—	818,231
Common shares cancelled	—	—	(15,000)	(2)	2	—	—
Fair value of stock options and warrants	—	—	—	—	1,293,932	—	1,293,932
Net loss for the year ended September 30, 2017	—	—	—	—	—	(23,810,996)	(23,810,996)
Balance, September 30, 2017	—	$—	56,196,428	$5,619	$130,927,953	$(108,088,607)	$22,844,965

Exercise of warrants for cash	—	—	270,000	28	269,972	—	270,000
Common stock issued for services	—	—	—	—	145,301	—	145,301
Fair value of options and warrants	—	—	—	—	877,751	—	877,751
Net loss for the year ended September 30, 2018	—	—	—	—	—	(13,236,900)	(13,236,900)
Balance, September 30, 2018	—	$—	56,466,428	$5,647	$132,220,977	$(121,325,507)	$10,901,117

The accompanying notes are an integral part of these consolidated financial statements.

OHR PHARMACEUTICAL, INC.

Consolidated Statements of Cash Flows

	For the Year Ended
	September 30,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(13,236,900)	$(23,810,996)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	145,301	818,231
Stock option and warrant expense	877,751	1,293,932
Depreciation	10,220	45,072
Amortization of intangible assets	1,114,349	1,120,617
Gain on settlement of liabilities	(1,228,805)	(70,757)
Loss on sale of property and equipment	17,814	1,349
Gain on sale of intangible asset	(460,383)	—
Loss on Impairment of goodwill and intangible assets	6,054,552	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	310,617	657,366
Accounts payable and accrued expenses	(3,096,939)	654,214

Net Cash Used in Operating Activities	(9,492,423)	(19,290,972)

INVESTING ACTIVITIES
Purchase of property and equipment	—	(4,833)
Proceeds from sale of property and equipment and intangible assets	528,038	93,285

Net Cash Provided by Investing Activities	528,038	88,452

FINANCING ACTIVITIES
Proceeds for issuance of common stock for cash	—	19,580,651
Proceeds from warrants exercised for cash	270,000	118,801
Repayments of short-term notes payable	(356,264)	(242,737)

Net Cash Provided by/(Used in) Financing Activities	(86,264)	19,456,715

NET CHANGE IN CASH	(9,050,649)	254,195
CASH AT BEGINNING OF PERIOD	12,801,085	12,546,890

CASH AT END OF PERIOD	$3,750,436	$12,801,085

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$10,206	$8,617
Income Taxes	—	—

NON CASH FINANCING ACTIVITIES:
Financing of insurance premiums through issuance of short term notes	323,094	261,326
Subscriptions receivable from exercise of warrants
Stock cancellation related to employee resignation	—	2

The accompanying notes are an integral part of these consolidated financial statements.

OHR PHARMACEUTICAL, INC.

Notes to the Consolidated Financial Statements
September 30, 2018

NOTE 1 – DESCRIPTION OF BUSINESS

Ohr Pharmaceutical, Inc. (“we,” “us,” “our,” “Ohr,” or the “Company”) is a pharmaceutical company which has been focused on the development of novel therapeutics and delivery technologies for the treatment of ocular disease.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with short term maturities to be cash equivalents.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had approximately $3,250,436 and $12,301,085 of cash balances in excess of federally insured limits at September 30, 2018 and 2017, respectively.

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation and amortization is calculated using the straight line method over the expected useful life of the asset, after the asset is placed in service. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

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

There were no financial instruments required to be measured at fair value on a recurring basis as of September 30, 2018.

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

The Company performs its annual impairment review of goodwill in September, and when a triggering event occurs between annual impairment tests for both goodwill and other finite-lived intangible assets. During the twelve months ended September 30, 2018, the Company determined that due to the reduced price of the Company’s common stock and the market capitalization of the Company relative to the value of the intangible assets and goodwill, an impairment analysis was required for the intangible assets and goodwill. The Company performed the tests and concluded that the intangible assets were impaired and recorded a loss of $5,313,640, and wrote off the $740,912 goodwill balance.

The Company’s finite-lived intangible assets consist of license rights and patents. The Company amortizes its patents over the life of each patent and license rights over the remaining life of the patents that it has rights for. During the years ended September 30, 2018, and 2017, the Company recognized $1,114,349, and $1,120,617, in amortization expense on the patents and license rights, respectively.

Research and Development

Research and development expenses are expensed in the consolidated statements of operations as incurred in accordance with FASB ASC 730, Research and Development. Research and development expenses include salaries, related employee expenses, clinical trial expenses, research expenses, manufacturing expenses, consulting fees, and laboratory costs. The Company incurred net research and development expenses of $4,319,165, and $17,406,869, during the years ended September 30, 2018, and 2017, respectively.

Share-Based Compensation

The Company follows the provisions of ASC 718, “Share-Based Payments” which requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. The Company uses the Black Scholes pricing model for determining the fair value of stock options and the stock price on the date of issuance to determine the fair value of restricted stock awards.

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

As of September 30, 2018 and 2017, the Company’s deferred tax assets relate to net operating loss (“NOL”) carryforwards that were derived from operating losses from prior years amounting to $68,651,969 and $62,353,148 respectively. A full valuation allowance has been applied to the Company’s deferred tax assets. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized.

In July, 2006, the FASB issued ASC 740, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. Under this pronouncement, the Company recognizes the financial statement benefit of a tax position only after determining that a position would more likely than not be sustained based upon its technical merit if challenged by the relevant taxing authority and taken by management to the court of the last resort. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the relevant tax authority. ASC 740 became effective for the Company as of July 1, 2008, and had no material impact on the Company’s financial statements.

The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties on unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, and among other changes, eliminates net operating loss carrybacks for losses arising in taxable years beginning after December 31, 2017. Further, operating losses arising in tax years after December 31, 2017, are carried forward indefinitely. As of September 30, 2018, the Company has not completed the accounting for the tax effects of enactment of the Act; however, it does not expect the Act to result in any material changes to the financial statements and results of operations.

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2014 to 2017 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax years.

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

For the year ended September 30, 2018, there were no potentially dilutive securities (warrants or options), and therefore, we have not performed a diluted loss per share calculation in 2018. For the year ended September 30, 2017, all of the Company’s potentially dilutive securities (warrants and options) were excluded from the computation of diluted loss per share as they were anti-dilutive. The total number of potentially dilutive shares that were excluded in 2017 was 150,897.

Going Concern

To date, the Company has no revenue from product sales and management expects continuing operating losses in the future. As of September 30, 2018, the Company had available cash and cash equivalents of $3,750,436, which, it believes, is not sufficient to fund the Company’s current operating plan beyond the second half of calendar 2019. Management expects to seek additional funds through equity or debt financings or through collaboration, licensing transactions, strategic transactions, or other sources. The Company may be unable to obtain equity or debt financings or enter into collaboration or licensing transactions and, if necessary, the Company will be required to implement further cost reduction strategies. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2018 and 2017 consist of:

	2018	2017
Equipment	$93,789	$93,789
Lab Equipment	13,608	73,137
Leasehold Improvements	—	2,181
Office Furniture and Fixture	2,523	2,523
	109,920	171,630
Accumulated Depreciation	(94,157)	(107,873)
Total Property and Equipment	$15,763	$63,757

Depreciation expense for the years ended September 30, 2018, and 2017, was $10,220 and $45,072, respectively. Lab equipment was sold during the year ended September 30, 2018 for $19,960, resulting in a loss of $17,814.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets at September 30, 2018 and 2017 consist of:

	2018	2017
License Rights	$17,712,991	$17,712,991
Patent Costs	100,000	200,000
	17,812,991	17,912,991
Accumulated Amortization and Impairment	(10,201,073)	(3,825,389)
Total Intangible Assets	$7,611,918	$14,087,602

During the years ended September 30, 2018, and 2017, the Company recognized $1,114,349, and $1,120,617, respectively, in amortization expense on the patents and license rights. In addition, an impairment loss on the license rights related to the sustained release technology of $5,313,640 was recorded during the year ended September 30, 2018.

In the year ended September 30, 2018, certain squalamine patents were sold for $508,078, resulting in a gain of $460,383. In addition, the Company is entitled to additional milestone payments up to $1.1 million and a royalty on future product sales, if any.

The estimated future amortization of intangibles for the next five years is as follows:

Years ending September 30,	Amortization Expense
2019	654,728
2020	656,521
2021	653,855
2022	652,874
2023	652,358
Thereafter	4,341,583
Total	$7,611,918

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

During the years ended September 30, 2018 and 2017, the Company realized a gain of $1,228,805 and $70,757, respectively, related to the settlement of accounts payable balances, long term liabilities, and a severance payable to a former director.

NOTE 6 – NOTES PAYABLE

On February 28, 2017, the Company entered into a premium financing arrangement for its directors’ and officers’ insurance policy in the amount of $261,326. The financing arrangement bears interest at 7.5% per annum. The Company has repaid the note in full in the amount of $261,326 of principal, of which $106,387 was paid in the twelve months ended September 30, 2018. The Company recorded interest of $1,092 on this note in the year ended September 30, 2018.

On February 28, 2018, the Company entered into a premium financing arrangement for its directors’ and officers’ insurance policy in the amount of $323,094. The financing arrangement is a short term note, bears interest at a rate of 7.29% per annum, matures on November 28, 2018, and is secured by the underlying insurance policies and rights thereunder. As of September 30, 2018, the Company had repaid $249,877 of the loan and had recorded interest of $9,114.

NOTE 7 – EQUITY

During fiscal 2018 and 2017, the Company issued 270,000 and 24,135,032 shares, respectively, of common stock primarily due to the exercise of warrants and capital raised from the sale of common stock. Refer to Note 8 for further detail on common stock warrants and options.

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

NOTE 8 – STOCK BASED COMPENSATION

The Company’s Consolidated 2016 Stock Plan (the “Plan”) provides for granting stock options and restricted stock awards to employees, directors and consultants of the Company. A total of 5,833,334 shares have been authorized for issuance under the Plan. At September 30, 2018, the Company had 1,907,775 shares available for future grant. Upon share option exercise or issuance of restricted stock, the Company issues new shares to fulfill these grants. The Company previously maintained a 2014 Stock Incentive Plan and the 2009 Stock Incentive Plan. The 2016 Plan consolidated the 2014 Plan and the 2009 Plan into a new plan.

Common Stock Warrants

For all warrants included within permanent equity, the Company has determined the estimated value of the warrants granted to non-employees in exchange for services and financing expenses using the Black-Scholes pricing model.

During the year ended September 30, 2018, the Company issued a warrant to purchase 250,000 shares of common stock to a consultant for services to be rendered. The warrant vested in six equal consecutive monthly amounts at the end of each calendar month starting October 31, 2017, at an exercise price of $1.00 per share, for a term of two years from the date of issuance. There were no warrants granted as stock based compensation during the year ended September 30, 2017.

During the year ended September 30, 2018, 270,000 warrants to purchase common stock were exercised and the Company received gross proceeds of $270,000.

The following assumptions were used to calculate the fair value of the Company’s warrants issued as stock based compensation on the date of grant:

	Year Ended September 30,
	2018	2017
Expected term	1.59 to 2 years	—
Expected volatility	73% - 161%	—
Expected dividends	0%	—
Risk-free rates	1.73% - 2.42%	—

Below is a table summarizing the warrants issued and outstanding as of September 30, 2018 and 2017:

	Warrants	Price
Outstanding at September 30, 2016	614,923	$5.08
Granted
Investor warrants	20,002,560	1.56
Stock-based compensation warrants	—	—
Exercised
Investor warrants	—	—
Stock-based compensation warrants	—	—
Forfeited or expired
Investor warrants	(4,213,331)	3.03
Stock-based compensation warrants	(226,042)	7.37
Outstanding at September 30, 2017	16,178,110	$1.23
Granted
Investor warrants	—	—
Stock-based compensation warrants	250,000	1.00
Exercised
Investor warrants	(270,000)	1.00
Stock-based compensation warrants	—	—
Forfeited or expired
Investor warrants	—	—
Stock-based compensation warrants	(40,000)	4.32
Outstanding at September 30, 2018	16,118,110	$1.22
Exercisable at September 30, 2018	16,118,110	$1.22

The outstanding warrants as of September 30, 2018 have a weighted average remaining term of 3.45 years and no intrinsic value. The Company incurred $87,108 and $0 during the years ended September 30, 2018 and 2017, respectively, of expense related to the fair value of warrants issued for services.

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

In October 2017, the Company granted nonqualified stock options to purchase an aggregate of 1,640,000 shares of common stock to certain directors, employees, executive officers and key consultants. Other than the issuance of a stock option to purchase 80,000 shares of common stock issued to one key consultant, one third of the shares of common stock subject to the stock options became exercisable immediately, and one third of the shares of common stock subject to the stock options will become exercisable on each of October 16, 2018 and October 16, 2019. With respect to the stock option to purchase 80,000 shares of common stock issued to one key consultant, one quarter of the shares of common stock subject to the stock option vested immediately, and the remaining three quarters of the shares of common stock subject to the stock option are exercisable upon the achievements of certain milestones in connection with the Company’s MAKO clinical study. All but one milestone was achieved. As such, the 20,000 shares of common stock associated with this unmet performance condition have been accounted for as a forfeiture and the remaining 60,000 shares have vested as of September 30, 2018. The stock options have an exercise price of $0.67 per share and expire on October 15, 2022.

The following assumptions were used to calculate the fair value of the Company’s options on the date of grant:

	Year Ended September 30,
	2018	2017
Expected term	3.25 - 5 years	5.75 years
Expected volatility	101%	91%
Expected dividends	0%	0%
Risk-free rates	1.68%	1.49%

Below is a table summarizing the options issued and outstanding as of September 30, 2018 (“Price” reflects the weighted average exercise price per share):

	Year Ended September 30,
	2018		2017
	Options	Price	Options	Price
Outstanding October 1	2,250,500	$5.58	2,857,468	$6.66
Granted	1,640,000	$0.67	750,000	$0.65
Exercised	—	$0.00	—	$0.00
Forfeited or expired	(758,000)	$6.05	(1,356,968)	$5.13
Outstanding September 30	3,132,500	$2.89	2,250,500	$5.58
Exercisable September 30	1,967,494	$4.21	1,755,247	$6.00
Weighted average fair value per option granted		$0.44		$0.48

As of September 30, 2018, the outstanding options have a weighted average remaining term of 4.02 years and no intrinsic value. There were no options exercised during the years ended September 30, 2018 and 2017.

The Company recognized stock based compensation expense from stock options of $790,643 and $1,293,932 during the years ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there was $286,008 of stock based compensation cost related to unvested shares of stock options which had not yet been recognized. The Company expects to recognize this compensation cost over a weighted average period of one year.

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

Below is a table summarizing nonvested restricted stock shares as of September 30, 2018, and changes during the years ended September

30, 2018, and 2017:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2016	600,358	$4.80
Granted	—	—
Vested	(315,179)	4.79
Forfeited	(15,000)	9.78
Nonvested at September 30, 2017	270,179	$4.53
Granted	—	—
Vested	(270,179)	4.53
Forfeited	—	—
Nonvested at September 30, 2018	—	$—

The Company recognized stock based compensation expense from restricted stock awards of $145,301 and $818,231 during the years ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there was no remaining stock based compensation cost related to unvested shares of restricted stock.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Contract Research Organization (“CRO”) that ran the Company’s clinical trial contracted with Jason S. Slakter, M.D., P.C., d/b/a Digital Angiography Reading Center (“DARC”), a well-known digital reading center, which is owned by Dr. Jason Slakter, Ohr’s CEO, pursuant to the Company’s related party transactions policy, with the review and approval of the Audit Committee, to provide digital reading and imaging services in connection with the MAKO clinical study. During the twelve months ended September 30, 2018, and 2017, the Company’s CRO was paid $899,001 and $55,398, respectively, for pass-through DARC expenses.

NOTE 10 – OTHER INCOME

In May 2018, we entered into an agreement regarding the non-exclusive use and option to purchase of certain rights to the data from the MAKO study. We received a non-refundable upfront payment and were eligible to receive an additional payment upon exercise of the option. During the twelve month period ended September 30, 2018, the Company recognized $150,000 of other income from the option agreement. The option was not exercised and has since expired.

In May 2018, certain squalamine patents were sold for $508,078, resulting in a gain of $460,383, which was recorded in Other Income. In addition, the Company is entitled to additional milestone payments up to $1.1 million and a royalty on future product sales, if any.

During the year ended September 30, 2018, the Company sold lab equipment for $19,960, resulting in a loss of $17,814, which was recorded in Other Income.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company has become involved in certain legal proceedings and claims which arise in the normal course of business. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s results of operations, prospects, cash flows, financial position and brand. On February 14, 2018, plaintiff, Jeevesh Khanna, commenced an action in the Southern District of New York, alleging that several current and former officers violated federal securities laws between June 24, 2014 and January 4, 2018. On August 7, 2018, the lead plaintiffs, now George Lehman and Insured Benefit Plans, Inc. filed an amended complaint, stating the class period to be April 8, 2014 through January 4, 2018. The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, they seek to maintain the action as a class action and to recover damages on behalf of themselves and other persons who purchased or otherwise acquired our stock during the putative class period and purportedly suffered financial harm as a result. We dispute these claims and intend to defend the matter vigorously. On September 17, 2018, we filed a motion to dismiss the complaint. On November 13, 2018, plaintiffs filed a motion to strike exhibits appended to the motion to dismiss. A decision on the motion to strike is pending, and the motion to dismiss will then be fully briefed based on a schedule to be determined by the court. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm the Company’s business and the value of the Company’s common stock.

On May 3, 2018, plaintiff Adele J. Barke, derivatively on behalf of the Company, commenced an action against Michael Ferguson, Orin Hirschman, Thomas M. Riedhammer, June Almenoff and Jason Slakter in the Supreme Court, State of New York, alleging that the action was brought in the right and for the benefit of Ohr seeking to remedy their “breach of fiduciary duties, corporate waste and unjust enrichment that occurred between June 24, 2014 and the present.” It does not quantify any alleged damages. The Company and the individuals dispute these claims and intend to defend the matter vigorously. Such litigation has been stayed pursuant to a stipulation by the parties, which has been so ordered by the court, by agreement of the parties pending a decision in the Southern District case. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm the Company’s business and the value of the Company’s common stock.

In September 2018, plaintiff John Tomson, derivatively and on behalf of the Company, commenced an action against Michael Ferguson, Sam Backenroth, Irach Taraporewala, Orin Hirschman, Thomas M. Riedhammer, June Almenoff and Jason Slakter in the US District Court for the Southern District of New York alleging that the action was brought in the right and for the benefit of Ohr seeking to remedy their various breaches of fiduciary duties, corporate waste and unjust enrichment that occurred between April 4, 2014 through January 4, 2018. Thereafter, the complaint largely summarized the allegations of the amended complaint filed in the securities class action described above. It does not quantify alleged damages. The Company and the individuals dispute these claims and intend to defend the matter vigorously. Such litigation is currently stayed pursuant to a stipulation by the parties, which has been so ordered by the court, but that status could change. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm the Company’s business and the value of the Company’s common stock. The complaint has not yet been served.

Management believes that the likelihood of an adverse decision from the ongoing litigation is unlikely, however, the litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm the Company’s business and the value of the Company’s common stock.

Severance Pay

Pursuant to the Separation Agreement dated May 12, 2017 (the “Separation Agreement”), between the Company and Ira Greenstein, a former director of the Company, the Company agreed to pay to Mr. Greenstein separation pay of $250,000 (the “Separation Pay”) in recognition of his past services and contributions to the Company. The Separation Pay was to be paid in five equal annual installments over a term of five years on or before June 30 of each year, commencing June 30, 2017. Additionally, under the Separation Agreement, each vested stock option of the Company held by Mr. Greenstein remained exercisable for the remaining term of such option and each unvested stock option of the Company held by Mr. Greenstein fully vested on the date of the Separation Agreement and would remain exercisable for the remaining term of such option. On March 28, 2018, Mr. Greenstein and the Company entered into an amendment (the “Amendment”) to the Separation Agreement pursuant to which, among other things, Mr. Greenstein paid to the Company $34,865, which amount was equal to the amount of the Separation Pay paid by the Company to Mr. Greenstein under the Separation Agreement as of the date of the Amendment, and the Company and Mr. Greenstein agreed that the Company had no obligation to pay the Separation Pay to Mr. Greenstein. Additionally, under the Amendment, Mr. Greenstein agreed that all of his options expired as of the date of the Amendment. During the year ended September 30, 2018, we recorded a gain of $215,090 related to the Amendment, which is included in gain on settlement of liabilities on the Company’s Statement of Operations.

NOTE 12 – SUBSEQUENT EVENTS

On January 2, 2019, the Company, Ohr Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Ohr (“Merger Sub”), and NeuBase Therapeutics, Inc., a Delaware corporation (“NeuBase”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into NeuBase, with NeuBase becoming a wholly-owned subsidiary of the Company and the surviving corporation of the merger (the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (a) each outstanding share of NeuBase common stock, including shares of NeuBase capital stock issued in, or issued upon conversion, exercise or exchange of securities issued in, the NeuBase Financing (as defined below), will be converted into the right to receive the number of shares of the Company’s common stock (the “Company Common Stock”) equal to the exchange ratio described below; (b) each outstanding NeuBase stock option that has not previously been exercised prior to the Effective Time will be assumed by the Company; and (c) the warrant to purchase shares of common stock of NeuBase will be converted into and become a warrant to purchase shares of Company Common Stock.

Under the exchange ratio formula in the Merger Agreement, as of immediately after the Merger, the former NeuBase securityholders are expected to own approximately 80% (the “NeuBase Allocation Percentage”) of the aggregate number of shares of the Company Common Stock issued and outstanding following the consummation of the Merger (the “Post-Closing Shares”), and the stockholders of the Company as of immediately prior to the Merger are expected to own approximately 20% (the “Ohr Allocation Percentage”) of the aggregate number of Post-Closing Shares. NeuBase anticipates that it will issue and sell not less than $4,000,000 (the gross proceeds received by NeuBase, the “NeuBase Proceeds”) of its equity securities (including securities convertible, exercisable or exchangeable into such equity securities) prior to the Effective Time (the “NeuBase Financing”). The NeuBase Allocation Percentage will be increased by 0.1% for every $100,000 that the NeuBase Proceeds exceeds $4,000,000, and the Ohr Allocation Percentage will be decreased by 0.1% for every $100,000 that the NeuBase Proceeds exceeds $4,000,000.

Immediately following the Effective Time, the name of the Company will be changed from “Ohr Pharmaceutical, Inc.” to “NeuBase Therapeutics, Inc.” The Merger Agreement contemplates that, immediately after the Effective Time, the Board of Directors of the Company will consist of five members, all of which will be designated by NeuBase. The executive officers of the Company immediately after the Effective Time will be designated by NeuBase with NeuBase’s Chief Executive Officer, Dietrich Stephan, being the Company’s Chief Executive Officer.

The Merger Agreement contains customary representations, warranties and covenants made by the Company and NeuBase, including covenants relating to obtaining the requisite approvals of the stockholders of the Company and NeuBase, indemnification of directors and officers, and the Company and NeuBase signing the Merger Agreement and the closing of the Merger. Consummation of the Merger is subject to certain closing conditions, including, among other things, approval by the stockholders of the Company and NeuBase. The Merger Agreement contains certain termination rights for both the Company and NeuBase, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay NeuBase a termination fee of $250,000 or NeuBase may be required to pay the Company a termination fee of $250,000.

In accordance with the terms of the Merger Agreement, (i) the officers and directors of the Company have each entered into a support agreement with the Company and NeuBase (the “Ohr Support Agreements”), and (ii) the officers, directors and certain affiliated stockholders of NeuBase have each entered into a support agreement with NeuBase and the Company (the “NeuBase Support Agreements,” together with the Ohr Support Agreements, the “Support Agreements”). The Support Agreements place certain restrictions on the transfer of the shares of the Company and NeuBase held by the respective signatories thereto and include covenants as to the voting of such shares in favor of approving the transactions contemplated by the Merger Agreement and against any actions that could adversely affect the consummation of the Merger.

Concurrently with the execution of the Merger Agreement, the officers and directors of the Company, and the officers, directors and certain stockholders of NeuBase, each entered into lock-up agreements (the “Lock-Up Agreements”) pursuant to which they have agreed, among other things, not to sell or dispose of any shares of Company Common Stock which are or will be beneficially owned by them at the closing of the Merger until the date that is 90 days after the Effective Time.

In connection with the Merger, on January 2, 2019, Ohr entered into a Retention Bonus Agreement with Dr. Jason Slakter, Ohr’s Chief Executive Officer (the “Retention Bonus Agreement”). Under the Retention Bonus Agreement, Dr. Slakter is eligible for a retention bonus payment of $75,000 upon the earliest to occur of the following: (i) Dr. Slakter’s continued service with the Company in his current position through and including the closing date of the Merger, or (ii) Dr. Slakter is involuntarily separated from service without Cause (as such term is defined in the Retention Bonus Agreement) by the Company prior to the closing date of the Merger. In the event Dr. Slakter voluntarily separates from service with the Company for any reason prior to the closing of the Merger, Dr. Slakter will not receive any retention bonus payment and the Company will have no further obligation to Dr. Slakter under the Retention Bonus Agreement.

PART III

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018. This evaluation was conducted using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on its emulation, management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Following this table is a brief biographical description for each of or executive officers and directors, with a brief description of their business experience and present relationship to us as of September 30, 2018, together with all required relevant disclosures for the past five years.

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

Michael Ferguson, age 48, joined Ohr as a Director and Chairman of the Board in May 2017. Mr. Ferguson is a Senior Advisor and Leader of the Federal Policy Team at Baker Hostetler LLP, one of the nation’s largest law firms, and is a member of the Board of Directors of NanoVibronix Inc. He served for nearly a decade in the House of Representatives and was a leader on a number of key healthcare and financial services policy initiatives to remove regulatory roadblocks to innovation. As Vice Chairman of the House health subcommittee, he led policy reforms including the creation of the Medicare Part D prescription drug benefit and pharmaceutical and medical device user fee reauthorizations. He also authored and shepherded passage of the Lifespan Respite Care Act of 2006, which champions pioneering healthcare policies that improve treatment options for patients. After retiring from Congress, Mr. Ferguson founded Ferguson Strategies, a government affairs and public policy consulting firm that served a wide range of clients, including Fortune 500 companies and start-up firms. Among his many honors and community services, he is a former Chairman of the Board of Commissioners of the New Jersey Sports and Exhibition Authority, a senior fellow at the Center for Medicine in the Public Interest and a board member of the Independent College Fund of New Jersey. Mr. Ferguson received a B.A. in government from the University of Notre Dame and a Master of Public Policy degree from Georgetown University.

Dr. Jason S. Slakter, age 60, joined Ohr as Chief Medical Officer in May 2014 and was appointed Director in January 2015. He was appointed President and Chief Executive Office in September 2015. He was previously Chief Executive Officer and co-founder of SKS Ocular LLC. He is also the Founder and Director of the Digital Angiography Reading Center (DARC) in New York, which is the largest center for ocular image evaluation for clinical trials of posterior segment disease with over 1000 certified clinical sites in over 50 countries worldwide. Dr. Slakter has been involved extensively in the design and application of new diagnostic and treatment modalities for ophthalmic diseases. He has played a major role in the discovery, development and commercialization of treatments for age-related macular degeneration, diabetic retinopathy, retinal vascular disease, central serous chorioretinopathy and other retinal diseases. He has provided critical assistance in the design of clinical trials at all stages of development, and has participated in numerous meetings with the FDA. Dr. Slakter served as Chief Medical Officer for Potentia Pharmaceuticals from its inception through its acquisition by Alcon Laboratories, Inc. (Novartis). Dr. Slakter is a member of The American Ophthalmological Society, The Macula Society, The Retina Society, and The American Society of Retina Specialists, and was the founder and first Editor-in-Chief of Retinal Physician journal. He has been the recipient of many awards including The Macula Society’s Richard and Hinda Rosenthal Award for outstanding contribution to the treatment of ocular disease by an individual under the age of 45, the 2003 Helen Keller Manhattan League Award, and Life Achievement Honor Award from the American Academy of Ophthalmology. Dr. Slakter is a Clinical Professor of Ophthalmology at New York University School of Medicine and has also practiced at the Vitreous-Retina-Macula Consultants of New York for over 30 years.

Mr. Hirschman, age 48, has served as a Director of Ohr since March 2009. Mr. Hirschman has over 25 years of experience in money management, leveraged buyouts, restructuring and venture capital. Mr. Hirshman has been the manager of AIGH Investment Partners, LP since 2011. From 1994 until 2001, Mr. Hirschman served as a co-manager of two private investment funds, Adam Smith Investment Partnerships and Adam Smith Investment Partners, Ltd (the “Adam Smith Funds”). In addition to Mr. Hirschman’s private placement investments over the last 13 years, the Adam Smith Funds, and AIGH Investment Partners, LP, his experience in the securities industry includes tenures with Wesray Capital, the investment firm founded by former U.S. Secretary of the Treasury William E. Simon, and Randall Rose & Company, a $100 million money management firm based in New York. Mr. Hirschman has been actively involved in the financing and structuring of over 70 companies, including many high technology companies. Mr. Hirschman has served as a Director of Novint Technologies Inc. since August 2013. Mr. Hirschman’s educational background includes an M.B.A. in Finance from New York University Graduate School of Business and a degree in Biology and Finance from Touro College where he graduated Summa Cum Laude.

Dr. Thomas M. Riedhammer, age 70, has been a Director of Ohr since April 2013, and has been a Director of DepYmed, a joint venture of Ohr, since 2014. He most recently served as Chairman of Sirion Therapeutics Inc, a position he held from 2007 to 2013. Prior to that, Dr. Riedhammer served as Chief Operating Officer of Presby Corp., a medical device company engaged in the research and development of treatments for eye disorders. Prior to Presby Corp., Dr. Riedhammer served as President and Senior Vice President of Worldwide Pharmaceuticals at Bausch and Lomb from 1994 to 2000. He also held various other positions at Bausch and Lomb including: Senior Vice President, and Chief Technical Officer from 1998 to 2000, Senior Vice President and President for Worldwide Pharmaceutical, Surgical, and Hearing Care Products from 1994 to 1998, and Vice President from 1993 to 1994. He was a corporate Vice President of Paco Pharmaceuticals and President of Paco Research Corp from 1984 to 1991. Dr. Riedhammer began his career at Bausch & Lomb as a Research Chemist and was its Director, Lens Care Products R&D. He has served as Chairman and Director of Prevent Blindness Florida, Director of Prevent Blindness America, Sjogren’s Syndrome Foundation as secretary and Junior Achievement International. Dr. Riedhammer holds a B.A. in Chemistry and a Ph.D. in Electrochemistry from State University of New York at Buffalo.

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

Sam Backenroth, age 34, has served as Chief Financial Officer and Vice President of Business Development since April 2010, and has been a Director of DepYmed, a joint venture of Ohr, since 2014. Mr. Backenroth has previously worked as an investment banker with The Benchmark Company LLC, an investment banking firm specializing in micro-cap biotech transactions. While at Benchmark, he helped fund numerous small biotech companies raise growth equity capital through a variety of structures. Mr. Backenroth also acted as an advisor to public and private biotech companies in assisting with business development activities, joint ventures, licensing, strategic partnerships, and mergers & acquisitions. He graduated with honors from Touro College with a Bachelors degree in finance.

Family Relationships

No family relationships exist between any of the executive officers and directors (or nominees for director) of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. To our knowledge, during the fiscal year ended September 30, 2018, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all of our directors and employees, including our Chief Executive Officer, and Chief Financial Officer. Our Code of Ethics includes provisions covering conflicts of interest, the reporting of illegal or unethical behavior, business gifts and entertainment, compliance with laws and regulations, insider trading practices, antitrust laws, bribes or kickbacks, corporate record keeping, and corporate accounting and disclosure. The Code of Ethics is available at the Investor Relations section of our website at www.ohrpharmaceutical.com. Our Code of Ethics may also be obtained without charge upon written request to Ohr Pharmaceutical, Inc. 800 Third Avenue, 11th Floor, New York, NY 110022, Attention: Investor Relations. We intend to disclose future amendments to certain provisions of the Code, or waivers of such provisions granted to executive officers and directors, on the website within four business days following the date of such amendment or waiver.

Change in Procedures for Recommending Directors

There have been no material changes to the procedures by which our stockholders may recommend nominees to our Board from those procedures set forth in our Proxy Statement for our 2018 Annual Meeting of Stockholders, filed with the SEC on September 7, 2018.

Audit Committee

The Audit Committee’s function is to evaluate the adequacy of the Company’s internal accounting controls, review the scope of the audit by MaloneBailey, LLP and related matters pertaining to the examination of the financial statements, review the year-end and the quarterly financial statements, review the nature and extent of any non-audit services provided by the Company’s independent accountants and make recommendations to the Board of Directors with respect to the foregoing matters as well as with respect to the appointment of the Company’s independent accountants. The Audit Committee had four meetings in fiscal 2018, and each member attended all meetings. The members of the Audit Committee are independent with the meaning of the rules of the Nasdaq and applicable rules and regulations of the SEC. Members of the Audit Committee are Thomas Riedhammer (Chairman), June Almenoff and Orin Hirschman. The Board of Directors has determined that Thomas Riedhammer is a financial expert.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

The table below provides information on the compensation we paid to the named executive officers in fiscal 2018 and 2017.

	Annual Compensation						Long-Term Compensation
Name and Principal Position	Year	Salary		Bonus(1)	Stock Awards	Option Awards(2)	Non- Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation(3)	Total
Jason Slakter	2018	$220,000	(4)	—	—	169,379	—	—	$195	$389,574
Chief Executive Officer	2017	$200,000		—	—	—	—	—	$195	$200,195

Sam Backenroth	2018	$200,000		—	—	152,007	—	—	$18,146	$370,153
Chief Financial Officer	2017	$200,000		—	—	—	—	—	$16,729	$216,729

(1)

No bonuses were awarded for service in fiscal 2018 and 2017.

(2)

The amounts in this column reflect the aggregate grant date fair value of equity awards granted during the applicable fiscal year, calculated in accordance with FASB ASC Topic 718 and using a Black-Scholes valuation model. Assumptions used in the calculation of these amounts are included in Note 8 of the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

(3)

Consists of the following for each named executive officer:

Name	Year	401(k) Company	Group Term	Health Benefits	Paid Time Off buy Back	Total Other Compensation
Jason Slakter	2018	—	$195	—	—	$195
Chief Executive Officer	2017	—	$195	—	—	$195

Sam Backenroth	2018	—	$195	$17,951	—	$18,146
Chief Financial Officer	2017	—	$195	$16,534	—	$16,729

 (4)

Includes payments for service on the Company’s Board of Directors

The Company’s Board of Directors reviews the executives’ salaries on an annual basis. Each executive may also receive an annual bonus at the discretion of the Board, in accordance with any bonus plan adopted by the Board, and participates in the Company’s employee benefit programs, stock based incentive compensation plans and other benefits. No bonuses were paid during the fiscal years ended September 30, 2018, and 2017.

Employment Agreements

Dr. Jason Slakter

On August 5, 2015, the Company’s Board of Directors authorized the restructuring of certain management positions, all of which became effective as of August 7, 2015. Jason S. Slakter, MD was appointed Chief Executive Officer of the Company. Dr. Slakter is paid $7,692.31 bi-weekly and is eligible for equity grants under stockholder approved equity compensation plans.

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information with respect to outstanding individual grants through the fiscal year ended September 30, 2018 to each of our named executive officers:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Jason Slakter	50,000		—		$10.14	3/10/2020	—	—	—	—
	130,000	(1)	260,000	(1)	$0.67	10/15/2022	—	—	—	—

Sam Backenroth	60,000		—		$10.14	3/10/2020	—	—	—	—
	116,666	(2)	233,334	(2)	$0.67	10/15/2022	—	—	—	—

(1)

One third of the options vested immediately, and one third of the options will vest on October 16, 2018 and October 16, 2019.

(2)

One third of the options vested immediately, and one third of the options will vest on October 16, 2018 and October 16, 2019.

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

Shares Subject to Plan. The maximum number of shares of Common Stock that may be issued under the life of the 2016 Plan pursuant to awards will be (a) 5,833,334 shares minus (b) the number of shares of Common Stock that previously have been issued pursuant to the exercise of options under the 2009 Plan or 2014 Plan or the number of shares of restricted stock granted under the 2014 Plan and the 2009 Plan that, as of December 28, 2018 are no longer subject to a substantial risk of forfeiture. One hundred percent (100%) of such shares may be issued pursuant to Options (including Incentive Stock Options), SARs, Restricted Stock Awards, Restricted Stock Units or Incentive Awards or any combination of Awards. Of the 5,833,334 shares, 333,334 previously were authorized under the 2009 Plan and 2,750,000 previously were authorized under the 2014 Plan.

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

Limitation on Deductions. The deduction for a publicly-held corporation for otherwise deductible compensation to a “covered employee” generally is limited to $1 million per year. An individual is a covered employee if he or she is the chief executive officer or one of the other three highest compensated officers for the year (other than the chief executive officer or chief financial officer). The $1million limit does not apply to compensation payable solely because of the attainment of performance conditions that meet the requirements set forth in Section 162(m) of the Code and the regulations thereunder. Compensation is considered performance-based only if

(a) it is paid solely on the achievement of one or more performance conditions; (b) two or more “outside directors” set the performance conditions; (c) before payment, the material terms under which the compensation is to be paid, including the performance conditions, are disclosed to, and approved by, the shareholders and (d) before payment, two or more “outside directors” certify in writing that the performance conditions have been met. The 2016 Plan has been designed to enable the Committee to structure awards that are intended to meet the requirements for qualified performance-based compensation that would not be subject to the $1 million per year deduction limit under Section 162(m) of the Code.

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

Compensation of Directors

During the year ending September 30, 2018, the following options were granted to non-executive directors serving in fiscal 2018:

Name	Grant Date	All other stock awards: Number of shares of stock or units	All other option awards: Number of securities underlying options	Exercise Price	Grant Date Fair Value of Stock and Option Awards(1)
June Almenoff	10/16/2017	—	170,000	$0.67	$73,832
Director

Orin Hirschman	10/16/2017	—	245,000	$0.67	$106,405
Director

Thomas Riedhammer	10/16/2017	—	170,000	$0.67	$73,832
Director

(1) The amounts in this column reflect the aggregate grant date fair value of equity awards granted during the applicable fiscal year, calculated in accordance with FASB ASC Topic 718 and using a Black-Scholes valuation model. Assumptions used in the calculation of these amounts are included in Note 8 of the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

The following table shows the number of outstanding options held by our non-executive directors at the end of fiscal 2018:

	Number of Securities Underlying Unexercised Options (#)(1)

Name	Exercisable		Unexercisable		Unearned	Option Exercise Price	Option Expiration Date
Michael Ferguson	375,000	(2)	125,000	(2)	—	$0.65	5/11/2027
Chairman

Orin Hirschman	84,000		—		—	$10.14	3/10/2020
Director	60,000		—		—	$5.14	1/6/2021
	81,666	(3)	163,334	(3)	—	$0.67	10/15/2022

Thomas Riedhammer	84,000		—		—	$10.14	3/10/2020
Director	60,000		—		—	$5.14	1/6/2021
	56,666	(4)	113,334	(4)	—	$0.67	10/15/2022

June Almenoff	84,000		—		—	$10.14	3/10/2020
Director	60,000		—		—	$5.14	1/6/2021
	56,666	(4)	113,334	(4)	—	$0.67	10/15/2022

(1)	The Option numbers represent options to acquire shares of common stock.
(2)	250,000 options vested on May 12, 2017, 125,000 vested on May 12, 2018, and 125,000 will vest on May 12, 2019.
(3)	81,666 vested on October 16, 2017, and 81,667 will vest on each of October 16, 2018 and October 16, 2019.
(4)	56,666 vested on October 16, 2017, and 56,667 will vest on each of October 16, 2018 and October 16, 2019.

The following table shows the compensation of our non-executive directors for fiscal year 2018:

					Change in
					Pension Value
					and Non-
	Fees				Qualified
	Earned			Non-Equity	Deferred
	or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Michael Ferguson	10,000	—	—	—	—	—	$10,000
Chairman

June Almenoff	10,000	—	73,832	—	—	—	$83,832
Director

Orin Hirschman	10,000	—	106,405	—	—	—	$116,405
Director

Thomas Reidhammer	10,000	—	73,832	—	—	—	$83,832
Director

Pursuant to the Separation Agreement dated May 12, 2017 (the “Separation Agreement”), between the Company and Ira Greenstein, a former director of the Company, the Company agreed to pay to Mr. Greenstein separation pay of $250,000 (the “Separation Pay”) in recognition of his past services and contributions to the Company. The Separation Pay was to be paid in five equal annual installments over a term of five years on or before June 30 of each year, commencing June 30, 2017. Additionally, under the Separation Agreement, each vested stock option of the Company held by Mr. Greenstein remained exercisable for the remaining term of such option and each unvested stock option of the Company held by Mr. Greenstein fully vested on the date of the Separation Agreement and would remain exercisable for the remaining term of such option. On March 28, 2018, Mr. Greenstein and the Company entered into an amendment (the “Amendment”) to the Separation Agreement pursuant to which, among other things, Mr. Greenstein paid to the Company $34,865, which amount was equal to the amount of the Separation Pay paid by the Company to Mr. Greenstein under the Separation Agreement as of the date of the Amendment, and the Company and Mr. Greenstein agreed that the Company had no obligation to pay the Separation Pay to Mr. Greenstein. Additionally, under the Amendment, Mr. Greenstein agreed that all of his options expired as of the date of the Amendment.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information about the beneficial ownership of our common stock as of December 31, 2018.

●	each person or entity known by us to own beneficially more than five percent of our common stock;

●	the named executive officers;

●	each of our directors; and

●	all of our directors and executive officers as a group.

In accordance with Securities and Exchange Commission rules, beneficial ownership includes any shares for which a person or entity has sole or shared voting power or investment power and any shares for which the person or entity has the right to acquire beneficial ownership within 60 days after December 31, 2018 through the exercise of any option, warrant or otherwise. Except as noted below, we believe that the persons named in the table have sole voting and investment power with respect to the shares of common stock set forth opposite their names. Percentage of beneficial ownership is based on 56,466,428 shares of common stock outstanding as of December 31, 2018, plus any shares of common stock issuable upon exercise of presently exercisable common stock options or common stock warrants held by such person or entity. All shares included in the “Right to Acquire” column represent shares subject to outstanding stock options or warrants that are exercisable within 60 days after December 31, 2018. The address of each of our directors and executive officers is c/o Ohr Pharmaceutical, Inc., 800 Third Avenue, 11th Floor, New York, New York 10022.

Name and Address of Beneficial Owner	Shares Owned	Right to Acquire	Common and Warrant or Option Shares Owned Beneficially	Fully Diluted Ownership Percentage(1)
Orin Hirschman(2)	2,530,468	427,334	2,957,802	5.2%

Jason Slakter(3)	2,263,622	410,001	2,673,623	4.7%

Sam Backenroth(4)	212,596	343,334	555,930	1.0%

June Almenoff(5)	16,900	257,333	274,233	*

Thomas Riedhammer(6)	8,000	257,333	265,333	*

Michael Ferguson(7)	—	375,000	375,000	*

All Officers and Directors as a Group	5,031,586	2,070,335	7,101,921	12.5%

* Less than 1%.

(1)	Calculated on the basis of shares of Common Stock outstanding plus the number of shares such holder has the right to acquire.
(2)	Mr. Hirschman has sole voting and dispositive power over shares held by AIGH Investments. AIGH Investment Partners (AIGH) directly owns shares and warrants to purchase common stock. Mr. Hirschman is the sole member of AIGH and directly determines investment and voting decisions. Mr. Hirschman indirectly owns shares as custodian of accounts for the benefit of his minor children. Mr. Hirschman shares voting and dispositive power over shares and warrants held by The Tzedakah Fund. Mr. Hirschman also owns options and warrants directly.
(3)	Consists of 1,067,898 shares of common stock held by Dr. Slakter directly and 1,195,724 shares of common stock held by SKS Ocular I LLC, an affiliate of Dr. Slakter. Dr. Slakter has sole voting and dispositive power over shares and options held by Dr. Slakter personally. Dr. Slakter shares voting and dispositive power over shares held by SKS Ocular I LLC. Dr. Slakter disclaims any beneficial ownership of the 1,195,724 shares of common stock held by SKS Ocular I LLC except to the extent of his pecuniary interest therein.
(4)	Includes shares currently issuable upon exercise of options and warrants granted to Mr. Backenroth.
(5)	Includes shares currently issuable upon exercise of options granted to Dr. Almenoff.
(6)	Includes shares currently issuable upon exercise of options granted to Dr. Riedhammer.
(7)	Includes shares currently issuable upon exercise of options granted to Mr. Ferguson.

Equity Compensation Plan Information

The following table sets forth information, as of September 30, 2018, with respect to compensation plans under which shares of the Company’s common stock are authorized for issuance:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders	3,153,050	$2.93	1,907,775
Total	3,153,050	$2.93	1,907,775

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Interest of Management in Certain Transactions

In May 2014, the Company acquired certain assets of SKS Ocular (and affiliates; collectively referred to as “SKS”), which is a related party of Dr. Slakter, currently a director of the Company and its Chief Executive Officer. In consideration thereof, the Company paid $3.5 million in cash and 1,194,862 shares of the Company’s common stock. Dr. Slakter was not a director of the Company at the time of the transaction. In the acquisition, the Company entered into a consulting agreement with Dr. Slakter, and agreed to appoint a designee of SKS as a director of the Company. The Company was obliged to grant to SKS Ocular up to an aggregate of 1,493,577 shares of the common stock upon reaching certain milestones. In December 2015, milestone 1 was achieved, and in May 2016, milestone 2 was achieved, resulting in the issuance of 995,718 shares of Ohr common stock to SKS Ocular 1 LLC. Milestone 3 was not achieved.

During the Mako trial, our CRO running our phase 3 trial had contracted with Jason S. Slakter, M.D., P.C., d/b/a Digital Angiography Reading Center (“DARC”), a well-known digital reading center, which is owned by Dr. Jason Slakter, our CEO, pursuant to our related party transactions policy, with the review and approval of the Audit Committee, to provide digital reading and imaging services in connection with the Phase 3 MAKO study. The Company indirectly paid $899,001 in fiscal 2018, and $55,398 in fiscal 2017 to Digital Angiography Reading Center, an affiliate of Dr. Slakter, for services rendered to the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors has selected MaloneBailey, LLP as the Company’s independent auditors for the fiscal year ended September 30, 2018. MaloneBailey, LLP has audited Ohr Pharmaceutical’s financial statements since 2012.

Principal Accountant Fees and Services.

For fiscal year 2018, MaloneBailey, LLP charged the Company a total of $64,500 for independent accounting and review fees. For fiscal year 2017, MaloneBailey, LLP charged the Company a total of $124,950 for independent accounting and review fees.

	Fiscal Year Ended
	September 30,	September 30,
	2018 (1)	2017 (2)
Audit Fees & Audit-Related Fees	$64,500	$124,950
Tax Fees	4,400	4,250
All Other Fees	—	—
Total Fees	$68,900	$129,200

(1)       Fees billed to the Company through September 30, 2018.

(2)       Fees billed to the Company through September 30, 2017.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents listed below are filed as exhibits to this Annual Report on Form 10-K. (a) Exhibit Index:

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Ohr Pharmaceutical, Inc. (File No. 001-35963)
2.1	Contribution Agreement, dated May 14, 2014, among Ohr Pharmaceutical, Inc., certain affiliates of Ohr, SKS Ocular, LLC, SKS Ocular 1, LLC, and the controlling members of SKS	May 16, 2014, Form 8-K, Exhibit 2.1

2.2	Agreement and Plan of Merger, dated May 30, 2014, Ohr Pharmaceutical, Inc., Ohr Holdco, Inc., and Ohr Merger Sub, Inc.	June 2, 2014, Form 8-K, Exhibit 2.2

2.3	Asset Purchase Agreement, dated August 21, 2009, between Ohr Pharmaceutical, Inc. and Genaera Liquidating Trust	August 26, 2009, Exhibit 10.01

3.1	Certificate of Incorporation of Ohr Pharmaceutical, Inc.	June 2, 2014, Form 8-K, Exhibit 3.1(a)

3.2	Certificate of Amendment to Certificate of Incorporation of Ohr Pharmaceutical, Inc.	June 2, 2014, Form 8-K, Exhibit 3.1(b)

3.3	By-Laws of Ohr Pharmaceutical, Inc.	June 2, 2014, Form 8-K, Exhibit 3.2

4.1(a)	Form of Class J Common Stock Purchase Warrant issued on December 16, 2011	December 20, 2011, Form 8-K, Exhibit 10.25

4.1(b)	Amendment, dated March 11, 2014, to Class J Common Stock Purchase Warrants	March 14, 2014, Form 8-K, Exhibit 10.39

4.2	Form of Consulting Warrants	June 30, 2011, Form 10-Q, Exhibit 10.21

4.3	Form of Series A Warrant	December 8, 2016, Form 8-K, Exhibit 4.1

4.5	Form of Warrant	April 6, 2017, Form 8-K, Exhibit 4.1

10.1*	Form of Non-Qualified Option Agreement	March 15, 2012, Form 8-K, Exhibit 10.26

10.2(a)*	Employment Agreement, dated January 8, 2014, between Ohr Pharmaceutical, Inc. and Sam Backenroth	January 10, 2014, Form 8-K, Exhibit 10.38

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Ohr Pharmaceutical, Inc. (File No. 001-35963)
10.2(b)*	Amendment 1, dated as of January 6, 2015, to the Employment Agreement, dated January 8, 2014, between Ohr Pharmaceutical, Inc. and Sam Backenroth	January 8, 2015, Form 8-K, Exhibit 10.51

10.2(c)*	Proprietary Information and Inventions Agreement, dated April 10, 2010, between Ohr Pharmaceutical, Inc. and Sam Backenroth	September 30, 2015, form 10-K, Exhibit 10.3(c)

10.3	Securities Purchase Agreement, dated April 5, 2016, by and among Ohr Pharmaceuticals, Inc. and to purchasers listed therein.	April 6, 2017, Form 8-K, Exhibit 10.1.

10.4	Placement Agent Agreement dated as of April 5, 2017, by and among Ohr Pharmaceutical, Inc., Chardan Capital Markets, LLC and H.C. Wainwright & Co., LLC	April 6, 2017, Form 8-K, Exhibit 10.2

10.5	Assignment and Assumption Agreement, dated as of May 30, 2014, between Ohr Pharmaceutical, Inc. and Ohr Holdco, Inc.	June 2, 2014, Form 8-K, Exhibit 10.44

10.6	Subscription Agreement, dated as of April 8, 2014, among Ohr Pharmaceutical, Inc. and the purchasers identified on the signature page thereto	April 8, 2014, Form 8-K, Exhibit 10.41

10.7	Placement Agency Agreement, dated as of April 8, 2014, among Ohr Pharmaceutical, Inc. and Chardan Capital Markets, LLC and Brean Capital, LLC	April 8, 2014, Form 8-K, Exhibit 10.40

10.8	Securities Purchase Agreement, dated December 7, 2016, by and among Ohr Pharmaceuticals, Inc. and to purchasers listed therein	December 8, 2016, Form 8-K, Exhibit 10.1

10.9	Letter Agreement, dated December 2, 2016, by and betweeen Ohr Pharmaceutical, Inc. and H.C. Wainwright & Co., LLC	December 8, 2016, Form 8-K, Exhibit 10.2

10.10a	Ohr Pharmaceutical, Inc. 2016 Consolidated Stock Incentive Plan	March 21, 2016, Form 8-K, Exhibit 10.1

10.11(b)*	Form of Stock Option Agreement	Filed herewith

10.11(c)*	Form of Restricted Stock Agreement	Filed herewith

10.10(a)*	The Ohr Pharmaceutical, Inc. 2014 Stock Incentive Plan	April 14, 2014, Form 8-K, Exhibit 10.42

10.10(b)*	Amendment to Ohr Pharmaceutical, Inc. 2014 Stock Incentive Plan	September 30, 2015, Form 10-K, Exhibit 10.8(b)

10.11*	Form of Stock Option Agreement	March 31, 2015, Form 10-Q, Exhibit 10.53

10.12*	Ohr Pharmaceutical, Inc. 2009 Stock Incentive Plan	March 31, 2010, Form 10-Q, Exhibit 10.1

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Ohr Pharmaceutical, Inc. (File No. 001-35963)
14	Code of Ethics	September 30, 2015, Form 10-K, 10.8(b)
21	Subsidiaries of the Registrant	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Section 906 Certification of Chief Executive Officer	Filed herewith
32.2	Section 906 Certification of Chief Financial Officer	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:
OHR PHARMACEUTICAL, INC.

Dated: January 3, 2019	By:	/s/ JASON SLAKTER
Jason Slakter, Chief Executive Officer
(Principal Executive Officer)

Dated: January 3, 2019	By:	/s/ SAM BACKENROTH
Sam Backenroth, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 3, 2019	By:	/s/ JASON SLAKTER
Jason Slakter, Director

Dated: January 3, 2019	By:	/s/ MICHAEL FERGUSON
Michael Ferguson, Director

Dated: January 3, 2019	By:	/s/ ORIN HIRSCHMAN
Orin Hirschman, Director

Dated: January 3, 2019	By:	/s/ JUNE ALMENOFF
June Almenoff, Director

Dated: January 3, 2019	By:	/s/ THOMAS RIEDHAMMER
Thomas Riedhammer, Director