Form 10-Q
period 2018-12-31
Ohr Pharmaceutical Inc
filed 2019-02-14
CIK 1173281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to ______

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,829,248 shares of Common Stock outstanding as of February 13, 2019.

OHR PHARMACEUTICAL, INC.

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

OHR PHARMACEUTICAL, INC.

Consolidated Balance Sheets

(Unaudited)

	December 31,	September 30,
	2018	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,110,441	$3,750,436
Prepaid expenses and other current assets	103,269	247,998

Total Current Assets	3,213,710	3,998,434

EQUIPMENT, net	13,421	15,763

OTHER ASSETS
Intangible assets, net	7,446,891	7,611,918

TOTAL ASSETS	$10,674,022	$11,626,115

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$597,152	$651,781
Notes payable	—	73,217

Total Current Liabilities	597,152	724,998

TOTAL LIABILITIES	597,152	724,998

STOCKHOLDERS' EQUITY
Preferred stock, Series B; 6,000,000 shares authorized, $0.0001 par value, 0 shares issued and outstanding, respectively	—	—
Common stock; 180,000,000 shares authorized, $0.0001 par value, 2,829,248 and 2,829,248 shares issued and outstanding, respectively	283	283
Additional paid-in capital	132,299,718	132,226,341
Accumulated deficit	(122,223,131)	(121,325,507)

Total Stockholders' Equity	10,076,870	10,901,117
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,674,022	$11,626,115

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OHR PHARMACEUTICAL, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended December 31,
	2018	2017
OPERATING EXPENSES

General and administrative	$680,995	$1,510,032

Research and development	58,021	2,387,731

Depreciation and amortization	167,370	284,986

OPERATING LOSS	906,386	4,182,749

OTHER INCOME (EXPENSE)

Interest income	8,762	31,391

Total Other Income	8,762	31,391

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(897,624)	(4,151,358)

NET LOSS	$(897,624)	$(4,151,358)

BASIC AND DILUTED LOSS PER SHARE (in dollars per share)	$(0.32)	$(1.48)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	2,829,248	2,810,189

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OHR PHARMACEUTICAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended December 31,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(897,624)	$(4,151,358)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	—	135,701
Stock option and warrant expense	73,377	629,286
Depreciation	2,342	2,867
Amortization of intangible assets	165,027	282,118
Changes in operating assets and liabilities
Prepaid expenses and other current assets	144,729	134,799
Accounts payable and accrued expenses	(54,629)	(1,229,054)

Net Cash Used in Operating Activities	(566,778)	(4,195,641)
FINANCING ACTIVITIES
Proceeds from warrants exercised for cash	—	225,000
Repayments of short-term notes payable	(73,217)	(106,387)

Net Cash Provided by/ (Used in) Financing Activities	(73,217)	118,613

NET CHANGE IN CASH	(639,995)	(4,077,028)
CASH AT BEGINNING OF PERIOD	3,750,436	12,801,085

CASH AT END OF PERIOD	$3,110,441	$8,724,057

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$779	$1,770

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

December 31, 2018

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Ohr Pharmaceutical, Inc. and its subsidiaries (the “Company”). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X related to interim period financial statements. Accordingly, these consolidated financial statements do not include certain information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2018, and for all periods presented herein, have been made.

It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018. The results of operations for the quarterly periods ended December 31, 2018 and 2017 are not necessarily indicative of the operating results for the full years.

NeuBase Merger Agreement

On January 2, 2019, the Company, Ohr Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Ohr (“Merger Sub”), and NeuBase Therapeutics, Inc., a Delaware corporation (“NeuBase”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into NeuBase, with NeuBase becoming a wholly-owned subsidiary of the Company and the surviving corporation of the merger (the “Merger”). See Note 8 below for more information regarding the Merger.

Reverse Stock Split

On January 18, 2019, following a special meeting of the Company’s stockholders, the board of directors of the Company approved a one-for-twenty reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). On January 23, 2019, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation to effect the Reverse Stock Split. The Company’s common stock began trading on a split-adjusted basis when the market opened on February 4, 2019. As a result of the Reverse Stock Split, the outstanding common stock has decreased from 56,466,428 shares of common stock, par value $0.0001 per share, to 2,829,248 shares of common stock, par value $0.0001 per share. Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto, and elsewhere in this Form 10-Q, have been retroactively adjusted for the Reverse Stock Split as if such Reverse Stock Split occurred on the first day of the first period presented. Certain amounts in the financial statements, the notes thereto, and elsewhere in this Form 10-Q, may be slightly different than previously reported due to rounding of fractional shares as a result of the Reverse Stock Split. See Note 8 below for more information regarding the Reverse Stock Split.

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

There were no financial instruments required to be measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2018.

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

The Company’s finite-lived intangible assets consist of license rights and patents. The Company amortizes its patents over the life of each patent and license rights over the remaining life of the patents that it has rights for. During the quarter ended December 31, 2018, the Company recognized $165,027 in amortization expense on the patents and license rights.

Research and Development

Research and development expenses are expensed in the consolidated statements of operations as incurred in accordance with FASB ASC 730, Research and Development. Research and development expenses include salaries, related employee expenses, clinical trial expenses, research expenses, manufacturing expenses, consulting fees, and laboratory costs. The Company incurred net research and development expenses of $58,021, and $2,387,731, during the quarter ended December 31, 2018, and 2017, respectively.

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

For the quarter ended December 31, 2018, there were no potentially dilutive securities (warrants or options).

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

NOTE 3 – INTANGIBLE ASSETS

Intangible assets at December 31, 2018 and September 30, 2018:

	December 31, 2018	September 30, 2018
License Rights	$17,712,991	$17,712,991
Patent Costs	100,000	100,000
	17,812,991	17,812,991
Accumulated Amortization and impairment	(10,366,100)	(10,201,073)
Total Intangible Assets	$7,446,891	$7,611,918

During the three month period ended December 31, 2018 the Company recognized $165,027 in amortization expense on the patents and license rights.

NOTE 4 – NOTES PAYABLE

On February 28, 2018, the Company entered into a premium financing arrangement for its directors’ and officers’ insurance policy in the amount of $323,094. The financing arrangement is a short term note, bears interest at a rate of 7.29% per annum, matures on November 28, 2018, and is secured by the underlying insurance policies and rights thereunder. During the quarter ended December 31, 2018, the Company had repaid the remaining $73,217 and recorded interest of $779.

NOTE 5 – EQUITY

Common Stock Warrants

Below is a table summarizing the warrants issued and outstanding as of December 31, 2018 (“Price” reflects the weighted average exercise price per share):

	Warrants	Price
Outstanding at September 30, 2018	805,968	$24.39
Granted
Investor warrants	—	—
Stock-based compensation warrants	—	—
Exercised
Investor warrants	—	—
Stock-based compensation warrants	—	—
Forfeited or expired
Investor warrants	—	—
Stock-based compensation warrants	—	—
Outstanding at December 31, 2018	805,968	$24.39
Exercisable at December 31, 2018	805,968	$24.39

As of December 31, 2018, the warrants have a weighted average remaining term of 3.2 years and have no intrinsic value.

Stock Based Compensation

The Company’s Consolidated 2016 Stock Plan (“the Plan”) provides for granting stock options and restricted stock awards to employees, directors and consultants of the Company. The Company uses the Black-Scholes pricing model for determining the fair value of stock options and warrants granted as share based compensation.

Warrants. During the three month period ended December 31, 2018, the Company did not recognize any expense related to warrants granted as stock based compensation. There is no unamortized expense as of December 31, 2018 for outstanding warrants issued as stock based compensation. Refer to the Common Stock Warrants table within this note for information regarding all outstanding warrants.

Options. During the three month period ended December 31, 2018, the Company recognized $73,377 of expense related to options granted. Unamortized option expense as of December 31, 2018 for all options outstanding amounted to $212,631. The Company expects to recognize this compensation cost over a weighted-average period of .71 years.

Below is a table summarizing the Company’s activity for the three month period ended December 31, 2018 (“Price” reflects the weighted average exercise price per share):

	Options	Price
Outstanding at September 30, 2018	156,625	$57.86
Granted	—	$—
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding at December 31, 2018	156,625	$57.86
Exercisable at December 31, 2018	124,370	$69.40

As of December 31, 2018, the outstanding options have a weighted average remaining term of 3.77 years and no intrinsic value.

Restricted Stock. During the three month period ended December 31, 2018, the Company did not recognize any expense related to restricted stock awards. As of December 31, 2018, all restricted stock shares are fully vested, and there is no remaining unamortized expense.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company has become involved in certain legal proceedings and claims which arise in the normal course of business. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s results of operations, prospects, cash flows, financial position and brand.

On February 14, 2018, plaintiff, Jeevesh Khanna, commenced an action in the Southern District of New York, against the Company and several current and former officers, alleging that they violated federal securities laws between June 24, 2014 and January 4, 2018. On August 7, 2018, the lead plaintiffs, now George Lehman and Insured Benefit Plans, Inc. filed an amended complaint, stating the class period to be April 8, 2014 through January 4, 2018. The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, they seek to maintain the action as a class action and to recover damages on behalf of themselves and other persons who purchased or otherwise acquired our stock during the putative class period and purportedly suffered financial harm as a result. The Company and the individuals dispute these claims and intend to defend the matter vigorously. On September 17, 2018, we filed a motion to dismiss the complaint. On November 13, 2018, plaintiffs filed a motion to strike exhibits appended to the motion to dismiss. A decision on the motion to strike is pending, and the motion to dismiss will then be fully briefed based on a schedule to be determined by the court. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm the Company’s business and the value of the Company’s common stock.

On May 3, 2018, plaintiff Adele J. Barke, derivatively on behalf of the Company, commenced an action against Michael Ferguson, Orin Hirschman, Thomas M. Riedhammer, June Almenoff and Jason Slakter in the Supreme Court, State of New York, alleging that the action was brought in the right and for the benefit of Ohr seeking to remedy their “breach of fiduciary duties, corporate waste and unjust enrichment that occurred between June 24, 2014 and the present.” It does not quantify any alleged damages. The Company and the individuals dispute these claims and intend to defend the matter vigorously. Such litigation has been stayed pursuant to a stipulation by the parties, which has been so ordered by the court, pending a decision in the Southern District case on the motion to dismiss, but that status could change. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm the Company’s business and the value of the Company’s common stock.

In September 2018, plaintiff John Tomson, derivatively and on behalf of the Company, commenced an action against Michael Ferguson, Sam Backenroth, Irach Taraporewala, Orin Hirschman, Thomas M. Riedhammer, June Almenoff and Jason Slakter in the US District Court for the Southern District of New York alleging that the action was brought in the right and for the benefit of Ohr seeking to remedy their various breaches of fiduciary duties, corporate waste and unjust enrichment that occurred between April 4, 2014 through January 4, 2018. Thereafter, the complaint largely summarized the allegations of the amended complaint filed in the securities class action described above. It does not quantify alleged damages. The Company and the individuals dispute these claims and intend to defend the matter vigorously. Such litigation is currently stayed pursuant to a stipulation by the parties, which has been so ordered by the court, pending a decision in the Southern District on the motion to dismiss, but that status could change. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm the Company’s business and the value of the Company’s common stock.

Management believes that the likelihood of an adverse decision from the ongoing litigation is unlikely, however, the litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm the Company’s business and the value of the Company’s common stock.

NOTE 7 – RELATED PARTY TRANSACTION

The Contract Research Organization (“CRO”) that ran the Company’s clinical trial contracted with Jason S. Slakter, M.D., P.C., d/b/a Digital Angiography Reading Center (“DARC”), a well-known digital reading center, which is owned by Dr. Jason Slakter, Ohr’s CEO, pursuant to the Company’s related party transactions policy, with the review and approval of the Audit Committee, to provide digital reading and imaging services in connection with the clinical study. During the three months ended December 31, 2018, and 2017, the Company’s CRO was invoiced or accrued $0 and $731,832, respectively, for pass through DARC expenses.

NOTE 8 – SUBSEQUENT EVENTS

NeuBase Merger Agreement

On January 2, 2019, the Company, Merger Sub and NeuBase entered into the Merger Agreement, pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into NeuBase, with NeuBase becoming a wholly-owned subsidiary of the Company and the surviving corporation of the Merger. The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (a) each outstanding share of NeuBase capital stock, including shares of NeuBase capital stock issued in, or issued upon conversion, exercise or exchange of securities issued in, the NeuBase Financing (as defined below), will be converted into the right to receive the number of shares of the Company’s common stock equal to the exchange ratio described below; (b) each outstanding NeuBase stock option that has not previously been exercised prior to the Effective Time will be assumed by the Company and become an option to purchase the Company’s common stock; and (c) the warrant to purchase shares of common stock of NeuBase will be converted into and become a warrant to purchase shares of Company’s common stock.

Under the exchange ratio formula in the Merger Agreement, as of immediately after the Merger, the former NeuBase securityholders are expected to own approximately 80% (the “NeuBase Allocation Percentage”) of the aggregate number of shares of the Company’s common stock issued and outstanding following the consummation of the Merger (the “Post-Closing Shares”), and the stockholders of the Company as of immediately prior to the Merger are expected to own approximately 20% (the “Ohr Allocation Percentage”) of the aggregate number of Post-Closing Shares. NeuBase anticipates that it will issue and sell not less than $4,000,000 (the gross proceeds received by NeuBase, the “NeuBase Proceeds”) of its equity securities (including securities convertible, exercisable or exchangeable into such equity securities) prior to the Effective Time (the “NeuBase Financing”). The NeuBase Allocation Percentage will be increased by 0.1% for every $100,000 that the NeuBase Proceeds exceeds $4,000,000, and the Ohr Allocation Percentage will be decreased by 0.1% for every $100,000 that the NeuBase Proceeds exceeds $4,000,000.

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

In connection with the Merger, on January 2, 2019, the Company entered into a Retention Bonus Agreement with Dr. Jason Slakter, Ohr’s Chief Executive Officer (the “Retention Bonus Agreement”). Under the Retention Bonus Agreement, Dr. Slakter is eligible for a retention bonus payment of $75,000 upon the earliest to occur of the following: (i) Dr. Slakter’s continued service with the Company in his current position through and including the closing date of the Merger, or (ii) Dr. Slakter is involuntarily separated from service without Cause (as such term is defined in the Retention Bonus Agreement) by the Company prior to the closing date of the Merger. In the event Dr. Slakter voluntarily separates from service with the Company for any reason prior to the closing of the Merger, Dr. Slakter will not receive any retention bonus payment and the Company will have no further obligation to Dr. Slakter under the Retention Bonus Agreement.

Reverse Stock Split

On January 18, 2019, following a special meeting of the Company’s stockholders, the board of directors of the Company approved the Reverse Stock Split. On January 23, 2019, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation to effect the Reverse Stock Split. The Company’s common stock began trading on a split-adjusted basis when the market opened on February 4, 2019. As a result of the Reverse Stock Split, the outstanding common stock has decreased from 56,466,428 shares of common stock, par value $0.0001 per share, to 2,829,248 shares of common stock, par value $0.0001 per share. Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto, and elsewhere in this Form 10-Q, have been retroactively adjusted for the Reverse Stock Split as if such Reverse Stock Split occurred on the first day of the first period presented. Certain amounts in the financial statements, the notes thereto, and elsewhere in this Form 10-Q, may be slightly different than previously reported due to rounding of fractional shares as a result of the Reverse Stock Split.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our discussion and analysis of the business and subsequent discussion of financial conditions may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical in nature, including statements about beliefs and expectations, are forward-looking statements. Words such as “may,” “will,” “should,” “estimates,” “predicts,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties as described in greater detail in Item IA, Part II, our “Risk Factors” beginning on page 16 of this Report. You are cautioned that these forward-looking statements reflect management’s estimates only as of the date hereof, and we assume no obligation to update these statements, even if new information becomes available or other events occur in the future, except as required by law. Actual future results, events and trends may differ materially from those expressed in or implied by such statements depending on a variety of factors, including, but not limited to those set forth in our filings with the Securities and Exchange Commission (“SEC”). Specifically, and not in limitation of these factors, we may alter our plans, strategies, objectives or business.

Company Overview

Ohr Pharmaceutical, Inc. (“we,” “us,” “our,” “Ohr,” or the “Company”) is a pharmaceutical company which has been focused on the development of novel therapeutics and delivery technologies for the treatment of ocular disease.

Recent Developments

NeuBase Merger Agreement

On January 2, 2019, the Company, Ohr Acquisition Corp., Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and NeuBase Therapeutics, Inc., a Delaware corporation (“NeuBase”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into NeuBase, with NeuBase becoming a wholly-owned subsidiary of the Company and the surviving corporation of the merger (the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (a) each outstanding share of NeuBase capital stock, including shares of NeuBase capital stock issued in, or issued upon conversion, exercise or exchange of securities issued in, the NeuBase Financing (as defined below), will be converted into the right to receive the number of shares of the Company’s common stock equal to the exchange ratio described below; (b) each outstanding NeuBase stock option that has not previously been exercised prior to the Effective Time will be assumed by the Company and become an option to purchase the Company’s common stock; and (c) the warrant to purchase shares of common stock of NeuBase will be converted into and become a warrant to purchase shares of Company’s common stock.

Under the exchange ratio formula in the Merger Agreement, as of immediately after the Merger, the former NeuBase securityholders are expected to own approximately 80% (the “NeuBase Allocation Percentage”) of the aggregate number of shares of the Company’s common stock issued and outstanding following the consummation of the Merger (the “Post-Closing Shares”), and the stockholders of the Company as of immediately prior to the Merger are expected to own approximately 20% (the “Ohr Allocation Percentage”) of the aggregate number of Post-Closing Shares. NeuBase anticipates that it will issue and sell not less than $4,000,000 (the gross proceeds received by NeuBase, the “NeuBase Proceeds”) of its equity securities (including securities convertible, exercisable or exchangeable into such equity securities) prior to the Effective Time (the “NeuBase Financing”). The NeuBase Allocation Percentage will be increased by 0.1% for every $100,000 that the NeuBase Proceeds exceeds $4,000,000, and the Ohr Allocation Percentage will be decreased by 0.1% for every $100,000 that the NeuBase Proceeds exceeds $4,000,000.

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

Despite devoting significant efforts to identify, evaluate and negotiate the Merger Agreement with NeuBase, the Company may not be successful in completing the Merger. Further, even if the Merger is completed, it ultimately may not deliver the anticipated benefits or enhance stockholder value. If the Merger is not completed, the Company cannot predict whether and to what extent it would be successful in consummating an alternative transaction, the timing of such a transaction or its future cash needs required to complete such a transaction, and the Company may choose or be forced to dissolve and liquidate its assets.

Reverse Stock Split

On January 18, 2019, following a special meeting of the Company’s stockholders, the board of directors of the Company approved a one-for-twenty reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). On January 23, 2019, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation to effect the Reverse Stock Split. The Company’s common stock began trading on a split-adjusted basis when the market opened on February 4, 2019. As a result of the Reverse Stock Split, the outstanding common stock has decreased from 56,466,428 shares of common stock, par value $0.0001 per share, to 2,829,248 shares of common stock, par value $0.0001 per share. Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto, and elsewhere in this Form 10-Q have been retroactively adjusted for the Reverse Stock Split as if such Reverse Stock Split occurred on the first day of the first period presented. Certain amounts in the financial statements, the notes thereto, and elsewhere in this form 10-Q, may be slightly different than previously reported due to rounding of fractional shares as a result of the Reverse Stock Split.

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

On January 5, 2018, the Company reported topline data from the MAKO study which did not meet its primary efficacy endpoint. The MAKO study evaluated the efficacy and safety of topically administered squalamine in combination with monthly Lucentis® injections for the treatment of wet-AMD. Based on those results, the Company discontinued further development of squalamine and has been evaluating strategic alternatives to maximize stockholder value.

As part of its review of strategic alternatives, the Company formed a special committee of independent directors. The board of directors and the special committee engaged Roth Capital Markets, LLC, to advise them and management, and to assist in pursuing a range of strategic alternatives including some of the following: license, divestiture, or other monetization of current assets; license or acquisition of additional assets; merger, reverse merger, joint venture, partnership, or other business combination with another entity, public or private. On January 2, 2019, the Company, Merger Sub and NeuBase entered into a Merger Agreement, pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into NeuBase, with NeuBase becoming a wholly-owned subsidiary of the Company and the surviving corporation of the Merger. Despite devoting significant efforts to identify, evaluate and negotiate the Merger Agreement with NeuBase, the Company may not be successful in completing the Merger. Further, even if the Merger is completed, it ultimately may not deliver the anticipated benefits or enhance stockholder value. If the Merger is not completed, the Company cannot predict whether and to what extent it would be successful in consummating an alternative transaction, the timing of such a transaction or its future cash needs required to complete such a transaction, and the Company may choose or be forced to dissolve and liquidate its assets.

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

As part of the SKS acquisition, the Company acquired the exclusive rights to an animal model for dry-AMD whereby mice are immunized with a carboxyethylpyrrole (“CEP”) which is bound to mouse serum albumin (“MSA”) as well as the rights to produce and use CEP for research, clinical, and commercial applications. CEP is produced following the oxidation of docosahexaenoic acid, which is abundant in the photoreceptor outer segments that are phagocytosed by the retinal pigment epithelium (“RPE”). A number of CEP-adducted proteins have been identified in proteomic studies examining the composition of drusen and other subretinal deposits found in the eyes of patients with dry-AMD. Studies have shown that immunization of CEP-MSA can lead to an ophthalmic phenotype very similar to dry-AMD, including deposition of complement in the RPE, thickening of the Bruch’s membrane, upregulation of inflammatory cytokines, and immune cell influx into the eye. Upon immunization with CEP, a marked decrease in contrast sensitivity which precedes a loss of visual acuity, was observed, similar to what occurs in many patients with dry AMD. A collaborator of the Company is conducting research on the CEP target to understand its role in undisclosed ocular diseases and potential for use as a diagnostic agent. The Company has not yet monetized this technology.

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

Liquidity and Sources of Capital

The Company has limited working capital reserves with which to fund its continuing operations. The Company is reliant, at present, upon its capital reserves for ongoing operations and has no revenues.

Net working capital reserves decreased from end of fiscal 2018 to the end of the first quarter in fiscal 2019 by $656,878 (to $2,616,558 from $3,273,436) primarily due to costs incurred from operations. Our quarterly cash burn has decreased significantly compared to prior periods in calendar 2017 and 2018 due to the discontinuation of the squalamine program. We expect our cash burn to be relatively stable in the near term and potentially increase in future periods in calendar 2019, once the merger with NeuBase has been completed; however, there can be no assurance that the merger with NeuBase will be completed in calendar 2019, if at all. Management has concluded that due to the conditions described above, there is substantial doubt about the entity’s ability to continue as a going concern. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance will provide sufficient capital to continue operations, in the absence of the completion of the NeuBase merger, into the second half of calendar 2019. At present, the Company has no bank line of credit or other fixed source of capital reserves. Should the Company need additional capital in the future, it will be primarily reliant upon private or public placement of its equity or debt securities, or a strategic transaction, for which there can be no warranty or assurance that the Company may be successful in such efforts.

Results of Operations

Three Months Ended December 31, 2018 Compared to the Three Months Ended December 31, 2017

Results of operations for the three months ended December 31, 2018 (“2018”) reflect the following changes from the prior period (“2017”).

	2018	2017	Change
General and administrative	$680,995	$1,510,032	$(829,037)
Research and development	58,021	2,387,731	(2,329,710)
Depreciation and amortization	167,370	284,986	(117,616)
Total Operating Expenses	906,386	4,182,749	(3,276,363)

Operating Loss	(906,386)	(4,182,749)	3,276,363

Other income (expense)	8,762	31,391	(22,629)
Net Loss	$(897,624)	$(4,151,358)	$3,253,734

For the quarter ended December 31, 2018, the Company had no revenues, and had operating expenses of $906,386. The loss from operations was comprised of $58,021 in research and development costs, $680,995 in general and administrative expenses, $167,370 in depreciation and amortization.

During the same period for the quarter ended December 31, 2017, the Company reported no revenues, and had operating expenses of $4,182,749 which was comprised of $1,510,032 in general and administrative expenses, $2,387,731 in research and development costs, $284,986 in depreciation and amortization.

The operating expenses of the Company decreased in 2018 compared to 2017 by $3,276,363. General and administrative expenses decreased in 2018 as compared to 2017 by $829,037. The decrease is primarily a result of a reduction in employee headcount and stock-based compensation. Research and development expenses decreased in 2018 as compared to 2017 by $2,329,710. The decrease is primarily a result of significant costs paid in 2017 related to the MAKO study in wet-AMD, which was completed in the second fiscal quarter of 2018. Depreciation and amortization decreased by $117,616 in 2018 as compared to 2017. The decrease was related to reduced amortization of long lived intangible assets due to a significant write down of such assets at September 30, 2018.

The net loss for the quarter ended December 31, 2018 was $897,624 as compared to $4,151,358 for the same period in 2017. Until the Company is able to generate revenues, management expects to continue to incur net losses.

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

On February 14, 2018, plaintiff, Jeevesh Khanna, commenced an action in the Southern District of New York, against the Company and several current and former officers, alleging that they violated federal securities laws between June 24, 2014 and January 4, 2018. On August 7, 2018, the lead plaintiffs, now George Lehman and Insured Benefit Plans, Inc. filed an amended complaint, stating the class period to be April 8, 2014 through January 4, 2018. The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, they seek to maintain the action as a class action and to recover damages on behalf of themselves and other persons who purchased or otherwise acquired our stock during the putative class period and purportedly suffered financial harm as a result. The Company and the individuals dispute these claims and intend to defend the matter vigorously. On September 17, 2018, we filed a motion to dismiss the complaint. On November 13, 2018, plaintiffs filed a motion to strike exhibits appended to the motion to dismiss. A decision on the motion to strike is pending, and the motion to dismiss will then be fully briefed based on a schedule to be determined by the court. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm the Company’s business and the value of the Company’s common stock.

On May 3, 2018, plaintiff Adele J. Barke, derivatively on behalf of the Company, commenced an action against Michael Ferguson, Orin Hirschman, Thomas M. Riedhammer, June Almenoff and Jason Slakter in the Supreme Court, State of New York, alleging that the action was brought in the right and for the benefit of Ohr seeking to remedy their “breach of fiduciary duties, corporate waste and unjust enrichment that occurred between June 24, 2014 and the present.” It does not quantify any alleged damages. The Company and the individuals dispute these claims and intend to defend the matter vigorously. Such litigation has been stayed pursuant to a stipulation by the parties, which has been so ordered by the court, pending a decision in the Southern District case on the motion to dismiss, but that status could change. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm the Company’s business and the value of the Company’s common stock.

In September 2018, plaintiff John Tomson, derivatively and on behalf of the Company, commenced an action against Michael Ferguson, Sam Backenroth, Irach Taraporewala, Orin Hirschman, Thomas M. Riedhammer, June Almenoff and Jason Slakter in the US District Court for the Southern District of New York alleging that the action was brought in the right and for the benefit of Ohr seeking to remedy their various breaches of fiduciary duties, corporate waste and unjust enrichment that occurred between April 4, 2014 through January 4, 2018. Thereafter, the complaint largely summarized the allegations of the amended complaint filed in the securities class action described above. It does not quantify alleged damages. The Company and the individuals dispute these claims and intend to defend the matter vigorously. Such litigation is currently stayed pursuant to a stipulation by the parties, which has been so ordered by the court, pending a decision in the Southern District case on the motion to dismiss, but that status could change. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm the Company’s business and the value of the Company’s common stock.

Management believes that the likelihood of an adverse decision from the ongoing litigation is unlikely, however, the litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm the Company’s business and the value of the Company’s common stock

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

Risks Relating to the Merger with NeuBase

If the Merger with NeuBase is not consummated, Ohr’s business could suffer materially and Ohr’s stock price could decline.

The consummation of the Merger with NeuBase is subject to a number of closing conditions, including the approval by Ohr’s stockholders, approval by the Nasdaq Stock Market of Ohr’s application for initial listing of Ohr common stock in connection with the Merger, a minimum amount of financing into NeuBase, and other customary closing conditions. Ohr is targeting a closing of the Merger in the second quarter of calendar year 2019.

If the Merger is not consummated, Ohr may be subject to a number of material risks, and its business and stock price could be adversely affected, as follows:

●	Ohr has incurred and expects to continue to incur significant expenses related to the Merger with NeuBase even if the Merger is not consummated.

●	the Merger Agreement contains covenants relating to Ohr’s solicitation of competing acquisition proposals and the conduct of Ohr’s business between the date of signing the Merger Agreement and the closing of the merger. As a result, significant business decisions and transactions before the closing of the Merger require the consent of NeuBase. Accordingly, Ohr may be unable to pursue business opportunities that would otherwise be in its best interest as a standalone company. If the Merger Agreement is terminated after Ohr has invested significant time and resources in the transaction process, Ohr will have a limited ability to continue operations without obtaining additional financing to fund its operations.

●	Ohr’s prospective collaborators and other business partners and investors in general may view the failure to consummate the Merger as a poor reflection on its business or prospects.

●	some of Ohr’s suppliers, distributors, collaborators and other business partners may seek to change or terminate their relationships with Ohr as a result of the Merger.

●	as a result of the Merger, current and prospective employees could experience uncertainty about their future roles within the combined company. This uncertainty may adversely affect Ohr’s ability to retain its key employees, who may seek other employment opportunities.

●	Ohr’s management team may be distracted from day to day operations as a result of the Merger.

In addition, if the Merger Agreement is terminated and Ohr’s board of directors determines to seek another business combination, it may not be able to find a third party willing to provide equivalent or more attractive consideration than the consideration to be provided by each party in the Merger. In such circumstances, Ohr’s board of directors may elect to, among other things, divest all or a portion of Ohr’s assets, or take the steps necessary to liquidate all of Ohr’s business and assets, and in either such case, the consideration that Ohr receives may be less attractive than the consideration to be received by Ohr pursuant to the Merger Agreement.

The exchange ratio in the Merger is not adjustable based on the market price of Ohr common stock so the Merger consideration at the closing may have a greater or lesser value than at the time the Merger Agreement was signed.

The Merger Agreement has set the exchange ratio for the NeuBase common stock. Any changes in the market price of Ohr common stock before the completion of the Merger will not affect the number of shares NeuBase securityholders will be entitled to receive pursuant to the Merger Agreement. Therefore, if before the completion of the Merger the market price of Ohr common stock declines from the market price on the date of the Merger Agreement, then NeuBase securityholders could receive Merger consideration with substantially lower value. Similarly, if before the completion of the Merger the market price of Ohr common stock increases from the market price on the date of the Merger Agreement, then NeuBase securityholders could receive Merger consideration with substantially more value for their shares of NeuBase capital stock than the parties had negotiated for in the establishment of the exchange ratio. Because the exchange ratio does not adjust as a result of changes in the value of Ohr common stock, for each one percentage point that the market value of Ohr common stock rises or declines, there is a corresponding one percentage point rise or decline, respectively, in the value of the total Merger consideration issued to NeuBase securityholders.

The market price of the combined company’s common stock may decline as a result of the Merger.

The market price of the combined company’s common stock may decline as a result of the Merger for a number of reasons including:

●	the combined company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts;

●	the effect of the Merger on the combined company’s business and prospects is not consistent with the expectations of financial or industry analysts; or

●	investors react negatively to the effect on the combined company’s business and prospects from the Merger.

Ohr’s stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

If the combined company is unable to realize the strategic and financial benefits currently anticipated from the Merger, Ohr’s stockholders will have experienced substantial dilution of their ownership interest without receiving any commensurate benefit. Significant management attention and resources will be required to integrate the two companies. Delays in this process could adversely affect the combined company’s business, financial results, financial condition and stock price following the Merger. Even if the combined company were able to integrate the business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, innovation and operational efficiencies that may be possible from this integration and that these benefits will be achieved within a reasonable period of time.

During the pendency of the Merger, Ohr may not be able to enter into a business combination with another party and will be subject to contractual limitations on certain actions because of restrictions in the Merger Agreement.

Covenants in the Merger Agreement impede the ability of Ohr or NeuBase to make acquisitions or complete other transactions that are not in the ordinary course of business pending completion of the Merger. As a result, if the Merger is not completed, the parties may be at a disadvantage to their competitors. In addition, while the Merger Agreement is in effect and subject to limited exceptions, each party is prohibited from soliciting, initiating, encouraging or taking actions designed to facilitate any inquiries or the making of any proposal or offer that could lead to entering into certain extraordinary transactions with any third party, such as a sale of assets, an acquisition of Ohr common stock, a tender offer for Ohr common stock, a Merger or other business combination outside the ordinary course of business. Any such transactions could be favorable to such party’s stockholders.

Risks Relating to Our Financial Position and Need for Capital

Our business was substantially dependent on the success of squalamine, which failed to meet its primary efficacy endpoint in the MAKO Study. As a result of the failure of the MAKO study, we evaluated strategic alternatives and ultimately entered into a definitive Merger Agreement with NeuBase. Unless the Merger is consummated, or if we fail to execute on another strategic alternative, we may be required to liquidate, dissolve, or otherwise wind down our operations.

Until January 5, 2018, squalamine for the treatment of wet-AMD was our lead product candidate. On January 5, 2018, we announced topline results from our MAKO Study which did not meet its primary efficacy endpoint. Based on these results, we discontinued further development of squalimine and evaluated strategic alternatives to maximize stockholder value.

On January 2, 2019, the Company, Merger Sub and NeuBase entered into the Merger Agreement, pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into NeuBase, with NeuBase becoming a wholly-owned subsidiary of the Company and the surviving corporation of the Merger. Consummation of the Merger is subject to certain closing conditions, including the approval from our stockholders which may take a significant amount of time and will further decrease our cash resources. There can be no assurance that we will be able to successfully complete the Merger and investors may disagree with the new focus of our business. The Merger will result in dilution to our stockholders and could result in other restrictions that may affect our business. Further, if completed, the Merger ultimately may not deliver the anticipated benefits or enhance stockholder value.

If the Merger is not consummated, and we are not able to execute on another strategic alternative, we may be required to liquidate, dissolve or otherwise wind down our operations.

We may not be able to monetize the non-squalamine assets, including the SKS sustained release ocular drug delivery platform technology, CEP assets, or our interest in the Depymed joint venture.

We may not be able to monetize any or some of the non-squalamine assets, including the SKS sustained release ocular drug delivery platform technology, the CEP assets, or our interest in the Depymed joint venture. In that event, we may be constrained to write off those assets, in whole or in part. At September 30, 2018, we significantly wrote down the value of our SKS sustained release asset and there can be no assurance that we will not be required to further write down or write off this asset, or any other asset, entirely in the future.

We are subject to securities class action litigation and derivative shareholder litigation. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company.

As a result of our announcement of negative results from the MAKO Study, our stock price declined substantially. On February 14, 2018, a securities class action litigation was brought against the Company, Dr. Jason Slakter, Sam Backenroth, and Irach Taraporewala in federal district court in the Southern District of New York. An amended securities class action complaint was filed on August 7, 2018, by lead plaintiffs George Lehman and Insured Benefit Plans, Inc. The Company and the individuals dispute these claims and intend to defend the matter vigorously. On September 17, 2018, we filed a motion to dismiss the complaint. On November 13, 2018, plaintiffs filed a motion to strike exhibits appended to the motion to dismiss. A decision on the motion to strike is pending, and the motion to dismiss will then be fully briefed based on a schedule to be determined by the court. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

On May 3, 2018, plaintiff Adele J. Barke, derivatively on behalf of the Company, commenced an action in Supreme Court, State of New York against Michael Ferguson, Orin Hirschman, Thomas M. Riedhammer, June Almenoff and Jason Slakter alleging that the action was brought in the right and for the benefit of Ohr seeking to remedy their “breach of fiduciary duties, corporate waste and unjust enrichment that occurred between June 24, 2014 and the present.” It does not quantify any alleged damages. The Company and the individuals dispute these claims and intend to defend the matter vigorously. Such litigation is currently stayed pursuant to a stipulation by the parties pending a decision on the motion to dismiss in the Southern District case, which has been so ordered by the court, but that status could change. Such litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

In September 2018, plaintiff John Tomson, derivatively and on behalf of the Company, commenced an action against Michael Ferguson, Sam Backenroth, Irach Taraporewala, Orin Hirschman, Thomas M. Riedhammer, June Almenoff and Jason Slakter in the US District Court for the Southern District of New York alleging that the action was brought in the right and for the benefit of Ohr seeking to remedy their various breaches of fiduciary duties, corporate waste and unjust enrichment that occurred between April 4, 2014 through January 4, 2018. Thereafter, the complaint largely summarized the allegations of the amended complaint filed in the securities class action described above. It does not quantify alleged damages. The Company and the individuals dispute these claims and intend to defend the matter vigorously. Such litigation is currently stayed, pending a decision of the Southern District on the motion to dismiss, pursuant to a stipulation by the parties, which has been so ordered by the court, but that status could change. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm the Company’s business and the value of the Company’s common stock.

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

In accordance with Nasdaq’s Listing Rule 5810(c)(3)(A), the Company had a period of 180 calendar days, or until August 20, 2018, to regain compliance with the minimum closing bid price requirement. The Company did not regain compliance with the minimum closing bid price requirement by August 20, 2018. The Company was notified by Nasdaq that it might be afforded a second 180 calendar period to regain compliance with the minimum closing bid price requirement under certain circumstances. As a result, the Company applied for an extension of the cure period, as permitted under the notification. In order to cure the deficiency the Company indicated that, to that extent necessary, it planned to seek approval for a reverse stock split in order to meet the minimum closing bid price requirement at a special meeting of the Company’s stockholders which the Company would hold prior to the expiration of the second 180 day period and effectuate the reverse stock split immediately thereafter. On August 21, 2018, the Company received a written notice from Nasdaq that the Company had been granted an additional 180 calendar days, or until February 19, 2019, to regain compliance with the minimum $1.00 bid price per share requirement of the Listing Rules of Nasdaq (“Second Notice”).

According to the Second Notice, if at any time before February 19, 2019, the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq would provide written notification that the Company has achieved compliance with the minimum closing bid price requirement. If, however, compliance with the minimum closing bid price requirement cannot be demonstrated by February 19, 2018, Nasdaq would provide written notification that the Company’s common stock will be delisted, subject to the Company’s right to appeal. The Company’s stock did not close at or above $1.00 per share for a minimum of 10 consecutive business days between the time of the Second Notice and January 18, 2019. On January 18, 2019, following a special meeting of the Company’s stockholders, the board of directors of the Company approved a Reverse Stock Split. On January 23, 2019, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation to effectuate the Reverse Stock Split. The Company’s common stock began trading on a split-adjusted basis when the market opened on February 4, 2019. As a result of the Reverse Stock Split, the outstanding common stock has decreased from 56,466,428 shares of common stock, par value $0.0001 per share, to 2,829,248 shares of common stock, par value $0.0001 per share. Since February 4, 2019, the Company’s stock has closed at or above $1.00 per share.

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

In light of the results of the MAKO study, we began evaluating strategic alternatives, and recently entered into the Merger Agreement with NeuBase. There is no certainty that we will be able to close the Merger, or execute on any other strategic alternative if the Merger is not consummated. If we are unable to consummate the Merger or identify and execute any other strategic alternatives if the Merger is not consummated, we may be forced to cease operations and liquidate.

Based on the results of the MAKO study, we began a comprehensive review of strategic alternatives to maximize shareholder value. As part of its review of strategic alternatives, the Company formed a special committee of independent directors. The Board of Directors and the special committee retained Roth Capital Markets, LLC, to advise and assist in this review. The strategic alternatives that we are exploring, may include some or all of the following: license, divestiture, or monetization of current assets; license or acquisition of additional assets; merger, reverse merger, joint venture, partnership, or other business combination with another entity, public or private. On January 2, 2019, the Company, Merger Sub and NeuBase entered into the Merger Agreement, pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into NeuBase, with NeuBase becoming a wholly-owned subsidiary of the Company and the surviving corporation of the Merger. Consummation of the Merger is subject to certain closing conditions, including a concurrent financing into NeuBase and the approval from our stockholders which may take a significant amount of time and will further decrease our cash resources. There can be no assurance that we will be able to successfully complete the Merger and investors may disagree with the new focus of our business. The Merger will result in dilution to our stockholders and could result in other restrictions that may affect our business. Further, if completed, the Merger ultimately may not deliver the anticipated benefits or enhance stockholder value.

If we are unable to consummate the Merger or execute on another strategic alternative if the Merger is not consummated, we may be forced to liquidate.

We have incurred significant losses and anticipate that we will incur additional losses. We might never achieve or sustain revenues.

We have experienced significant net losses since our inception. As of December 31, 2018, we had an accumulated deficit of approximately $122.2 million. We expect to continue to incur net losses. We do not expect to receive, for at least the next several years, any revenues from commercialization activities.

Our ability to generate revenues and become profitable depends, among other things, on the successful development and commercialization of our technologies and/or NeuBase’s products and our ability to identify and execute on other opportunities and business combinations that will enable us to maximize stockholder value. We will need significant additional capital to pursue these objectives and sustain our operations.

The report of our independent registered public accounting firm expresses substantial doubt about the Company’s ability to continue as a going concern. Such “going concern” opinion could impair our ability to obtain financing.

Our auditors, MaloneBailey, LLP, have indicated in their report on the Company’s financial statements for the fiscal year ended September 30, 2018 and for the subsequent quarterly periods to date, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations. A “going concern” opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives. Our ability to continue as a going concern will depend upon the availability and terms of future funding. If we are unable to achieve this goal, our business would be jeopardized and the Company may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

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

The announcement that we have entered into the Merger Agreement may make it more difficult to retain qualified executive and other key personnel. The Merger and the strategic alternative process has been be costly, time-consuming, and diverted the attention of management. . In addition, our stock price may experience periods of increased volatility as a result of these activities, related rumors, speculation, and our recent reverse stock split.

Risks Related to Our Business and Industry

We currently do not have, and may never have, any products that generate revenues.

We are a development stage pharmaceutical company and currently do not have, and may never have, any products that generate revenues. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. To date, we have not generated any product revenues. Our ability to generate revenues and become profitable depends, among other things, on the successful development and commercialization of ours and/or NeuBase’s products and our ability to identify and execute on other opportunities and business combinations that will enable us to maximize stockholder value.

We are highly dependent upon our ability to raise additional capital. Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies.

Until such time, if ever, as we can generate substantial product revenues, we may finance our cash needs through a combination of equity offerings, debt financings, and partnerships. We do not have any committed external source of funds. Even if the Merger Agreement is successfully consummated, we will need to raise additional funds in order to fund our near and long-term operations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as holders of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions.

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

If we are ever to conduct additional clinical trials, we would continue to rely on third parties to conduct any such trials for us. If such third parties do not successfully carry out their duties or if we lose our relationships with such third parties, our product development efforts could be delayed.

We are dependent on contract research organizations, third-party vendors and independent investigators for preclinical testing, and clinical trials related to any potential drug discovery and development efforts. These parties are not our employees, and we cannot control the amount or timing of resources that they devote to any programs. If they fail to devote sufficient time and resources to any product development programs or if their performance is substandard, it would delay the development and commercialization of these product candidates. The parties with which we would contract for execution of our clinical trials would play a significant role in the conduct of the trials and the subsequent collection and analysis of data. Their failure to achieve their research goals or otherwise meet their obligations on a timely basis could adversely affect clinical development of these product candidates.

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

If we are ever to conduct any additional trials and our contract research organizations do not successfully carry out their duties or if we were to lose relationships with contract research organizations, any product development efforts could be delayed or terminated.

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

Any future mergers or acquisitions we make of companies or technologies, including the Merger with NeuBase, may result in disruption to our business or distraction of our management.

We may merge with, acquire, or make investments in businesses, technologies, services or products if appropriate opportunities arise, including without limitation, the Merger with NueBase. From time to time we engage in discussions and negotiations with companies regarding our acquiring or investing in such companies’ businesses, products, services or technologies, in the ordinary course of our business. We cannot be assured that we will be able to identify future suitable merger, acquisition or investment candidates, or if we do identify suitable candidates, that we will be able to make such acquisitions or investments on commercially acceptable terms or at all. If we acquire or merge with another company, including NeuBase, we could have difficulty in assimilating that company’s personnel, operations, technology and software. In addition, the key personnel of the acquired company, including NeuBase, may decide not to work for us. If we make other types of acquisitions, we could have difficulty in integrating the acquired products, services or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities would be dilutive to our existing stockholders.

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

Our commercial success depends on obtaining and maintaining proprietary rights to our product candidates and technologies and their uses, as well as successfully defending these rights against third-party challenges. We may be able to most effectively protect our product candidates, technologies, and their uses from unauthorized use by third parties to the extent that valid and enforceable patents, or effectively protected trade secrets, cover them. Nonetheless, the issued patents and patent applications covering our programs remain subject to uncertainty due to a number of factors, including:

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

Even if we have or obtain patents or licenses covering our product candidates or technologies, we may still be barred from making, using and selling one or more of our product candidates or technologies because of the patent rights of others. Others have or may have filed, and in the future are likely to file, patent applications covering compounds, assays, therapeutic products and delivery systems, including sustained release delivery, that are similar or identical to ours. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in the area of medical disorders. These could materially affect our ability to develop our product candidates or sell our products. Because patent applications can take years to issue, there may be currently pending applications, unknown to us, that may later result in issued patents that our product candidates or technologies may infringe. These patent applications may have priority over one or more patent applications filed by us.

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

There is significant litigation in our industry regarding patent and other intellectual property rights. While we are not currently subject to any pending intellectual property litigation, and are not aware of any such threatened litigation, we may be exposed to future litigation by third parties based on claims that our product candidates, technologies or activities infringe the intellectual property rights of others. If any product development activities are found to infringe any such patents, we may have to pay significant damages or seek licenses to such patents. If any products are found to infringe any such patents, we may have to pay significant damages or seek licenses to such patents. A patentee could prevent us from making, using or selling the patented compounds. We may need to resort to litigation to enforce a patent issued to us, protect our trade secrets or determine the scope and validity of third-party proprietary rights. From time to time, we may hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities conducted by us. Either we or these individuals may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, regardless of whether we win or lose. We also may not be able to afford the costs of litigation.

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

Changes in or different interpretations of patent laws in the United States and foreign countries may permit others to develop and commercialize our technology and products without providing any compensation to us or may limit the number of patents or claims we can obtain. In particular, there have been proposals to shorten the exclusivity periods available under U.S. patent law that, if adopted, could substantially harm our business. The product candidates are protected by intellectual property rights, including patents and patent applications. If any such product candidates becomes a marketable product, we would rely on our exclusivity under patents to sell the compound and recoup our investments in the research and development of the compound. If the exclusivity period for patents is shortened, then our ability to generate revenues without competition would be reduced and our business could be materially adversely impacted. The laws of some countries do not protect intellectual property rights to the same extent as U.S. laws, and those countries may lack adequate rules and procedures for defending our intellectual property rights. For example, some countries, including many in Europe, do not grant patent claims directed to methods of treating humans and, in these countries, patent protection may not be available at all to protect our product candidates. In addition, U.S. patent laws may change, which could prevent or limit us from filing patent applications or patent claims to protect our products or technologies or limit the exclusivity periods that are available to patent holders. For example, the Leahy- Smith America Invents Act, or the Leahy-Smith Act, was signed into law in 2011 and includes a number of significant changes to U.S. patent law. These include changes to transition from a “first-to-invent” system to a “first-to-file” system and to the way issued patents are challenged. These changes may favor larger and more established companies that have more resources to devote to patent application filing and prosecution. The U.S. Patent and Trademark Office has been in the process of implementing regulations and procedures to administer the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act may affect our ability to obtain, enforce or defend our patents. Accordingly, it is not clear what, if any, impact the LeahySmith Act will ultimately have on the cost of prosecuting our patent applications, our ability to obtain patents based on our discoveries and our ability to enforce or defend our issued patents.

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

Factors that may cause the market price and volume of our common stock to decrease include:

●	delisting or other changes in status of Nasdaq listing (See Risk Factor entitled, “If we fail to continue to meet all applicable Nasdaq Capital Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.”);

●	changes in stock market analyst recommendations regarding our common stock or lack of analyst coverage;

●	fluctuations in our results of operations, timing and announcements of our corporate news;

●	developments concerning the merger with NeuBase Therapeutics;

●	developments concerning discussions that we may be in, or enter into, regarding strategic alliances, partnerships, reverse mergers, mergers, acquisitions, or similar transactions;

●	adverse actions taken by regulatory agencies with respect to any drug products, clinical trials, manufacturing processes or sales and marketing activities;

●	any lawsuit involving us or any drug products;

●	developments with respect to our patents and proprietary rights;

●	announcements of technological innovations by our competitors;

●	public concern as to the safety of products developed by us or others;

●	regulatory developments in the United States and in foreign countries;

●	the pharmaceutical industry conditions generally and general market conditions;

●	failure of our results of operations to meet the expectations of stock market analysts and investors;

●	sales of our common stock by our executive officers, directors and five percent stockholders or sales of substantial amounts of our common stock;

●	changes in accounting principles; and

●	loss of any of our key scientific or management personnel.

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

Date: February 14, 2019

OHR PHARMACEUTICAL, INC. (Registrant)

By:	/s/ Dr. Jason S. Slakter
Dr. Jason Slakter
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Sam Backenroth
Sam Backenroth
Chief Financial Officer
(Principal Financial and Accounting Officer)