Form 10-Q
period 2019-03-31
Ohr Pharmaceutical Inc
filed 2019-05-15
CIK 1173281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from____ to____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	OHRP	NASDAQ Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,829,248 shares of Common Stock outstanding as of May 15, 2019.

OHR PHARMACEUTICAL, INC.

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

TABLE OF CONTENTS	PAGE

OHR PHARMACEUTICAL, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2019	September 30, 2018
ASSETS
CURRENT ASSETS
Cash	$2,129,227	$3,750,436
Prepaid expenses and other current assets	202,188	247,998

Total Current Assets	2,331,415	3,998,434

EQUIPMENT, net	15,009	15,763

OTHER ASSETS
Intangible assets, net	7,285,451	7,611,918

TOTAL ASSETS	$9,631,875	$11,626,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$624,676	$651,781
Notes payable	—	73,217

Total Current Liabilities	624,676	724,998

TOTAL LIABILITIES	624,676	724,998

STOCKHOLDERS’ EQUITY
Preferred stock, Series B; 6,000,000 shares authorized, $0.0001 par value, 0 shares issued and outstanding, respectively	—	—
Common stock; 180,000,000 shares authorized, $0.0001 par value, 2,829,248 and 2,829,248 shares issued and outstanding, respectively	283	283
Additional paid-in capital	132,373,095	132,226,341
Accumulated deficit	(123,366,179)	(121,325,507)

Total Stockholders’ Equity	9,007,199	10,901,117
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,631,875	$11,626,115

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OHR PHARMACEUTICAL, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2019	2018	2019	2018
OPERATING EXPENSES

General and administrative	$894,431	$591,184	$1,575,426	$2,101,216

Research and development	94,517	1,801,946	152,538	4,189,677

Depreciation and amortization	163,919	278,525	331,289	563,511

Loss on impairment of goodwill	—	740,912	—	740,912

Gain on settlement of liabilities	—	(1,228,805)	—	(1,228,805)

OPERATING LOSS	(1,152,867)	(2,183,762)	(2,059,253)	(6,366,511)

OTHER INCOME (EXPENSE)

Other income (expense)	9,819	(1,005)	18,581	30,386

Total Other Income	9,819	(1,005)	18,581	30,386

NET LOSS	$(1,143,048)	$(2,184,767)	$(2,040,672)	$(6,336,125)

BASIC AND DILUTED LOSS PER SHARE (in dollars per share)	$(0.40)	$(0.77)	$(0.72)	$(2.25)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	2,829,248	2,823,250	2,829,248	2,816,647

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OHR PHARMACEUTICAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(2,040,672)	$(6,336,125)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	—	145,301
Stock option and warrant expense	146,754	730,997
Depreciation	4,823	5,535
Amortization of intangible assets	326,467	557,976
Gain on settlement of liabilities	—	1,228,805
Loss on sale of property and equipment	—	17,814
Loss on impairment of goodwill	—	740,912
Accounts receivable	(2,800)	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	48,610	(43,609)
Accounts payable and accrued expenses	(27,105)	(4,761,865)

Net Cash Used in Operating Activities	(1,543,923)	(7,714,259)
INVESTING ACTIVITIES
Purchase of property and equipment	(4,069)	—
Net Cash Used in Investing Activities	(4,069)	—

FINANCING ACTIVITIES
Proceeds from warrants exercised for cash	—	270,000
Repayments of short-term notes payable	(73,217)	(141,579)

Net Cash Provided by/ (Used in) Financing Activities	(73,217)	128,421

NET CHANGE IN CASH	(1,621,209)	(7,585,838)
CASH AT BEGINNING OF PERIOD	3,750,436	12,801,085

CASH AT END OF PERIOD	$2,129,227	$5,215,247

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$779	$2,899
Income Taxes	—	—

NON CASH FINANCING ACTIVITIES:
Financing of insurance premiums through issuance of short term notes	—	323,094

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OHR PHARMACEUTICAL, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Series B				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, September 30, 2017	—	$—	2,815,748	$282	$130,933,290	$(108,088,607)	$22,844,965

Exercise of warrants for cash	—	—	11,250	1	224,977	—	224,978
Common stock issued for services	—	—	—	—	135,701	—	135,701
Fair value of employee stock options	—	—	—	—	629,286	—	629,286
Net loss for the three months ended December 31, 2017	—	—	—	—	—	(4,151,358)	(4,151,358)
Balance, December 31, 2017	—	$—	2,826,998	$283	$131,923,254	$(112,239,965)	$19,683,572

Exercise of warrants for cash	—	—	2,250	—	44,995	—	44,995
Common stock issued for services	—	—	—	—	9,600	—	9,600
Fair value of employee stock options	—	—	—	—	101,711	—	101,711
Net loss for the three months ended March 31, 2018	—	—	—	—	—	(2,184,767)	(2,184,767)
Balance, March 31, 2018	—	$—	2,829,248	$283	$132,079,560	$(114,424,732)	$17,655,111

	Series B				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, September 30, 2018	—	$—	2,829,248	$283	$132,226,341	$(121,325,507)	$10,901,117

Fair value of employee stock options	—	—	—	—	73,377	—	73,377
Net loss for the three months ended December 31, 2018	—	—	—	—	—	(897,624)	(897,624)
Balance, December 31, 2018	—	$—	2,829,248	$283	$132,299,718	$(122,223,131)	$10,076,870

Fair value of employee stock options	—	—	—	—	73,377	—	73,377
Net loss for the three months ended March 31, 2019	—	—	—	—	—	(1,143,048)	(1,143,048)
Balance, March 31, 2019	—	$—	2,829,248	$283	$132,373,095	$(123,366,179)	$9,007,199

The accompanying notes are an integral part of these unaudited consolidated financial statements.

7

Notes to Unaudited Consolidated Financial Statements

March 31, 2019

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Ohr Pharmaceutical, Inc. and its subsidiaries (the “Company”). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X related to interim period financial statements. Accordingly, these consolidated financial statements do not include certain information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2019, and for all periods presented herein, have been made.

It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018. The results of operations for the three and six month periods ended March 31, 2019 and 2018 are not necessarily indicative of the operating results for the full years.

NeuBase Merger Agreement

On January 2, 2019, the Company, Ohr Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and NeuBase Therapeutics, Inc., a Delaware Corporation (“NeuBase”), entered into an agreement and plan of merger and reorganization (the “Merger Agreement”), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into NeuBase, with NeuBase becoming a wholly-owned subsidiary of the Company and the surviving corporation of the Merger (the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (a) each outstanding share of NeuBase capital stock, including shares of NeuBase capital stock issued in, or issued upon conversion, exercise or exchange of securities issued in, the NeuBase Financings (as defined below), will be converted into the right to receive the number of shares of the Company’s common stock equal to the exchange ratio; (b) each outstanding NeuBase stock option that has not previously been exercised prior to the Effective Time will be assumed by the Company and become an option to purchase the Company’s common stock; and (c) the warrant to purchase shares of common stock of NeuBase will be converted into and become a warrant to purchase shares of Company’s common stock.

In connection with the Merger, NeuBase has entered into financing agreements which will result in gross proceeds to NeuBase of $9.0 million (the “NeuBase Financings”). As a result of the NeuBase Financings, it is expected that immediately after the Merger, and after giving effect to the NeuBase Financings, current stockholders, option holders, warrant holders and note holders of NeuBase will own, or hold rights to acquire, approximately 85% of the fully-diluted common stock of Ohr, and Ohr’s current stockholders, option holders and warrant holders will own, or hold rights to acquire, approximately 15% of the fully-diluted common stock of the Company.

Immediately following the Effective Time, the name of the Company will be changed from “Ohr Pharmaceutical, Inc.” to “NeuBase Therapeutics, Inc.” The Merger Agreement contemplates that, immediately after the Effective Time, the board of directors of the Company will consist of five members, all of which will be designated by NeuBase. The executive officers of the Company immediately after the Effective Time will be designated by NeuBase and it is anticipated that NeuBase’s Chief Executive Officer, Dietrich Stephan, will serve as the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, Sam Backenroth, will serve as the Company’s Chief Financial Officer.

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

Certain of NeuBase’s stockholders who in the aggregate own approximately 76.12% of the outstanding shares of NeuBase capital stock (excluding options, warrants and notes convertible into common stock upon the closing of the merger), and certain of the Company’s stockholders who in the aggregate own 8.9% of the outstanding shares of the Company’s common stock, are parties to support agreements with both NeuBase and the Company, whereby such stockholders have agreed, subject to the terms of their respective support agreements, to vote their shares in favor of the adoption of the Merger Agreement and the approval of the transactions contemplated thereby, including the Merger and the issuance of the Company’s common stock to NeuBase’s stockholders pursuant to the terms of the Merger Agreement.

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

Fair Value of Financial Instruments

In accordance with ASC 820, the carrying value of cash and cash equivalents and accounts payable approximates fair value due to the short-term maturity of these instruments. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

There were no financial instruments required to be measured at fair value on a recurring basis as of September 30, 2018 and March 31, 2019.

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

The Company’s finite-lived intangible assets consist of license rights and patents. The Company amortizes its patents over the life of each patent and license rights over the remaining life of the patents that it has rights for. During the three months and six months ended March 31, 2019, the Company recognized $161,440 and $326,467 respectively in amortization expense on the patents and license rights.

Research and Development

Research and development expenses are expensed in the consolidated statements of operations as incurred in accordance with FASB ASC 730, Research and Development. Research and development expenses include salaries, related employee expenses, clinical trial expenses, research expenses, manufacturing expenses, consulting fees, and laboratory costs. The Company incurred net research and development expenses of $152,538, and $4,189,677, during the six months ended March 31, 2019, and 2018, respectively.

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

For the six months ended March 31, 2019, there were no potentially dilutive securities (warrants or options).

Going Concern

To date, the Company has no revenue from product sales and management expects continuing operating losses and negative cash outflows in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Management may seek additional funds through equity or debt financings or through collaboration, licensing transactions, merger, reverse merger, or other sources. The Company may be unable to obtain equity or debt financings or enter into collaboration, merger, reverse merger, or licensing transactions. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

NOTE 3 – INTANGIBLE ASSETS

Intangible assets at March 31, 2019 and September 30, 2018:

	March 31, 2019	September 30, 2018
License Rights	$17,712,991	$17,712,991
Patent Costs	100,000	100,000
	17,812,991	17,812,991
Accumulated Amortization and impairment	(10,527,540)	(10,201,073)
Total Intangible Assets	$7,285,451	$7,611,918

During the three and six month periods ended March 31, 2018 the Company recognized $275,857 and $557,976, respectively, in amortization expense on the patents and license rights. During the three and six month periods ended March 31, 2019 the Company recognized $161,440 and $326,467, respectively, in amortization expense on the patents and license rights.

NOTE 4 – NOTES PAYABLE

On February 28, 2018, the Company entered into a premium financing arrangement for its directors’ and officers’ insurance policy in the amount of $323,094. The financing arrangement was a short term note, bore interest at a rate of 7.29% per annum, matured on November 28, 2018, and was secured by the underlying insurance policies and rights thereunder. During the six months ended March 31, 2019, the Company had repaid the remaining $73,217 and recorded interest of $779.

NOTE 5 – EQUITY

Common Stock Warrants

Below is a table summarizing the warrants issued and outstanding as of March 31, 2019 (“Price” reflects the weighted average exercise price per share):

	Warrants	Price
Outstanding at September 30, 2018	805,968	$24.39
Granted
Investor warrants	—	—
Stock-based compensation warrants	—	—
Exercised
Investor warrants	—	—
Stock-based compensation warrants	—	—
Forfeited or expired
Investor warrants	—	—
Stock-based compensation warrants	(1,028)	157.60
Outstanding at March 31, 2019	804,940	$24.22
Exercisable at March 31, 2019	804,940	$24.22

As of March 31, 2019, the warrants have a weighted average remaining term of 2.95 years and have no intrinsic value.

Stock Based Compensation

The Company’s Consolidated 2016 Stock Plan (“the Plan”) provides for granting stock options and restricted stock awards to employees, directors and consultants of the Company. The Company uses the Black-Scholes pricing model for determining the fair value of stock options and warrants granted as share based compensation.

Warrants. During the six month period ended March 31, 2019, the Company did not recognize any expense related to warrants granted as stock based compensation. There is no unamortized expense as of March 31, 2019 for outstanding warrants issued as stock based compensation. Refer to the Common Stock Warrants table within this note for information regarding all outstanding warrants.

Options. During the six month period ended March 31, 2019, the Company recognized $146,754 of expense related to options granted in prior years. Unamortized option expense as of March 31, 2019 for all options outstanding amounted to $139,254. The Company expects to recognize this compensation cost over a weighted-average period of .46 years.

Below is a table summarizing the Company’s activity for the six month period ended March 31, 2019 (“Price” reflects the weighted average exercise price per share):

	Options	Price
Outstanding at September 30, 2018	156,625	$57.86
Granted	—	$—
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding at March 31, 2019	156,625	$57.86
Exercisable at March 31, 2019	124,370	$69.40

As of March 31, 2019, the outstanding options have a weighted average remaining term of 3.52 years and no intrinsic value.

Restricted Stock. During the six month period ended March 31, 2019, the Company did not recognize any expense related to restricted stock awards. As of March 31, 2019, all restricted stock shares are fully vested, and there is no remaining unamortized expense.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company has become involved in certain legal proceedings and claims which arise in the normal course of business. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s results of operations, prospects, cash flows, financial position and brand.

On February 14, 2018, plaintiff, Jeevesh Khanna, commenced an action in the Southern District of New York, against Ohr and several current and former officers, alleging that they violated federal securities laws between June 24, 2014 and January 4, 2018. On August 7, 2018, the lead plaintiffs, now George Lehman and Insured Benefit Plans, Inc. filed an amended complaint, stating the class period to be April 8, 2014 through January 4, 2018. The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, they seek to maintain the action as a class action and to recover damages on behalf of themselves and other persons who purchased or otherwise acquired Ohr common stock during the putative class period and purportedly suffered financial harm as a result. Ohr and the individuals dispute these claims and intend to defend the matter vigorously. On September 17, 2018, Ohr filed a motion to dismiss the complaint. On November 13, 2018, plaintiffs filed a motion to strike exhibits appended to the motion to dismiss, which was fully briefed by the parties prior to proceeding on the Defendants’ motion to dismiss. On May 10, 2019, the Court entered an order concluding that it is unable to decide the Plaintiffs’ motion to strike independently of the Defendants’ motion to dismiss and will consider the motions together. The briefing schedule on Defendants’ motion to dismiss was set by the Court and briefing will conclude in June 2019, based on the current schedule. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm Ohr’s business and the value of the Ohr common stock.

On May 3, 2018, plaintiff Adele J. Barke, derivatively on behalf of Ohr, commenced an action against Michael Ferguson, Orin Hirschman, Thomas M. Riedhammer, June Almenoff and Jason Slakter in the Supreme Court, State of New York, alleging that the action was brought in the right and for the benefit of Ohr seeking to remedy their “breach of fiduciary duties, corporate waste and unjust enrichment that occurred between June 24, 2014 and the present.” It does not quantify any alleged damages. Ohr and the individuals dispute these claims and intend to defend the matter vigorously. Such litigation has been stayed pursuant to a stipulation by the parties, which has been so ordered by the court, pending a decision in the Southern District case on the motion to dismiss, but that status could change. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm Ohr’s business and the value of the Ohr common stock.

In September 2018, plaintiff John Tomson, derivatively and on behalf of Ohr, commenced an action against Michael Ferguson, Sam Backenroth, Irach Taraporewala, Orin Hirschman, Thomas M. Riedhammer, June Almenoff and Jason Slakter in the U.S. District Court for the Southern District of New York alleging that the action was brought in the right and for the benefit of Ohr seeking to remedy their various breaches of fiduciary duties, corporate waste and unjust enrichment that occurred between April 4, 2014 through January 4, 2018. Thereafter, the complaint largely summarized the allegations of the amended complaint filed in the securities class action described above. It does not quantify alleged damages. On March 18, 2019, Plaintiff Tomson filed a notice of Voluntary Dismissal without Prejudice and, on March 21, 2019, the court entered an order for the case to be closed.

Following the issuance of the preliminary joint proxy statement/prospectus, on March 18, 2019, the Gomez Action was filed by an individual shareholder in the United States District Court for the Southern District of New York against Ohr and its board of directors. The plaintiff in the Gomez Action alleges that the preliminary joint proxy/prospectus statement filed by Ohr with the SEC on March 8, 2019 contained false and misleading statements and omitted material information in violation of Section 14(a) of the Exchange Act and SEC Rule 14a-9 promulgated thereunder, and further that the individual defendants are liable for those alleged misstatements and omissions under Section 20(a) of the Exchange Act. On March 19, 2019, the Barke Action was filed in the United States District Court for the Southern District of New York asserting similar Section 14(a) and Section 20(a) claims against Ohr’s board of directors and additionally naming NeuBase and Ohr Acquisition Corp., but not Ohr, as defendants. On March 20, 2019, the Wheby Action was filed in the United States District Court for District of Delaware asserting similar claims under Section 14(a) and Section 20(a) and naming as defendants Ohr and its board of directors, NeuBase, and Ohr Acquisition Corp. On March 20, 2019, the Lowinger Action was filed in the Court of Chancery of the State of Delaware asserting a breach of fiduciary duty claim against Ohr’s board of directors arising out of the same facts and circumstances regarding certain alleged omissions in the preliminary joint proxy/prospectus statement. On April 4, 2019, the Garaygordobil Action was filed in the United States District Court for the Southern District of New York asserting similar Section 14(a) and Section 20(a) claims against Ohr and its board of directors. On May 1, 2019, the Lowinger Action was ordered dismissed pursuant to the stipulation of the parties. The actions seek, among other things, to enjoin the merger or, if the merger has been consummated, to rescind the merger or an award of damages, and an award of attorneys’ and experts’ fees and expenses. Although it is not possible to predict the outcome of litigation matters with certainty, Ohr believes that the claims raised in the actions are without merit and intends to defend against them vigorously.

Management believes that the likelihood of an adverse decision from the ongoing litigation is unlikely, however, the litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm the Company’s business and the value of the Company’s common stock.

NOTE 7 – RELATED PARTY TRANSACTION

The Contract Research Organization (“CRO”) that ran the Company’s clinical trial contracted with Jason S. Slakter, M.D., P.C., d/b/a Digital Angiography Reading Center (“DARC”), a well-known digital reading center, which is owned by Dr. Jason Slakter, Ohr’s CEO, pursuant to the Company’s related party transactions policy, with the review and approval of the Audit Committee, to provide digital reading and imaging services in connection with the clinical study. During the six months ended March 31, 2019, and 2018, the Company’s CRO was paid $0 and $899,001, respectively, for pass through DARC expenses.

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

Recent Developments

NeuBase Merger Agreement

On January 2, 2019, the Company, Ohr Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and NeuBase Therapeutics, Inc., a Delaware corporation (“NeuBase”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into NeuBase, with NeuBase becoming a wholly-owned subsidiary of the Company and the surviving corporation of the merger (the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (a) each outstanding share of NeuBase capital stock, including shares of NeuBase capital stock issued in, or issued upon conversion, exercise or exchange of securities issued in, the NeuBase Financing, will be converted into the right to receive the number of shares of the Company’s common stock equal to the exchange ratio described below; (b) each outstanding NeuBase stock option that has not previously been exercised prior to the Effective Time will be assumed by the Company and become an option to purchase the Company’s common stock; and (c) the warrant to purchase shares of common stock of NeuBase will be converted into and become a warrant to purchase shares of Company’s common stock.

In connection with the Merger, NeuBase has entered into financing agreements which will result in gross proceeds to NeuBase of $9.0 million (the “NeuBase Financings”). As a result of the NeuBase Financings, it is expected that immediately after the Merger, and after giving effect to the NeuBase Financings, current stockholders, option holders, warrant holders and note holders of NeuBase will own, or hold rights to acquire, approximately 85% of the fully-diluted common stock of Ohr, and Ohr’s current stockholders, option holders and warrant holders will own, or hold rights to acquire, approximately 15% of the fully-diluted common stock of the Company.

Immediately following the Effective Time, the name of the Company will be changed from “Ohr Pharmaceutical, Inc.” to “NeuBase Therapeutics, Inc.” The Merger Agreement contemplates that, immediately after the Effective Time, the Board of Directors of the Company will consist of five members, all of which will be designated by NeuBase. The executive officers of the Company immediately after the Effective Time will be designated by NeuBase and it is anticipated that NeuBase’s Chief Executive Officer, Dietrich Stephan, will serve as the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer, Sam Backenroth, will serve as the Company’s Chief Financial Officer.

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

Certain of NeuBase’s stockholders who in the aggregate own approximately 76.12% of the outstanding shares of NeuBase capital stock (excluding options, warrants and notes convertible into common stock upon the closing of the merger), and certain of the Company’s stockholders who in the aggregate own 8.9% of the outstanding shares of the Company’s common stock, are parties to support agreements with both NeuBase and the Company, whereby such stockholders have agreed, subject to the terms of their respective support agreements, to vote their shares in favor of the adoption of the Merger Agreement and the approval of the transactions contemplated thereby, including the Merger and the issuance of the Company’s common stock to NeuBase’s stockholders pursuant to the terms of the Merger Agreement.

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

Reverse Stock Split

On January 18, 2019, following a special meeting of the Company’s stockholders, the board of directors of the Company approved a one- for-twenty reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). On January 23, 2019, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation to effect the Reverse Stock Split. The Company’s common stock began trading on a split-adjusted basis when the market opened on February 4, 2019. As a result of the Reverse Stock Split, the outstanding common stock has decreased from 56,466,428 shares of common stock, par value $0.0001 per share, to 2,829,248 shares of common stock, par value $0.0001 per share. Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto, and elsewhere in this Form 10-Q have been retroactively adjusted for the Reverse Stock Split as if such Reverse Stock Split occurred on the first day of the first period presented. Certain amounts in the financial statements, the notes thereto, and elsewhere in this form 10-Q, may be slightly different than previously reported due to rounding of fractional shares as a result of the Reverse Stock Split.

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

(c)  DEPYMED JOINT VENTURE

Ohr also owns various other compounds in earlier stages of development, including the PTP1b inhibitor trodusquemine and related analogs. On February 26, 2014, the Company entered into a Joint Venture Agreement and related agreements with Cold Spring Harbor Laboratory (“CSHL”) pursuant to which a joint venture, DepYmed Inc. (“DepYmed”), was formed to further preclinical and clinical development of Ohr’s trodusquemine and analogues as PTP1B inhibitors for oncology and rare disease indications. DepYmed licenses research from CSHL and intellectual property from us. Ohr is a passive joint venturer in DepYmed and has no ongoing obligations (monetary or otherwise) to DepYmed.

Liquidity and Sources of Capital

The Company has limited working capital reserves with which to fund its continuing operations. The Company is reliant, at present, upon its capital reserves for ongoing operations and has no revenues.

Net working capital reserves decreased from end of fiscal 2018 to the end of the second quarter in fiscal 2019 by $1,566,697 (to $1,706,739 from $3,273,436) primarily due to costs incurred from operations. Our quarterly cash burn has decreased significantly compared to prior periods in calendar 2017 and 2018 due to the discontinuation of the squalamine program. We expect our cash burn to be relatively stable in the near term and potentially increase in future periods in calendar 2019, due to the costs associated with the NeuBase Merger and ramped up operations once the Merger with NeuBase has been completed; however, there can be no assurance that the Merger with NeuBase will be completed in calendar 2019, if at all. Management has concluded that due to the conditions described above, there is substantial doubt about the entity’s ability to continue as a going concern. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance will provide sufficient capital to continue operations, in the absence of the completion of the NeuBase Merger, to the end of fiscal 2019. At present, the Company has no bank line of credit or other fixed source of capital reserves. Should the Company need additional capital in the future, it will be primarily reliant upon private or public placement of its equity or debt securities, or a strategic transaction, for which there can be no warranty or assurance that the Company may be successful in such efforts.

Results of Operations

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Results of operations for the three months ended March 31, 2019 (“2019”) reflect the following changes from the prior period (“2018”).

	2019	2018	Change
General and administrative	$894,431	$591,184	$303,247
Research and development	94,517	1,801,946	(1,707,429)
Depreciation and amortization	163,919	278,525	(114,606)
Loss on impairment of goodwill	—	740,912	(740,912)
Gain on settlement of liabilities	—	(1,228,805)	1,228,805
Total Operating Expenses	1,152,867	2,183,762	(1,030,895)

Operating Loss	(1,152,867)	(2,183,762)	1,030,895

Other income (expense)	9,819	(1,005)	10,824
Net Loss	$(1,143,048)	$(2,184,767)	$1,041,719

For the three months ended March 31, 2019, the Company had no revenues, and had operating expenses of $1,152,867. The loss from operations was comprised of $94,517 in research and development costs, $894,431 in general and administrative expenses, and $163,919 in depreciation and amortization.

During the three months ended March 31, 2018, the Company reported no revenues, and had operating expenses of $2,183,762 which was comprised of $591,184 in general and administrative expenses, $1,801,946 in research and development costs, $278,525 in depreciation and amortization, $740,912 in loss on impairment of goodwill, and $1,228,805 in gain on settlement of liabilities.

Due to the significant decrease in stock value and the market capitalization of the Company relative to the value of the intangible assets and goodwill in fiscal 2018, the Company performed an impairment test on the intangible assets and goodwill. During the three months ended March 31, 2018 the Company concluded goodwill was fully impaired and recorded an impairment loss of $740,912 compared to $0 in 2019.

For the three months ended March 31, 2019, the Company recorded $0 on gain on settlement of liabilities compared to $1,228,805 in the same period ended in 2018. This decrease is due to the settlement of accounts payable and long term liabilities related to the discontinuation of the squalamine program and elimination of severance payable to a former director in 2018.

The operating expenses of the Company decreased in 2019 compared to 2018 by $1,030,895. General and administrative expenses increased in 2019 as compared to 2018 by $303,247. The increase is primarily a result of a pending reverse merger with NeuBase Therapeutics. Research and development expenses decreased in 2019 as compared to 2018 by $1,707,429. The decrease is primarily related to completion of the MAKO study in wet-AMD in the second fiscal quarter of 2018. Depreciation and amortization decreased by $114,606 in 2019 as compared to 2018. The decrease was related to reduced amortization of long lived intangible assets due to a significant write down of such assets at September 30, 2018.

The net loss for the three months ended March 31, 2019 was $1,143,048 as compared to $2,184,767 for the same period in 2018. Until the Company is able to generate revenues, management expects to continue to incur net losses.

Six Months Ended March 31, 2019 Compared to the six Months Ended March 31, 2018

	2019	2018	Change
General and administrative	$1,575,426	$2,101,216	$(525,790)
Research and development	152,538	4,189,677	(4,037,139)
Depreciation and amortization	331,289	563,511	(232,222)
Loss on impairment of goodwill	—	740,912	(740,912)
Gain on settlement of liabilities	—	(1,228,805)	1,228,805
Total Operating Expenses	2,059,253	6,366,511	(4,307,258)

Operating Loss	(2,059,253)	(6,366,511)	4,307,258

Other income (expense)	18,581	30,386	(11,805)
Net Loss	$(2,040,672)	$(6,336,125)	$4,295,453

For the six months ended March 31, 2019, the Company had no revenues, and had operating expenses of $2,059,253. The loss from operations was comprised of $152,538 in research and development costs, $1,575,426 in general and administrative expenses, and $331,289 in depreciation and amortization.

During the six months ended March 31, 2018, the Company reported no revenues, and had operating expenses of $6,366,511 which was comprised of $2,101,216 in general and administrative expenses, $4,189,677 in research and development costs, $563,511 in depreciation and amortization, $740,912 in loss on impairment of goodwill, and $1,228,805 in gain on settlement of liabilities.

The operating expenses of the Company decreased in 2019 compared to 2018 by $4,307,258. General and administrative expenses decreased in 2019 as compared to 2018 by $525,790. The decrease is primarily a result of a reduction in employee headcount and stock-based compensation. Research and development expenses decreased in 2019 as compared to 2018 by $4,037,139. The decrease is primarily related to completion of the MAKO study in wet-AMD in the second fiscal quarter of 2018. Depreciation and amortization decreased by $232,222 in 2019 as compared to 2018. The decrease was related to reduced amortization of long lived intangible assets due to a significant write down of such assets at September 30, 2018.

The net loss for the six months ended March 31, 2019 was $2,040,672 as compared to $6,336,125 for the same period in 2018. Until the Company is able to generate revenues, management expects to continue to incur net losses.

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

On February 14, 2018, plaintiff, Jeevesh Khanna, commenced an action in the Southern District of New York, against Ohr and several current and former officers, alleging that they violated federal securities laws between June 24, 2014 and January 4, 2018. On August 7, 2018, the lead plaintiffs, now George Lehman and Insured Benefit Plans, Inc. filed an amended complaint, stating the class period to be April 8, 2014 through January 4, 2018. The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, they seek to maintain the action as a class action and to recover damages on behalf of themselves and other persons who purchased or otherwise acquired Ohr common stock during the putative class period and purportedly suffered financial harm as a result. Ohr and the individuals dispute these claims and intend to defend the matter vigorously. On September 17, 2018, Ohr filed a motion to dismiss the complaint. On November 13, 2018, plaintiffs filed a motion to strike exhibits appended to the motion to dismiss, which was fully briefed by the parties prior to proceeding on the Defendants’ motion to dismiss. On May 10, 2019, the Court entered an order concluding that it is unable to decide the Plaintiffs’ motion to strike independently of the Defendants’ motion to dismiss and will consider the motions together. The briefing schedule on Defendants’ motion to dismiss was set by the Court and briefing will conclude in June 2019, based on the current schedule. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm Ohr’s business and the value of the Ohr common stock.

On May 3, 2018, plaintiff Adele J. Barke, derivatively on behalf of Ohr, commenced an action against Michael Ferguson, Orin Hirschman, Thomas M. Riedhammer, June Almenoff and Jason Slakter in the Supreme Court, State of New York, alleging that the action was brought in the right and for the benefit of Ohr seeking to remedy their “breach of fiduciary duties, corporate waste and unjust enrichment that occurred between June 24, 2014 and the present.” It does not quantify any alleged damages. Ohr and the individuals dispute these claims and intend to defend the matter vigorously. Such litigation has been stayed pursuant to a stipulation by the parties, which has been so ordered by the court, pending a decision in the Southern District case on the motion to dismiss, but that status could change. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm Ohr’s business and the value of the Ohr common stock.

In September 2018, plaintiff John Tomson, derivatively and on behalf of Ohr, commenced an action against Michael Ferguson, Sam Backenroth, Irach Taraporewala, Orin Hirschman, Thomas M. Riedhammer, June Almenoff and Jason Slakter in the U.S. District Court for the Southern District of New York alleging that the action was brought in the right and for the benefit of Ohr seeking to remedy their various breaches of fiduciary duties, corporate waste and unjust enrichment that occurred between April 4, 2014 through January 4, 2018. Thereafter, the complaint largely summarized the allegations of the amended complaint filed in the securities class action described above. It does not quantify alleged damages. On March 18, 2019, Plaintiff Tomson filed a notice of Voluntary Dismissal without Prejudice and, on March 21, 2019, the court entered an order for the case to be closed.

Following the issuance of the preliminary joint proxy statement/prospectus, on March 18, 2019, the Gomez Action was filed by an individual shareholder in the United States District Court for the Southern District of New York against Ohr and its board of directors. The plaintiff in the Gomez Action alleges that the preliminary joint proxy/prospectus statement filed by Ohr with the SEC on March 8, 2019 contained false and misleading statements and omitted material information in violation of Section 14(a) of the Exchange Act and SEC Rule 14a-9 promulgated thereunder, and further that the individual defendants are liable for those alleged misstatements and omissions under Section 20(a) of the Exchange Act. On March 19, 2019, the Barke Action was filed in the United States District Court for the Southern District of New York asserting similar Section 14(a) and Section 20(a) claims against Ohr’s board of directors and additionally naming NeuBase and Ohr Acquisition Corp., but not Ohr, as defendants. On March 20, 2019, the Wheby Action was filed in the United States District Court for District of Delaware asserting similar claims under Section 14(a) and Section 20(a) and naming as defendants Ohr and its board of directors, NeuBase, and Ohr Acquisition Corp. On March 20, 2019, the Lowinger Action was filed in the Court of Chancery of the State of Delaware asserting a breach of fiduciary duty claim against Ohr’s board of directors arising out of the same facts and circumstances regarding certain alleged omissions in the preliminary joint proxy/prospectus statement. On April 4, 2019, the Garaygordobil Action was filed in the United States District Court for the Southern District of New York asserting similar Section 14(a) and Section 20(a) claims against Ohr and its board of directors. On May 1, 2019, the Lowinger Action was ordered dismissed pursuant to the stipulation of the parties. The actions seek, among other things, to enjoin the merger or, if the merger has been consummated, to rescind the merger or an award of damages, and an award of attorneys’ and experts’ fees and expenses. Although it is not possible to predict the outcome of litigation matters with certainty, Ohr believes that the claims raised in the actions are without merit and intends to defend against them vigorously.

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

The consummation of the Merger with NeuBase is subject to a number of closing conditions, including the approval by Ohr’s stockholders, approval by the Nasdaq Stock Market of Ohr’s application for initial listing of Ohr common stock in connection with the Merger, a minimum amount of financing into NeuBase, and other customary closing conditions. Ohr is targeting a closing of the Merger in the middle of calendar year 2019.

If the Merger is not consummated, Ohr may be subject to a number of material risks, and its business and stock price could be adversely affected, as follows:

●	Ohr has incurred and expects to continue to incur significant expenses related to the Merger with NeuBase even if the Merger is not consummated.

●	the Merger Agreement contains covenants relating to Ohr’s solicitation of competing acquisition proposals and the conduct of Ohr’s business between the date of signing the Merger Agreement and the closing of the merger. As a result, significant business decisions and transactions before the closing of the Merger require the consent of NeuBase. Accordingly, Ohr may be unable to pursue business opportunities that would otherwise be in its best interest as a standalone company. If the Merger Agreement is terminated after Ohr has invested significant time and resources in the transaction process, Ohr will have a limited ability to continue operations without obtaining additional financing to fund its operations.

●	Ohr’s prospective collaborators and other business partners and investors in general may view the failure to consummate the Merger as a poor reflection on its business or prospects.

●	some of Ohr’s suppliers, distributors, collaborators and other business partners may seek to change or terminate their relationships with Ohr as a result of the Merger.

●	as a result of the Merger, current and prospective employees could experience uncertainty about their future roles within the combined company. This uncertainty may adversely affect Ohr’s ability to retain its key employees, who may seek other employment opportunities.

●	Ohr’s management team may be distracted from day to day operations as a result of the Merger.

●	the market price of Ohr common stock may decline to the extent that the current market price reflects a market assumption that the proposed merger will be completed.

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

As a result of Ohr’s announcement of negative results from the MAKO Study, Ohr’s stock price declined substantially. On February 14, 2018, plaintiff, Jeevesh Khanna, commenced an action in the Southern District of New York, against Ohr and several current and former officers, alleging that they violated federal securities laws between June 24, 2014 and January 4, 2018. On August 7, 2018, the lead plaintiffs, now George Lehman and Insured Benefit Plans, Inc. filed an amended complaint, stating the class period to be April 8, 2014 through January 4, 2018. The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, they seek to maintain the action as a class action and to recover damages on behalf of themselves and other persons who purchased or otherwise acquired Ohr common stock during the putative class period and purportedly suffered financial harm as a result. Ohr and the individuals dispute these claims and intend to defend the matter vigorously. On September 17, 2018, Ohr filed a motion to dismiss the complaint. On November 13, 2018, plaintiffs filed a motion to strike exhibits appended to the motion to dismiss which was fully briefed by the parties prior to proceeding on the Defendants’ motion to dismiss. On May 10, 2019, the Court entered an order concluding that it is unable to decide the Plaintiffs’ motion to strike independently of the Defendants’ motion to dismiss and will consider the motions together. The briefing schedule on Defendants’ motion to dismiss was set by the Court and briefing will conclude in June 2019, based on the current schedule. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm Ohr’s business and the value of the Ohr common stock.

On May 3, 2018, plaintiff Adele J. Barke, derivatively on behalf of Ohr, commenced an action against Michael Ferguson, Orin Hirschman, Thomas M. Riedhammer, June Almenoff and Jason Slakter in the Supreme Court, State of New York, alleging that the action was brought in the right and for the benefit of Ohr seeking to remedy their “breach of fiduciary duties, corporate waste and unjust enrichment that occurred between June 24, 2014 and the present.” It does not quantify any alleged damages. Ohr and the individuals dispute these claims and intend to defend the matter vigorously. Such litigation has been stayed pursuant to a stipulation by the parties, which has been so ordered by the court, pending a decision in the Southern District case on the motion to dismiss, but that status could change. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm Ohr’s business and the value of the Ohr common stock.

In September 2018, plaintiff John Tomson, derivatively and on behalf of Ohr, commenced an action against Michael Ferguson, Sam Backenroth, Irach Taraporewala, Orin Hirschman, Thomas M. Riedhammer, June Almenoff and Jason Slakter in the U.S. District Court for the Southern District of New York alleging that the action was brought in the right and for the benefit of Ohr seeking to remedy their various breaches of fiduciary duties, corporate waste and unjust enrichment that occurred between April 4, 2014 through January 4, 2018. Thereafter, the complaint largely summarized the allegations of the amended complaint filed in the securities class action described above. It does not quantify alleged damages. On March 18, 2019, Plaintiff Tomson filed a notice of Voluntary Dismissal without Prejudice and, on March 21, 2019, the court entered an order for the case to be closed.

Following the issuance of the preliminary joint proxy statement/prospectus, on March 18, 2019, the Gomez Action was filed by an individual shareholder in the United States District Court for the Southern District of New York against Ohr and its board of directors. The plaintiff in the Gomez Action alleges that the preliminary joint proxy/prospectus statement filed by Ohr with the SEC on March 8, 2019 contained false and misleading statements and omitted material information in violation of Section 14(a) of the Exchange Act and SEC Rule 14a-9 promulgated thereunder, and further that the individual defendants are liable for those alleged misstatements and omissions under Section 20(a) of the Exchange Act. On March 19, 2019, the Barke Action was filed in the United States District Court for the Southern District of New York asserting similar Section 14(a) and Section 20(a) claims against Ohr’s board of directors and additionally naming NeuBase and Ohr Acquisition Corp., but not Ohr, as defendants. On March 20, 2019, the Wheby Action was filed in the United States District Court for District of Delaware asserting similar claims under Section 14(a) and Section 20(a) and naming as defendants Ohr and its board of directors, NeuBase, and Ohr Acquisition Corp. On March 20, 2019, the Lowinger Action was filed in the Court of Chancery of the State of Delaware asserting a breach of fiduciary duty claim against Ohr’s board of directors arising out of the same facts and circumstances regarding certain alleged omissions in the preliminary joint proxy/prospectus statement. On April 4, 2019, the Garaygordobil Action was filed in the United States District Court for the Southern District of New York asserting similar Section 14(a) and Section 20(a) claims against Ohr and its board of directors. On May 1, 2019, the Lowinger Action was ordered dismissed pursuant to the stipulation of the parties. The actions seek, among other things, to enjoin the merger or, if the merger has been consummated, to rescind the merger or an award of damages, and an award of attorneys’ and experts’ fees and expenses. Although it is not possible to predict the outcome of litigation matters with certainty, Ohr believes that the claims raised in the actions are without merit and intends to defend against them vigorously.

If we fail to continue to meet all applicable Nasdaq Capital Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

On February 20, 2018, Ohr received a written notice (the “First Notice”) from NASDAQ Stock Market LLC (“Nasdaq”) that Ohr had not been in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for a period of 30 consecutive business days. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum closing bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days.

In accordance with Nasdaq’s Listing Rule 5810(c)(3)(A), Ohr had a period of 180 calendar days, or until August 20, 2018, to regain compliance with the minimum closing bid price requirement. Ohr did not regain compliance with the minimum closing bid price requirement by August 20, 2018. Ohr was notified by Nasdaq that it might be afforded a second 180 calendar period to regain compliance with the minimum closing bid price requirement under certain circumstances. As a result, Ohr applied for an extension of the cure period, as permitted under the notification. In order to cure the deficiency, Ohr indicated that, to that extent necessary, it planned to seek approval for a reverse stock split in order to meet the minimum closing bid price requirement at a special meeting of Ohr’s stockholders which Ohr would hold prior to the expiration of the second 180 day period and effectuate the reverse stock split immediately thereafter.

On August 21, 2018, Ohr received a written notice from Nasdaq that Ohr had been granted an additional 180 calendar days, or until February 19, 2019, to regain compliance with the minimum $1.00 bid price per share requirement of the Listing Rules of Nasdaq (“Second Notice”). According to the Second Notice, if at any time before February 19, 2019, the bid price of Ohr common stock closed at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq would provide written notification that Ohr has achieved compliance with the minimum closing bid price requirement. If, however, compliance with the minimum closing bid price requirement cannot be demonstrated by February 19, 2019, Nasdaq will provide written notification that the Ohr common stock would be delisted. At that time, Ohr could appeal Nasdaq’s determination to a Hearings Panel.

On January 18, 2019, at a special meeting of Ohr’s stockholders, Ohr’s stockholders approved an amendment to Ohr’s certificate of incorporation to effect a reverse stock split of Ohr common stock at a split ratio of not less than one-for-three and not more than one-for-twenty, to be effective, if at all, at such time as the Ohr board of directors shall determine in its sole discretion. On January 18, 2019, following the Ohr special meeting, the Ohr board of directors approved a one-for-twenty reverse stock split of Ohr’s issued and outstanding shares of common stock. On January 22, 2019, Ohr filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation to effect the reverse stock split. Ohr common stock began trading on a split-adjusted basis when the market opened on February 4, 2019. On February 20, 2019, Ohr received written confirmation from Nasdaq this it had regained compliance with Nasdaq listing requirements, and Nasdaq considers the matter closed. Although Ohr has regained compliance with the minimum $1.00 bid price requirement since Ohr common stock closed at $1.00 per share or more for a minimum of ten consecutive business days, there can be no assurance that Ohr will be able to maintain compliance with the requirements for listing Ohr common stock on Nasdaq. The failure to maintain Ohr’s listing on Nasdaq could have an adverse effect on the market price and liquidity of Ohr’s shares of common stock.

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

We have experienced significant net losses since our inception. As of March 31, 2019, we had an accumulated deficit of approximately $123.4 million. We expect to continue to incur net losses. We do not expect to receive, for at least the next several years, any revenues from commercialization activities.

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

Following regulatory approval of any drug products to ongoing regulatory obligations and restrictions, might result in significant expense and limit the ability to commercialize any products.

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

Our commercial success depends on obtaining and maintaining proprietary rights to our product candidates and technologies and their uses, as well as successfully defending these rights against third-party challenges. We may be able to most effectively protect our product candidates, technologies, and their uses from unauthorized use by third parties to the extent that valid and enforceable patents, or effectively protected trade secrets, cover them. Nonetheless, the issued patents and patent applications covering our technologies remain subject to uncertainty due to a number of factors, including:

●	we may not have been the first to make one or more of the inventions covered by our pending patent applications or issued patents;

●	we may not have been the first to file patent applications for one or more of the technologies we rely upon;

●	others may independently develop similar or alternative technologies or duplicate any of our technologies;

●	our disclosures in a particular patent application may be determined to be insufficient to meet the statutory requirements for patentability;

●	one or more of our pending patent applications may not result in issued patents;

●	we may not seek or obtain patent protection in all countries that will eventually provide a significant business opportunity;

●	one or more patents issued to us or to our collaborators may not provide a basis for commercially viable products, may not provide us with any competitive advantages or may be challenged by third parties;

●	we may fail to file for patent protection in all of the countries where patent protection will ultimately be necessary or fail to comply with other procedural, documentary, fee payment or other provisions during the patent process in any such country, and we may be precluded from filing at a later date or may lose some or all patent rights in the relevant jurisdiction;

●	one or more of our technologies may not be patentable;

●	others may design around one or more of our patent claims to produce competitive products which fall outside of the scope of our patents;

●	others may identify prior art which could invalidate our patents; or

●	changes to patent laws may limit the exclusivity rights of patent holders.

Even if we have or obtain patents or licenses covering our technologies, we may still be barred from making, using and selling one or more of our technologies because of the patent rights of others. Others have or may have filed, and in the future are likely to file, patent applications covering compounds, assays, therapeutic products and delivery systems, including sustained release delivery, that are similar or identical to ours. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in the area of medical disorders. These could materially affect our ability to develop our product candidates or sell our products. Because patent applications can take years to issue, there may be currently pending applications, unknown to us, that may later result in issued patents that our technologies may infringe. These patent applications may have priority over one or more patent applications filed by us.

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

There is significant litigation in our industry regarding patent and other intellectual property rights. While we are not currently subject to any pending intellectual property litigation, and are not aware of any such threatened litigation, we may be exposed to future litigation by third parties based on claims that its technologies or activities infringe the intellectual property rights of others. If any product development activities are found to infringe any such patents, we may have to pay significant damages or seek licenses to such patents. If any products are found to infringe any such patents, we may have to pay significant damages or seek licenses to such patents. A patentee could prevent us from making, using or selling the patented compounds. We may need to resort to litigation to enforce a patent issued to us, protect our trade secrets or determine the scope and validity of third-party proprietary rights. From time to time, we may hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities conducted by us. Either we or these individuals may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, regardless of whether we win or lose. We also may not be able to afford the costs of litigation.

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

Because the market value of the Company’s common stock as of the end of its most recently completed second fiscal quarter was less than $250 million, the Company is a “smaller reporting company” under applicable SEC rules and regulations. As a “smaller reporting company,” the Company has relied on exemptions from certain disclosure requirements that are applicable to other public companies. The Company may continue to rely on such exemptions for so long as the Company remains a “smaller reporting company.” These exemptions include reduced financial disclosure, reduced disclosure obligations regarding executive compensation, and not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. The Company’s reliance on these exemptions may result in the public finding the Company’s common stock to be less attractive and adversely impact the market price of the Company’s common stock or the trading market thereof.

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

Date: May 15, 2019

OHR PHARMACEUTICAL, INC.

(Registrant)

By:	/s/ Dr. Jason S. Slakter
Dr. Jason Slakter
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Sam Backenroth
Sam Backenroth
Chief Financial Officer
(Principal Financial and Accounting Officer)