Form 10-Q
period 2019-12-31
NeuBase Therapeutics, Inc.
filed 2020-03-26
CIK 1173281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 25, 2020, 17,080,625  shares of the common stock, par value $0.0001, of the registrant were outstanding.

As previously disclosed on July 12, 2019, Ohr Pharmaceutical, Inc., a Delaware corporation (“Ohr”), completed a Merger with NeuBase Therapeutics, Inc., a Delaware corporation (“Legacy NeuBase”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) entered into on January 2, 2019. Pursuant to the Merger Agreement, (i) a subsidiary of Ohr merged with and into Legacy NeuBase, with Legacy NeuBase (renamed as “NeuBase Corporation”) continuing as a wholly-owned subsidiary of Ohr and the surviving corporation of the merger and (ii) Ohr was renamed as “NeuBase Therapeutics, Inc.” (the “Merger”).

For accounting purposes, the Merger was treated as a “reverse asset acquisition” under generally accepted accounting principles in the United States (“U.S. GAAP”) and Legacy NeuBase was considered the acquirer. Accordingly, Legacy NeuBase’s historical results of operations replaced the Company’s (as defined below) historical results of operations for all periods prior to the Merger and, for all periods following the Merger, the results of operations of the post-merger combined company will be included in the Company’s financial statements.

This quarterly report on Form 10-Q relates to the Company’s quarter ended December 31, 2019 and is therefore the Company’s second periodic report that includes results of operations for the combined company, including Legacy NeuBase.

Unless the context otherwise requires, references to the “Company,” the “combined company,” “we,” “our” or “us” in this report refer to NeuBase Therapeutics, Inc. and its subsidiaries, references to “NeuBase” refer to the Company following the completion of the Merger and references to “Ohr” refer to the Company prior to the completion of the Merger.

Except as otherwise noted, references to “common stock” in this report refer to the common stock, par value $0.0001 per share, of the Company.

Explanatory Note

General

As previously disclosed in the Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (the “Annual Report”), in connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended September 30, 2019, but prior to the issuance of such financial statements, the Company determined the accounting treatment and valuations pertaining to the PATrOL™ technology license acquired during the three months ended December 31, 2018 should be modified. The Annual Report disclosed that the change in accounting treatment and valuations resulted in an increase in total operating expenses of approximately $0.9 million on the Company’s consolidated statements of operations for the fiscal year ended September 30, 2019 and a decrease in intangible assets of approximately $1.5 million on the Company’s consolidated balance sheet as of and for the fiscal year ended September 30, 2019, as well as a decrease in total operating expenses of approximately $0.3 million on the Company’s consolidated statements of operations in connection with the adjustment of the valuation of certain share-based awards for the fiscal year ended September 30, 2019.

In February 2020, in connection with the preparation of this Quarterly Report on Form 10-Q and in consultation with the Audit Committee of our Board of Directors, the Company determined to restate line items in the unaudited condensed consolidated statement of operations and the unaudited condensed consolidated balance sheet as of and for the three months ended December 31, 2018 to reflect the foregoing changes, as set forth in this Quarterly Report on Form 10-Q.

Restatement of Unaudited Interim Period Financial Statements

This Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2019 includes unaudited condensed consolidated financial statements as of and for the three months ended December 31, 2019 and for the three months ended December 31, 2018. We have restated our unaudited condensed consolidated financial statements as of December 31, 2018 and the relevant unaudited interim financial information for the quarterly period ended December 31, 2018 within this Quarterly Report on Form 10-Q.

See Note 2, Significant Accounting Policies—Restatement of Previously Issued Unaudited Financial Statements, in Item 1, Financial Statements, and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional financial information.

PART I.

ITEM 1. FINANCIAL STATEMENTS

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31,	September 30,
	2019	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,730,654	$10,313,966
Prepaid insurance	339,449	449,583
Other prepaid expenses and current assets	462,700	265,686
Total Current Assets	8,532,803	11,029,235

EQUIPMENT, net	471,419	430,995

OTHER ASSETS
Intangible assets, net	20,833	145,833
Investment	561,909	586,418
Long-term prepaid insurance	290,499	338,916
Total Other Assets	873,241	1,071,167

TOTAL ASSETS	$9,877,463	$12,531,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,366,511	$1,477,152
Accrued expenses	242,922	405,599
Warrant liabilities	1,190,477	496,343
Insurance note payable	49,493	122,919
Total Liabilities	2,849,403	2,502,013

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2019 and September 30, 2019; no shares issued and outstanding as of December 31, 2019 and September 30, 2019	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized as of December 31, 2019 and September 30, 2019; 17,077,873 shares issued and outstanding as of December 31, 2019 and September 30, 2019	1,708	1,708
Additional paid-in capital	38,532,101	37,027,875
Accumulated deficit	(31,505,749)	(27,000,199)
Total stockholders’ equity	7,028,060	10,029,384

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,877,463	$12,531,397

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,
	2019	2018
		(As Restated) (Note 2)
OPERATING EXPENSES
General and administrative expenses	$2,554,680	$422,010
Research and development expenses	1,227,686	4,876
Research and development expense- license acquired	-	1,046,965
TOTAL OPERATING EXPENSES	3,782,366	1,473,851

LOSS FROM OPERATIONS	(3,782,366)	(1,473,851)

OTHER EXPENSE
Interest expense	(1,311)	(14,637)
Change in fair value of warrant liabilities	(694,134)	-
Loss on disposal of fixed asset	(3,230)	-
Equity in losses on equity method investment	(24,509)	-
Total other expense, net	(723,184)	(14,637)

NET LOSS	$(4,505,550)	$(1,488,488)

BASIC AND DILUTED LOSS PER SHARE	$(0.26)	$(0.25)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	17,071,678	5,863,333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three Months Ended December 31, 2019 and 2018 (As Restated) (Note 2)

(Unaudited)

	Treasury Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of September 30, 2019	-	$-	17,077,873	$1,708	$37,027,875	$(27,000,199)	$10,029,384
Stock-based compensation expense	-	-	-	-	1,504,226	-	1,504,226
Net loss	-	-	-	-	-	(4,505,550)	(4,505,550)
Balance as of December 31, 2019	-	$-	17,077,873	$1,708	$38,532,101	$(31,505,749)	$7,028,060

	Treasury Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of September 30, 2018	-	$-	5,727,090	$573	$(517)	$(41,952)	$(41,896)
Stock-based compensation expense	-	-	-	-	293,303	-	293,303
Repurchase of common stock	(1,401,202)	(140)	-	-	126	-	(14)
Common stock for research and development expense- license acquired - CMU	-	-			844,600	-	844,600
Net loss	-	-	-	-	-	(1,488,488)	(1,488,488)
Balance as of December 31, 2018 (As Restated) (Note 2)	(1,401,202)	$(140)	5,727,090	$573	$1,137,512	$(1,530,440)	$(392,495)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31,
	2019	2018
		(As Restated) (Note 2)
Cash flows from operating activities:
Net loss	$(4,505,550)	$(1,488,488)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	1,504,226	293,303
Research and development expense - license acquired	-	1,046,965
Change in fair value of warrant liabilities	694,134	-
Depreciation and amortization	149,746	-
Loss on disposal of fixed asset	3,230	-
Equity in losses on equity method investment	24,509	-
Non-cash amortization on convertible notes	-	9,614
Non-cash interest expense on convertible notes	-	5,023
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(86,880)	1
Long-term prepaid insurance	48,417	-
Accounts payable	(110,641)	(21,683)
Accrued expenses	(162,677)	140,332
Net cash used in operating activities	(2,441,486)	(14,933)
Cash flows from investing activities
Purchase of laboratory and office equipment	(68,400)	-
Payment of transaction costs for license acquired	-	(43,463)
Cash paid for license acquired	-	(54,000)
Net cash used in investing activities	(68,400)	(97,463)
Cash flows from financing activities
Principal payment of financed insurance	(73,426)	-
Repurchase of common stock	-	(14)
Net cash used in financing activities	(73,426)	(14)
Net decrease in cash and cash equivalents	(2,583,312)	(112,410)
Cash and cash equivalents, beginning of period	10,313,966	249,600
Cash and cash equivalents, end of period	$7,730,654	$137,190

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,326	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Common stock for research and development expense- license acquired	$-	$844,600
Fair value of warrant liability issued for research and development expense- license acquired	$-	$104,902

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of Business

NeuBase Therapeutics, Inc. (together with its subsidiaries, the “Company” or “NeuBase”) is developing a modular peptide-nucleic acid antisense oligo (“PATrOL™”) platform to address genetic diseases caused by mutant proteins, with a single, cohesive approach. The systemically-deliverable PATrOL™ therapies are designed to improve upon current gene silencing treatments by combining the advantages of synthetic approaches with the precision of antisense technologies. NeuBase plans to use its platform to address genetic diseases, with an initial focus on Huntington’s Disease (“HD”) and Myotonic Dystrophy Type 1 (“DM1”), as well as other genetic disorders.

NeuBase is a pre-clinical-stage biopharmaceutical company and continues to develop its clinical and regulatory strategy with its internal research and development team with a view toward prioritizing market introduction as quickly as possible. NeuBase’s lead programs are NT0100 and NT0200.

The NT0100 program is a PATrOL™-enabled therapeutic program being developed to target the mutant expansion in the HD messenger ribonucleic acid (“RNA”). NT0100 falls into the category of peptide nucleic acids (“PNAs”), which have the potential to be highly selective for the mutant transcript vs. the wild-type transcribed allele and the expectation to be applicable for all HD patients as it directly targets the expansion itself. PATrOL™-enabled drugs also have the unique ability to open RNA secondary structures and bind to either the primary nucleotide sequences or the secondary and/or tertiary structures. NeuBase believes the NT0100 program addresses an unmet need for a disease which currently has no effective therapeutics that target the core etiology of the condition. NeuBase believes there is a large opportunity in the U.S. and European markets for drugs in this space.

The NT0200 program is a PATrOL™-enabled therapeutic program being developed to target the mutant expansion in the DM1 disease mRNA. NT0200 falls into the category of PNAs, which have the potential to be highly selective for the mutant transcript versus the wild-type transcribed allele and the expectation to be applicable for all DM1 patients as it directly targets the expansion itself. NeuBase believes the NT0200 program addresses an unmet need for a disease which currently has no effective therapeutics that target the core etiology of the condition. NeuBase believes there is a large opportunity in the U.S. and European markets for drugs in this space.

Acquisition of Ohr Pharmaceutical, Inc.

On July 12, 2019, the Company (formerly known as Ohr Pharmaceutical, Inc. (“Ohr”)) completed a reverse acquisition transaction in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of January 2, 2019, by and among the Company, Ohr Acquisition Corp. (“Merger Sub”), and NeuBase Therapeutics, Inc. (“Legacy NeuBase”), as amended by the First Amendment thereto made and entered into as of June 27, 2019 (as amended, the “Acquisition Agreement”), pursuant to which Merger Sub merged with and into Legacy NeuBase, with Legacy NeuBase (renamed as “NeuBase Corporation”) surviving as a wholly owned subsidiary of the Company (the “Ohr Acquisition”). On July 12, 2019, immediately after completion of the Ohr Acquisition, the Company changed its name to “NeuBase Therapeutics, Inc.”

The Ohr Acquisition was accounted for as a “reverse asset acquisition,” whereby Legacy NeuBase was determined to be the accounting acquirer. The historical financial statements, outstanding shares and all other historical share information have been adjusted by multiplying the respective share amount by the exchange ratio provided for in the Acquisition Agreement as if the exchange ratio had been in effect for all periods presented.

Liquidity and Going Concern

The Company had no revenues from product sales, incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2019, the Company had $7.7 million in cash and during the three months ended December 31, 2019, incurred a loss from operations of $3.8 million and used $2.4 million in cash in operating activities. The Company has funded its operations through the issuance of convertible notes and the sale of common stock and warrants.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

The Company’s future liquidity and capital funding requirements will depend on numerous factors, including:

•	its ability to raise additional funds to finance its operations;

•	its ability to maintain compliance with the listing requirements of The Nasdaq Capital Market (“Nasdaq”);

•	the outcome, costs and timing of preclinical and clinical trial results for the Company’s current or future product candidates;

•	the extent and amount of any indemnification claims;

•	litigation expenses and the extent and amount of any indemnification claims;

•	the emergence and effect of competing or complementary products;

•	its ability to maintain, expand and defend the scope of its intellectual property portfolio, including the amount and timing of any payments the Company may be required to make, or that it may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	its ability to retain its current employees and the need and ability to hire additional management and scientific and medical personnel;

•	the trading price of its common stock; and

•	its ability to increase the number of authorized shares outstanding to facilitate future financing events.

The Company will likely need to raise substantial additional funds through one or more of the following: issuance of additional debt or equity, or complete a licensing transaction for one or more of the Company’s pipeline assets. If the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. This could affect future development and business activities and potential future clinical studies and/or other future ventures. Failure to obtain additional equity or debt financing will have a material, adverse impact on the Company’s business operations. There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or debt financings will likely have a dilutive effect on the holdings of the Company’s existing stockholders. Accordingly, there are material risks and uncertainties that raise substantial doubt about the Company’s ability to continue as a going concern.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended September 30, 2019 included in the Company’s Annual Report on Form 10-K (the “Annual Report”) filed with the SEC on January 10, 2020. The accompanying financial statements have been prepared by the Company in accordance with U.S. GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state the Company’s financial position, results of operations and cash flows. The unaudited condensed consolidated financial statements for the interim periods are not necessarily indicative of results for the full year. The preparation of these unaudited condensed consolidated financial statements requires the Company to make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes. The Company’s actual results may differ from these estimates under different assumptions or conditions.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s condensed consolidated financial statements relate to the valuation of share-based compensation, the valuation of licenses, the fair value of warrant liabilities and the valuation allowance of deferred tax assets resulting from net operating losses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Restatement of Previously Issued Unaudited Financial Statements

As previously disclosed in the Annual Report, the Company determined the accounting treatment and valuations pertaining to the PATrOL™ technology license acquired during the three months ended December 31, 2018 should be modified. The Annual Report disclosed that the change in accounting treatment and valuations resulted in an increase in total operating expenses of approximately $0.9 million on the Company’s consolidated statements of operations for the fiscal year ended September 30, 2019 and a decrease in intangible assets of approximately $1.5 million on the Company’s consolidated balance sheet as of and for the fiscal year ended September 30, 2019, as well as a decrease in total operating expenses of approximately $0.3 million on the Company’s consolidated statements of operations in connection with the adjustment of the valuation of certain share-based awards for the fiscal year ended September 30, 2019.

License Agreement with Carnegie Mellon University

On December 17, 2018, the Company entered into a License Agreement with Carnegie Mellon University (the “CMU License Agreement”). Under the CMU License Agreement, Carnegie Mellon University (“CMU”) granted the Company an exclusive, worldwide right to the PATrOL™ technology, with patents and patent applications describing composition of matter and uses of the platform.

As partial consideration for the license right, Legacy NeuBase issued and delivered to CMU 820,000 shares of Legacy NeuBase’s common stock, which constituted 8.2% of the then fully-diluted capitalization of Legacy NeuBase. Further, as partial consideration for the license right, Legacy NeuBase issued a warrant to CMU, exercisable only upon the earlier of (i) the day that Legacy NeuBase received cumulative capital funding or revenues equal to $2 million or (ii) 30 days prior to any change of control event that provided for the issuance of shares, for a number of shares of Legacy NeuBase common stock sufficient such that when added to the 820,000 shares of Legacy NeuBase’s common stock, CMU would hold in the aggregate an amount equal to 8.2% of the then fully-diluted capitalization of Legacy NeuBase; provided, however, that for purposes of calculating 8.2%, only the first $2 million of capital funding was considered in the determination of Legacy NeuBase’s fully-diluted capitalization, (the “CMU Warrant”). The CMU Warrant had an aggregate exercise price of $10.00. Under the CMU License Agreement, CMU has preemptive rights with respect to certain future sales of securities by Legacy NeuBase for capital-raising purposes, “piggyback” registration rights and co-sale rights with respect to certain resales of shares of Legacy NeuBase by Legacy NeuBase’s stockholders.

The Company’s unaudited interim condensed financial statements and related disclosures as of, and for the three months ended, December 31, 2018 (the “Fiscal Q1 2019 Quarterly Financials”) previously accounted for the acquisition of the PATrOL™ technology license as the acquisition of a license and the license was capitalized as an intangible asset. The fair value of the common stock and warrant consideration transferred for the license was initially estimated using the per share price observed in Legacy NeuBase’s private placement commitments entered into with prospective investors, which was approximately $1.61 per share of Legacy NeuBase common stock. The aggregate value of the capitalized license was approximately $1.5 million.

In November 2019, the Company determined that the PATrOL™ technology license did not meet the criteria to be capitalized as it had not achieved regulatory approval, and as the PATrOL™ technology license was the only identified asset in the transaction, the consideration paid for the license should be expensed as in-process research and development. Additionally, the Company engaged a third party valuation firm to value the Company’s common stock and warrants issued in exchange for the license and the Company identified all components of consideration transferred, including cash consideration of approximately $0.05 million and acquisition costs of approximately $0.04 million. The fair value of Legacy NeuBase common stock and warrants issued in exchange for the license was determined to be approximately $0.8 million and $0.1 million, respectively, based upon a fair value of the Company’s common stock of $1.03 per share.

The consideration paid for the license right is as follows:

Cash consideration	$54,000
Acquisition costs	43,463
Fair value of common stock	844,600
Fair value of warrant liability issued	104,902
Total consideration	$1,046,965

The correction of the accounting treatment and valuations associated with the PATrOL™ technology license resulted in a decrease in intangible assets of approximately $1.5 million at December 31, 2018 and an increase in research and development expense- license acquired of approximately $1.0 million for the three months ended December 31, 2018.

Share-Based Compensation

In connection with the valuation adjustments to the PATrOL™ technology license consideration, the Company also determined that valuations pertaining to certain share-based awards, due to their proximity to the valuation of the consideration issued in connection with the PATrOL license, should be adjusted as the share-based awards were initially valued using the per share price observed in Legacy NeuBase’s private placement commitments entered into with prospective investors, which was approximately $1.61 per share of Legacy NeuBase common stock.

The fair value of stock option awards granted in the three months ended December 31, 2018 were recalculated using the Black Scholes option pricing model using a per share-price of $1.03 of Legacy NeuBase common stock. The key assumptions used to estimate the fair value of the stock options granted during the three months ended December 31, 2018 included:

Three Months Ended December 31,
2018
Expected term of options (years)	5.5-6.0
Expected common stock price volatility	76%
Risk-free interest rate	2.5%
Expected dividend yield	-

The correction of the valuations and timing of recognizing the awards granted resulted in a restatement of share-based compensation expense and a net decrease of approximately $0.2 million in share-based compensation expense for the three months ended December 31, 2018.

Legacy NeuBase Common Stock Valuations

The fair value of Legacy NeuBase’s common stock was estimated to be $1.03 per share as of December 31, 2018. In order to determine the fair value, the Company considered, among other things, contemporaneous valuations of the Company’s common stock, the Company’s business, financial condition and results of operations, including related industry trends affecting its operations; the likelihood of achieving a liquidity event, such as an initial public offering, or IPO, or sale, given prevailing market conditions; the lack of marketability of the Company’s common stock; the market performance of comparable publicly traded companies; and U.S. and global economic and capital market conditions.

Restated Amounts

The following tables set forth the effects of the foregoing restatement adjustments on affected line items within the Company’s previously issued unaudited statement of operations for the three months ended December 31, 2018, unaudited balance sheet as of December 31, 2018 and unaudited statement of cash flows for the three months ended December 31, 2018. These tables also include adjustments for certain other immaterial items including the correction of the amortization of the convertible note discount.

Statement of Operations

	For the Three Months Ended December 31, 2018
	As Previously Reported	Adjustments	As Restated
General and administrative expenses	$620,692	$(198,682)	$422,010
Research and development expenses	54,459	(49,583)	4,876
Research and development expenses- license acquired	-	1,046,965	1,046,965
Total operating expenses	675,151	798,700	1,473,851
Loss from operations	(675,151)	(798,700)	(1,473,851)
Interest expense	(4,521)	(10,116)	(14,637)
Total other expenses	(4,521)	(10,116)	(14,637)
Net loss	$(679,672)	$(808,816)	$(1,488,488)
Basic and diluted loss per common share (1)	$(0.13)		$(0.25)
Weighted average shares outstanding(1)	5,315,870		5,863,333

(1)	As previously reported, basic and diluted loss per common share has been adjusted to reflect the Ohr Acquisition.

Balance Sheet

	December 31, 2018
	As Previously Reported	Adjustments	As Restated
Assets
Intangible assets, net	$1,488,301	$(1,488,301)	$-
Total assets	1,625,491	(1,488,301)	137,190
Liabilities
Accounts payable and accrued expenses	164,667	502	165,169
Warrant liabilities	163,356	(58,454)	104,902
Convertible notes payable	250,000	9,614	259,614
Total liabilities	578,023	(48,338)	529,685
Stockholders’ equity (deficit)
Additional paid-in capital (1)	1,768,659	(631,147)	1,137,512
Accumulated deficit	(721,624)	(808,816)	(1,530,440)
Total stockholders’ equity (deficit)	1,047,468	(1,439,963)	(392,495)
Total liabilities and stockholders’ equity (deficit)	$1,625,491	$(1,488,301)	$137,190

(1)	As previously reported, additional paid-in capital has been adjusted to reflect the Ohr Acquisition.

Statement of Cash Flows

	For the Three Months Ended December 31, 2018
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(679,672)	$(808,816)	$(1,488,488)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	444,105	(150,802)	293,303
Research and development expense - license acquired	-	1,046,965	1,046,965
Non-cash amortization on convertible notes	-	9,614	9,614
Non-cash interest expense on convertible notes	-	5,023	5,023
Changes in operating assets and liabilities
Accounts payable and accrued expenses	123,170	(4,521)	118,649
Other current assets	-	1	1
Net cash used in operating activities	(112,397)	97,464	(14,933)
Cash flows from investing activities
Payment of transaction costs for license acquired	-	(43,463)	(43,463)
Cash paid for license acquired	-	(54,000)	(54,000)
Net cash used in investing activities	-	(97,463)	(97,463)
Cash flows from financing activities
Repurchase of common stock	(14)	-	(14)
Proceeds from stock subscription	1	(1)	-
Net used in financing activities	(13)	(1)	(14)
Net decrease in cash and cash equivalents	(112,410)	-	(112,410)
Cash and cash equivalents, beginning of period	249,600	-	249,600
Cash and cash equivalents, end of period	$137,190	-	$137,190

Non-cash investing and financing activities:
Common stock for research and development expense- license acquired	$1,324,945	$(480,345)	$844,600
Fair value of warrant liability issued for research and development expense- license acquired	$163,356	$(58,454)	$104,902

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

Level 1 – Quoted prices in active markets for identical assets or liabilities on the reporting date.

Level 2 – Pricing inputs are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Pricing inputs are generally unobservable and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using factors that involve considerable judgment and interpretations, including but not limited to private and public comparables, third-party appraisals, discounted cash flow models, and fund manager estimates.

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

The following tables present the Company’s fair value hierarchy for its warrant liabilities measured at fair value on a recurring basis at December 31, 2019 and September 30, 2019:

	Fair Value Measurements as of December 31, 2019
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities
Warrant liabilities	$-	$-	$1,190,477	$1,190,477

	Fair Value Measurements as of September 30, 2019
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities
Warrant liabilities	$-	$-	$496,343	$496,343

The fair value of the warrant liabilities were determined using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the warrant liabilities:

As of December 31,
2019
Common stock price volatility	84.9% - 86.2%
Risk-free interest rate	1.58% - 1.63%
Remaining contractual term (years)	2.0 - 2.3
Expected dividend yield	-

The change in fair value of the warrant liabilities for the three months ended December 31, 2019 is as follows:

Fair value as of September 30, 2019	$496,343
Change in fair value	694,134
Fair value as of December 31, 2019	$1,190,477

As of December 31, 2019 and September 30, 2019, the recorded values of cash and cash equivalents, accounts payable and the insurance note payable approximate fair value due to the short-term nature of these instruments.

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

Operating Leases

Effective October 1, 2019, the Company determines if an arrangement is a lease at inception. Operating leases are included in operating right-of-use (“ROU”) assets and operating lease liabilities on the consolidated balance sheets. Prior to October 1, 2019, the Company recorded rent expense associated with its operating lease on a straight-line basis over the term of the lease.

Lease ROU assets and operating lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the lease asset, unless the implicit rate is readily determinable. ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of 12 months or less are not recognized on the Company’s condensed consolidated balance sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company accounts for lease and non-lease components as a single lease component for all its leases.

As of December 31, 2019, the Company’s leases had original terms of less than 12 months. The Company does not recognize ROU assets and lease liabilities that arise from leases with an original term of 12 months or less. Rather, the Company recognizes the lease expense on a straight-line basis over the term of the lease.

Net Loss Per Share

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

The following potentially dilutive securities outstanding for the three months ended December 31, 2019 and 2018 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	As of December 31,
	2019	2018
Common stock purchase options	6,466,966	3,337,406
Unvested restricted stock	5,000	-
Common stock purchase warrants	715,939	101,847
Convertible notes	-	218,723
	7,187,905	3,657,976

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company plans to evaluate the impact of this standard on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-2, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company adopted this new lease standard on October 1, 2019 using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The adoption of the new lease standard did not have an impact on the Company’s condensed consolidated financial statements as the Company did not have any leases with original terms longer than 12 months.

3. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10.0 million shares of preferred stock, par value $0.0001 as of December 31, 2019 and September 30, 2019. No shares of preferred stock were issued or are outstanding as of December 31, 2019 and September 30, 2019.

Common Stock

The Company has authorized 250.0 million shares of common stock, $0.0001 par value as of December 31, 2019 and September 30, 2019. The Company did not issue common stock during the three months ended December 31, 2019.

Warrants

Below is a summary of the Company’s issued and outstanding warrants as of December 31, 2019:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of September 30, 2019	728,439	$20.99
Expired	(12,500)	20.00
Outstanding as of December 31, 2019	715,939	$21.01	2.27

4. Stock-Based Compensation

As of December 31, 2019, an aggregate of 3,783,114 shares of common stock were authorized under the Company’s 2019 Stock Incentive Plan (the “2019 Plan”), subject to an “evergreen” provision that will automatically increase the maximum number of shares of common stock that may be issued under the term of the 2019 Plan. As of December 31, 2019, 744,362 common shares were available for future grants under the 2019 Plan. As of December 31, 2019, 291,667 shares of common stock were authorized under the Company’s 2016 Consolidated Stock Incentive Plan (the “2016 Plan”) and 147,041 common shares were available for future grants under the 2016 Plan.

Stock Options

Below is a table summarizing the options issued and outstanding as of and for the three months ended December 31, 2019:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Aggregate Intrinsic Value
Outstanding as of September 30, 2019	6,375,966	$2.70
Granted	91,000	6.56
Outstanding at December 31, 2019	6,466,966	$2.76	9.2	$29,405,646
Exercisable as of December 31, 2019	4,131,869	$1.24	8.9	25,270,895

As of December 31, 2019, unrecognized compensation costs associated with the stock options of $6.0 million will be recognized over an estimated weighted-average amortization period of 1.5 years.

The weighted average grant date fair value of options granted during the three months December 31, 2019 was $4.78.

Key assumptions used to estimate the fair value of the stock options granted during the three months ended December 31, 2019 included:

Three Months Ended December 31, 2019
Expected common stock price volatility	78% - 81.1%
Risk-free interest rate	1.7% - 1.8%
Expected term of options (years)	6.96 - 7.0
Expected dividend yield	-

Restricted Stock

A summary of the changes in the unvested restricted stock during the three months ended December 31, 2019 is as follows:

	Unvested Restricted Stock	Weighted Grant Date Fair Value Price
Outstanding as of September 30, 2019	6,875	$6.24
Vested	(1,875)	6.24
Unvested at December 31, 2019	5,000	$6.24
Total unrecognized expense remaining	$18,096
Weighted-average years expected to be recognized over	0.4

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations for the three months ended December 31, 2019 and 2018:

	Three Months Ended December 31,
	2019	2018
		(As Restated) (Note 2)
General and administrative expenses	$1,113,111	$288,886
Research and development expenses	391,115	4,417
	$1,504,226	$293,303

5. Other Prepaid Expenses and Other Current Assets

The Company’s prepaid expenses and other current assets consisted of the following:

	December 31,	September 30,
	2019	2019
Prepaid research and development expense	$386,100	$223,510
Other prepaid expenses and other current assets	76,600	42,176
	$462,700	$265,686

6. Equipment

The Company’s equipment consisted of the following:

	December 31, 2019	September 30, 2019	Estimated Useful Life (In Years)
Laboratory equipment	$517,817	$452,817	5
Office equipment	2,383	2,383	3
	520,200	455,200
Accumulated depreciation	(48,781)	(24,205)
	$471,419	$430,995

Depreciation expense for the three months ended December 31, 2019 was approximately $0.03 million. Depreciation expense for the three months ended December 31, 2018 was $0.

7. Intangible Assets

The Company’s intangible assets consisted of the following:

	December 31, 2019	September 30, 2019	Estimated Useful Life (In Months)
Clinical trial data	$250,000	$250,000	6
Accumulated amortization	(229,167)	(104,167)
Intangible assets, net	$20,833	$145,833

Amortization expense for the three months ended December 31, 2019 was approximately $0.13 million. Amortization expense for the three months ended December 31, 2018 was $0.

8. Investment

The Company owns common and preferred shares of DepYmed, Inc. (“DepYmed”), which in aggregate represents approximately 16.75% ownership of DepYmed. In addition, the Company is entitled to hold two of the six seats on DepYmed’s board of directors.

The Company accounts for its investment in DepYmed common shares using the equity method of accounting and records its proportionate share of DepYmed’s net income and losses in the accompanying condensed consolidated statements of operations. Equity in losses for the three months ended December 31, 2019 was approximately $0.02 million.

The Company accounts for its investment in preferred shares of DepYmed at cost, less any impairment, as the Company determined the preferred stock did not have a readily determinable fair value.

As of December 31, 2019 and September 30, 2019, the carrying amount of the Company’s aggregate investment in DepYmed was $0.56 million and $0.59 million, respectively.

9. Accrued Expenses

The Company’s accrued expenses consisted of the following:

	December 31,	September 30,
	2019	2019
Accrued compensation and benefits	$14,983	$34,625
Accrued interest	3,707	10,830
Accrued professional fees	91,220	156,919
Accrued research and development	30,851	88,553
Other accrued expenses	102,161	114,672
	$242,922	$405,599

10. Related Party Transactions

During the year ended September 30, 2019, the Company utilized the services of LifeX Labs LLC (“LifeX”). These services included accounting consultation and office space rental. Dietrich Stephan, Legacy NeuBase CEO, was the CEO and a director of LifeX until December 28, 2018, when he resigned all positions within LifeX. During the three months ended December 31, 2018, the Company paid $0.005 million to LifeX.

11. Commitments and Contingencies

Operating Leases

The Company leases its office and operating space under operating leases with original terms of less than 12 months and which expire at various dates through September 2020; therefore, the Company’s operating leases are not recognized on the condensed consolidated balance sheet as of December 31, 2019.

Rent expense under the Company’s operating leases totaled approximately $0.02 million and $0 for the three months ended December 31, 2019 and 2018, respectively.

On February 26, 2020, the Company exercised its option to extend the term of its operating lease in Pittsburgh until September 30, 2020. All terms and conditions remain the same from the current lease. Future minimum rental payments under operating leases with non-cancelable terms as of December 31, 2019 due during the year ended 2020 are approximately $0.07 million.

Litigation

The Company has become involved in certain legal proceedings and claims which arise in the normal course of business. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s results of operations, cash flows and financial position.

On February 14, 2018, plaintiff Jeevesh Khanna, commenced an action in the Southern District of New York, against Ohr and several current and former officers and directors of Ohr, alleging that they violated federal securities laws between June 24, 2014 and January 4, 2018. On August 7, 2018, the lead plaintiffs, now George Lehman and Insured Benefit Plans, Inc., filed an amended complaint, stating the class period to be April 8, 2014 through January 4, 2018. The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, they seek to maintain the action as a class action and to recover damages on behalf of themselves and other persons who purchased or otherwise acquired Ohr common stock during the putative class period and purportedly suffered financial harm as a result. The Company and the individuals dispute these claims and intend to defend the matter vigorously. On September 17, 2018, Ohr filed a motion to dismiss the complaint. On September 20, 2019, the Court entered an order granting the defendants’ motion to dismiss. On October 23, 2019, the plaintiffs filed a notice of appeal of that order dismissing the action and other related orders by the Court, and the plaintiffs filed their appellate brief with respect to such matters with the Court on February 5, 2020. Further briefing on the appeal is currently scheduled for the summer of 2020. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm the Company’s business and the value of its common stock.

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

On March 20, 2019, a putative class action lawsuit was filed in the United States District Court for District of Delaware naming as defendants Ohr and its board of directors, Legacy NeuBase, and Merger Sub, captioned Wheby v. Ohr Pharmaceutical, Inc., et al., Case No. 1:19-cv-00541-UNA (the “Wheby Action”). The plaintiffs in the Wheby Action allege that the preliminary joint proxy/prospectus statement filed by Ohr with the Securities and Exchange Commission (“SEC”) on March 8, 2019 contained false and misleading statements and omitted material information in violation of Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and SEC Rule 14a-9 promulgated thereunder, and further that the individual defendants are liable for those alleged misstatements and omissions under Section 20(a) of the Exchange Act. The complaint in the Wheby Action has not been served on, nor was service waived by, any of the named defendants in that action. The action seeks, among other things, to rescind the Ohr Acquisition or an award of damages, and an award of attorneys’ and experts’ fees and expenses. The defendants dispute the claims raised in the Wheby Action. Management believes that the likelihood of an adverse decision from the sole remaining action is unlikely; however, the litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm the Company’s business and the value of the Company’s common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosures Regarding Forward-Looking Statements

The following should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report as well as in conjunction with the Risk Factors section in our Annual Report on Form 10-K for the year ended September 30, 2019 as filed with the United States Securities and Exchange Commission (“SEC”) on January 10, 2020. This report and our Form 10-K include forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended.

This report includes “forward-looking statements” within the meaning of Section 21E of the Exchange Act. Those statements include statements regarding the intent, belief or current expectations of the Company and its subsidiaries and our management team. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include but are not limited to those risks and uncertainties set forth in Item 1A – Risk Factors of this Quarterly Report and in Item 1A – Risk Factors of our Annual Report. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Further, these forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward-looking statements and we disclaim any intent to update forward-looking statements after the date of this report to reflect subsequent developments. Accordingly, you should also carefully consider the factors set forth in other reports or documents that we file from time to time with the SEC.

Overview

Restatement of Previously Issued Unaudited Financial Statements

We have restated certain previously reported financial information for the three months ended December 31, 2018 in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to information within the Results of Operations section.

See Note 2, Significant Accounting Policies—Restatement of Previously Issued Unaudited Financial Statements, in Item 1, Financial Statements, for additional information related to the restatement, including descriptions of the misstatements and the impacts on our unaudited condensed consolidated financial statements.

Description of the Company

We are a biotechnology company focused on developing next generation therapies to treat rare genetic diseases and cancer caused by mutant genes. Given that perhaps every human disease has a genetic component, we believe that our differentiated platform technology has the potential for broad impact.

Mutated proteins resulting from errors in deoxyribonucleic acid (“DNA”) sequences cause many rare genetic diseases and cancer. DNA in each cell of the body is transcribed into pre-mRNA, which is then processed (spliced) into mRNA which is exported into the cytoplasm of the cell and translated into protein. This is termed the “central dogma” of biology. Therefore, when errors in a DNA sequence occur, they are propagated to RNAs and can become a damaging protein.

The type of therapies that we are developing are termed antisense oligonucleotide (“ASO”) therapies. ASOs are short single strands of nucleic acids (traditionally thought of as single stranded RNA molecules) which will bind to defective RNA targets in cells and inhibit their ability to be translated into defective proteins. We believe we are a leader in the discovery and development of the class of RNA-targeted ASO drugs called peptide nucleic acids (“PNAs”). Our proprietary PATrOL™ platform allows for a more efficient discovery of drug product candidates, potentially transforming the treatment paradigm for people affected by rare genetic diseases and cancer.

The PATrOL™ platform allows for a potentially more efficient discovery of drug product candidates because of manufacturing consistency and because we are not constrained by folded regions of the target RNA molecule (secondary structures). The peptide backbone of our ASOs is rigid, and once linked together to form a series of backbone subunits, forms a single pre-organized structure.

At a more detailed level, each subunit of the peptide backbone has only a single chiral center – a point in the chemical structure where the conformation of the backbone could fluctuate – and this chiral center is locked into one conformation and thus pre-organized to form only a single conformation or stereoisomer. A stereoisomer is a term used in the ASO therapeutics field to mean a string of backbone subunits with nucleo-bases attached that are linked together into a specific sequence that matches (complements) the target sequence, but because of the nature of the backbone subunits used, the drug assumes various conformations often with varying affinity for the target sequence. These stereoisomers often require a manufacturing step to purify the heterogeneous mixture of conformations into a more homogenous mixture or even a single conformation of the drug in order to obtain the hoped-for therapeutic effect. Our PNAs assume only a single conformation with any constellation of nucleo-bases added to the backbone or any oligomer length. This backbone also has a neutral charge, as opposed to the negatively charged backbones of DNA and RNA. This neutral charge allows our ASO to open up RNAs which are folded upon themselves and bind to their target sequence. This potentially accelerates identification of drug candidates which have the desired activity.

In addition to the backbone conformational purity which allows for a more efficient discovery of drug product candidates, we also have a kit of proprietary bi-facial (also known as bi-specific) nucleotides (traditional nucleotides only have a single binding face and thus are restricted to only binding single-stranded RNA targets) which can be used in any combination to access RNA secondary structures (double stranded RNA targets which are folded upon themselves) such as hairpins. This allows us to potentially access regions of the target transcript which may be unique in secondary structure to allow enhanced selectivity for the target (mutant) RNA vs. the normal RNA. Enhanced selectivity for mutant RNAs vs. normal RNAs is critical as normal RNAs are likely required for effective functioning of the cell. These bi-specific nucleotides can also target genomic loci and microRNAs in their double-stranded form.

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

We are currently focused on therapeutic areas in which we believe our drugs will provide the greatest benefit with a significant market opportunity and intend to utilize our technology to build out a pipeline of custom designed therapeutics for additional high-value disease targets. We are developing several preclinical programs using our PATrOL™ platform, including: NT0100 program, targeted at Huntington’s Disease (“HD”), a repeat expansion disorder, and the NT0200 program, targeted at myotonic dystrophy Type 1 (“DM1”). Preclinical studies are being conducted to evaluate the PATrOL™ platform technology and program candidates in the areas of pharmacokinetics and pharmacodynamics, and we expect to report results from those studies in the first calendar quarter and the second calendar quarter of 2020. In addition, the emerging pipeline of other assets that target primary and secondary RNA structure and genomic DNA allows a unique market advantage across a variety of rare diseases and oncology targets.

Using our PATrOL™ platform, we believe we can create ASOs that have distinct potential advantages over other chemical entities currently in the market or in development for gene silencing applications. These advantages include, among others: a backbone that has only one chiral center and thus forms only one stereoisomer; the ability of the PNA backbone to invade, open up secondary (RNA folded upon itself) and tertiary structures (RNA molecules that interact with other RNA molecules in the cell) and bind within these double-stranded RNA in a highly selective manner; a proprietary set of engineered nucleo-bases that increase selectivity to specific target sequences including secondary and tertiary structures that has been licensed exclusively from Carnegie Mellon University (“CMU”); technology to allow self-assembly of our small PNAs at the RNA target to increase selectivity which has been licensed exclusively from CMU; the ability to modulate cell permeability and be broadly distributed throughout the body; the lack of innate or acquired immune responses of similar PNAs in preclinical models; and potential minimal toxicity based on previous in-vivo studies in rodent models. With these advantages, our PATrOL™ platform-enabled therapies can potentially address a multitude of rare genetic diseases and cancer, among other indications.

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

NT0100 Program – PATrOL™ Enabled PNA for Huntington’s Disease

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

NT0200 Program – PATrOL™ Enabled PNA for Myotonic Dystrophy Type 1

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

Critical Accounting Estimates and Policies

The preparation of financial statements in accordance with United States generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our unaudited condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience, market and other conditions, and various other assumptions it believes to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, the estimation process is, by its nature, uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our unaudited condensed consolidated financial statements may be materially affected. In addition, if our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material effect in our unaudited condensed consolidated financial statements. We review our estimates, judgments, and assumptions used in our accounting practices periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that these estimates are reasonable; however, our actual results may differ from these estimates.

Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 and there have been no material changes to such policies or estimates during the three months ended December 31, 2019.

Recent Accounting Pronouncements

Please refer to Note 2, Significant Accounting Policies—Recent Accounting Pronouncements, in Item 1, Financial Statements for a discussion of recent accounting pronouncements.

Results of Operations

Results of operations for the quarter ended December 31, 2019 reflect the following changes from the quarter ended December 31, 2018:

	Three Months Ended December 31,
	2019	2018	Change
		(As Restated)
OPERATING EXPENSES
General and administrative expenses	$2,554,680	$422,010	$2,132,670
Research and development expenses	1,227,686	4,876	1,222,810
Research and development expense- license acquired	-	1,046,965	(1,046,965)
TOTAL OPERATING EXPENSES	3,782,366	1,473,851	2,308,515

LOSS FROM OPERATIONS	(3,782,366)	(1,473,851)	(2,308,515)

OTHER EXPENSE
Interest expense	(1,311)	(14,637)	13,326
Change in fair value of warrant liabilities	(694,134)	-	(694,134)
Loss on disposal of fixed asset	(3,230)	-	(3,230)
Equity in losses on equity method investment	(24,509)	-	(24,509)

Total other expenses	(723,184)	(14,637)	(708,547)

NET LOSS	$(4,505,550)	$(1,488,488)	$(3,017,062)

During the quarter ended December 31, 2019, operating loss increased by $2.3 million compared to the quarter ended December 31, 2018. Our net loss increased by $3.0 million for the quarter ended December 31, 2019, as compared to the quarter ended December 31, 2018. Until we are able to generate revenue from product sales, our management expects to continue to incur net losses.

General and Administrative Expenses

General and administrative expenses consist primarily of legal and professional fees, wages and stock-based compensation. General and administrative expenses increased by $2.1 million for the quarter ended December 31, 2019, as compared to the quarter ended December 31, 2018, primarily due to an increase in stock-based compensation expense, employee head count and need for legal and professional services.

Research and Development Expenses

Research and development expenses consist primarily of professional fees, manufacturing expenses, wages and stock-based compensation. Research and development expenses increased by $1.2 million for the quarter ended December 31, 2019, as compared to the quarter ended December 31, 2018, primarily due to an increase in stock-based compensation, employee head count and the ramp up of research and development activities.

Research and Development Expense- licenses acquired

Research and development expense- licenses acquired during the quarter ended December 31, 2018 consists of the license acquired from CMU. Research and development expense- licenses acquired decreased by $1.0 million, for the quarter ended December 31, 2019, as compared to the quarter ended December 31, 2018, due to our acquisition of license rights in the 2018 period.

Interest Expense

Interest expense consists primarily of interest on convertible notes and notes payable. Interest expense decreased by $0.01 million for the quarter ended December 31, 2019, as compared to the quarter ended December 31, 2018, primarily due to the outstanding convertible notes in the quarter ended December 31, 2019, which were converted prior to the quarter ended December 31, 2019.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities reflects the changes in the fair value of outstanding warrants which is primarily driven by changes in our stock price. Change in fair value of warrant liabilities was $0.7 million for the quarter ended December 31, 2019, as compared to the quarter ended December 31, 2018, due to the change in valuation of warrants acquired in the Merger with Ohr, which did not exist in the comparative prior.

Equity in losses on equity method investment

The Company accounts for its investment in DepYmed common shares using the equity method of accounting and records its proportionate share of DepYmed’s net income and losses. Equity in losses for the three months ended December 31, 2019 was approximately $0.02 million.

Liquidity, Capital Resources and Financial Condition

We have limited working capital reserves with which to fund our continuing operations. We are reliant, at present, upon our capital reserves for ongoing operations and have no product revenue.

Net working capital decreased from September 30, 2019 to the quarter ended December 31, 2019 by $2.8 million (to $5.7 million from $8.5 million) primarily due to development of our PATrOL™ platform technology and lead programs. Our quarterly cash burn has increased significantly compared to prior periods due to increased research and development activities. We anticipate that our cash needs in the future will increase relative to prior periods as we proceed with our research and development objectives. We believe that our current cash balance will provide sufficient capital to continue operations to the end of fiscal 2020. We are closely monitoring ongoing developments in connection with the COVID-19 pandemic, which may negatively impact our commercial prospects and projected cash position in fiscal 2020. We will continue to assess our cash and cash equivalents and, if circumstances warrant, we will make appropriate adjustments to our operating plan. At present, however, we have no bank line of credit or other fixed source of capital reserves. Should we need additional capital in the future, we will be primarily reliant upon private or public placement of our equity or debt securities, or a strategic transaction, for which there can be no warranty or assurance that we may be successful in such efforts. If the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. This could affect future development and business activities and potential future clinical studies and/or other future ventures. Failure to obtain additional equity or debt financing will have a material, adverse impact on the Company’s business operations. There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or debt financings will likely have a dilutive effect on the holdings of the Company’s existing stockholders. Accordingly, there are material risks and uncertainties that raise substantial doubt about the Company’s ability to continue as a going concern.

Cash Flow Summary

The following table summarizes selected items in our condensed consolidated statements of cash flows:

	Three Months Ended December 31,
	2019	2018
		(As Restated)
Net cash used in operating activities	$(2,441,486)	$(14,933)
Net cash used in investing activities	(68,400)	(97,463)
Net used in financing activities	(73,426)	(14)
Net decrease in cash and cash equivalents	$(2,583,312)	$(112,410)

Operating Activities

Net cash used in operating activities was approximately $2.4 million for the quarter ended December 31, 2019, as compared to approximately $0.02 million for the quarter ended December 31, 2018. Net cash used in operating activities in the quarter ended December 31, 2019 was primarily the result of our net loss, offset by our stock-based compensation expense and the change in fair value of warrant liabilities. Net cash used in operating activities in the quarter ended December 31, 2018 was primarily the result of our net loss, offset by research and development expense-licenses acquired.

Investing Activities

Net cash used in investing activities was approximately $0.07 million for the quarter ended December 31, 2019, as compared to $0.1 million for the quarter ended December 31, 2018. Net cash used in investing activities in the quarter ended December 31, 2019 was primarily the result of purchases of laboratory equipment. Net cash used in investing activities in the quarter ended December 31, 2018 was primarily the result of costs paid in connection with the acquisition of the CMU License.

Financing Activities

Net cash used in financing activities was approximately $0.07 million for the quarter ended December 31, 2019, as compared to approximately $14 for the quarter ended December 31, 2018. Net cash used in financing activities for the quarter ended December 31, 2019 reflects the principal payments of financed insurance. Net cash used in financing activities for the quarter ended December 31, 2018 reflects the repurchase of common stock.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2019, due to the existence of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Material Weakness in Internal Control over Financial Reporting

As previously disclosed in “Item 9A – Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, in connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended September 30, 2019, but prior to the issuance of those financial statements, our management and the audit committee of our board of directors determined that our accounting treatment and valuations pertaining to the PATrOL™ technology license acquired during the three months ended December 31, 2018 should be modified. This change in accounting treatment resulted in an increase in total operating expenses of approximately $0.9 million on our consolidated statements of operations for the fiscal year ended September 30, 2019 and a decrease in intangible assets of approximately $1.5 million on our consolidated balance sheet as of and for the fiscal year ended September 30, 2019. In connection with the valuation adjustments to the PATrOL™ technology license, we also determined that valuations pertaining to certain share-based awards, due to their proximity to the valuation of the consideration issued in connection with the PATrOL™ license, should also be adjusted. This change in valuation to share-based awards resulted in a decrease in total operating expenses of approximately $0.3 million on our consolidated statements of operations for the fiscal year ended September 30, 2019.

In connection with such revisions, our management identified a material weakness in our internal control over financial reporting due to a lack of expertise in complex accounting transactions, the controls over which were not operating effectively to provide reasonable assurance that complex transaction were accounted for correctly. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness resulted in misstatements that were corrected in the restatement included in this Quarterly Report on Form 10-Q.

During the fiscal year ended September 30, 2019, we undertook remediation measures by hiring a financial accounting consultant to provide accounting advisory services on complex transactions and accounting matters. We are in the process of implementing these remedial actions, but these efforts are not complete and are ongoing and subject to ongoing management review and the oversight of our board of directors.

Changes in Internal Control over Financial Reporting

Except for the changes identified above related to the identification of a material weakness and attendant remediation efforts, there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarterly period ended December 31, 2019.

PART II.

ITEM 1. LEGAL PROCEEDINGS

We have become involved in certain legal proceedings and claims which arise in the normal course of business. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our results of operations, prospects, cash flows, financial position and brand.

On February 14, 2018, plaintiff Jeevesh Khanna, commenced an action in the Southern District of New York, against Ohr and several current and former officers and directors, alleging that they violated federal securities laws between June 24, 2014 and January 4, 2018. On August 7, 2018, the lead plaintiffs, now George Lehman and Insured Benefit Plans, Inc., filed an amended complaint, stating the class period to be April 8, 2014 through January 4, 2018. The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, they seek to maintain the action as a class action and to recover damages on behalf of themselves and other persons who purchased or otherwise acquired Ohr common stock during the putative class period and purportedly suffered financial harm as a result. We and the individuals dispute these claims and intend to defend the matter vigorously. On September 17, 2018, Ohr filed a motion to dismiss the complaint. On September 20, 2019, the Court entered an order granting the defendants’ motion to dismiss. On October 23, 2019, the plaintiffs filed a notice of appeal of that order dismissing the action and other related orders by the Court, and the plaintiffs filed their appellate brief with respect to such matters with the Court on February 5, 2020. Further briefing on the appeal is currently scheduled for the summer of 2020. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

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

ITEM 1A. RISK FACTORS

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business, prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in this Quarterly Report on Form 10-Q and our other public filings with the Securities and Exchange Commission (the “SEC”). Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations. Any material changes from risk factors as previously disclosed in our Annual Report on Form 10-K are marked herein with three asterisks (***).

Risks Relating to the Company

***We are a preclinical-stage company, have a very limited operating history, are not currently profitable, do not expect to become profitable in the near future and may never become profitable.

We are a preclinical-stage biotechnology company specializing in the discovery and development of a class of deoxy-ribonucleic acid and ribonucleic acid-targeted drugs called peptide nucleic acids, which will not change as a result of the merger between Ohr Pharmaceutical, Inc., a Delaware corporation (“Ohr”), and NeuBase Therapeutics, Inc., a Delaware corporation (“Legacy NeuBase”), in accordance with the terms of the Agreement and Plan of Merger Reorganization entered into on January 2, 2019 (the “Merger Agreement”). Since our incorporation, we have focused primarily on the development of our proprietary Peptide-nucleic acid AnTisense OLigonucleotide (“PATrOL™”) platform and preclinical-stage therapeutic candidates. Our platform technology and all of our therapeutic candidates are in the preclinical development stage, and we have not initiated clinical trials for any of our product candidates, nor have any products been approved for commercial sale and we have not generated any revenue. To date, we have not completed a clinical trial (including a pivotal clinical trial), obtained marketing approval for any product candidates, manufactured a commercial scale product or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Drug development is also a highly uncertain undertaking and involves a substantial degree of risk.

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

*** Given our lack of current cash flow, we will need to raise additional capital; however, it may be unavailable to us or, even if capital is obtained, may cause dilution or place significant restrictions on our ability to operate our business.

Since we will be unable to generate sufficient, if any, cash flow to fund our operations for the foreseeable future, we will need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations.

There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities, and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations may be materially adversely affected. Furthermore, we will not be able to access the capital markets as quickly due to our non-timely filing of our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2019 and the loss of our eligibility to file a new registration statement on Form S-3 that would allow us to continuously incorporate by reference our Exchange Act reports filed with the SEC into such registration statement, or to use new “shelf” registration statements to conduct offerings, until approximately one year from the date we regain and maintain status as a timely filer. In addition, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our inability to fund our business could lead to the loss of your investment.

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

*** The report of our former independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. Such “going concern” opinion could impair our ability to obtain financing.

Our former independent registered public accounting firm, CohnReznick LLP, indicated in their report on our financial statements for the fiscal year ended September 30, 2019 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations. A “going concern” opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives. Our ability to continue as a going concern will depend upon the availability and terms of future funding. If we are unable to achieve this goal, our business would be jeopardized and we may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

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

While there are currently no approved treatments available to slow the progression of Huntington’s Disease (“HD”), publicly available information shows that a number of companies are pursuing product candidates related to HD. These include an investigational drug in Phase III clinical development, several ongoing clinical and preclinical programs targeting the underlying disease in HD and the development of drugs focused on treating the symptoms associated with HD. Similarly, both companies and non-commercial sponsors are investigating agents and conducting research, clinical trials and controlled studies regarding different treatments for Myotonic Dystrophy. The success of any of these competitors could reduce or eliminate our commercial opportunity.

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

*** Our operations may be adversely affected by the coronavirus outbreak, and we face risks that could impact our business.

A novel strain of coronavirus, COVID-19, originated in Wuhan, China, in December 2019. The virus has spread to Italy, which as of March 2020 reportedly had the highest number of coronavirus infections outside Asia. We have relationships with contract research organizations to conduct certain pre-clinical programs and testing and other services in Europe and those business operations are subject to potential business interruptions arising from protective measures that may be taken by the governmental or other agencies or governing bodies. We also conduct limited operations within Asia through third-party contract manufacturing organizations whose operations may be negatively affected by the coronavirus outbreak. In addition, certain of our collaborative relationships with academic research institutions in the United States may be materially and adversely impacted by protective measures taken by those institutions or federal and state agencies and governing bodies to restrict access to, or suspend operations at, such facilities. Such protective measures, including quarantines, travel restrictions and business shutdowns, may also negatively affect our core operations. We have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring some employees to work remotely. We have already suspended non-essential travel worldwide for our employees and are discouraging employee attendance at other gatherings. Business disruptions elsewhere in the world could also negatively affect the sources and availability of components and materials that are essential to the operation of our business in Europe, the United States and Asia.

Extended periods of interruption to our U.S. operations or those of our contract research and manufacturing organizations due to the coronavirus outbreak could adversely impact the growth of our business and could cause us to cease or delay operations. In such instances, we may need to locate an appropriate replacement third-party facility and establish a contractual relationship in connection with such facilities, which may not be readily available or on acceptable terms that would cause additional delay and increased expense, including as a result of additional required FDA approvals, and may have a material adverse effect on our business.

The extent to which the coronavirus impacts our business and results of operations will depend on future developments, which are highly uncertain and cannot be predicted. This includes new information that may emerge concerning the severity of the coronavirus, the spread and proliferation of the coronavirus around the world, and the actions taken to contain the coronavirus or treat its impact, among others.

*** We are subject to a multitude of manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates.

The process of manufacturing our product candidates is complex, highly regulated, and subject to several risks. For example, the process of manufacturing our product candidates is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes for any of our product candidates could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. In addition, the manufacturing facilities in which our product candidates are made could be adversely affected by equipment failures, labor shortages, natural disasters, public health crises, pandemics and epidemics, such as a novel strain of coronavirus (COVID-19), power failures and numerous other factors. For instance, our therapeutic molecules are complex and comprised of both peptides and nucleic acids, and it may be difficult or impossible to find Good Laboratory Practice- (“GLP”) and Current Good Manufacturing Practice- (“cGMP”) grade manufacturers, manufacturing may be cost prohibitive, we or our third-party manufacturers may not be able to manufacture product candidates in a timely manner, or manufacturing may not be available to fulfill regulatory requirements. In addition, we or our third-party manufacturers may not be able to manufacture our product candidates in a timely manner.

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

*** If we fail to retain current members of our management, or to attract and keep additional key personnel, we may be unable to successfully develop or commercialize our product candidates.

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of March 25, 2020, we had twelve full-time employees. We will rely primarily on outsourcing research, development and clinical trial activities, and manufacturing operations, as well as other functions critical to our business. We believe this approach enhances our ability to focus on our core product opportunities, allocate resources efficiently to different projects and allocate internal resources more effectively. We have filled several key open positions and are currently recruiting for a few remaining positions. However, competition for qualified personnel is intense. We may not be successful in attracting qualified personnel to fulfill our current or future needs. In the event we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of our product candidates, and may have difficulty in meeting our obligations as a public company. We do not maintain “key person” insurance on any of our employees.

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

Risks Related to Our Common Stock

***The market price of our common stock is expected to be volatile

The trading price of our stock is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

●	our ability to conduct and achieve positive outcomes from our preclinical activities on the PATrOL™ platform and disease specific programs;
●	public health crises, pandemics and epidemics, such as a novel strain of coronavirus (COVID-19) and their effects on our preclinical activities;
●	results from, and any delays in, anticipated in-vitro or in-vivo preclinical studies;
●	contracting with third parties such as academic institutions, and various CROs who will perform such studies, or the potential lack of performance of such organizations;
●	acceptance of INDs by the FDA or similar regulatory filing by comparable foreign regulatory authorities for the conduct of clinical trials of our product candidates and our proposed design of future clinical trials;
●	clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain, so failure can occur at any time during the clinical trial process;
●	delays in publications of research findings;
●	significant lawsuits, including patent or stockholder litigation;
●	inability to obtain additional funding or funding on favorable terms;
●	failure to successfully develop and commercialize our product candidates;
●	changes in laws or regulations applicable to our product candidates;
●	inability to obtain adequate product supply for our product candidates, or the inability to do so at acceptable prices or in an acceptable timeframe;
●	unanticipated serious safety concerns related to our PATrOL™ platform or any of our product candidates;
●	adverse regulatory decisions;
●	introduction of new products or technologies by our competitors;
●	adverse events or results for our competitors or our product candidate target areas that could generally adversely affect us our or our industry;
●	failure to meet or exceed drug development or financial projections we provide to the public;
●	failure to meet or exceed the estimates, expectations and projections of the investment community and our stockholders;
●	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our licensed and owned technologies;
●	additions or departures of key scientific or management personnel;
●	changes in the market valuations of similar companies;
●	general economic and market conditions and overall fluctuations in the U.S. equity market;
●	sales of our common stock by us or our stockholders in the future;
●	trading volume of our common stock;
●	period-to-period fluctuations in our financial results;
●	any identified material weakness in our internal control over financial reporting;
●	changes in the structure of health care payments;
●	changes in the Nasdaq listing of our stock; and
●	recommendations of equity analysts covering our stock.

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

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (the “Annual Report”), in connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended September 30, 2019, but prior to the issuance of such financial statements, the Company determined the accounting treatment and valuations pertaining to the PATrOL™ technology license acquired during the three months ended December 31, 2018 should be modified. The Annual Report disclosed that the change in accounting treatment and valuations resulted in an increase in total operating expenses of approximately $0.9 million on the Company’s consolidated statements of operations for the fiscal year ended September 30, 2019 and a decrease in intangible assets of approximately $1.5 million on the Company’s consolidated balance sheet as of and for the fiscal year ended September 30, 2019, as well as a decrease in total operating expenses of approximately $0.3 million on the Company’s consolidated statements of operations in connection with the adjustment of the valuation of certain share-based awards for the fiscal year ended September 30, 2019. If we are required to restate any of our financial statements in the future due to our inability to adequately remedy the issues that gave rise to these modifications or for any other reason, we may be subject to regulatory penalties and investors could lose confidence in the accuracy and completeness of our financial statements, which could cause our share price to decline.

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

*** We identified a material weakness in our disclosure controls and internal control over financial reporting. If we experience additional material weaknesses or other deficiencies in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately and timely report our financial results, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, and the price of our common stock may decline.

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

In connection with an evaluation of the effectiveness of our disclosure controls and procedures and any changes in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019 due to a material weakness in our internal control over financial reporting regarding complex accounting transactions. As a result, certain remediation actions have been recommended and we are in the process of implementing them, but our remediation efforts are not complete and are ongoing. Further remediation efforts may place a significant burden on management and add increased pressure to our financial resources and processes. As a result, we may not be successful in making the improvements necessary to identify or remediate additional control deficiencies identified by management, including material weaknesses, or be able to do so in a timely manner, in the future.

If we are unable to successfully remediate future material weaknesses or other deficiencies in our disclosure controls or internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected; our liquidity, our access to capital markets and our ability to complete acquisitions may be adversely affected; we may be unable to maintain or regain compliance with applicable securities laws, The Nasdaq Stock Market LLC (“Nasdaq”) listing requirements, and the covenants under certain agreements regarding the timely filing of periodic reports; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; and our stock price may decline.

*** We restated our previously issued unaudited financial statements for the quarterly period ended December 31, 2018 in this Quarterly Report on Form 10-Q. As a result, and if we identify errors in our financial reporting in the future that require us to restate other previously issued financial statements, such restatements may subject us to unanticipated costs or regulatory penalties and could cause investors to lose confidence in the accuracy and completeness of our financial statements, which could cause the price of our common stock to decline.

As discussed in the Explanatory Note and Note 2, Significant Accounting Policies—Restatement of Previously Issued Unaudited Financial Statements, in Item 1, Financial Statements in this Quarterly Report on Form 10-Q, we restated our unaudited condensed consolidated financial statements and related disclosures for the quarterly period for the three months ended December 31, 2018, following the identification of misstatements therein in connection with the preparation of our financial statements. The misstatements are quantitatively material to the period presented in such prior financial statements, and we determined that it would be appropriate to correct the misstatements in such previously issued interim financial statements by restating such financial statements. We may be subject to unanticipated costs and regulatory penalties and investors could lose confidence in the accuracy and completeness of our financial statements, which could cause our share price to decline, due to the restatement contained in this Quarterly Report and if we are required to restate any of our other financial statements in the future.

*** As a result of our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, we are currently ineligible to file new short form registration statements on Form S-3, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.

Form S-3 permits eligible issuers to conduct registered offerings using a short form registration statement that allows the issuer to incorporate by reference its past and future filings and reports made under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, Form S-3 enables eligible issuers to conduct primary offerings “off the shelf” under Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”). The shelf registration process, combined with the ability to forward incorporate information, allows issuers to avoid delays and interruptions in the offering process and to access the capital markets in a more expeditions and efficient manner than raising capital in a standard registered offering pursuant to a registration statement on Form S-1. The ability to newly register securities for resale may also be limited as a result of the loss of Form S-3 eligibility with respect to such registrations.

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (the “Annual Report”), in connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended September 30, 2019, but prior to the issuance of such financial statements, the Company determined the accounting treatment and valuations pertaining to the PATrOL™ technology license acquired during the three months ended December 31, 2018 should be modified. The Annual Report disclosed that the change in accounting treatment and valuations resulted in an increase in total operating expenses of approximately $0.9 million on the Company’s consolidated statements of operations for the fiscal year ended September 30, 2019 and a decrease in intangible assets of approximately $1.5 million on the Company’s consolidated balance sheet as of and for the fiscal year ended September 30, 2019, as well as a decrease in total operating expenses of approximately $0.3 million on the Company’s consolidated statements of operations in connection with the adjustment of the valuation of certain share-based awards for the fiscal year ended September 30, 2019. In addition, on February 12, 2020, we dismissed our former independent registered public accounting firm. Accordingly, we were unable to complete the compilation, analysis and review of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 until after the deadline for such filing.

As a result of our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, we are currently ineligible to file new short form registration statements on Form S-3 and, absent a waiver of the Form S-3 eligibility requirements, we will no longer be permitted to use our existing registration statements on Form S-3 upon the earlier to occur of the filing of our Annual Report on Form 10-K for the fiscal year ending September 30, 2020 or the occurrence of a fundamental change which would require a post-effective amendment to any such registration statements pursuant to Item 512 of Regulation S-K and Section 10(a)(3) of the Securities Act. As a consequence, we might not be permitted to sell all of the amount of common stock we could otherwise sell prior to such time, subject to the limits of General Instruction I.B.6 of Form S-3, which could adversely affect our ability to run our operations and progress our clinical and product development programs. We will not be permitted to conduct an “at the market offering” absent an effective primary registration statement on Form S-3.

Our inability to file new registration statements on Form S-3 may significantly impair our ability to raise necessary capital to run our operations and progress our clinical and product development programs. If we seek to access the capital markets through a registered offering during the period of time that we are unable to file a new registration statement on Form S-3, we may be required to publicly disclose the proposed offering and the material terms thereof before the offering commences, we may experience delays in the offering process due to SEC review of a Form S-1 registration statement and we may incur increased offering and transaction costs and other considerations. Disclosing a public offering prior to the formal commencement of an offering may result in downward pressure on our stock price. If we are unable to raise capital through a registered offering, we would be required to conduct our equity financing transactions on a private placement basis, which may be subject to pricing, size and other limitations imposed under Nasdaq rules, or seek other sources of capital.

Absent a waiver of the Form S-3 eligibility requirements and assuming we continue to timely file our required Exchange Act reports, the earliest we would regain the ability to use Form S-3 for new registered offerings is April 1, 2021.

*** We have not been in compliance with the requirements of the Nasdaq Stock Market for continued listing and, as a result, our common stock may be delisted from trading on Nasdaq, which could have a material effect on us and our stockholders.

As previously disclosed in our press release and reported on our Current Report on Form 8-K filed with the SEC on February 21, 2020, we received a deficiency letter from Nasdaq on February 20, 2020 indicating that, as a result of not filing our Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 in a timely manner, we were not in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing. As requested by Nasdaq, we are required to submit a plan to regain compliance with Nasdaq’s filing requirements for continued listing within 60 calendar days of the date of the initial letter.

By filing this Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 before the 60-day deadline, we expect to regain compliance with the Nasdaq continued listing standards and eliminate the requirement to submit a plan of compliance to Nasdaq. As a result, we currently believe that we have adequately remedied our non-compliance with Nasdaq’s listing rules. While we believe that by filing this Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 we regained compliance with Listing Rule 5250(c)(1), any failure to comply with Nasdaq’s filing requirements in the future could result in our common stock being delisted, and there can be no assurance whether or when it would again be listed for trading on Nasdaq or any other securities exchange. If our common stock is delisted from Nasdaq, trading in our securities may be conducted, if available, on the OTC Markets or, if available, via another market. In the event of such delisting, our stockholders would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of our securities, and our ability to raise future capital through the sale of our securities could be severely limited. In addition, if our securities were delisted from Nasdaq, our common stock could be considered a “penny stock” under U.S. federal securities laws and regulations. Additional regulatory requirements apply to trading by broker-dealers of penny stocks that could result in the loss of an effective trading market for our securities.

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

On February 14, 2018, plaintiff Jeevesh Khanna, commenced an action in the Southern District of New York, against Ohr and several current and former officers and directors, alleging that they violated federal securities laws between June 24, 2014 and January 4, 2018. On August 7, 2018, the lead plaintiffs, now George Lehman and Insured Benefit Plans, Inc., filed an amended complaint, stating the class period to be April 8, 2014 through January 4, 2018. The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, they seek to maintain the action as a class action and to recover damages on behalf of themselves and other persons who purchased or otherwise acquired Ohr common stock during the putative class period and purportedly suffered financial harm as a result. We and the individuals dispute these claims and intend to defend the matter vigorously. On September 17, 2018, Ohr filed a motion to dismiss the complaint. On September 20, 2019, the Court entered an order granting the defendants’ motion to dismiss. On October 23, 2019, the plaintiffs filed a notice of appeal of that order dismissing the action and other related orders by the Court, and the plaintiffs filed their appellate brief with respect to such matters with the Court on February 5, 2020. Further briefing on the appeal is currently scheduled for the summer of 2020. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit
2.1+	Agreement and Plan of Merger and Reorganization, dated as of January 2, 2019, by and among Ohr Pharmaceutical, Inc., Ohr Acquisition Corp. and NeuBase Therapeutics, Inc.	8-K	001-35963	1/3/2019	2.1

2.2	Form of Support Agreement, by and among Ohr Pharmaceutical, Inc., NeuBase Therapeutics Inc. and the directors and officers of Ohr Pharmaceutical, Inc.	8-K	001-35963	1/3/2019	2.2

2.3	Form of Support Agreement by and among NeuBase Therapeutics, Inc., Ohr Pharmaceutical, Inc. and its directors, officers, and certain stockholders of NeuBase Therapeutics, Inc.	8-K	001-35963	1/3/2019	2.3

2.4	Form of Ohr Pharmaceutical, Inc. and NeuBase Therapeutics, Inc. Lock-Up Agreements.	8-K	001-35963	1/3/2019	2.4

2.5	First Amendment to the Agreement and Plan of Merger and Reorganization, dated as of June 27, 2019, by and among Ohr Pharmaceutical, Inc., Ohr Acquisition Corp. and NeuBase Therapeutics, Inc.	8-K	001-35963	7/3/2019	2.1

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-35963	7/12/2019	3.1

3.2	Amended and Restated Bylaws of the Company.	8-K	001-35963	9/23/2019	3.1

4.1	Form of Consulting Warrants.	10-Q	001-35963	8/15/2011	10.21

4.2	Form of Series A Warrant issued to investors pursuant to the Securities Purchase Agreement, dated December 7, 2016, by and among Ohr Pharmaceutical, Inc. and the purchasers listed therein.	8-K	001-35963	12/8/2016	4.1

4.3	Form of Warrant issued to investors pursuant to the Securities Purchase Agreement, dated as of April 5, 2017, by and among Ohr Pharmaceutical, Inc. and the purchasers listed therein.	8-K	001-35963	4/6/2017	4.1

4.4	Form of Common Stock Certificate.	S-8	333-233346	8/16/2019	4.17

10.1*	Lease Extension to Sublease Agreement, dated as of February 26, 2020, by and between NeuBase Therapeutics, Inc. and StartUptown dba Avenu.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Field herewith.
+	All schedules and exhibits to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NeuBase Therapeutics, Inc.

Date: March 26, 2020	/s/ Sam Backenroth
Sam Backenroth
Chief Financial Officer
(Principal Financial and Accounting Officer)