Form 10-Q
period 2020-03-31
NeuBase Therapeutics, Inc.
filed 2020-05-14
CIK 1173281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

As of May 12, 2020, 23,118,125 shares of the common stock, par value $0.0001, of the registrant were outstanding.

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

This quarterly report on Form 10-Q relates to the Company’s quarter ended March 31, 2020 and is therefore the Company’s third periodic report that includes results of operations for the combined company, including Legacy NeuBase.

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

Explanatory Note

General

As previously disclosed in the Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (the “Annual Report”), in connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended September 30, 2019, but prior to the issuance of such financial statements, the Company determined the accounting treatment and valuations pertaining to the PATrOL™ technology license acquired during the first quarter of fiscal 2019 should be modified. The Annual Report disclosed that the change in accounting treatment and valuations resulted in an increase in total operating expenses of approximately $0.9 million on the Company’s consolidated statements of operations for the fiscal year ended September 30, 2019 and a decrease in intangible assets of approximately $1.5 million on the Company’s consolidated balance sheet as of and for the fiscal year ended September 30, 2019, as well as a decrease in total operating expenses of approximately $0.3 million on the Company’s consolidated statements of operations in connection with the adjustment of the valuation of certain share-based awards for the fiscal year ended September 30, 2019.

In February 2020, in connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 and in consultation with the Audit Committee of our Board of Directors, the Company determined to restate line items in the unaudited condensed consolidated statement of operations and the unaudited condensed consolidated balance sheet as of and for the three and six months ended March 31, 2019 to reflect the foregoing changes, as set forth in this Quarterly Report on Form 10-Q.

Restatement of Unaudited Interim Period Financial Statements

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 includes unaudited condensed consolidated financial statements as of and for the three and six months ended March 31, 2020 and for the three and six months ended March 31, 2019. We have restated our unaudited condensed consolidated financial statements as of March 31, 2019 and the relevant unaudited interim financial information for the three and six months ended March 31, 2019 within this Quarterly Report on Form 10-Q.

See Note 2, Significant Accounting Policies—Restatement of Previously Issued Unaudited Financial Statements, in Item 1, Financial Statements, and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional financial information.

PART I.

ITEM 1. FINANCIAL STATEMENTS

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	September 30,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,771,948	$10,313,966
Prepaid insurance	239,731	449,583
Deferred offering costs	196,724	-
Other prepaid expenses and current assets	260,840	265,686
Total Current Assets	6,469,243	11,029,235

EQUIPMENT, net	536,014	430,995

OTHER ASSETS
Intangible assets, net	-	145,833
Investment	469,067	586,418
Long-term prepaid insurance	242,083	338,916
Total Other Assets	711,150	1,071,167

TOTAL ASSETS	$7,716,407	$12,531,397

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,664,063	$1,477,152
Accrued expenses and other current liabilities	942,611	405,599
Warrant liabilities	1,120,533	496,343
Insurance note payable	-	122,919
Total Liabilities	3,727,207	2,502,013

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2020 and September 30, 2019	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 17,080,625 and 17,077,873 shares issued and outstanding as of March 31, 2020 and September 30, 2019, respectively	1,708	1,708
Additional paid-in capital	39,871,511	37,027,875
Accumulated deficit	(35,884,019)	(27,000,199)
Total stockholders' equity	3,989,200	10,029,384

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,716,407	$12,531,397

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
		(As Restated) (Note 2)		(As Restated) (Note 2)
OPERATING EXPENSES
General and administrative	$2,739,021	$1,914,368	$5,293,701	$2,336,378
Research and development	1,616,009	33,126	2,843,695	38,002
Research and development expense- license acquired	-	-	-	1,046,965
TOTAL OPERATING EXPENSES	4,355,030	1,947,494	8,137,396	3,421,345

LOSS FROM OPERATIONS	(4,355,030)	(1,947,494)	(8,137,396)	(3,421,345)

OTHER INCOME (EXPENSE)
Interest expense	(342)	(43,614)	(1,653)	(58,251)
Change in fair value of warrant liabilities	69,944	(38,702)	(624,190)	(38,702)
Loss on disposal of fixed asset	-	-	(3,230)	-
Equity in losses on equity method investment	(92,842)	-	(117,351)	-
Total other expenses, net	(23,240)	(82,316)	(746,424)	(96,953)

NET LOSS	$(4,378,270)	$(2,029,810)	$(8,883,820)	$(3,518,298)

BASIC AND DILUTED LOSS PER SHARE	$(0.26)	$(0.33)	$(0.52)	$(0.59)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	17,075,875	6,074,600	17,073,765	5,967,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three and Six Months Ended March 31, 2020 and 2019 (As Restated) (Note 2)

(Unaudited)

	Treasury Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2019	-	$-	17,077,873	$1,708	$38,532,101	$(31,505,749)	$7,028,060
Stock-based compensation expense	-	-	-	-	1,339,410	-	1,339,410
Issuance of restricted stock for services	-	-	2,752	-	-	-	-
Net loss	-	-	-	-	-	(4,378,270)	(4,378,270)
Balance as of March 31, 2020	-	$-	17,080,625	$1,708	$39,871,511	$(35,884,019)	$3,989,200

	Treasury Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders' Equity
Balance as of September 30, 2019	-	$-	17,077,873	$1,708	$37,027,875	$(27,000,199)	$10,029,384
Stock-based compensation expense	-	-	-	-	2,843,636	-	2,843,636
Issuance of restricted stock for services	-	-	2,752	-	-	-	-
Net loss	-	-	-	-	-	(8,883,820)	(8,883,820)
Balance as of March 31, 2020	-	$-	17,080,625	$1,708	$39,871,511	$(35,884,019)	$3,989,200

	Treasury Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders' Deficit
Balance as of December 31, 2018- Restated (Note 2)	(1,401,202)	$(140)	5,727,090	$573	$1,137,512	$(1,530,440)	$(392,495)
Stock-based compensation expense	-	-	-	-	1,254,171	-	1,254,171
Issuance of restricted stock for services	-	-	1,517,792	151	1,323	-	1,474
Issuance of common stock for research and development expense- license acquired	-	-	835,625	84	(84)	-	-
Retirement of common stock	1,401,202	140	(1,401,202)	(140)	-	-	-
Cash received for prefunded warrants	-	-	-	-	10	-	10
Net loss	-	-	-	-	-	(2,029,810)	(2,029,810)
Balance as of March 31, 2019- Restated (Note 2)	-	$-	6,679,305	$668	$2,392,932	$(3,560,250)	$(1,166,650)

	Treasury Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders' Deficit
Balance as of September 30, 2018	-	$-	5,727,090	$573	$(517)	$(41,952)	$(41,896)
Stock-based compensation expense	-	-	-	-	1,547,474	-	1,547,474
Repurchase of common stock	(1,401,202)	(140)	-	-	126	-	(14)
Retirement of common stock	1,401,202	140	(1,401,202)	(140)	-	-	-
Common stock for research and development expense- license acquired	-	-	835,625	84	844,516	-	844,600
Issuance of restricted stock for services	-	-	1,517,792	151	1,323	-	1,474
Cash received for prefunded warrants	-	-	-	-	10	-	10
Net loss	-	-	-	-	-	(3,518,298)	(3,518,298)
Balance as of March 31, 2019- Restated (Note 2)	-	$-	6,679,305	$668	$2,392,932	$(3,560,250)	$(1,166,650)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31,
	2020	2019
		(As Restated) (Note 2)
Cash flows from operating activities:
Net loss	$(8,883,820)	$(3,518,298)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	2,843,636	1,547,474
Research and development expense - license acquired	-	1,046,965
Change in fair value of warrant liabilities	624,190	38,702
Depreciation and amortization	199,500	-
Loss on disposal of fixed asset	3,230	-
Equity in losses on equity method investment	117,351	-
Non-cash amortization on convertible notes	-	42,224
Non-cash interest expense on convertible notes	-	16,027
Changes in operating assets and liabilities
Other prepaid expenses and current assets	214,698	(2,531)
Long-term prepaid insurance	96,833	-
Accounts payable	186,911	418,855
Accrued expenses and other current liabilities	340,288	151,118
Net cash used in operating activities	(4,257,183)	(259,464)
Cash flows from investing activities
Purchase of laboratory and office equipment	(161,916)	(31,650)
Payment of transaction costs for licenses acquired	-	(43,463)
Cash paid for license acquired	-	(54,000)
Net cash used in investing activities	(161,916)	(129,113)
Cash flows from financing activities
Principal payment of financed insurance	(122,919)	-
Proceeds from issuance of convertible notes	-	600,000
Proceeds from issuance of common shares for services	-	1,474
Proceeds from prefunded warrant	-	10
Repurchase of common stock	-	(14)
Net (used in) provided by financing activities	(122,919)	601,470
Net (decrease) increase in cash and cash equivalents	(4,542,018)	212,893
Cash and cash equivalents, beginning of period	10,313,966	249,600
Cash and cash equivalents, end of period	$5,771,948	$462,493

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,668	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Issuance of common stock for research and development expense- licenses acquired	$-	$844,600
Fair value of warrant liability issued for research and development expense- licenses acquired	$-	$104,902
Deferred offering costs, accrued but not yet paid	$196,724	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

4

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

The NT0100 program is a PATrOL™-enabled therapeutic program being developed to target the mutant expansion in the HD messenger ribonucleic acid (“RNA”). NT0100 falls into the category of peptide nucleic acids (“PNAs”), which have the potential to be highly selective for the mutant transcript vs. the wild-type transcribed allele and the expectation to be applicable for all HD patients as it directly targets the expansion itself, and can be delivered systemically. PATrOL™-enabled drugs also have the unique ability to open RNA secondary structures and bind to either the primary nucleotide sequences or the secondary and/or tertiary structures. NeuBase believes the NT0100 program addresses an unmet need for a disease which currently has no effective therapeutics that target the core etiology of the condition. NeuBase believes there is a large opportunity in the U.S. and European markets for drugs in this space.

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended September 30, 2019 included in the Company’s Annual Report on Form 10-K (the “Annual Report”) filed with the SEC on January 10, 2020. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with U.S. GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state the Company’s financial position, results of operations and cash flows. The unaudited condensed consolidated financial statements for the interim periods are not necessarily indicative of results for the full year. The preparation of these unaudited condensed consolidated financial statements requires the Company to make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes. The Company’s actual results may differ from these estimates under different assumptions or conditions.

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s condensed consolidated financial statements relate to the valuation of share-based compensation, the valuation of licenses, the fair value of warrant liabilities and the valuation allowance of deferred tax assets resulting from net operating losses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. The Company assesses and updates estimates each period to reflect current information, such as the economic considerations related to the impact that the novel coronavirus disease (COVID-19) could have on our significant accounting estimates (see Part II, Item 1A – Risk Factors—“Our operations may be adversely affected by the coronavirus outbreak, and we face risks that could impact our business” for further discussion of the effect of the COVID-19 pandemic on our operations). Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Restatement of Previously Issued Unaudited Financial Statements

As previously disclosed in the Annual Report, the Company determined the accounting treatment and valuations pertaining to the PATrOL™ technology license acquired during the first quarter of fiscal 2019 should be modified. The Annual Report disclosed that the change in accounting treatment and valuations resulted in an increase in total operating expenses of approximately $0.9 million on the Company’s consolidated statements of operations for the fiscal year ended September 30, 2019 and a decrease in intangible assets of approximately $1.5 million on the Company’s consolidated balance sheet as of and for the fiscal year ended September 30, 2019, as well as a decrease in total operating expenses of approximately $0.3 million on the Company’s consolidated statements of operations in connection with the adjustment of the valuation of certain share-based awards for the fiscal year ended September 30, 2019.

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

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Company’s unaudited interim condensed financial statements and related disclosures as of, and for the three and six months ended March 31, 2019 previously accounted for the acquisition of the PATrOL™ technology license as the acquisition of a license and the license was capitalized as an intangible asset. The fair value of the common stock and warrant consideration transferred for the license was initially estimated using the per share price observed in Legacy NeuBase’s private placement commitments entered into with prospective investors, which was approximately $1.61 per share of Legacy NeuBase common stock. The aggregate value of the capitalized license was approximately $1.5 million.

In November 2019, the Company determined that the PATrOL™ technology license did not meet the criteria to be capitalized as it had not achieved regulatory approval, and as the PATrOL™ technology license was the only identified asset in the transaction, the consideration paid for the license should be expensed as in-process research and development. Additionally, the Company engaged a third-party valuation firm to value the Company’s common stock and warrants issued in exchange for the license and the Company identified all components of consideration transferred, including cash consideration of approximately $0.05 million and acquisition costs of approximately $0.04 million. The fair value of Legacy NeuBase common stock and warrants issued in exchange for the license was determined to be approximately $0.8 million and $0.1 million, respectively, based upon a fair value of the Company’s common stock of $1.03 per share.

The consideration paid for the license right is as follows:

Cash consideration	$54,000
Acquisition costs	43,463
Fair value of common stock	844,600
Fair value of warrant liability issued	104,902
Total consideration	$1,046,965

The correction of the accounting treatment and valuations associated with the PATrOL™ technology license resulted in a decrease in intangible assets of approximately $1.5 million at March 31, 2019 and an increase in research and development expense- license acquired of approximately $0 and $1.0 million, for the three and six months ended March 31, 2019, respectively.

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

The fair value of stock option awards granted in the six months ended March 31, 2019 were recalculated using the Black Scholes option pricing model using a per share-price of $1.03 of Legacy NeuBase common stock. The key assumptions used to estimate the fair value of the stock options granted during the six months ended March 31, 2019 included:

Six Months Ended March 31,
2019
Expected term of options (years)	5.5-6.0
Expected common stock price volatility	76%
Risk-free interest rate	2.5%
Expected dividend yield	-

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Additionally, the fair value of restricted stock granted in the three and six months ended March 31, 2019 was recalculated using a per share-price of $1.27 per share of Legacy NeuBase common stock.

The correction of the valuations and timing of recognizing the awards granted resulted in a restatement of share-based compensation expense and a net decrease of approximately $0.1 million and $0.3 million for the three and six months ended March 31, 2019.

Legacy NeuBase Common Stock Valuations

To determine the fair value of Legacy NeuBase’s common stock, the Company considered, among other things, contemporaneous valuations of the Company’s common stock, the Company’s business, financial condition and results of operations, including related industry trends affecting its operations; the likelihood of achieving a liquidity event, such as an initial public offering, or IPO, or sale, given prevailing market conditions; the lack of marketability of the Company’s common stock; the market performance of comparable publicly traded companies; and U.S. and global economic and capital market conditions.

Restated Amounts

The following tables set forth the effects of the foregoing restatement adjustments on affected line items within the Company’s previously issued unaudited statement of operations for the three and six months ended March 31, 2019, unaudited balance sheet as of March 31, 2019 and unaudited statement of cash flows for the six months ended March 31, 2019. These tables also include adjustments for certain other immaterial items including the correction of the amortization of the convertible note discount.

Statement of Operations

	For the three months ended March 31, 2019			For the six months ended March 31, 2019
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
General and administrative expenses	$2,019,087	$(104,719)	$1,914,368	$2,639,779	$(303,401)	$2,336,378
Research and development expenses	37,881	(4,755)	33,126	92,340	(54,338)	38,002
Research and development expenses- license acquired	-	-	-	-	1,046,965	1,046,965
Depreciation and amortization	18,350	(18,350)	-	18,350	(18,350)	-
Total operating expenses	2,075,318	(127,824)	1,947,494	2,750,469	670,876	3,421,345
Loss from operations	(2,075,318)	127,824	(1,947,494)	(2,750,469)	(670,876)	(3,421,345)
Interest expense	(10,298)	(33,316)	(43,614)	(14,819)	(43,432)	(58,251)
Change in fair value of warrant liabilities	-	(38,702)	(38,702)	-	(38,702)	(38,702)
Total other expenses	(10,298)	(72,018)	(82,316)	(14,819)	(82,134)	(96,953)
Net loss	$(2,085,616)	$55,806	$(2,029,810)	$(2,765,288)	$(753,010)	$(3,518,298)
Basic and diluted loss per common share (1)	$(0.32)		$(0.33)	$(0.47)		$(0.59)
Weighted average shares outstanding (1):
Basic and diluted	6,459,887		6,074,600	5,881,593		5,967,807

(1)	As previously reported, basic and diluted loss per common share has been adjusted to reflect the Ohr Acquisition.

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Balance Sheet

	March 31, 2019
	As Previously Reported	Adjustments	As Restated
Assets
Intangible assets, net	$1,471,024	$(1,471,024)	$-
Total Assets	1,967,699	(1,471,024)	496,675
Liabilities
Accounts payable	626,289	1,208	627,497
Warrant liabilities	164,429	(20,825)	143,604
Convertible notes payable	850,000	42,224	892,224
Total Liabilities	1,640,718	22,607	1,663,325
Stockholders' equity (deficit)
Additional paid-in capital (1)	3,133,553	(740,621)	2,392,932
Accumulated deficit	(2,807,240)	(753,010)	(3,560,250)
Total stockholders' equity (deficit)	326,981	(1,493,631)	(1,166,650)
Total liabilities and stockholders' equity (deficit)	$1,967,699	$(1,471,024)	$496,675

(1)	As previously reported, additional paid-in capital has been adjusted to reflect the Ohr Acquisition.

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Statement of Cash Flows

	For the six months ended March 31, 2019
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(2,765,288)	$(753,010)	$(3,518,298)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	1,807,735	(260,261)	1,547,474
Amortization of intangible assets	18,350	(18,350)	-
Research and development expense - license acquired	-	1,046,965	1,046,965
Change in fair value of warrant liabilities	-	38,702	38,702
Non-cash amortization on convertible notes	-	42,224	42,224
Non-cash interest expense on convertible notes	-	16,027	16,027
Changes in operating assets and liabilities
Prepaid expenses and other current assets	-	(2,531)	(2,531)
Accounts payable and accrued expenses	584,792	(14,819)	569,973
Net cash used in operating activities	(354,411)	94,947	(259,464)
Cash flows from investing activities
Purchase of equipment	(31,650)	-	(31,650)
Security deposit	(2,532)	2,532	-
Payment of transaction costs for licenses acquired	-	(43,463)	(43,463)
Cash paid for license acquired	-	(54,000)	(54,000)
Net cash used in investing activities	(34,182)	(94,931)	(129,113)
Cash flows from financing activities
Proceeds from convertible notes payable	600,000	-	600,000
Proceeds from common stock issued for cash	1,500	(26)	1,474
Repurchase of common stock	(14)	-	(14)
Proceeds from prefunded warrant	-	10	10
Net used in financing activities	601,486	(16)	601,470
Net decrease in cash and cash equivalents	212,893	-	212,893
Cash and cash equivalents, beginning of period	249,600	-	249,600
Cash and cash equivalents, end of period	$462,493	$-	$462,493

Non-cash investing and financing activities:
Issuance of common stock for research and development expense- licenses acquired	1,324,945	(480,345)	844,600
Fair value of warrant liability issued for research and development expense- licenses acquired	164,429	(59,527)	104,902

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

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following tables present the Company’s fair value hierarchy for its warrant liabilities measured at fair value on a recurring basis at March 31, 2020 and September 30, 2019:

	Fair Value Measurements as of March 31, 2020
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities
Warrant liabilities	$-	-	$1,120,533	$1,120,533

	Fair Value Measurements as of September 30, 2019
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities
Warrant liabilities	$-	-	$496,343	$496,343

The fair value of the warrant liabilities were determined using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the warrant liabilities:

As of March 31,
2020
Common stock price volatility	89.6% - 92.5%
Risk-free interest rate	0.23%
Remaining contractual term (years)	1.7 - 2.0
Expected dividend yield	-

The change in fair value of the warrant liabilities for the three and six months ended March 31, 2020 and 2019 is as follows:

Fair value as of September 30, 2019	$496,343
Change in fair value	694,134
Fair value as of December 31, 2019	1,190,477
Change in fair value	(69,944)
Fair value as of March 31, 2020	$1,120,533

Fair value as of September 30, 2018	$-
Warrants issued in connection with license acquired	104,902
Fair value as of December 31, 2018	104,902
Change in fair value	38,702
Fair value as of March 31, 2019	$143,604

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of March 31, 2020 and September 30, 2019, the recorded values of cash and cash equivalents, accounts payable and the insurance note payable approximate fair value due to the short-term nature of these instruments.

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

As of March 31, 2020, the Company’s leases had original terms of less than 12 months. The Company does not recognize ROU assets and lease liabilities that arise from leases with an original term of 12 months or less. Rather, the Company recognizes the lease expense on a straight-line basis over the term of the lease.

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

The following potentially dilutive securities outstanding as of March 31, 2020 and 2019 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	As of March 31,
	2020	2019
Common stock purchase options	6,506,966	3,337,406
Unvested restricted stock	3,125	1,433,472
Common stock purchase warrants	715,939	101,847
Convertible notes	-	638,138
Total	7,226,030	5,510,863

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recently Adopted Accounting Pronouncements

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

3. Liquidity

The Company has had no revenues from product sales and has incurred operating losses since inception. As of March 31, 2020, the Company had $5.8 million in cash and cash equivalents and during the six months ended March 31, 2020, incurred a loss from operations of $8.1 million and used $4.3 million of cash in operating activities.

The Company has funded its operations through the sale of common stock and the issuance of convertible notes and warrants. On April 30, 2020, the Company closed on an underwritten public offering of 6,037,500 shares of its common stock (inclusive of 787,500 shares that were sold pursuant to the underwriters’ full exercise of their option to purchase additional shares of the Company’s common stock), at a price to the public of $6.00 per share. The Company received net proceeds from the offering of approximately $33.3 million, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company

The Company expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As a result, the Company will likely need to raise additional capital through one or more of the following: issuance of additional debt or equity, or complete a licensing transaction for one or more of the Company’s pipeline assets. Management believes that it has sufficient working capital on hand to fund operations through at least the next twelve months from the date these unaudited condensed consolidated financial statements were available to be issued. There can be no assurance that the Company will be successful in acquiring additional funding, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

4. Stockholders’ Equity

Warrants

Below is a summary of the Company’s issued and outstanding warrants as of March 31, 2020:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of September 30, 2019	728,439	$20.99
Expired	(12,500)	20.00
Outstanding as of March 31, 2020	715,939	$21.01	2.02

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5. Stock-Based Compensation

As of March 31, 2020, an aggregate of 3,783,114 shares of common stock were authorized under the Company’s 2019 Stock Incentive Plan (the “2019 Plan”), subject to an “evergreen” provision that will automatically increase the maximum number of shares of common stock that may be issued under the term of the 2019 Plan. As of March 31, 2020, 701,610 common shares were available for future grants under the 2019 Plan. As of March 31, 2020, 291,667 shares of common stock were authorized under the Company’s 2016 Consolidated Stock Incentive Plan (the “2016 Plan”) and 147,041 common shares were available for future grants under the 2016 Plan.

Stock Options

Below is a table summarizing the options issued and outstanding as of and for the six months ended March 31, 2020:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Aggregate Intrinsic Value
Outstanding as of September 30, 2019	6,375,966	$2.70
Granted	136,000	6.20
Forfeited	(5,000)	7.56
Outstanding at March 31, 2020	6,506,966	$2.77	8.9	$28,977,799
Exercisable as of March 31, 2020	4,231,799	$1.34	8.7	$25,120,498

As of March 31, 2020, unrecognized compensation costs associated with the stock options of $4.9 million will be recognized over an estimated weighted-average amortization period of 1.3 years.

The weighted average grant date fair value of options granted during the six months March 31, 2020 was $4.78.

Key assumptions used to estimate the fair value of the stock options granted during the six months ended March 31, 2020 included:

Six Months ended March 31, 2020
Expected term of options (years)	7.0
Expected common stock price volatility	78% - 83.5%
Risk-free interest rate	0.9% - 1.8%
Expected dividend yield	-

Restricted Stock

A summary of the changes in the unvested restricted stock during the six months ended March 31, 2020 is as follows:

	Unvested Restricted Stock	Weighted Average Grant Date Fair Value
Unvested as of September 30, 2019	6,875	$6.24
Granted	2,752	6.36
Vested	(6,502)	6.29
Unvested as of March 31, 2020	3,125	$6.24
Total unrecognized expense remaining	$5,830
Weighted-average years expected to be recognized over	0.2

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations for the three and six months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
		Restated (Note 2)		Restated (Note 2)
General and administrative	$954,241	$1,245,414	$2,067,352	$1,534,300
Research and development	385,169	8,757	776,284	13,174
Total	$1,339,410	$1,254,171	$2,843,636	$1,547,474

6. Other Prepaid Expenses and Other Current Assets

The Company’s prepaid expenses and other current assets consisted of the following:

	March 31,	September 30,
	2020	2019
Prepaid research and development expense	$90,112	$223,510
Other prepaid expenses and other current assets	170,728	42,176
Total	$260,840	$265,686

7. Equipment

The Company’s equipment consisted of the following:

	March 31,	September 30,	Estimated
	2020	2019	useful life (in years)
Laboratory equipment	$608,666	$452,817	5
Office equipment	5,052	2,383	3
Total	613,718	455,200
Accumulated depreciation	(77,704)	(24,205)
Property, plant and equipment, net	$536,014	$430,995

Depreciation expense for the three months ended March 31, 2020 and 2019 was approximately $0.03 million and $0, respectively. Depreciation expense for the six months ended March 31, 2020 and 2019 was approximately $0.05 million and $0, respectively.

8. Intangible Assets

The Company’s intangible assets consisted of the following:

	March 31,	September 30,	Estimated useful
	2020	2019	life (in months)
Clinical trial data	$250,000	$250,000	6
Accumulated amortization	(250,000)	(104,167)
Intangible assets, net	$-	$145,833

Amortization expense for the three months ended March 31, 2020 and 2019 was approximately $0.02 million and $0, respectively. Amortization expense for the six months ended March 31, 2020 and 2019 was approximately $0.15 million and $0, respectively.

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9. Investment

The Company owns common and preferred shares of DepYmed, Inc. (“DepYmed”), which in aggregate represents approximately 16.75% ownership of DepYmed. In addition, the Company is entitled to hold two of the six seats on DepYmed’s board of directors.

The Company accounts for its investment in DepYmed common shares using the equity method of accounting and records its proportionate share of DepYmed’s net income and losses in the accompanying condensed consolidated statements of operations. Equity in losses for the three and six months ended March 31, 2020 was approximately $0.1 million in both periods.

The Company accounts for its investment in preferred shares of DepYmed at cost, less any impairment, as the Company determined the preferred stock did not have a readily determinable fair value.

As of March 31, 2020 and September 30, 2019, the carrying amount of the Company’s aggregate investment in DepYmed was $0.5 million and $0.6 million, respectively.

10. Accrued Expenses and Other Current Liabilities

The Company’s accrued expenses and other current liabilities consisted of the following:

	March 31,	September 30,
	2020	2019
Accrued compensation and benefits	$16,848	$34,625
Accrued interest	3,707	10,830
Accrued professional fees	480,923	156,919
Accrued research and development	119,296	88,553
Deferred other income	237,751	-
Other accrued expenses	84,086	114,672
Total	$942,611	$405,599

11. Commitments and Contingencies

Operating Leases

The Company leases its office and operating space under operating leases with original terms of less than 12 months and which expire at various dates through September 2020; therefore, the Company’s operating leases are not recognized as right-of-use assets on the condensed consolidated balance sheet as of March 31, 2020.

Rent expense under the Company’s operating leases totaled approximately $0.02 million and $0 for the three months ended March 31, 2020 and 2019, respectively. Rent expense under the Company’s operating leases totaled approximately $0.04 million and $0 for the six months ended March 31, 2020 and 2019, respectively.

On February 26, 2020, the Company exercised its option to extend the term of its operating lease in Pittsburgh until September 30, 2020. All terms and conditions remain the same from the current lease. Future minimum rental payments under operating leases with non-cancelable terms as of March 31, 2020 due during the year ended 2020 are approximately $0.05 million.

Litigation

The Company has become involved in certain legal proceedings and claims which arise in the normal course of business. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s results of operations, cash flows and financial position.

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

12. Subsequent Events

On April 30, 2020, the Company closed an underwritten public offering of 6,037,500 shares of its common stock (inclusive of 787,500 shares that were sold pursuant to the underwriters’ full exercise of their option to purchase additional shares of the Company’s common stock), at a price to the public of $6.00 per share. The Company received net proceeds from the offering of approximately $33.3 million, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company. The Company intends to use the net proceeds from this offering for working capital and general corporate purposes and to advance the development of its product candidates and expand its pipeline.

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

This report includes “forward-looking statements” within the meaning of Section 21E of the Exchange Act. Those statements include statements regarding the intent, belief or current expectations of the Company and its subsidiaries and our management team. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include but are not limited to those risks and uncertainties set forth in Part II, Item 1A – Risk Factors of this Quarterly Report and in Part I, Item 1A – Risk Factors of our Annual Report. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Further, these forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward-looking statements and we disclaim any intent to update forward-looking statements after the date of this report to reflect subsequent developments. Accordingly, you should also carefully consider the factors set forth in other reports or documents that we file from time to time with the SEC.

Overview

Restatement of Previously Issued Unaudited Financial Statements

We have restated certain previously reported financial information for the three and six months ended March 31, 2019 in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to information within the Results of Operations section.

See Note 2, Significant Accounting Policies—Restatement of Previously Issued Unaudited Financial Statements, in Item 1, Financial Statements, for additional information related to the restatement, including descriptions of the misstatements and the impacts on our unaudited condensed consolidated financial statements.

Recent Developments

Announcement of Positive Preclinical Data and Target Milestones

On March 31, 2020, we announced positive preclinical data from our pharmacokinetics studies in non-human primates (“NHPs”) and in vitro pharmacodynamics data in patient-derived cell lines. Our pharmacokinetics studies in NHPs demonstrated, among other things:

•	rapid uptake of our PATrOL™-enabled compound out of the body’s circulation after single-dose systemic intravenous administration, with a half-life in circulation of approximately 1.5 hours;

•	penetration by our PATrOL™-enabled compound in every organ system studied, including the central nervous system and skeletal muscle; and

•	retention of therapeutically relevant doses for greater than one week after single-dose injection.

Our pharmacodynamics studies in patient-derived cell lines demonstrated, among other things:

•	activity in engaging target disease-causing transcripts and knocking-down resultant malfunctioning mutant huntingtin (“mHTT”) protein levels preferentially over normal huntingtin (“HTT”) protein knock-down; and

•	dose-limiting toxicities were not observed relative to a control either at or above the doses demonstrating activity in human cells in vitro.

In addition, PATrOL™ enabled compounds were generally well-tolerated in vivo after systemic administration, both after single-dose administration in NHPs and multi-dose administration in mice for over a month.

We believe that the data from these studies support the advancement of the Company’s HD and DM1 programs into lead optimization and subsequent IND-enabling studies. We announced the following target milestones for our NT0100 and NT0200 programs:

NT0100 Program for HD

•	Lead candidate selection by the end of the calendar year 2020

•	Initiation of IND-enabling studies during the first half of the calendar year 2021

•	IND filing by the end of the calendar year 2021

•	Clinical data by the end of the calendar year 2022

NT0200 Program for DM1

•	Lead candidate selection during the first half of the calendar year 2021

•	Initiation of IND-enabling studies during the second half of the calendar year 2021

•	IND filing during the second half of the calendar year 2022

The intersection of the NHP pharmacokinetic data and the in vitro patient-derived pharmacodynamic data provides a roadmap to create a pipeline of therapeutic candidates which can reach target tissues of interest after systemic administration and achieve the desired activity at that dose.

Description of the Company

We are a biotechnology company focused on developing next -generation therapies to treat rare genetic diseases and cancer caused by mutant genes. Our modular peptide-nucleic acid antisense oligonucelotide (“PATrOL™”) platform is designed to improve upon current gene silencing treatments by combining the specificity of antisense oligonucleotides (“ASOs”) with the broad tissue distribution capabilities of small molecules. Given that every human disease may have a genetic component, we believe that our differentiated platform technology has the potential for broad impact. We plan to use our platform to address genetic diseases and we are initially focused on Huntington’s disease (“HD”) and myotonic dystrophy type 1 (“DM1”).

Mutated proteins resulting from errors in deoxyribonucleic acid (“DNA”) sequences cause many rare genetic diseases and cancer. DNA in each cell of the body is transcribed into pre-messenger ribonucleic acid (“mRNA”), which is then processed (spliced) into mRNA, which is exported into the cytoplasm of the cell and translated into protein. This is termed the “central dogma” of biology. Therefore, when errors in a DNA sequence occur, they are propagated to RNAs and can become a damaging protein.

We are developing ASO therapies. ASOs are short single strands of nucleic acids (traditionally thought of as single-stranded RNA molecules) which will bind to defective RNA targets in cells and inhibit their ability to be translated into defective proteins. We believe we are a leader in the discovery and development of the class of RNA-targeted ASO drugs called peptide-nucleic acids (“PNAs”). Our proprietary PATrOL™ platform allows for a more efficient discovery of drug product candidates, potentially transforming the treatment paradigm for people affected by rare genetic diseases and cancer.

The PATrOL™ platform allows for a potentially more efficient discovery of drug product candidates because of manufacturing consistency and because we are not constrained by folded regions of the target RNA molecule (secondary structures). The peptide backbone of our ASOs is rigid, and once linked together to form a series of backbone subunits, forms a single pre-organized structure.

At a more detailed level, each subunit of the peptide backbone has only a single chiral center – a point in the chemical structure where the conformation of the backbone could fluctuate – and this chiral center is locked into one conformation, and thus, is pre-organized to form only a single conformation or stereoisomer. A stereoisomer is a term used in the ASO therapeutics field to mean a string of backbone subunits with attached nucleobases that are linked together into a specific sequence that matches (complements) the target RNA sequence; however, because of the nature of the backbone subunits used, the drug assumes various conformations often with varying affinity for the target sequence. These stereoisomers often require a manufacturing step to purify the heterogeneous mixture of conformations into a more homogenous mixture or even a single conformation of the drug in order to obtain the intended therapeutic effect. Our PNAs assume only a single conformation with any constellation of nucleobases added to the backbone or any oligomer length. This backbone also has a neutral charge, as opposed to the negatively charged backbones of DNA and RNA. This neutral charge allows our ASO to open up RNAs which are folded upon themselves and bind to their target sequence. This potentially accelerates identification of drug candidates which have the desired activity.

In addition to the backbone conformational purity that allows for more efficient discovery of drug product candidates, we also have a kit of proprietary bi-facial (also known as bi-specific) nucleotides (traditional nucleotides only have a single binding face and thus are restricted to only binding single-stranded RNA targets) which can be used in any combination to access RNA secondary structures (double stranded RNA targets which are folded upon themselves) such as hairpins. This allows us to potentially access regions of the target transcript, which may be unique in secondary structure to allow enhanced selectivity for the target (mutant) RNA as compared to the normal RNA. Enhanced selectivity for mutant RNAs as compared to normal RNAs is critical as normal RNAs are likely required for effective functioning of the cell. These bi-specific nucleotides can also target genomic loci and microRNAs in their double-stranded form.

In addition to the backbone and modified nuclear bases, the platform toolkit also includes linker technology which, when added to both ends of the PNAs, allow cooperative binding between individual drug molecules once they are engaged with the target RNA to form longer and more tightly bound drugs.

The final component of the platform is a chemical moiety, which is used to decorate the peptide backbone in a proprietary manner and allows the PNAs to penetrate cell membranes and distribute throughout the body when administered systemically, including across the blood brain barrier and into the central nervous system.

This relatively simple toolkit of components forms the PATrOL™ platform and allows us to manufacture genome and transcript-specific PNAs quickly for screening.

We are currently focused on therapeutic areas in which we believe our drugs will provide the greatest benefit with a significant market opportunity. We intend to utilize our technology to build out a pipeline of custom designed therapeutics for additional high-value disease targets. We are developing several preclinical programs using our PATrOL™ platform, including the NT0100 program, targeted at HD, a repeat expansion disorder, and the NT0200 program, targeted at DM1. Preclinical studies are being conducted to evaluate the PATrOL™ platform technology and program candidates in the areas of pharmacokinetics and pharmacodynamics, and we reported results from certain of those studies in the first calendar quarter of 2020. We expect to receive additional results from certain of those studies in the second calendar quarter of 2020 and report the results thereof in the second half of calendar year 2020 in a scientific publication or a presentation at a scientific conference. In addition, the emerging pipeline of other assets that target primary and secondary RNA structure and genomic DNA allows a unique market advantage across a variety of rare diseases and oncology targets.

Using our PATrOL™ platform, we believe we can create ASOs that have distinct advantages over other chemical entities currently in the market or in development for gene silencing applications. These advantages include, among others: a backbone that has only one chiral center and thus forms only one stereoisomer; the ability of the PNA backbone to invade, open up secondary and tertiary structures (RNA molecules that interact with other RNA molecules in the cell) and bind within these double-stranded RNA in a highly selective manner; a proprietary set of engineered nucleobases that increase selectivity to specific target sequences including secondary and tertiary structures that has been licensed exclusively from Carnegie Mellon University (“CMU”); technology to allow self-assembly of our small PNAs at the RNA target to increase selectivity which has been licensed exclusively from CMU; the ability to modulate cell permeability and be broadly distributed throughout the body after systemic administration including into the brain; the lack of innate or acquired immune responses of similar PNAs in preclinical models; and potential minimal toxicity based on previous in-vivo studies in rodent models. With these advantages, our PATrOL™ platform-enabled therapies can potentially address a multitude of rare genetic diseases and cancer, among other indications.

Product Pipeline

Huntington’s Disease

HD is a devastating rare neurodegenerative disorder. After onset, symptoms such as uncontrolled movements, cognitive impairments and emotional disturbances worsen over time. HD is caused by toxic aggregation of mutant huntingtin protein, leading to progressive neuron loss in the striatum and cortex of the brain. The wildtype huntingtin gene (“HTT”) has a region in which a three-base DNA sequence, CAG, is repeated many times. When the DNA sequence CAG is repeated 26 or fewer times in this region, the resulting protein behaves normally. While the wildtype function of HTT is largely uncharacterized, the protein is known to be essential for normal brain development. When the DNA sequence CAG is repeated 40 times or more in this region, the resulting protein becomes toxic and causes HD. Every person has two copies, or alleles, of the HTT. Only one of the alleles (the “mutant” allele) needs to bear at least 40 CAG repeats for HD to occur. HD is one of many known repeat expansion disorders, which are a set of genetic disorders caused by a mutation that leads to a repeat of nucleotides exceeding the normal threshold. Current therapies for patients with HD can only manage individual symptoms. There is no approved therapy that has been shown to delay or halt disease progression. There are approximately 30,000 symptomatic patients in the U.S. and more than 200,000 at-risk of inheriting the disease globally.

NT0100 Program – PATrOL™ Enabled PNA for Huntington’s Disease

We are initially focused on HD, a fatal rare genetic repeat expansion disorder with no viable treatment options.

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

NT0200 Program – PATrOL™ Enabled PNA for Myotonic Dystrophy Type 1

Our pipeline also contains a second potentially transformative medicine, which we believe has significant potential for DM1, a severe and rare trinucleotide repeat disease. DM1 is a multisystem disorder that primarily affects skeletal and smooth muscle. DM1 is caused by expansion of a CTG trinucleotide repeat in the noncoding region of the DM1 Protein Kinase gene (DMPK), which captures and sequesters splice proteins. Sequestered splice proteins cannot then fulfill their normal functions. The diagnosis of DM1 is suspected in individuals with characteristic muscle weakness and is confirmed by molecular genetic testing of DMPK. CTG repeat length exceeding 34 repeats is abnormal. Molecular genetic testing detects pathogenic variants in nearly 100% of affected individuals. It is estimated that the global prevalence of DM1 is 1 in 20,000 individuals. The clinical candidates in development target the DM1 expanded allele with PATrOL™-enabled drug candidates to disrupt and/or open the mutant hairpin and allow release of sequestered splice proteins.

Additional Indications

In addition, we are in the process of building an early stage pipeline of other therapies that focus on the unique advantages of our technology across a variety of diseases.

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

Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 and there have been no material changes to such policies or estimates during the six months ended March 31, 2020.

Recent Accounting Pronouncements

Please refer to Note 2, Significant Accounting Policies—Recent Accounting Pronouncements, in Item 1, Financial Statements for a discussion of recent accounting pronouncements.

Results of Operations

Results of operations for the quarter ended March 31, 2020 reflect the following changes from the quarter ended March 31, 2019:

	Three Months Ended March 31,
	2020	2019	Change
OPERATING EXPENSES
General and administrative expenses	$2,739,021	$1,914,368	$824,653
Research and development expenses	1,616,009	33,126	1,582,883
TOTAL OPERATING EXPENSES	4,355,030	1,947,494	2,407,536

LOSS FROM OPERATIONS	(4,355,030)	(1,947,494)	(2,407,536)

OTHER INCOME (EXPENSE)
Interest expense	(342)	(43,614)	43,272
Change in fair value of warrant liabilities	69,944	(38,702)	108,646
Equity in losses on equity method investment	(92,842)	-	(92,842)
Total other expenses, net	(23,240)	(82,316)	59,076

NET LOSS	$(4,378,270)	$(2,029,810)	$(2,348,460)

During the quarter ended March 31, 2020, our operating loss increased by $2.4 million compared to the quarter ended March 31, 2019. Our net loss increased by $2.3 million for the quarter ended March 31, 2020, as compared to the quarter ended March 31, 2019. Until we are able to generate revenue from product sales, our management expects to continue to incur net losses.

General and Administrative Expenses

General and administrative expenses consist primarily of legal and professional fees, wages and stock-based compensation. General and administrative expenses increased by $0.8 million for the quarter ended March 31, 2020, as compared to the quarter ended March 31, 2019, primarily due to an increase in stock-based compensation expense, employee head count and need for legal and professional services.

Research and Development Expenses

Research and development expenses consist primarily of professional fees, manufacturing expenses, wages and stock-based compensation. Research and development expenses increased by $1.6 million for the quarter ended March 31, 2020, as compared to the quarter ended March 31, 2019, primarily due to an increase in stock-based compensation, employee head count and the ramp up of research and development activities.

Interest Expense

Interest expense consists primarily of interest on convertible notes and notes payable. Interest expense decreased by $0.04 million for the quarter ended March 31, 2020, as compared to the quarter ended March 31, 2019, primarily due to a decrease in outstanding convertible notes in the current period.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities reflects the changes in the fair value of outstanding warrants which is primarily driven by changes in our stock price. Change in fair value of warrant liabilities was a gain of $0.07 million for the quarter ended March 31, 2020, as compared to a loss of $0.04 million for the quarter ended March 31, 2019, due to the change in valuation of warrants acquired in the Merger with Ohr, which did not exist in the comparative prior period.

Equity in losses on equity method investment

The Company accounts for its investment in DepYmed common shares using the equity method of accounting and records its proportionate share of DepYmed’s net income and losses. Equity in losses for the three months ended March 31, 2020 was approximately $0.09 million.

Results of operations for the six months ended March 31, 2020 reflect the following changes from the six months ended March 31, 2019:

	Six Months Ended March 31,
	2020	2019	Change
OPERATING EXPENSES
General and administrative expenses	$5,293,701	$2,336,378	$2,957,323
Research and development expenses	2,843,695	38,002	2,805,693
Research and development expense- license acquired	-	1,046,965	(1,046,965)
TOTAL OPERATING EXPENSES	8,137,396	3,421,345	4,716,051

LOSS FROM OPERATIONS	(8,137,396)	(3,421,345)	(4,716,051)

OTHER EXPENSE
Interest expense	(1,653)	(58,251)	56,598
Change in fair value of warrant liabilities	(624,190)	(38,702)	(585,488)
Loss on disposal of fixed asset	(3,230)	-	(3,230)
Equity in losses on equity method investment	(117,351)	-	(117,351)
Total other expenses	(746,424)	(96,953)	(649,471)

NET LOSS	$(8,883,820)	$(3,518,298)	$(5,365,522)

During the six months ended March 31, 2020, our operating loss increased by $4.7 million compared to the six months ended March 31, 2019. Our net loss increased by $5.4 million for the six months ended March 31, 2020, as compared to the six months ended March 31, 2019. Until we are able to generate revenue from product sales, our management expects to continue to incur net losses.

General and Administrative Expenses

General and administrative expenses consist primarily of legal and professional fees, wages and stock-based compensation. General and administrative expenses increased by $3.0 million for the six months ended March 31, 2020, as compared to the six months ended March 31, 2019, primarily due to an increase in stock-based compensation expense, employee head count and need for legal and professional services.

Research and Development Expenses

Research and development expenses consist primarily of professional fees, manufacturing expenses, wages and stock-based compensation. Research and development expenses increased by $2.8 million for the six months ended March 31, 2020, as compared to the six months ended March 31, 2019, primarily due to an increase in stock-based compensation, employee head count and the ramp up of research and development activities.

Research and Development Expense- licenses acquired

Research and development expense- licenses acquired during the six months ended March 31, 2019 consists of the license acquired from CMU. Research and development expense- licenses acquired decreased by $1.0 million, for the six months ended March 31, 2020, as compared to the six months ended March 31, 2019, due to our acquisition of license rights in the 2019 period.

Interest Expense

Interest expense consists primarily of interest on convertible notes and notes payable. Interest expense decreased by $0.06 million for the six months ended March 31, 2020, as compared to the six months ended March 31, 2019, primarily due to a decrease in outstanding convertible notes in the current period.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities reflects the changes in the fair value of outstanding warrants which is primarily driven by changes in our stock price. Change in fair value of warrant liabilities was $0.62 million for the six months ended March 31, 2020, as compared to $0.04 million for the six months ended March 31, 2019, due to the change in valuation of warrants acquired in the Merger with Ohr, which did not exist in the comparative prior period.

Equity in losses on equity method investment

The Company accounts for its investment in DepYmed common shares using the equity method of accounting and records its proportionate share of DepYmed’s net income and losses. Equity in losses for the six months ended March 31, 2020 was approximately $0.12 million.

Liquidity, Capital Resources and Financial Condition

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2020, we had an accumulated deficit of $35.9 million. We are reliant, at present, upon our capital reserves for ongoing operations and have no product revenue.

Net working capital decreased from September 30, 2019 to the period ended March 31, 2020 by $5.8 million (to $2.7 million from $8.5 million) primarily due to development of our PATrOL™ platform technology and lead programs. Our cash burn for the period increased significantly compared to prior periods due to increased research and development activities. We anticipate that our cash needs in the future will increase relative to prior periods as we proceed with our research and development objectives. On April 30, 2020, the Company closed on an underwritten public offering of 6,037,500 shares of its common stock (inclusive of 787,500 shares that were sold pursuant to the underwriters’ full exercise of their option to purchase additional shares of the Company’s common stock), at a price to the public of $6.00 per share. The Company received net proceeds from the offering of approximately $33.3 million, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company.

We believe that our current cash balance, including the proceeds from our recent public offering, will provide sufficient capital to continue operations into the second quarter of calendar 2022. In particular, we expect that these funds will allow us to achieve certain milestones for our NT0100 program for HD and our NT0200 program for DM1, but we expect that we will need to obtain additional funding to obtain clinical data for our NT0100 program and to submit an IND for our NT0200 program. Despite these expectations, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. We will continue to assess our working capital requirements, and, if circumstances warrant, we will make appropriate adjustments to our operating plan. Furthermore, we are closely monitoring ongoing developments in connection with the COVID-19 pandemic, which may negatively impact our commercial prospects in fiscal 2020 and beyond. Please see Part II, Item 1A – Risk Factors—“Our operations may be adversely affected by the coronavirus outbreak, and we face risks that could impact our business” for further discussion of the effect of the COVID-19 pandemic on our operations.

At present, we have no bank line of credit or other fixed source of capital reserves. Should we need additional capital in the future, we will be primarily reliant upon private or public placement of our equity or debt securities, or a strategic transaction, for which there can be no warranty or assurance that we may be successful in such efforts. If the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. This could affect future development and business activities and potential future clinical studies and/or other future ventures. Failure to obtain additional equity or debt financing will have a material, adverse impact on the Company’s business operations. There can be no assurance that the Company will be able to obtain the needed financing to achieve its goals on acceptable terms or at all.

Cash Flow Summary

The following table summarizes selected items in our unaudited condensed consolidated statements of cash flows:

	Six Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(4,257,183)	$(259,464)
Net cash used in investing activities	(161,916)	(129,113)
Net (used in) provided by financing activities	(122,919)	601,470
Net (decrease) increase in cash and cash equivalents	$(4,542,018)	$212,893

Operating Activities

Net cash used in operating activities was approximately $4.3 million for the six months ended March 31, 2020, as compared to approximately $0.26 million for the six months ended March 31, 2019. Net cash used in operating activities in the six months ended March 31, 2020 was primarily the result of our net loss, offset by our stock-based compensation expense and the change in fair value of warrant liabilities. Net cash used in operating activities in the six months ended March 31, 2019 was primarily the result of our net loss, offset by research and development expense-licenses acquired.

Investing Activities

Net cash used in investing activities was approximately $0.16 million for the six months ended March 31, 2020, as compared to $0.13 million for the six months ended March 31, 2019. Net cash used in investing activities in the six months ended March 31, 2020 was primarily the result of purchases of laboratory equipment. Net cash used in investing activities in the six months ended March 31, 2019 was primarily the result of cash consideration and expenses paid in connection with the acquisition of the CMU License.

Financing Activities

Net cash used in financing activities was approximately $0.12 million for the six months ended March 31, 2020, as compared to net cash provided by financing activities of approximately $0.6 million for the six months ended March 31, 2019. Net cash used in financing activities for the six months ended March 31, 2020 reflects the principal payments of financed insurance. Net cash provided by financing activities for the six months ended March 31, 2019 primarily reflects the net proceeds received from the issuance of convertible notes.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2020, due to the existence of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Material Weakness in Internal Control over Financial Reporting

As previously disclosed in “Item 9A – Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, in connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended September 30, 2019, but prior to the issuance of those financial statements, our management and the audit committee of our board of directors determined that our accounting treatment and valuations pertaining to the PATrOL™ technology license acquired during the first quarter of fiscal 2019 should be modified. This change in accounting treatment resulted in an increase in total operating expenses of approximately $0.9 million on our consolidated statements of operations for the fiscal year ended September 30, 2019 and a decrease in intangible assets of approximately $1.5 million on our consolidated balance sheet as of and for the fiscal year ended September 30, 2019. In connection with the valuation adjustments to the PATrOL™ technology license, we also determined that valuations pertaining to certain share-based awards, due to their proximity to the valuation of the consideration issued in connection with the PATrOL™ license, should also be adjusted. This change in valuation to share-based awards resulted in a decrease in total operating expenses of approximately $0.3 million on our consolidated statements of operations for the fiscal year ended September 30, 2019.

In connection with such revisions, our management identified a material weakness in our internal control over financial reporting due to a lack of expertise in complex accounting transactions, the controls over which were not operating effectively to provide reasonable assurance that complex transactions were accounted for correctly. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness resulted in misstatements that were corrected in the restatement included in this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarterly period ended March 31, 2020.

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

*** Given our lack of current cash flow, we will need to raise additional capital to achieve our goals; however, it may be unavailable to us or, even if capital is obtained, may cause dilution or place significant restrictions on our ability to operate our business.

Since we will be unable to generate sufficient, if any, cash flow to fund our operations for the foreseeable future, we will need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations.

We believe that our existing balance of cash and cash equivalents will enable us to fund our operations for at least the next 12 months from the date this Quarterly Report on Form 10-Q is filed with the SEC, and ideally through the first half of calendar year 2022. In particular, we expect that these funds will allow us to achieve certain milestones for our NT0100 program for HD and our NT0200 program for DM1, but we expect that we will need to obtain additional funding to obtain clinical data for our NT0100 program and submit an IND for our NT0200 program. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Our former independent registered public accounting firm, CohnReznick LLP, indicated in their report on our financial statements for the fiscal year ended September 30, 2019 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations. A “going concern” opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives. Our ability to continue as a going concern will depend upon the availability and terms of future funding. If we are unable to achieve this goal, our business would be jeopardized and we may not be able to continue. If we cease operations, it is likely that all of our investors would lose their investment.

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

A novel strain of coronavirus, COVID-19, originated in Wuhan, China, in December 2019. The virus has spread globally and includes a significant number of cases in the U.S., Europe, and Asia. We have relationships with contract research organizations to conduct certain pre-clinical programs and testing and other services in Europe and those business operations are subject to potential business interruptions arising from protective measures that may be taken by the governmental or other agencies or governing bodies. We also conduct limited operations within Asia through third-party contract manufacturing organizations whose operations may be negatively affected by the coronavirus outbreak. In addition, certain of our collaborative relationships with academic research institutions in the United States may be materially and adversely impacted by protective measures taken by those institutions or federal and state agencies and governing bodies to restrict access to, or suspend operations at, such facilities. Such protective measures, including quarantines, travel restrictions and business shutdowns, may also negatively affect our core operations. We have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring some employees to work remotely. We have already suspended non-essential travel worldwide for our employees and are discouraging employee attendance at other gatherings. Business disruptions elsewhere in the world could also negatively affect the sources and availability of components and materials that are essential to the operation of our business in Europe, the United States and Asia.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of April 30, 2020, we had eleven full-time employees. We will rely primarily on outsourcing research, development and clinical trial activities, and manufacturing operations, as well as other functions critical to our business. We believe this approach enhances our ability to focus on our core product opportunities, allocate resources efficiently to different projects and allocate internal resources more effectively. We have filled several key open positions and are currently recruiting for a few remaining positions. However, competition for qualified personnel is intense. We may not be successful in attracting qualified personnel to fulfill our current or future needs. In the event we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of our product candidates, and may have difficulty in meeting our obligations as a public company. We do not maintain “key person” insurance on any of our employees.

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

Furthermore, because the nucleic acid therapeutics intellectual property landscape is still evolving and our product candidates have not been through clinical trials or commercialized, it is difficult to conclusively assess our freedom to operate without infringing third party rights. There are numerous companies that have pending patent applications and issued patents directed to certain aspects of nucleic acid therapeutics. We are aware of third-party competitors in the oligonucleotide therapeutics space, whose patent filings and/or issued patents may include claims directed to targets and/or products related to some of our programs. It is possible that at the time that we commercialize our products these third-party patent portfolios may include issued patent claims that cover our product candidates or critical features of their production or use. Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover, or may be alleged to cover, our product candidates or elements thereof, or methods of manufacture or use relevant to our development plans. In such cases, we may not be in a position to develop or commercialize product candidates unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms.

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

Risks Related to Our Common Stock

***The market price of our common stock is expected to be volatile

The trading price of our stock is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

●	our ability to conduct and achieve continued positive outcomes from our preclinical activities on the PATrOL™ platform and disease specific programs;
●	public health crises, pandemics and epidemics, such as a novel strain of coronavirus (COVID-19) and their effects on our preclinical activities;
●	results from, and any delays in, anticipated in-vitro or in-vivo preclinical studies;
●	contracting with third parties such as academic institutions, and various CROs who will perform such studies, or the potential lack of performance of such organizations;
●	acceptance of INDs by the FDA or similar regulatory filing by comparable foreign regulatory authorities for the conduct of clinical trials of our product candidates and our proposed design of future clinical trials;
●	clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain, so failure can occur at any time during the clinical trial process;
●	delays in publications of research findings;
●	significant lawsuits, including patent or stockholder litigation;
●	inability to obtain additional funding or funding on favorable terms;
●	failure to successfully develop and commercialize our product candidates;
●	changes in laws or regulations applicable to our product candidates;
●	inability to obtain adequate product supply for our product candidates, or the inability to do so at acceptable prices or in an acceptable timeframe;
●	unanticipated serious safety concerns related to our PATrOL™ platform or any of our product candidates;
●	adverse regulatory decisions;
●	introduction of new products or technologies by our competitors;
●	adverse events or results for our competitors or our product candidate target areas that could generally adversely affect us our or our industry;
●	failure to meet or exceed drug development or financial projections we provide to the public;
●	failure to meet or exceed the estimates, expectations and projections of the investment community and our stockholders;
●	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our licensed and owned technologies;
●	additions or departures of key scientific or management personnel;
●	changes in the market valuations of similar companies;
●	general economic and market conditions and overall fluctuations in the U.S. equity market;
●	sales of our common stock by us or our stockholders in the future;
●	trading volume of our common stock;
●	period-to-period fluctuations in our financial results;
●	any identified material weakness in our internal control over financial reporting;
●	changes in the structure of health care payments;
●	changes in the Nasdaq listing of our stock; and
●	recommendations of equity analysts covering our stock.

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

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (the “Annual Report”), in connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended September 30, 2019, but prior to the issuance of such financial statements, the Company determined the accounting treatment and valuations pertaining to the PATrOL™ technology license acquired during the first quarter of fiscal 2019 should be modified. The Annual Report disclosed that the change in accounting treatment and valuations resulted in an increase in total operating expenses of approximately $0.9 million on the Company’s consolidated statements of operations for the fiscal year ended September 30, 2019 and a decrease in intangible assets of approximately $1.5 million on the Company’s consolidated balance sheet as of and for the fiscal year ended September 30, 2019, as well as a decrease in total operating expenses of approximately $0.3 million on the Company’s consolidated statements of operations in connection with the adjustment of the valuation of certain share-based awards for the fiscal year ended September 30, 2019. If we are required to restate any of our financial statements in the future due to our inability to adequately remedy the issues that gave rise to these modifications or for any other reason, we may be subject to regulatory penalties and investors could lose confidence in the accuracy and completeness of our financial statements, which could cause our share price to decline.

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

In connection with an evaluation of the effectiveness of our disclosure controls and procedures and any changes in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2020 due to a material weakness in our internal control over financial reporting regarding complex accounting transactions. As a result, certain remediation actions have been recommended and we are in the process of implementing them, but our remediation efforts are not complete and are ongoing. Further remediation efforts may place a significant burden on management and add increased pressure to our financial resources and processes. As a result, we may not be successful in making the improvements necessary to identify or remediate additional control deficiencies identified by management, including material weaknesses, or be able to do so in a timely manner, in the future.

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

*** We restated our previously issued unaudited financial statements for the three and six months ended March 31, 2019 in this Quarterly Report on Form 10-Q. As a result, and if we identify errors in our financial reporting in the future that require us to restate other previously issued financial statements, such restatements may subject us to unanticipated costs or regulatory penalties and could cause investors to lose confidence in the accuracy and completeness of our financial statements, which could cause the price of our common stock to decline.

As discussed in the Explanatory Note and Note 2, Significant Accounting Policies—Restatement of Previously Issued Unaudited Financial Statements, in Item 1, Financial Statements in this Quarterly Report on Form 10-Q, we restated our unaudited condensed consolidated financial statements and related disclosures for the three and six months ended March 31, 2019 in this Quarterly Report on Form 10-Q, following the identification of misstatements therein in connection with the preparation of our financial statements for the quarterly period ended December 31, 2019. The misstatements are quantitatively material to the period presented in such prior financial statements, and we determined that it would be appropriate to correct the misstatements in such previously issued interim financial statements by restating such financial statements. We may be subject to unanticipated costs and regulatory penalties and investors could lose confidence in the accuracy and completeness of our financial statements, which could cause our share price to decline, due to the restatement contained in this Quarterly Report and if we are required to restate any of our other financial statements in the future.

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

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (the “Annual Report”), in connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended September 30, 2019, but prior to the issuance of such financial statements, the Company determined the accounting treatment and valuations pertaining to the PATrOL™ technology license acquired during the first quarter of fiscal 2019 should be modified. The Annual Report disclosed that the change in accounting treatment and valuations resulted in an increase in total operating expenses of approximately $0.9 million on the Company’s consolidated statements of operations for the fiscal year ended September 30, 2019 and a decrease in intangible assets of approximately $1.5 million on the Company’s consolidated balance sheet as of and for the fiscal year ended September 30, 2019, as well as a decrease in total operating expenses of approximately $0.3 million on the Company’s consolidated statements of operations in connection with the adjustment of the valuation of certain share-based awards for the fiscal year ended September 30, 2019. In addition, on February 12, 2020, we dismissed our former independent registered public accounting firm. Accordingly, we were unable to complete the compilation, analysis and review of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 until after the deadline for such filing.

As a result of our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, we are currently ineligible to file new short form registration statements on Form S-3, and, absent a waiver of the Form S-3 eligibility requirements, we will no longer be permitted to use our existing registration statements on Form S-3 upon the earlier to occur of the expiration of such registration statements on Form S-3, the filing of our Annual Report on Form 10-K for the fiscal year ending September 30, 2020 or the occurrence of a fundamental change which would require a post-effective amendment to any such registration statements pursuant to Item 512 of Regulation S-K and Section 10(a)(3) of the Securities Act. As a consequence, we might not be permitted to sell all of the amount of common stock we could otherwise sell prior to such time, subject to the limits of General Instruction I.B.6 of Form S-3, which could adversely affect our ability to run our operations and progress our clinical and product development programs. We will not be permitted to conduct an “at the market offering” absent an effective primary registration statement on Form S-3.

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

Absent a waiver of the Form S-3 eligibility requirements and assuming we continue to timely file our required Exchange Act reports, the earliest we would regain the ability to file a new registration statement on Form S-3 is April 1, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit
2.1+	Agreement and Plan of Merger and Reorganization, dated as of January 2, 2019, by and among Ohr Pharmaceutical, Inc., Ohr Acquisition Corp. and NeuBase Therapeutics, Inc.	8-K	001-35963	1/3/2019	2.1

2.2	First Amendment to the Agreement and Plan of Merger and Reorganization, dated as of June 27, 2019, by and among Ohr Pharmaceutical, Inc., Ohr Acquisition Corp. and NeuBase Therapeutics, Inc.	8-K	001-35963	7/3/2019	2.1

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-35963	7/12/2019	3.1

3.2	Amended and Restated Bylaws of the Company.	8-K	001-35963	9/23/2019	3.1

4.1	Form of Consulting Warrants.	10-Q	001-35963	8/15/2011	10.21

4.2	Form of Series A Warrant issued to investors pursuant to the Securities Purchase Agreement, dated December 7, 2016, by and among Ohr Pharmaceutical, Inc. and the purchasers listed therein.	8-K	001-35963	12/8/2016	4.1

4.3	Form of Warrant issued to investors pursuant to the Securities Purchase Agreement, dated as of April 5, 2017, by and among Ohr Pharmaceutical, Inc. and the purchasers listed therein.	8-K	001-35963	4/6/2017	4.1

4.4	Form of Common Stock Certificate.	S-8	333-233346	8/16/2019	4.17

10.1	Lease Extension to Sublease Agreement, dated as of February 26, 2020, by and between NeuBase Therapeutics, Inc. and StartUptown dba Avenu.	10-Q	001-35963	3/26/2020	10.1

10.2	Underwriting Agreement, dated as of April 28, 2020, by and between NeuBase Therapeutics, Inc. and Oppenheimer & Co. Inc. and BTIG, LLC, as representatives of the underwriters named therein.	8-K	001-35963	4/29/2020	1.1

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	All schedules and exhibits to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NeuBase Therapeutics, Inc.

Date: May 14, 2020	/s/ Sam Backenroth
Sam Backenroth
Chief Financial Officer
(Principal Financial and Accounting Officer)

