Form 10-Q
period 2020-06-30
NeuBase Therapeutics, Inc.
filed 2020-08-13
CIK 1173281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____.

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

As of August 12, 2020, 23,122,353 shares of the common stock, par value $0.0001, of the registrant were outstanding.

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

This quarterly report on Form 10-Q relates to the Company’s quarter ended June 30, 2020 and is therefore the Company’s fourth periodic report that includes results of operations for the combined company, including Legacy NeuBase.

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

PART I.

ITEM 1. FINANCIAL STATEMENTS

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	September 30,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$35,924,756	$10,313,966
Prepaid insurance	676,515	449,583
Other prepaid expenses and current assets	287,116	265,686
Total Current Assets	36,888,387	11,029,235

EQUIPMENT, net	705,798	430,995

OTHER ASSETS
Intangible assets, net	-	145,833
Investment	367,829	586,418
Long-term prepaid insurance	193,666	338,916
Total Other Assets	561,495	1,071,167

TOTAL ASSETS	$38,155,680	$12,531,397

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,310,468	$1,477,152
Accrued expenses and other current liabilities	434,974	405,599
Warrant liabilities	1,405,817	496,343
Insurance note payable	320,424	122,919
Total Liabilities	3,471,683	2,502,013

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2020 and September 30, 2019	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 23,120,196 and 17,077,873 shares issued and outstanding as of June 30, 2020 and September 30, 2019, respectively	2,312	1,708
Additional paid-in capital	74,365,592	37,027,875
Accumulated deficit	(39,683,907)	(27,000,199)
Total stockholders' equity	34,683,997	10,029,384

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$38,155,680	$12,531,397

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
OPERATING EXPENSES
General and administrative	$2,331,283	$1,655,189	$7,624,984	$3,991,567
Research and development	1,492,881	305,204	4,336,576	343,206
Research and development expense- license acquired	-	-	-	1,046,965
TOTAL OPERATING EXPENSES	3,824,164	1,960,393	11,961,560	5,381,738

LOSS FROM OPERATIONS	(3,824,164)	(1,960,393)	(11,961,560)	(5,381,738)

OTHER INCOME (EXPENSE)
Interest expense	(1,573)	(60,944)	(3,226)	(119,195)
Change in fair value of warrant liabilities	(285,284)	(13,240)	(909,474)	(51,942)
Loss on disposal of fixed asset	-	-	(3,230)	-
Equity in losses on equity method investment	(101,238)	-	(218,589)	-
Other income	412,371	-	412,371	-
Total other income (expenses), net	24,276	(74,184)	(722,148)	(171,137)

NET LOSS	$(3,799,888)	$(2,034,577)	$(12,683,708)	$(5,552,875)

BASIC AND DILUTED LOSS PER SHARE	$(0.18)	$(0.38)	$(0.69)	$(0.96)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	21,193,387	5,328,767	18,441,961	5,754,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended June 30, 2020 and 2019

(Unaudited)

	Treasury Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders' Equity
Balance as of March 31, 2020	-	$-	17,080,625	$1,708	$39,871,511	$(35,884,019)	$3,989,200
Stock-based compensation expense	-	-	-	-	1,210,715	-	1,210,715
Issuance of common stock, net of issuance costs	-	-	6,037,500	604	33,283,366	-	33,283,970
Issuance of restricted stock for services	-	-	2,071	-	-	-	-
Net loss	-	-	-	-	-	(3,799,888)	(3,799,888)
Balance as of June 30, 2020	-	$-	23,120,196	$2,312	$74,365,592	$(39,683,907)	$34,683,997

	Treasury Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders' Equity
Balance as of September 30, 2019	-	$-	17,077,873	$1,708	$37,027,875	$(27,000,199)	$10,029,384
Stock-based compensation expense	-	-	-	-	4,054,351	-	4,054,351
Issuance of common stock, net of issuance costs	-	-	6,037,500	604	33,283,366	-	33,283,970
Issuance of restricted stock for services	-	-	4,823	-	-	-	-
Net loss	-	-	-	-	-	(12,683,708)	(12,683,708)
Balance as of June 30, 2020	-	$-	23,120,196	$2,312	$74,365,592	$(39,683,907)	$34,683,997

	Treasury Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders' Deficit
Balance as of March 31, 2019	-	$-	6,679,305	$668	$2,392,932	$(3,560,250)	$(1,166,650)
Stock-based compensation expense	-	-	-	-	819,568	-	819,568
Net loss	-	-	-	-	-	(2,034,577)	(2,034,577)
Balance as of June 30, 2019	-	$-	6,679,305	$668	$3,212,500	$(5,594,827)	$(2,381,659)

	Treasury Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders' Deficit
Balance as of September 30, 2018	-	$-	5,727,090	$573	$(517)	$(41,952)	$(41,896)
Stock-based compensation expense	-	-	-	-	2,367,042	-	2,367,042
Repurchase of common stock	(1,401,202)	(140)	-	-	126	-	(14)
Retirement of common stock	1,401,202	140	(1,401,202)	(140)	-	-	-
Common stock for research and development expense- license acquired	-	-	835,625	84	844,516	-	844,600
Issuance of restricted stock for services	-	-	1,517,792	151	1,323	-	1,474
Cash received for prefunded warrants	-	-	-	-	10	-	10
Net loss	-	-	-	-	-	(5,552,875)	(5,552,875)
Balance as of June 30, 2019	-	$-	6,679,305	$668	$3,212,500	$(5,594,827)	$(2,381,659)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(12,683,708)	$(5,552,875)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	4,054,351	2,367,042
Research and development expense - license acquired	-	1,046,965
Change in fair value of warrant liabilities	909,474	51,942
Depreciation and amortization	230,715	8,820
Loss on disposal of fixed asset	3,230	-
Equity in losses on equity method investment	218,589	-
Non-cash amortization on convertible notes	-	88,587
Non-cash interest expense on convertible notes	-	30,155
Changes in operating assets and liabilities
Prepaid insurance, other prepaid expenses and current assets	117,068	(254,046)
Long-term prepaid insurance	145,250	-
Accounts payable	(166,684)	1,611,444
Accrued expenses and other current liabilities	29,375	207,187
Net cash used in operating activities	(7,142,340)	(394,779)
Cash flows from investing activities
Purchase of laboratory and office equipment	(362,915)	(281,917)
Payment of transaction costs for licenses acquired	-	(43,463)
Cash paid for license acquired	-	(54,000)
Net cash used in investing activities	(362,915)	(379,380)
Cash flows from financing activities
Principal payment of financed insurance	(167,925)	(8,814)
Proceeds from issuance of stock, net of issuance costs	33,283,970	-
Proceeds from issuance of convertible notes	-	600,000
Proceeds from issuance of common shares for services	-	1,474
Proceeds from prefunded warrant	-	10
Repurchase of common stock	-	(14)
Net cash provided by financing activities	33,116,045	592,656
Net increase (decrease) in cash and cash equivalents	25,610,790	(181,503)
Cash and cash equivalents, beginning of period	10,313,966	249,600
Cash and cash equivalents, end of period	$35,924,756	$68,097

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,244	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Issuance of common stock for research and development expense- licenses acquired	$-	$844,600
Fair value of warrant liability issued for research and development expense- licenses acquired	$-	$104,902
Insurance financed through note payable	$365,430	$90,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of Business

NeuBase Therapeutics, Inc. (together with its subsidiaries, the “Company” or “NeuBase”) is developing a modular peptide-nucleic acid antisense oligonucleotide (“PATrOL™”) platform to address genetic diseases caused by mutant proteins, with a single, cohesive approach. The systemically-deliverable PATrOL™ therapies are designed to improve upon current gene silencing treatments by combining the advantages of synthetic approaches with the precision of antisense technologies. NeuBase plans to use its platform to address genetic diseases, with an initial focus on Huntington’s Disease (“HD”) and Myotonic Dystrophy Type 1 (“DM1”), as well as other genetic disorders and cancer.

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

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present the Company’s fair value hierarchy for its warrant liabilities measured at fair value on a recurring basis at June 30, 2020 and September 30, 2019:

	Fair Value Measurements as of June 30, 2020
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities
Warrant liabilities	$-	-	1,405,817	$1,405,817

	Fair Value Measurements as of September 30, 2019
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities
Warrant liabilities	$-	-	496,343	$496,343

The fair value of the warrant liabilities were determined using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the warrant liabilities:

As of June 30,
2020
Remaining contractual term (years)	1.5- 1.8
Common stock price volatility	87.9% - 89.8%
Risk-free interest rate	0.16%
Expected dividend yield	-

The change in fair value of the warrant liabilities for the three and nine months ended June 30, 2020 and 2019 is as follows:

Fair value as of September 30, 2019	$496,343
Change in fair value	694,134
Fair value as of December 31, 2019	1,190,477
Change in fair value	(69,944)
Fair value as of March 31, 2020	$1,120,533
Change in fair value	285,284
Fair value as of June 30, 2020	$1,405,817

Fair value as of September 30, 2018	$-
Warrants issued in connection with license acquired	104,902
Fair value as of December 31, 2018	104,902
Change in fair value	38,702
Fair value as of March 31, 2019	$143,604
Change in fair value	13,240
Fair value as of June 30, 2019	$156,844

As of June 30, 2020 and September 30, 2019, the recorded values of cash and cash equivalents, accounts payable and the insurance note payable approximate fair value due to the short-term nature of these instruments.

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

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

As of June 30, 2020, the Company’s leases had original terms of less than 12 months. The Company does not recognize ROU assets and lease liabilities that arise from leases with an original term of 12 months or less. Rather, the Company recognizes the lease expense on a straight-line basis over the term of the lease.

Other Income

During the three and nine months ended June 30, 2020, the Company recognized $0.4 million of other income associated with a license of certain clinical trial data to a third party.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per share includes the dilutive effect, if any, from the potential exercise or conversion of securities, such as convertible debt, warrants and stock options that would result in the issuance of incremental shares of common stock. In computing the basic and diluted net loss per share applicable to common stockholders, the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation as the impact is anti-dilutive.

The following potentially dilutive securities outstanding as of June 30, 2020 and 2019 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	As of June 30,
	2020	2019
Common stock purchase options	6,514,466	3,337,406
Unvested restricted stock	1,250	1,307,001
Common stock purchase warrants	715,939	101,847
Convertible notes	-	613,276
	7,231,655	5,359,530

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

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

3. Liquidity

The Company has had no revenues from product sales and has incurred operating losses since inception. As of June 30, 2020, the Company had $35.9 million in cash and cash equivalents and during the nine months ended June 30, 2020, incurred a loss from operations of $12.0 million and used $7.1 million of cash in operating activities.

The Company has historically funded its operations through the sale of common stock and the issuance of convertible notes and warrants. The Company expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As a result, the Company will likely need to raise additional capital through one or more of the following: issuance of additional debt or equity, or complete a licensing transaction for one or more of the Company’s pipeline assets. Management believes that it has sufficient working capital on hand to fund operations through at least the next twelve months from the date these unaudited condensed consolidated financial statements were available to be issued. There can be no assurance that the Company will be successful in acquiring additional funding, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

4. Stockholders’ Equity

Common Stock Offering

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

Warrants

Below is a summary of the Company’s issued and outstanding warrants as of June 30, 2020:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of September 30, 2019	728,439	$20.99
Expired	(12,500)	20.00
Outstanding as of June 30, 2020	715,939	$21.01	1.77

5. Stock-Based Compensation

As of June 30, 2020, an aggregate of 3,783,114 shares of common stock were authorized under the Company’s 2019 Stock Incentive Plan (the “2019 Plan”), subject to an “evergreen” provision that will automatically increase the maximum number of shares of common stock that may be issued under the term of the 2019 Plan. As of June 30, 2020, 692,039 common shares were available for future grants under the 2019 Plan. As of June 30, 2020, 291,667 shares of common stock were authorized under the Company’s 2016 Consolidated Stock Incentive Plan (the “2016 Plan”) and 147,041 common shares were available for future grants under the 2016 Plan.

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations for the three and nine months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
General and administrative	$847,921	$814,657	$2,915,273	$2,348,957
Research and development	362,794	4,911	1,139,078	18,085
Total	$1,210,715	$819,568	$4,054,351	$2,367,042

Stock Options

Below is a table summarizing the options issued and outstanding as of and for the nine months ended June 30, 2020:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Aggregate Intrinsic Value
Outstanding as of September 30, 2019	6,375,966	$2.70
Granted	148,500	6.41
Forfeited	(10,000)	7.23
Outstanding at June 30, 2020	6,514,466	$2.78	8.7	$39,565,558
Exercisable as of June 30, 2020	4,331,730	1.43	8.5	32,306,881

As of June 30, 2020, unrecognized compensation costs associated with the stock options of $3.7 million will be recognized over an estimated weighted-average amortization period of 1.1 years.

The weighted average grant date fair value of options granted during the nine months June 30, 2020 was $4.67.

Key assumptions used to estimate the fair value of the stock options granted during the nine months ended June 30, 2020 included:

Nine Months ended June 30, 2020
Expected term of options (years)	6.1 - 7.0
Expected common stock price volatility	78% - 84.3%
Risk-free interest rate	0.3% - 1.8%
Expected dividend yield	-

Restricted Stock

A summary of the changes in the unvested restricted stock during the nine months ended June 30, 2020 is as follows:

	Unvested Restricted Stock	Weighted Average Grant Date Fair Value Price
Unvested as of September 30, 2019	6,875	$6.24
Granted	4,823	6.36
Vested	(10,448)	6.28
Unvested as of June 30, 2020	1,250	$6.24
Total unrecognized expense remaining	$1,035
Weighted-average years expected to be recognized over	0.1

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6. Other Prepaid Expenses and Other Current Assets

The Company’s prepaid expenses and other current assets consisted of the following:

	June 30,	September 30,
	2020	2019
Prepaid research and development expense	$-	$223,510
Other income receivable	174,620	-
Other prepaid expenses and other current assets	112,496	42,176
Total	$287,116	$265,686

At June 30, 2020, the Company recognized a receivable associated with the income from a license of certain clinical trial data to a third party.

7. Equipment

The Company’s equipment consisted of the following:

	June 30,	September 30,	Estimated
	2020	2019	useful life (in years)
Laboratory equipment	$809,665	$452,817	5
Office equipment	5,052	2,383	3
Total	814,717	455,200
Accumulated depreciation	(108,919)	(24,205)
Property, plant and equipment, net	$705,798	$430,995

Depreciation expense for the three months ended June 30, 2020 and 2019 was approximately $0.03 million and $0.01 million, respectively. Depreciation expense for the nine months ended June 30, 2020 and 2019 was approximately $0.08 million and $.01 million, respectively.

8. Intangible Assets

The Company’s intangible assets consisted of the following:

	June 30,	September 30,	Estimated useful
	2020	2019	life (in months)
Clinical trial data	$250,000	$250,000	6
Accumulated amortization	(250,000)	(104,167)
Intangible assets, net	$-	$145,833

Amortization expense for the three months ended June 30, 2020 and 2019 was $0. Amortization expense for the nine months ended June 30, 2020 and 2019 was approximately $0.15 million and $0, respectively.

9. Investment

The Company owns common and preferred shares of DepYmed, Inc. (“DepYmed”), which in aggregate represents approximately 14.84% ownership of DepYmed. In addition, the Company is entitled to hold two of the six seats on DepYmed’s board of directors.

The Company accounts for its investment in DepYmed common shares using the equity method of accounting and records its proportionate share of DepYmed’s net income and losses in the accompanying condensed consolidated statements of operations. Equity in losses for the three and nine months ended June 30, 2020 was approximately $0.1 million and $0.2 million, respectively.

The Company accounts for its investment in preferred shares of DepYmed at cost, less any impairment, as the Company determined the preferred stock did not have a readily determinable fair value.

As of June 30, 2020 and September 30, 2019, the carrying amount of the Company’s aggregate investment in DepYmed was $0.4 million and $0.6 million, respectively.

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10. Accrued Expenses and Other Current Liabilities

The Company’s accrued expenses and other current liabilities consisted of the following:

	June 30,	September 30,
	2020	2019
Accrued compensation and benefits	$20,035	$34,625
Accrued interest	3,707	10,830
Accrued professional fees	158,945	156,919
Accrued research and development	177,877	88,553
Other accrued expenses	74,410	114,672
Total	$434,974	$405,599

11. Commitments and Contingencies

Operating Leases

The Company leases its office and operating space under operating leases with original terms of less than 12 months and which expire at various dates through September 2020; therefore, the Company’s operating leases are not recognized as right-of-use assets on the condensed consolidated balance sheet as of June 30, 2020.

Rent expense under the Company’s operating leases totaled approximately $0.03 million and $0.01 million for the three months ended June 30, 2020 and 2019, respectively. Rent expense under the Company’s operating leases totaled approximately $0.07 million and $0.01 million for the nine months ended June 30, 2020 and 2019, respectively.

On February 26, 2020, the Company exercised its option to extend the term of its operating lease in Pittsburgh until September 30, 2020. All terms and conditions remain the same from the current lease. Future minimum rental payments under operating leases with non-cancelable terms as of June 30, 2020 due during the year ended September 2020 are approximately $0.02 million.

Litigation

The Company has become involved in certain legal proceedings and claims which arise in the normal course of business. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s results of operations, cash flows and financial position.

On February 14, 2018, plaintiff Jeevesh Khanna, commenced an action in the Southern District of New York, against Ohr and several current and former officers and directors of Ohr, alleging that they violated federal securities laws between June 24, 2014 and January 4, 2018. On August 7, 2018, the lead plaintiffs, now George Lehman and Insured Benefit Plans, Inc., filed an amended complaint, stating the class period to be April 8, 2014 through January 4, 2018. The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, they seek to maintain the action as a class action and to recover damages on behalf of themselves and other persons who purchased or otherwise acquired Ohr common stock during the putative class period and purportedly suffered financial harm as a result. The Company and the individuals dispute these claims and intend to defend the matter vigorously. On September 17, 2018, Ohr filed a motion to dismiss the complaint. On September 20, 2019, the Court entered an order granting the defendants’ motion to dismiss. On October 23, 2019, the plaintiffs filed a notice of appeal of that order dismissing the action and other related orders by the Court, and the plaintiffs filed their appellate brief with respect to such matters with the Court on February 5, 2020. Scheduled briefing on plaintiffs’ appeal has concluded, and oral argument is calendared for September 21, 2020. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm the Company’s business and the value of its common stock.

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

Description of the Company

We are a biotechnology company focused on developing next-generation therapies to treat rare genetic diseases and cancer caused by mutant genes. Our modular peptide-nucleic acid antisense oligonucelotide (“PATrOL™”) platform is designed to improve upon current gene silencing treatments by combining the specificity of antisense oligonucleotides (“ASOs”) with the broad tissue distribution capabilities of small molecules. Given that every human disease may have a genetic component, we believe that our differentiated platform technology has the potential for broad impact. We plan to use our platform to address genetic diseases and we are initially focused on Huntington’s disease (“HD”) and myotonic dystrophy type 1 (“DM1”).

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

At a more detailed level, each subunit of the peptide backbone has only a single chiral center – a point in the chemical structure where the conformation of the backbone could fluctuate – and this chiral center is locked into one conformation, and thus, is pre-organized to form only a single conformation or stereoisomer. A stereoisomer is a term used in the ASO therapeutics field to mean a string of backbone subunits with attached nucleobases that are linked together into a specific sequence that matches (complements) the target RNA sequence; however, because of the nature of the backbone subunits used, the drug assumes various conformations often with varying affinity for the target sequence. These stereoisomers often require a manufacturing step to purify the heterogeneous mixture of conformations into a more homogenous mixture or even a single conformation of the drug in order to obtain the intended therapeutic effect. Our PNAs assume predominantly a single conformation with any constellation of nucleobases added to the backbone or any oligomer length. This backbone also has a neutral charge, as opposed to the negatively charged backbones of DNA and RNA. This neutral charge allows our ASO to open up RNAs which are folded upon themselves and bind to their target sequence. This potentially accelerates identification of drug candidates which have the desired activity.

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

We are currently focused on therapeutic areas in which we believe our drugs will provide the greatest benefit with a significant market opportunity. We intend to utilize our technology to build out a pipeline of custom designed therapeutics for additional high-value disease targets. We are developing several preclinical programs using our PATrOL™ platform, including the NT0100 program, targeted at HD, a repeat expansion disorder, and the NT0200 program, targeted at DM1. Preclinical studies are being conducted to evaluate the PATrOL™ platform technology and program candidates in the areas of pharmacokinetics, pharmacodynamics, and safety, and we reported results from certain of those studies in the first calendar quarter of 2020. We expect to report the results of certain additional studies in the fourth quarter of calendar year 2020 via press release or in a scientific publication or presentation at a scientific conference. In addition, the emerging pipeline of other assets that target primary and secondary RNA structure and genomic DNA allows a unique market advantage across a variety of rare diseases and oncology targets.

Using our PATrOL™ platform, we believe we can create ASOs that have distinct advantages over other chemical entities currently in the market or in development for gene silencing applications. These advantages include, among others: a backbone that has only one chiral center and thus forms predominantly only one stereoisomer; the ability of the PNA backbone to invade, open up secondary and tertiary structures (RNA molecules that interact with other RNA molecules in the cell) and bind within these double-stranded RNA in a highly selective manner; a proprietary set of engineered nucleobases that increase selectivity to specific target sequences including secondary and tertiary structures that has been licensed exclusively from Carnegie Mellon University (“CMU”); technology to allow self-assembly of our small PNAs at the RNA target to increase selectivity which has been licensed exclusively from CMU; the ability to modulate cell permeability and be broadly distributed throughout the body after systemic administration including into the brain; the lack of innate or acquired immune responses of similar PNAs in preclinical models; and potential minimal toxicity based on previous in-vivo studies in rodent models. With these advantages, our PATrOL™ platform-enabled therapies can potentially address a multitude of rare genetic diseases and cancer, among other indications.

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

NT0200 Program – PATrOL™ Enabled PNA for Myotonic Dystrophy Type 1

Our pipeline also contains a second potentially transformative medicine, which we believe has significant potential for DM1, a severe and rare trinucleotide repeat disease. DM1 is a multisystem disorder that primarily affects skeletal and smooth muscle. DM1 is caused by expansion of a CTG trinucleotide repeat in the noncoding region of the DM1 Protein Kinase gene (DMPK), which captures and sequesters splice proteins. Sequestered splice proteins cannot then fulfill their normal functions. The diagnosis of DM1 is suspected in individuals with characteristic muscle weakness and is confirmed by molecular genetic testing of DMPK. CTG repeat length exceeding 34 repeats is abnormal. Molecular genetic testing detects pathogenic variants in nearly 100% of affected individuals. It is estimated that the global prevalence of DM1 is 1 in 20,000 individuals. Our development strategy targets the DM1 expanded allele with PATrOL™-enabled drug candidates to disrupt and/or open the mutant hairpin and allow release of sequestered splice proteins.

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

Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 and there have been no material changes to such policies or estimates during the nine months ended June 30, 2020.

Recent Accounting Pronouncements

Please refer to Note 2, Significant Accounting Policies—Recent Accounting Pronouncements, in Item 1, Financial Statements for a discussion of recent accounting pronouncements.

Results of Operations

Results of operations for the quarter ended June 30, 2020 reflect the following changes from the quarter ended June 30, 2019:

	Three Months Ended June 30,
	2020	2019	Change
OPERATING EXPENSES
General and administrative expenses	$2,331,283	$1,655,189	$676,094
Research and development expenses	1,492,881	305,204	1,187,677
TOTAL OPERATING EXPENSES	3,824,164	1,960,393	1,863,771
LOSS FROM OPERATIONS	(3,824,164)	(1,960,393)	(1,863,771)
OTHER INCOME (EXPENSE)
Interest expense	(1,573)	(60,944)	59,371
Change in fair value of warrant liabilities	(285,284)	(13,240)	(272,044)
Equity in losses on equity method investment	(101,238)	-	(101,238)
Other income	412,371	-	412,371
Total income (expenses), net	24,276	(74,184)	98,460
NET LOSS	$(3,799,888)	$(2,034,577)	$(1,765,311)

During the quarter ended June 30, 2020, our operating loss increased by $1.9 million compared to the quarter ended June 30, 2019. Our net loss increased by $1.8 million for the quarter ended June 30, 2020, as compared to the quarter ended June 30, 2019. Until we are able to generate revenue from product sales, our management expects to continue to incur net losses.

General and Administrative Expenses

General and administrative expenses consist primarily of legal and professional fees, wages and stock-based compensation. General and administrative expenses increased by $0.7 million for the quarter ended June 30, 2020, as compared to the quarter ended June 30, 2019, primarily due to an increase in stock-based compensation expense, employee head count and need for legal and professional services.

Research and Development Expenses

Research and development expenses consist primarily of professional fees, research, development, and manufacturing expenses, and wages and stock-based compensation. Research and development expenses increased by $1.2 million for the quarter ended June 30, 2020, as compared to the quarter ended June 30, 2019, primarily due to an increase in stock-based compensation, employee head count and the ramp up of research and development activities.

Interest Expense

Interest expense consists primarily of interest on convertible notes and notes payable. Interest expense decreased by $0.06 million for the quarter ended June 30, 2020, as compared to the quarter ended June 30, 2019 primarily due to a decrease in outstanding convertible notes. No convertible notes were outstanding during the quarter ended June 30, 2020.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities reflects the changes in the fair value of outstanding warrants which is primarily driven by changes in our stock price. Change in fair value of warrant liabilities was a loss of $0.3 million for the quarter ended June 30, 2020, as compared to a loss of $0.01 million for the quarter ended June 30, 2019, due to the change in valuation of warrants acquired in the Merger with Ohr, which did not exist in the comparative prior year period.

Equity in losses on equity method investment

The Company accounts for its investment in DepYmed common shares using the equity method of accounting and records its proportionate share of DepYmed’s net income and losses. Equity in losses for the three months ended June 30, 2020 was approximately $0.1 million. No such investment existed in the comparative prior year period.

Other income

Other income reflects the Company’s license, and completed transfer, of certain clinical trial data during the three months ended June 30, 2020. No such license and data transfer occurred during the comparative prior year period.

Results of operations for the nine months ended June 30, 2020 reflect the following changes from the nine months ended June 30, 2019:

	Nine Months Ended June 30,
	2020	2019	Change
OPERATING EXPENSES
General and administrative expenses	$7,624,984	$3,991,567	$3,633,417
Research and development expenses	4,336,576	343,206	3,993,370
Research and development expense- license acquired	-	1,046,965	(1,046,965)
TOTAL OPERATING EXPENSES	11,961,560	5,381,738	6,579,822
LOSS FROM OPERATIONS	(11,961,560)	(5,381,738)	(6,579,822)
OTHER INCOME (EXPENSE)
Interest expense	(3,226)	(119,195)	115,969
Change in fair value of warrant liabilities	(909,474)	(51,942)	(857,532)
Loss on disposal of fixed asset	(3,230)	-	(3,230)
Equity in losses on equity method investment	(218,589)	-	(218,589)
Other income	412,371	-	412,371
Total other expenses, net	(722,148)	(171,137)	(551,011)
NET LOSS	$(12,683,708)	$(5,552,875)	$(7,130,833)

During the nine months ended June 30, 2020, our operating loss increased by $6.6 million compared to the nine months ended June 30, 2019. Our net loss increased by $7.1 million for the nine months ended June 30, 2020, as compared to the nine months ended June 30, 2019. Until we are able to generate revenue from product sales, our management expects to continue to incur net losses.

General and Administrative Expenses

General and administrative expenses consist primarily of legal and professional fees, wages and stock-based compensation. General and administrative expenses increased by $3.6 million for the nine months ended June 30, 2020, as compared to the nine months ended June 30, 2019, primarily due to an increase in stock-based compensation expense, employee head count and need for legal and professional services.

Research and Development Expenses

Research and development expenses consist primarily of professional fees, research, development, and manufacturing expenses, and wages and stock-based compensation. Research and development expenses increased by $4.0 million for the nine months ended June 30, 2020, as compared to the nine months ended June 30, 2019, primarily due to an increase in stock-based compensation, employee head count and the ramp up of research and development activities.

Research and Development Expense- licenses acquired

Research and development expense- licenses acquired during the nine months ended June 30, 2019 consists of the license acquired from CMU. Research and development expense- licenses acquired decreased by $1.0 million, for the nine months ended June 30, 2020, as compared to the nine months ended June 30, 2019, due to our acquisition of license rights in the 2019 period.

Interest Expense

Interest expense consists primarily of interest on convertible notes and notes payable. Interest expense decreased by $0.1 million for the nine months ended June 30, 2020, as compared to the nine months ended June 30, 2019, primarily due to a decrease in convertible notes. No convertible notes were outstanding during the nine months ended June 30, 2020.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities reflects the changes in the fair value of outstanding warrants which is primarily driven by changes in our stock price. Change in fair value of warrant liabilities was $0.9 million for the nine months ended June 30, 2020, as compared to $0.05 million for the nine months ended June 30, 2019, due to the change in valuation of warrants acquired in the Merger with Ohr, which did not exist in the comparative prior year period.

Equity in losses on equity method investment

The Company accounts for its investment in DepYmed common shares using the equity method of accounting and records its proportionate share of DepYmed’s net income and losses. Equity in losses for the nine months ended June 30, 2020 was approximately $0.2 million. No such investment existed in the comparative prior year period.

Other income

Other income reflects the Company’s license, and completed transfer, of certain clinical trial data during the nine months ended June 30, 2020. No such license and data transfer occurred during the comparative prior year period.

Liquidity, Capital Resources and Financial Condition

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2020, we had an accumulated deficit of $39.7 million. We are reliant, at present, upon our capital reserves for ongoing operations and have no product revenue.

Net working capital increased from September 30, 2019 to the period ended June 30, 2020 by $24.9 million (to $33.4 million from $8.5 million) primarily due to our April 2020 underwritten public offering of 6,037,500 shares of common stock, at a price to the public of $6.00 per share, offset, in part, by costs for the development of our PATrOL™ platform technology and lead programs. We received net proceeds from the offering of approximately $33.3 million, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company. Our cash burn for the period increased significantly compared to prior periods due to increased research and development activities. We anticipate that our cash needs in the future will increase relative to prior periods as we proceed with our research and development objectives.

We believe that our current cash balance will provide sufficient capital to continue operations into the second quarter of calendar 2022. In particular, we expect that these funds will allow us to achieve certain milestones for our NT0100 program for HD and our NT0200 program for DM1, but we expect that we will need to obtain additional funding to obtain clinical data for our NT0100 program and to submit an IND for our NT0200 program. Despite these expectations, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. We will continue to assess our working capital requirements, and, if circumstances warrant, we will make appropriate adjustments to our operating plan. Furthermore, we are closely monitoring ongoing developments in connection with the COVID-19 pandemic, which may negatively impact our commercial prospects in fiscal 2020 and beyond. Please see Part II, Item 1A – Risk Factors—“Our operations may be adversely affected by the coronavirus outbreak, and we face risks that could impact our business” for further discussion of the effect of the COVID-19 pandemic on our operations.

At present, we have no bank line of credit or other fixed source of capital reserves. Should we need additional capital in the future, we will be primarily reliant upon a private or public placement of our equity or debt securities, or a strategic transaction, for which there can be no warranty or assurance that we may be successful in such efforts. If the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. This could affect future development and business activities and potential future clinical studies and/or other future ventures. Failure to obtain additional equity or debt financing will have a material, adverse impact on the Company’s business operations. There can be no assurance that the Company will be able to obtain the needed financing to achieve its goals on acceptable terms or at all.

Cash Flow Summary

The following table summarizes selected items in our unaudited condensed consolidated statements of cash flows:

	Nine Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(7,142,340)	$(394,779)
Net cash used in investing activities	(362,915)	(379,380)
Net cash provided by financing activities	33,116,045	592,656
Net increase (decrease) in cash and cash equivalents	$25,610,790	$(181,503)

Operating Activities

Net cash used in operating activities was approximately $7.1 million for the nine months ended June 30, 2020, as compared to approximately $0.4 million for the nine months ended June 30, 2019. Net cash used in operating activities in the nine months ended June 30, 2020 was primarily the result of our net loss, offset by our stock-based compensation expense, the change in fair value of warrant liabilities, depreciation and amortization expense and the loss on equity method investment. Net cash used in operating activities in the nine months ended June 30, 2019 was primarily the result of our net loss, offset by research and development expense-license acquired, stock based compensation and changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities was approximately $0.4 million for the nine months ended June 30, 2020, as compared to $0.4 million for the nine months ended June 30, 2019. Net cash used in investing activities in the nine months ended June 30, 2020 was primarily the result of purchases of laboratory equipment. Net cash used in investing activities in the nine months ended June 30, 2019 was primarily the result of purchases of laboratory equipment and cash consideration and expenses paid in connection with the acquisition of the CMU License.

Financing Activities

Net cash provided by financing activities was approximately $33.1 million for the nine months ended June 30, 2020, as compared to $0.6 million for the nine months ended June 30, 2019. Net cash provided by financing activities for the nine months ended June 30, 2020 reflects the proceeds from the issuance of common stock of $33.3 million, net of issuance costs, and the principal payments of financed insurance. Net cash provided by financing activities for the nine months ended June 30, 2019 primarily reflects the net proceeds received from the issuance of convertible notes.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2020, due to the existence of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

In connection with such revisions, our management identified a material weakness in our internal control over financial reporting due to a lack of expertise in complex accounting transactions, the controls over which were not operating effectively to provide reasonable assurance that complex transactions were accounted for correctly. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness resulted in misstatements that were corrected in the restatements included in our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2019 and March 31, 2020.

During the fiscal year ended September 30, 2019, we undertook remediation measures by hiring a financial accounting consultant to provide accounting advisory services on complex transactions and accounting matters. We continue to implement these remedial actions, but these efforts are not complete and are ongoing and subject to ongoing management review and the oversight of our board of directors.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarterly period ended June 30, 2020.

PART II.

ITEM 1. LEGAL PROCEEDINGS

We have become involved in certain legal proceedings and claims which arise in the normal course of business. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our results of operations, prospects, cash flows, financial position and brand.

On February 14, 2018, plaintiff Jeevesh Khanna, commenced an action in the Southern District of New York, against Ohr and several current and former officers and directors, alleging that they violated federal securities laws between June 24, 2014 and January 4, 2018. On August 7, 2018, the lead plaintiffs, now George Lehman and Insured Benefit Plans, Inc., filed an amended complaint, stating the class period to be April 8, 2014 through January 4, 2018. The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, they seek to maintain the action as a class action and to recover damages on behalf of themselves and other persons who purchased or otherwise acquired Ohr common stock during the putative class period and purportedly suffered financial harm as a result. We and the individuals dispute these claims and intend to defend the matter vigorously. On September 17, 2018, Ohr filed a motion to dismiss the complaint. On September 20, 2019, the Court entered an order granting the defendants’ motion to dismiss. On October 23, 2019, the plaintiffs filed a notice of appeal of that order dismissing the action and other related orders by the Court, and the plaintiffs filed their appellate brief with respect to such matters with the Court on February 5, 2020. Scheduled briefing on plaintiffs’ appeal has concluded, and oral argument is calendared for September 21, 2020. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

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

We are a preclinical-stage biotechnology company specializing in the discovery and development of a class of deoxy-ribonucleic acid and ribonucleic acid-targeted drugs called peptide nucleic acids, which did not change as a result of the merger between Ohr Pharmaceutical, Inc., a Delaware corporation (“Ohr”), and NeuBase Therapeutics, Inc., a Delaware corporation (“Legacy NeuBase”), in accordance with the terms of the Agreement and Plan of Merger Reorganization entered into on January 2, 2019 (the “Merger Agreement”). Since our incorporation, we have focused primarily on the development of our proprietary Peptide-nucleic acid AnTisense OLigonucleotide (“PATrOL™”) platform and preclinical-stage therapeutic candidates. Our platform technology and all of our therapeutic candidates are in the preclinical development stage, and we have not initiated clinical trials for any of our product candidates, nor have any products been approved for commercial sale and we have not generated any revenue. To date, we have not completed a clinical trial (including a pivotal clinical trial), obtained marketing approval for any product candidates, manufactured a commercial scale product or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Drug development is also a highly uncertain undertaking and involves a substantial degree of risk.

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

In addition, our approach, which focuses on using nucleic acid therapeutics for drug development, as opposed to multiple or other, more advanced proven technologies, may expose us to additional financial risks and make it more difficult to raise additional capital if we are not successful in developing a nucleic acid therapeutic that is timely and cost effective to manufacture and achieves proof of concept in animal models, desired tissue distribution, selectivity for the target, and/or regulatory approval. Because our programs are all in the preclinical stage, we have not yet been able to assess safety in humans, and there may be long-term effects from treatment with any product candidates that we develop using our platform that we cannot predict at this time. Any product candidates the Company may develop will act at the level of deoxyribonucleic acid (“DNA”) or ribonucleic acid (“RNA”), and because animal DNA and RNA often differs from human DNA or RNA at the sequence level, in its regulation and degradation, secondary and tertiary structural conformations and ultimately in being translated into proteins with varying amino acid sequences conformations and functions, testing of our product candidates in animal models may not be predictive of the results we observe in human clinical trials of our product candidates for either safety or efficacy. Also, animal models may not exist for some of the diseases we choose to pursue in our programs. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our gene silencing technology, or any similar or competitive gene silencing technologies, will result in the identification, development and regulatory approval of any products. There can be no assurance that any development problems we experience in the future related to our gene silencing technology or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. Should we encounter development problems, including unfavorable preclinical or clinical trial results, the FDA and foreign regulatory authorities may refuse to approve our product candidates, or may require additional information, tests or trials, which could significantly delay product development and significantly increase our development costs. Moreover, even if we are able to provide the requested information or trials to the FDA, there would be no guarantee that the FDA would accept them or approve our product candidates. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or developing or qualifying and validating product release assays, other testing and manufacturing methods, and our equipment and facilities in a timely manner, which may prevent us from completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or from commercializing any product candidates we may develop on a timely or profitable basis, if at all.

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

We believe that our existing balance of cash and cash equivalents will enable us to fund our operations for at least the next 12 months from the date this Quarterly Report on Form 10-Q is filed with the SEC, and ideally into the second quarter of calendar year 2022. In particular, we expect that these funds will allow us to achieve certain milestones for our NT0100 program for HD and our NT0200 program for DM1, but we expect that we will need to obtain additional funding to obtain clinical data for our NT0100 program and submit an IND for our NT0200 program. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

A novel strain of coronavirus, COVID-19, originated in Wuhan, China, in December 2019. The virus has spread globally and includes a significant number of cases in the U.S., Europe, and Asia. We have relationships with contract research organizations to conduct certain pre-clinical programs and testing and other services in Europe and those business operations are subject to potential business interruptions arising from protective measures that may be taken by the governmental or other agencies or governing bodies. We also conduct limited operations within Asia through third-party contract manufacturing organizations whose operations may be negatively affected by the coronavirus outbreak. In addition, certain of our collaborative relationships with academic research institutions in the United States may be materially and adversely impacted by protective measures taken by those institutions or federal and state agencies and governing bodies to restrict access to, or suspend operations at, such facilities. Such protective measures, including quarantines, travel restrictions and business shutdowns, may also negatively affect our core operations. We have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring some employees to work remotely. We have suspended non-essential travel worldwide for our employees and are discouraging employee attendance at other gatherings. Business disruptions elsewhere in the world could also negatively affect the sources and availability of components and materials that are essential to the operation of our business in Europe, the United States and Asia.

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

The process of manufacturing our product candidates is complex, highly regulated, and subject to several risks. For example, the process of manufacturing our product candidates is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes for any of our product candidates could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. In addition, the manufacturing facilities in which our product candidates are made could be adversely affected by equipment failures, labor shortages, natural disasters, public health crises, pandemics and epidemics, such as a novel strain of coronavirus (COVID-19), power failures and numerous other factors. For instance, our therapeutic molecules are complex and comprised of both peptides and nucleic acids, and it may be difficult or impossible to find Good Laboratory Practice- (“GLP”) and Current Good Manufacturing Practice- (“cGMP”) grade manufacturers, manufacturing may be cost prohibitive, we or our third-party manufacturers may not be able to manufacture product candidates in a timely manner, or manufacturing may not be available to fulfill regulatory requirements. In addition, we or our third-party manufacturers may not be able to manufacture our product candidates in a timely manner or at the necessary scale to meet our development and commercialization requirements.

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

In addition, the potential market opportunity for our product candidates is difficult to precisely estimate. Our estimates of the potential market opportunity for our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research reports and other surveys. Independent sources have not verified all of our assumptions. If any of these assumptions proves to be inaccurate, then the actual market for our product candidates could be smaller than our estimates of our potential market opportunity. If the actual market for our product candidates is smaller than we expect, our product revenue may be limited, it may be harder than expected to raise funds and it may be more difficult for us to achieve or maintain profitability. If we fail to achieve market acceptance of our product candidates in the U.S. and abroad, our revenue will be limited, and it will be more difficult to achieve profitability.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of August 12 , 2020, we had fifteen full-time employees. We will rely primarily on outsourcing research, development and clinical trial activities, and manufacturing operations, as well as other functions critical to our business. We believe this approach enhances our ability to focus on our core product opportunities, allocate resources efficiently to different projects and allocate internal resources more effectively. We have filled several key open positions and are currently recruiting for a few remaining positions. However, competition for qualified personnel is intense. We may not be successful in attracting qualified personnel to fulfill our current or future needs. In the event we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of our product candidates, and may have difficulty in meeting our obligations as a public company. We do not maintain “key person” insurance on any of our employees.

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

*** We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.

Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our drug development and preclinical and clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, damage to our reputation, suffer loss or harm to our intellectual property rights and the further research, development and commercial efforts of our products and product candidates could be delayed. The loss of drug development or clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our development programs and the development of our product candidates could be delayed. In addition, if we are held liable for a claim against which we are not insured or for damages exceeding the limits of our insurance coverage, whether arising out of cybersecurity matters, or from some other matter, that claim could have a material adverse effect on our results of operations.

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

*** Current and future legislation may increase the difficulty and cost of commercializing our product candidates and may affect the prices we may obtain if our product candidates are approved for commercialization.

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

In June 2016, the United Kingdom (“UK”) held a referendum pursuant to which voters elected to leave the European Union (“EU”), commonly referred to as Brexit. The UK formally left the EU on January 31, 2020 and began a transition period that is scheduled to end on December 31, 2020. During the transition period, the UK remains subject to EU law while they negotiate their future relationship with the EU, but is no longer part of the EU’s political institutions and agencies. Although the long-term effects of Brexit will depend on any agreements the UK makes to retain access to the EU markets, Brexit has created additional uncertainties that may ultimately result in new regulatory costs and challenges for biotechnology companies. We cannot predict what consequences the withdrawal of the United Kingdom from the European Union, if it occurs, might have on the regulatory frameworks of the United Kingdom or the European Union, or on our future operations, if any, in these jurisdictions.

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

*** We have identified a material weakness in our disclosure controls and internal control over financial reporting. If we experience additional material weaknesses or other deficiencies in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately and timely report our financial results, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, and the price of our common stock may decline.

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

In connection with an evaluation of the effectiveness of our disclosure controls and procedures and any changes in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2020 due to a material weakness in our internal control over financial reporting regarding complex accounting transactions. As a result, certain remediation actions have been recommended and we are in the process of implementing them, but our remediation efforts are not complete and are ongoing. Further remediation efforts may place a significant burden on management and add increased pressure to our financial resources and processes. As a result, we may not be successful in making the improvements necessary to identify or remediate additional control deficiencies identified by management, including material weaknesses, or be able to do so in a timely manner, in the future.

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

*** We restated our previously issued unaudited financial statements for the three months ended December 31, 2019 and the three and six months ended March 31, 2019. As a result, and if we identify errors in our financial reporting in the future that require us to restate other previously issued financial statements, such restatements may subject us to unanticipated costs or regulatory penalties and could cause investors to lose confidence in the accuracy and completeness of our financial statements, which could cause the price of our common stock to decline.

As discussed further in our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2019 and March 31, 2020, we restated our unaudited condensed consolidated financial statements and related disclosures for the three months ended December 31, 2018 and the three and six months ended March 31, 2019, following the identification of misstatements therein in connection with the preparation of our financial statements for the quarterly period ended December 31, 2019. The misstatements were quantitatively material to the period presented in such prior financial statements, and we determined that it would be appropriate to correct the misstatements in such previously issued interim financial statements by restating such financial statements. We may be subject to unanticipated costs and regulatory penalties and investors could lose confidence in the accuracy and completeness of our financial statements, which could cause our share price to decline, due to such restatement and if we are required to restate any of our other financial statements in the future.

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

*** We are subject to securities class action litigation and derivative shareholder litigation. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on us.

On February 14, 2018, plaintiff Jeevesh Khanna, commenced an action in the Southern District of New York, against Ohr and several current and former officers and directors, alleging that they violated federal securities laws between June 24, 2014 and January 4, 2018. On August 7, 2018, the lead plaintiffs, now George Lehman and Insured Benefit Plans, Inc., filed an amended complaint, stating the class period to be April 8, 2014 through January 4, 2018. The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, they seek to maintain the action as a class action and to recover damages on behalf of themselves and other persons who purchased or otherwise acquired Ohr common stock during the putative class period and purportedly suffered financial harm as a result. We and the individuals dispute these claims and intend to defend the matter vigorously. On September 17, 2018, Ohr filed a motion to dismiss the complaint. On September 20, 2019, the Court entered an order granting the defendants’ motion to dismiss. On October 23, 2019, the plaintiffs filed a notice of appeal of that order dismissing the action and other related orders by the Court, and the plaintiffs filed their appellate brief with respect to such matters with the Court on February 5, 2020. Scheduled briefing on plaintiffs’ appeal has concluded, and oral argument is calendared for September 21, 2020. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit
2.1+	Agreement and Plan of Merger and Reorganization, dated as of January 2, 2019, by and among Ohr Pharmaceutical, Inc., Ohr Acquisition Corp. and NeuBase Therapeutics, Inc.	8-K	001-35963	1/3/2019	2.1

2.2	First Amendment to the Agreement and Plan of Merger and Reorganization, dated as of June 27, 2019, by and among Ohr Pharmaceutical, Inc., Ohr Acquisition Corp. and NeuBase Therapeutics, Inc.	8-K	001-35963	7/3/2019	2.1

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-35963	7/12/2019	3.1

3.2	Amended and Restated Bylaws of the Company.	8-K	001-35963	9/23/2019	3.1

4.1	Form of Consulting Warrants.	10-Q	001-35963	8/15/2011	10.21

4.2	Form of Series A Warrant issued to investors pursuant to the Securities Purchase Agreement, dated December 7, 2016, by and among Ohr Pharmaceutical, Inc. and the purchasers listed therein.	8-K	001-35963	12/8/2016	4.1

4.3	Form of Warrant issued to investors pursuant to the Securities Purchase Agreement, dated as of April 5, 2017, by and among Ohr Pharmaceutical, Inc. and the purchasers listed therein.	8-K	001-35963	4/6/2017	4.1

4.4	Form of Common Stock Certificate.	S-8	333-233346	8/16/2019	4.17

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	All schedules and exhibits to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NeuBase Therapeutics, Inc.

Date: August 13, 2020	/s/ Sam Backenroth
Sam Backenroth
Chief Financial Officer
(Principal Financial and Accounting Officer)