Form 10-K
period 2020-09-30
NeuBase Therapeutics, Inc.
filed 2020-12-23
CIK 1173281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2020
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

As of December 21, 2020, 23,177,591 shares of the common stock, par value $0.0001, of the registrant were outstanding.

The aggregate market value of the voting stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter: $101 million based upon the closing sale price of our common stock of $7.12 on that date. Common stock held by each officer and director and by each person known to own in excess of 10% of outstanding shares of our common stock has been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

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

This Annual Report on Form 10-K (this “Form 10-K”) relates to the Company’s fiscal year ended September 30, 2020 and is therefore the Company’s fifth periodic report that includes results of operations for the combined company, including Legacy NeuBase.

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

PART I.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Item 1—“Business,” Item 1.A—“Risk Factors” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”, but appear throughout the Form 10-K. Examples of forward-looking statements include, but are not limited to our expectations, beliefs or intentions regarding our potential product offerings, business, financial condition, results of operations, strategies or prospects and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “opportunity,” “plan,” “potential,” “predicts,” “seek,” “should,” “will,” or “would,” and similar expressions and variations or negatives of these words. These forward-looking statements are based on the expectations, estimates, projections, beliefs and assumptions of our management based on information currently available to management, all of which are subject to change. Such forward-looking statements are subject to risks, uncertainties and other factors that are difficult to predict and could cause our actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed under Item 1.A—“Risk Factors” in this Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements to reflect events or circumstances after the date of such statements for any reason, except as otherwise required by law.

ITEM 1. BUSINESS

Overview

NeuBase Therapeutics, Inc. (the “Company”, “we”, “us” and “our”) is a biotechnology company accelerating the genetic revolution using a new class of synthetic medicines. Our modular peptide-nucleic acid antisense oligo (“PATrOL™”) platform which outputs “anti-gene” candidate therapies is designed to combine the specificity of genetic sequence-based target recognition with a modularity that enables use of various in vivo delivery technologies to enable broad and also selective tissue distribution capabilities. Given that every human disease may have a genetic component, we believe that our differentiated platform technology has the potential for broad impact by increasing, decreasing, or changing gene function at either the DNA or RNA levels to resolve the progression to disease, as appropriate, in a particular indication. We plan to use our platform to address diseases driven by a genetic abnormality and we are initially focused on Huntington’s disease (“HD”) and myotonic dystrophy type 1 (“DM1”).

Mutated proteins resulting from errors in deoxyribonucleic acid (“DNA”) sequences cause rare genetic diseases and cancer. DNA in each cell of the body is transcribed into pre-messenger ribonucleic acid (“pre-mRNA”), which is then processed (spliced) into mRNA, which is exported into the cytoplasm of the cell and translated into a protein. This is termed the “central dogma” of biology. Therefore, when errors in a DNA sequence occur, they are often propagated into RNAs and can produce a damaging protein.

We are developing “anti-gene” therapies. Anti-genes are similar, but distinct, from antisense oligonucleotides (ASOs). ASOs are short single strands of nucleic acids (traditionally thought of as single-stranded RNA molecules) which bind to defective RNA targets in cells and inhibit their ability to form defective proteins. We believe we are a leader in the discovery and development of this new class of anti-gene drugs derived from peptide-nucleic acids (“PNAs”). The key differentiator between ASOs and anti-genes is that the scaffold is not derived from a natural sugar-phosphate nucleic acid backbone, rather is a synthetic polyamide which is charge-neutral (and thus high affinity to allow invasion of double-stranded targets), semi-rigid, and apparently non-biodegradable and immunologically inert. These features provide potential advantages over ASOs and other genetic therapies for modulating disease-causing genes including increased unique target opportunities, improved target specificity and a reduction in both sequence-dependent and independent toxicities. In addition, as these anti-genes are manufactured via standard peptide synthesis methods, they efficiently leverage the advancements in the synthetic peptide industry to enable modulating pharmacophore delivery, pharmacokinetics, sub-cellular placement and endosomal escape.

In addition to the scaffold, we also have a kit of natural nucleobases, chemically modified nucleobases which add further precision to a nucleic acid target of interest, and proprietary bi-specific nucleobases which can be added to the scaffold to allow precise target engagement. These bi-specific nucleobases, in particular, can be used in any combination to more specifically access double stranded DNA targets and RNA targets comprised of secondary structures such as hairpins (double stranded RNA targets which are folded upon themselves). This allows us to potentially access regions of the target transcript which may be unique in secondary structure to allow enhanced selectivity for the target (mutant) RNA as compared to the normal RNA. Enhanced selectivity for mutant RNAs as compared to normal RNAs is critical as normal RNAs are likely required for effective functioning of the cell. These bi-specific nucleotides can also target genomic loci and microRNAs in their double-stranded form.

A third component of the modular platform is the ability to add delivery technology to the pharmacophores so as to reach a desired cell or tissue upon in vivo administration. There is flexibility to append various delivery technologies to the pharmacophore to allow either broad tissue distribution or narrow cell and/or tissue targeting if so desired based on targets. One such technology is a chemical moiety that can be used to decorate the scaffold directly and allows the anti-genes to penetrate cell membranes and into subcellular compartments where they act as well as to distribute throughout the body when administered systemically.

Finally, in addition to the scaffold, modified nucleobases and delivery technology, the platform toolkit also includes linker technology which, when added to both ends of the PNAs, allow cooperative binding between individual drug molecules once they are engaged with the target RNA to form longer and more tightly bound drugs.

This toolkit of components forms the PATrOL™ platform and allows us to manufacture gene and transcript-specific anti-genes.

We are currently focused on therapeutic areas in which we believe our drugs will provide the greatest benefit with a significant market opportunity. We intend to utilize our technology to build out a pipeline of custom designed therapeutics for additional high-value disease targets. We are developing several preclinical programs using our PATrOL™ platform, including the NT0100 program, targeted at Huntington’s disease (“HD”), a repeat expansion disorder, and the NT0200 program, targeted at myotonic dystrophy, type 1 (“DM1”). Preclinical studies are being conducted to evaluate the PATrOL™ platform technology and program candidates in the areas of pharmacokinetics, pharmacodynamics and tolerability. We reported results from certain of those studies in the first calendar quarter of 2020 and have extended upon certain of those studies in the fourth calendar quarter of 2020 which illustrated that our anti-gene technology can be administered to human patient-derived cell lines and systemically (via intravenous (IV) administration) into animals with DM1 (a genetically modified model accepted as representative of the human disease) and can resolve the causal genetic defect. We expect to present additional results from ongoing preclinical studies evaluating the PATrOLTM platform and pipeline indications in the first half of calendar 2021, begin IND enabling studies in one or more of our programs in calendar year 2021 and begin a clinical trial in one or more of our programs in calendar 2022. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” on page 85 of this Form 10-K for additional detail regarding certain of our preclinical studies. In addition, the emerging pipeline of other assets that target primary and secondary RNA structure and genomic DNA allows a unique market advantage across a variety of rare diseases and oncology targets.

Overall, using our PATrOL™ platform, we believe we can create anti-gene therapies that have distinct advantages over other chemical entities currently in the market or in development for genetic medicine applications to modulate mutant genes and resolve a clinical trait or disorder. These advantages may differ by indication and can include, among others:

•	increased unique target opportunities, improved target specificity and a reduction in both sequence-dependent and independent toxicities by virtue of a synthetic polyamide scaffold which is charge-neutral (and thus high affinity to allow invasion of double-stranded targets) and semi-rigid which imparts precision to target engagement, and are apparently immunologically inert to not aggregate via charge-based interaction in vivo;

•	potentially long durability by nature of the non-biodegradable polyamide scaffold;

•	our anti-genes are manufactured via standard peptide synthesis methods and thus they efficiently leverage advances in the synthetic peptide industry to enable facile addition of known moieties enabling modulating pharmacophore delivery, pharmacokinetics, sub-cellular placement and endosomal escape; and

•	our anti-genes can uniquely target double stranded structures in DNA and RNA, which allow unique target opportunities that standard ASOs cannot access.

With these unique component parts and their advantages, our PATrOL™ platform-enabled anti-gene therapies can potentially address a multitude of rare genetic diseases and cancer, among other indications.

Business Strategy

We employ a rational approach to selecting disease targets, considering many scientific, technical, business and indication-specific factors before choosing each indication. We intend to build a diverse portfolio of therapies custom-designed to treat a variety of health conditions, with an initial emphasis on rare genetic diseases and cancers. A key component of this strategy is continuing to improve the scientific understanding and optimization of our platform technology and programs, including how various components of our platform technology perform, and our drug candidates impact the biological processes of the target diseases, so that we can utilize this information to reduce risk in our future programs and indications. In addition, with our expertise in discovering and characterizing novel anti-gene drugs, we believe that our scientists can optimize the properties of our PATrOL™-enabled drug candidates for use with particular targets that we determine to be of high value.

The depth of our knowledge and expertise with PNAs, bifacial and engineered nucleotides, genetics and genomics and therapeutic development of first-in-class modalities provides potential flexibility to determine the optimal development and commercialization strategy to maximize the near and longer-term value of our drug candidates.

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

Conceptually, we have learned that ASOs can inactivate target RNAs before they can produce harmful proteins by binding them in a sequence-specific manner, which can delay disease progression or even eliminate genetic disease symptoms. ASOs designed by others to target known disease-related mutant RNA sequences have been shown to be able to degrade these transcripts and have a positive clinical impact. Similarly, applications in modifying splicing of pre-RNA in the nucleus of the cell have been developed by others to exclude damaging exons from the final mRNA product and have been approved by the Food and Drug Administration (“FDA”). We plan to extend upon these conceptual breakthroughs by utilizing our first-in-class technology which we believe has significant benefits in certain application areas to better resolve a clinical disorder with well tolerated anti-gene therapies.

We believe the breadth of the PATrOL™ platform gives us the ability to potentially address a multitude of inherited genetic diseases. The technology may also allow us to target and inactivate gain-of-function and change-of-function mutations, and address targets in recessive disease and haploinsufficiencies by altering splicing to remove damaging exons/mutations or increasing expression of wild-type alleles by various means.

The gamma-modified scaffold, an optimized variant of which we utilize, has demonstrated preclinical in vivo efficacy in several applications which we believe can be translated across many targets and into humans. For example, in oncology the scaffold has reduced expression of an activated oncogene (the epidermal growth factor of the EGFR gene) and has modified gene regulation by targeting microRNAs to slow tumor growth. This scaffold has also demonstrated in vivo engagement with the double-stranded genome in studies done by others to perform in vivo single-base genome editing.

ASO Therapies

ASO therapies have been in development for several decades and are largely comprised of chemically modified, short-length RNA strands, commonly known as oligonucleotides. Oligonucleotides are comprised of a sequence of nucleotides—the building blocks of RNA and DNA—that are linked together by a negatively charged backbone of chemical bonds. In nucleic acid molecules that have not been modified for therapeutic use, the nucleotides are linked by phosphodiester (“PO”) bonds. Such unmodified nucleic acid molecules are unsuitable for use as therapeutics, because they are rapidly degraded by enzymes called nucleases which are widely distributed in the human body, are rapidly cleared by the kidneys and are taken up poorly by targeted cells. The industry has employed chemical modifications of the nucleotides and PO bonds as well as other modifications that improve the stability, biodistribution and cellular uptake of nucleic acid therapeutics.

Challenges of Historical ASOs

ASOs can be highly specific to a singular RNA sequence, decreasing but not eliminating the chance of potentially toxic off-target sequence engagement effects. When possible and designed properly, ASOs target exactly one mutated RNA sequence, corresponding directly to the genetic disorder of interest. Because they are targeted selectively to one sequence (when a unique sequence is available in the transcriptome and not “buried” in a transcript’s secondary structure), optimally constructed ASOs do not target any additional genes and thus potentially reduce the likelihood of adverse events or side effects. While they have great potential, in practice, ASOs have been constrained by several factors intrinsic to their composition, including some or all of the following factors:

•	naked ASOs are not optimized for cell permeability, often requiring them to be delivered at high concentrations or using other modalities that lead to other therapeutic and development challenges;

•	they fail to demonstrate consistently broad tissue distribution throughout the body, often localizing predominantly to the liver and kidneys when delivered systemically;

•	they do not cross the blood-brain barrier, so they cannot access the central nervous system to address neurological disease without being delivered directly to the central nervous system via intrathecal injection;

•	the negative charges on the backbone can trigger scavenger receptor mechanisms of clearance.

Peptide Nucleic Acids and Janus Bases

PNAs were first described in 1991 by Peter Nielson, Michael Egholm and Ole Buchardt. While these PNAs were shown to be able to bind nucleic acid strands in a sequence specific manner, this effect was not possible with targets comprised of both purines and pyrimidines. These first PNAs were also not water soluble, could not pass across cell membranes, and self-aggregated, leading to potential toxic accumulation of the drug and thus possible safety issues. Based on this early data, the PNA scaffold was modified at the alpha positions to add conformational homogeneity enabling binding with mixed purine/pyrimidine natural nuclear base targets and additionally to allow water solubility. This was the first step to enabling their therapeutic use.

In 1996, Neil Branda, Guido Kurtz and Jean-Marie Lehn published “JANUS WEDGES: a new approach towards nucleobase-pair recognition” in the journal Chemical Communications. These bifacial nucleobases had the potential to open a double helix and bind to both strands at a genomic locus in a “triad” motif utilizing the maximum number of Watson-Crick interactions. An issue with these early bi-specific nucleotides was that they were not uniform in their size and thus could not be used together on a peptide scaffold to achieve the potential of binding both faces of an open DNA (or RNA) double helix. Chemical design of the sixteen possible Janus bases such that they could be used as nucleobase analogs in Watson-Crick base pairing across any locus of interest is a key innovation performed by Carnegie Mellon University in enabling their therapeutic potential.

PATrOL™ Technology Platform

Scaffold technology: The PATrOLTM platform is a novel technology that we believe has the potential to significantly improve upon standard ASO breakthroughs by combining the specificity of antisense approaches with the modularity and innovations in peptide synthesis and a deep functional motif knowledge-base. We term the output of this first-in-class technology platform “anti-gene” therapies. Some of the potential advantages of using our synthetic scaffold vs. ASO technologies include:

•	Scaffold monomers each have only two stereoisomers, which can be selected with a single chemical modification at the chiral center, making it conformationally stable and enabling our manufacturing process to be scalable.

•	Scaffold monomer has a neutral charge, thus facilitating the potential to intercalate (open up and insert) into double-stranded DNA and RNA structures, which we believe provides a unique advantage relative to other ASO chemistry in that its enables us to access mutations that are buried within secondary structures and thus inaccessible to other genetic medicines technologies. We believe this feature also allows us to more efficiently screen candidate compounds, potentially by an order of magnitude, which further enables scalability of our emerging pipeline.

•	PATrOL™-enabled drugs are pre-organized into a right-handed helical conformation which meshes with double-stranded RNA molecules (namely hairpins) and thus have a higher potential binding affinity and higher potential to inhibit machinery related to the mechanism of action of our anti-genes (such as inhibiting ribosomal elongation, splice machinery engagement or transcription).

•	PATrOL™-enabled therapeutic anti-gene candidates are highly modifiable in multiple locations. This modularity enables another level of rational design in which we can test performance of each module independently and then combine modules for the preferred anti-gene profile. For example, various delivery technologies can be utilized either to broadly target tissues throughout the body (as we have previously described in March 2020) or to more narrowly refine cell and tissue targets. Similarly, we believe the PK profile, endosomal escape kinetics and sub-cellular compartment localization can be modified by this capability.

•	We believe our scaffolds are stable in circulation due to resistance against degradation as shown in previous studies with similar gamma-PNAs (Demidov VV, Potaman VN, Frank-Kamenetskii MD, Egholm M, Buchard O, Sönnichsen SH, Nielsen PE. Stability of peptide nucleic acids in human serum and cellular extracts. Biochem Pharmacol. 1994 Sep 15;48(6):1310-3. doi: 10.1016/0006-2952(94)90171-6. PMID: 7945427. andMcMahon BM, Mays D, Lipsky J, Stewart JA, Fauq A, Richelson E. Pharmacokinetics and tissue distribution of a peptide nucleic acid after intravenous administration. Antisense Nucleic Acid Drug Dev. 2002 Apr;12(2):65-70. doi: 10.1089/108729002760070803. PMID: 12074366.).

•	PNAs have previously been shown to be “immunologically inert”, and we believe that our anti-genes have this feature as they are similar in scaffold chemistry. These findings are described in the following studies and shown neither an innate immune response nor an acquired B or T cell response with single-dose or repeat dose exposure to the PNA: Yuan X, Ma Z, Zhou W, Niidome T, Alber S, Huang L, Watkins S, Li S. Lipid-mediated delivery of peptide nucleic acids to pulmonary endothelium. Biochem Biophys Res Commun. 2003 Feb 28;302(1):6-11. doi: 10.1016/s0006-291x(03)00058-5. PMID: 12593839; Upadhyay A, Ponzio NM, Pandey VN. Immunological response to peptide nucleic acid and its peptide conjugate targeted to transactivation response (TAR) region of HIV-1 RNA genome. Oligonucleotides. 2008;18(4):329-335. doi:10.1089/oli.2008.0152; Gao X, Shen X, Dong X, Ran N, Han G, Cao L, Gu B, Yin H. Peptide Nucleic Acid Promotes Systemic Dystrophin Expression and Functional Rescue in Dystrophin-deficient mdx Mice. Mol Ther Nucleic Acids. 2015 Oct 6;4(10):e255. doi: 10.1038/mtna.2015.27. Erratum in: Mol Ther Nucleic Acids. 2020 Sep 8;22:138-139. PMID: 26440599; PMCID: PMC4881755. Zeng Z, Han S, Hong W, Lang Y, Li F, Liu Y, Li Z, Wu Y, Li W, Zhang X, Cao Z. A Tat-conjugated Peptide Nucleic Acid Tat-PNA-DR Inhibits Hepatitis B Virus Replication In Vitro and In Vivo by Targeting LTR Direct Repeats of HBV RNA. Mol Ther Nucleic Acids. 2016 Mar 15;5(3):e295. doi: 10.1038/mtna.2016.11. PMID: 26978579; PMCID: PMC5014453. In addition to the body of literature describing the lack of an immune response in rodents, we have also tested our scaffold in non-human primates via single-dosed IV injection, and seen no innate immune response characterized by the immediate alternative complement pathway which is characteristic of ASOs and is reflected in humans by injection-site irritation and potential flu-like symptoms after systemic injection.

Delivery technology: In preclinical studies, our PATrOL™-enabled therapeutic candidates have shown potential advantages over ASOs. We believe that chief among these advantages are cell permeability and broad tissue distribution. These advantages would allow our PATrOL™ therapeutic candidates to potentially address a wide range of disorders affecting various organs and tissues with systemic or local administration.

In part, chemical modifications to the scaffold include an active moiety, which has been shown to be able to deliver payloads into cells through a process that appears to be both receptor-mediated and potentially endosome-independent (process coined “active translocation”). The preclinical study which is the genesis of a medicinal chemistry process by the academics at CMU over the course of more than a decade of research, was published in a peer reviewed publication in 1999 by Dr. Steven Dowdy’s team (one of our Scientific Advisory Board members) (Schwarze SR, Ho A, Vocero-Akbani A, Dowdy SF. In vivo protein transduction: delivery of a biologically active protein into the mouse. Science. 1999 Sep 3;285(5433):1569-72. doi: 10.1126/science.285.5433.1569. PMID: 10477521.). These preclinical data describe how an active delivery moiety can traffic a payload of 120kD not only into most tissues, but also across the blood-brain barrier and into the cell bodies of neurons through all regions of the brain. In 2006, a team at CMU was the first to couple a similar active moiety to the scaffold of PNAs and show penetration through cell membranes (Dragulescu-Andrasi A, Rapireddy S, He G, Bhattacharya B, Hyldig-Nielsen JJ, Zon G, Ly DH. Cell-permeable peptide nucleic acid designed to bind to the 5’-untranslated region of E-cadherin transcript induces potent and sequence-specific antisense effects. J Am Chem Soc. 2006 Dec 20;128(50):16104-12. doi: 10.1021/ja063383v. PMID: 17165763.). This sequence of innovation has been further optimized by us to form the current generation of our targeting chemistry which enables in vivo IV administration of a single dose of our NT0200-series anti-gene candidate targeting the DM1 mutation and delivers the pharmacophore into skeletal muscle and the nucleus, and engages the target transcript, which resolved the causal defect within 24 hours of administration.

We continue to innovate on and optimize our delivery technologies and strategies so as to be able to deliver anti-gene pharmacophores with narrowed cell-type specificity as there are use-cases where this may be desirable.

Nucleobase technology: With our proprietary modular technology, we can design therapies with our synthetic scaffold onto which are coupled natural or modified nucleobases. These scaffold monomers, often each coupled to the proprietary delivery technology moiety, are manufactured by us and/or our suppliers. In addition to being able to create these cell-permeable broadly distributed monomers and resultant oligomerized scaffolds that contain natural nucleobases, we have licensed proprietary engineered nucleobases (including bi-specific “Janus” bases) exclusively from CMU which can also be coupled to monomer precursors. With these cell permeable monomers forming the basis of the platform, they can be linked together to form oligomers of any sequence composition, matching a genetic target of interest. We believe that the modular components (i.e. the “monomers”) make the platform highly scalable for manufacturing purposes, thus enabling a more efficient discovery of drug product candidates for mutant gene silencing than traditional methods.

We believe we are the first and only company to successfully create Janus bases, engineered nucleic acids that target double-stranded RNA and potentially DNA by engaging both strands at once. The concept of Janus bases was first conceived nearly two decades ago but had not yet been realized due to the difficulty in chemical process development and the re-engineering required to allow the bifacial bases to have equal size – key considerations in creating tightly binding triple helices (or triads). A team of scientists has co-invented sixteen different Janus bases to interface with every possible combination of sixteen canonical and non-canonical nucleobase pairs that could occur in target DNA and RNA. Janus bases can be combined in various combinations to bind in a sequence-specific manner to secondary and tertiary RNA structures, whereas traditional ASOs generally cannot, and thus many sequences have heretofore not been targetable. This gives us the ability to expand the applicability of ASOs beyond their current capabilities as our anti-genes are not limited to regions of DNA and RNA that are free of secondary structure and thus potentially opens up a multitude of additional sequence targets. Our approach can also potentially be utilized for DNA therapeutics such as have been shown with a gamma-modified PNA scaffold in in vivo single base genome editing and potentially in DNA-based gene regulation.

We have licensed proprietary technology from CMU, which comprises some of the modular elements of the PATrOL™ platform such as chemically engineered bi-specific Janus nucleobases against not only canonical base pairs (A-T or C-G hydrogen bonding), but also non-canonical binding, which allows targeting of RNA hairpins where the double-stranded RNA cannot bind to itself due to a mismatch, but that mismatch can be bound and stabilized by the non-canonical bifacial nucleotide. The elegance of this approach is the combination of the non-charged peptide scaffold that does not cause repulsion when near a negatively charged DNA or RNA double helix with the proprietary bifacial nucleotides of uniform size. This combination is particularly powerful at the RNA level in addressing RNA hairpins with non-canonical bases to stabilize them and potentially eliminate the ability of target transcripts to be translated. The following Figure 1 illustrates the concept of how our chemically engineered bi-specific nucleobases tethered to a scaffold can intercalate into the double-stranded RNA and assume a stable and sterically appropriate triple helix. The technology was developed over the course of almost a decade, and we believe it is unique to us, allowing us to target RNA secondary structures either by opening them up via our gamma-PNA technology, thus allowing sequence-specific selectivity of targets that have been largely not addressable to competing RNA silencing technologies.

Figure 1. Simulations of a bi-specific Janus base binding to an RNA duplex containing the corresponding base-pairs illustrating the pre-organized right-handed structure of the gamma-PNA and the steric uniformity of the bifacial nucleotides.

While traditional ASOs can be long (i.e., 16-mers or longer), PATrOL™-enabled anti-gene therapies can be smaller due to higher binding affinity and the use of bi-specific nucleobases (which have twice as many hydrogen bonds as standard nucleobases), potentially allowing them to better reach target tissues and disseminate more evenly within subcellular compartments. As a result of their potential better capability to disperse through many body tissues, PATrOL™-enabled therapies have the potential to address whole-body symptoms of diseases that manifest in multiple organ systems.

Product Pipeline

NT0100 Program - PATrOL™ Enabled Anti-Gene for Huntington’s Disease

HD is a devastating rare neurodegenerative disorder. After onset, symptoms such as uncontrolled movements, cognitive impairments and emotional disturbances worsen over time. HD is caused by toxic aggregation of mutant huntingtin protein, leading to progressive neuron loss in the striatum and cortex of the brain. The wild-type huntingtin gene (HTT) has a region in which a three-base DNA sequence, CAG, is repeated many times. When the DNA sequence CAG is repeated 26 or fewer times in this region, the resulting protein behaves normally. While the wild-type function of HTT protein is largely uncharacterized, it is known to be essential for normal brain development. When the DNA sequence CAG is repeated 40 times or more in this region, the resulting protein becomes toxic and causes HD. Every person has two copies, or alleles, of the HTT gene. Only one of the alleles (the “mutant” allele) needs to bear at least 40 CAG repeats for HD to occur. HD is one of many known repeat expansion disorders, which are a set of genetic disorders caused by a mutation that leads to a repeat of nucleotides exceeding the normal threshold. Current therapies for patients with HD can only manage individual symptoms. There is no approved therapy that has been shown to delay or halt disease progression. There are approximately 30,000 symptomatic patients in the U.S. and more than 200,000 at-risk of inheriting the disease globally.

One especially important advantage of the PATrOL™ platform that makes it promising for the treatment of repeat expansion disorders like HD is the ability of our small anti-genes to potentially target the RNA hairpin. As the number of repeats increases, the PATrOL™ anti-genes bind more tightly to each other and the mutant RNA. This allows our therapies to potentially inactivate mutant HTT mRNA before it can be translated into harmful protein via selective binding to the expanded CAG repeats while leaving the normal HTT mRNA largely unbound to drug and producing functional protein. Achieving mutant allele selectivity would be a key advantage for any RNA-based approach aiming to treat HD. In March of 2020 we illustrated the ability of our anti-gene technology to enrich for translational inhibition and resultant mutant protein in human patient-derived cell lines versus wild-type HTT alleles. We illustrated that our anti-genes can inhibit ribosomal elongation via a high-affinity binding. The PATrOL™-enabled NT0100 program is currently in preclinical development for the treatment of HD.

NT0200 Program- PATrOL™ Enabled Anti-Gene for Myotonic Dystrophy Type 1

Our pipeline also contains a second potentially transformative medicine, which we believe has significant potential for DM1, a severe and rare trinucleotide repeat disease. DM1 is a multisystem disorder that primarily affects skeletal, cardiac and smooth muscle, as well as the brain. DM1 is caused by expansion of a CUG trinucleotide repeat in the 3’ untranslated region (UTR), a noncoding region of the myotonic dystrophy protein kinase gene (DMPK) transcript, which captures and sequesters protein that have critical functions in the nucleus related to appropriate splicing of hundreds of transcripts. These sequestered proteins cannot then fulfill their normal functions. In addition, it has been documented that sequestration of the mutant transcripts in the nucleus results in their inability to be translated and results in haploinsufficiency, a situation where 50% of the protein in not enough to maintain normal function. Mice with both copies of their DMPK gene knocked out manifest a cardiac conduction defect (Berul CI, Maguire CT, Aronovitz MJ, Greenwood J, Miller C, Gehrmann J, Housman D, Mendelsohn ME, Reddy S. DMPK dosage alterations result in atrioventricular conduction abnormalities in a mouse myotonic dystrophy model. J Clin Invest. 1999 Feb;103(4):R1-7. doi: 10.1172/JCI5346. PMID: 10021468; PMCID: PMC408103.) and a CNS phenotype characterized by abnormal long-term potentiation (Schulz PE, McIntosh AD, Kasten MR, Wieringa B, Epstein HF. A role for myotonic dystrophy protein kinase in synaptic plasticity. J Neurophysiol. 2003 Mar;89(3):1177-86. doi: 10.1152/jn.00504.2002. Epub 2002 Nov 13. PMID: 12612014.) hypothesized to be due to inappropriate cytoskeletal remodeling. We propose that our mechanism of action is via direct engagement of our anti-gene with the expanded CUG repeat hairpin structure in the 3’ UTR of mutant transcript, invasion and opening of the hairpin structure, and release of the sequestered CUG-repeat binding proteins. This release of sequestered proteins which are normally involved in developmentally appropriate pre-mRNA splicing in the nucleus resolves the generalized splice defect and thus the major causal event. Our DM1 anti-gene is designed to not specifically degrade the mutant transcript, rather to release these RNA-protein aggregates through steric displacement, which could also resolve any haploinsufficiency and as a result may improve endophenotypes of the clinical condition, such as in the heart and brain (contingent on delivering effective concentrations of anti-gene to these tissues).

DM1 is characterized clinically by myotonia (inability to relax a muscle after contraction), muscle weakness, muscle wasting and a CNS endophenotype that is characterized by and is confirmed by molecular genetic testing of DMPK trinucleotiode repeat expansion. CTG repeat length (in the genome) exceeding 34 repeats is abnormal and often patients have hundreds or thousands of repeat units. Molecular genetic testing detects pathogenic variants in nearly 100% of affected individuals. It is estimated that the global prevalence of DM1 is 1 in 20,000 individuals. Our recent data illustrates that we are able to systemically deliver our anti-genes intravenously in DM1 genetic mouse models, engage the target in the skeletal muscles of the animals, and induce rescue of the causal splice defects.

Additional Indications

In addition, we are in the process of building an early stage pipeline of other therapies that focus on the unique advantages of our technology across a variety of diseases with an underlying genetic driver.

Intellectual Property

The initial intellectual property position behind our fundamental PATrOL™ technology was initially developed at CMU. Our success depends, in part, on our ability to obtain patent protection for our product candidates in the United States and other countries. We have exclusively licensed patent applications, pursuant to our license agreement with CMU (the “CMU License Agreement”), protecting our platform for development and commercialization of therapeutics. We will focus our resources on obtaining patents and filing new patent applications that drive value.

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

License Agreement with Carnegie Mellon University

On December 17, 2018, we entered into the CMU License Agreement. Under the CMU License Agreement, CMU granted us an exclusive, worldwide right to the PATrOL™ technology. Our exclusive, worldwide right to the PATrOL™ technology is subject to CMU’s right (which is exercisable only upon our written consent) to grant a non-exclusive license to a third party as a means of resolving disputes or to settle claims arising out of allegations that the licensed technology under the CMU License Agreement infringes upon the intellectual property rights of such third party.

As partial consideration for the license right, we issued and delivered to CMU 835,625 shares of our common stock. Further, as partial consideration for the license right, we issued a warrant to CMU, and CMU exercised such warrant prior to the effective time of the Merger (as defined below) for an aggregate of 103,787 shares of our common stock. Under the CMU License Agreement, CMU has preemptive rights with respect to certain future sales of securities by us for capital-raising purposes, “piggyback” registration rights and co-sale rights with respect to certain resales of shares by our stockholders.

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

Manufacturing

We currently manufacture our starting materials both in-house and by using third-party suppliers and our research-scale final products both in-house and externally. We intend to rely on third parties for larger scale manufacturing going forward. We do not have any current contractual arrangements for the manufacture of commercial supplies of any of our product candidates that we may develop. We currently employ internal resources and third-party consultants to manage our manufacturing contractors.

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

There are currently no approved treatments available to slow the progression of HD. Based on publicly available information, Roche and Ionis have an investigational drug in Phase III clinical development, and several companies have ongoing clinical and preclinical programs targeting the underlying disease in HD, including Wave Life Sciences, LTD., Sangamo Biosciences, ProQR, Nuredis, UniQure, Spark Therapeutics, PTC Therapeutics, Triplet Therapeutics, and Voyager Therapeutics. We are aware that a number of other companies are developing drugs focused on treating the symptoms associated with HD, including Teva Pharmaceutical Industries (Phase II), Prana Biotechnology (Phase II), Omeros Corporation (Phase II), and Azevan Pharmaceuticals (Phase II), among others.

There are no disease-modifying treatments available for DM1. Based on publicly available information, we are aware of several companies actively pursuing preclinical and clinical development on various approaches to treat DM1 including: AMO Pharma, Avidity Biosciences, Dyne Therapeutics, Vertex, Triplet Therapeutics, Expansion Therapeutics, and Nuredis.

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

Common Stock Offering

On April 30, 2020, the Company closed an underwritten public offering of 6,037,500 shares of its common stock (inclusive of 787,500 shares that were sold pursuant to the underwriters’ full exercise of their option to purchase additional shares of the Company’s common stock), at a price to the public of $6.00 per share. The Company received net proceeds from the offering of approximately $33.3 million, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company. The Company has used and intends to use the net proceeds from this offering for working capital and general corporate purposes and to advance the development of its product candidates and expand its pipeline.

Legacy Pre-Merger Programs

As a result of the Merger, our going-forward operations are primarily those of Legacy NeuBase. Pursuant to the Merger, we retained certain assets and technologies that were Ohr’s assets and technologies before the consummation of the Merger. Despite our expectation that our primary operations will be those of Legacy NeuBase on a going-forward basis, we may choose to monetize legacy Ohr assets in the future. Previously, Ohr acquired the SKS Ocular 1 LLC sustained release technology, which was designed to develop best in class drug formulations for ocular disease (the “SKS Assets”) and exclusive rights to an animal model for dry macular degeneration and rights to produce and use carboxyethylpyrrole (“CEP”) for research, clinical and commercial applications (the “CEP Assets”). In September 2019, we terminated the licenses for the SKS Assets and the CEP Assets, as the Board determined there would be substantial costs associated with continuing to maintain such assets and attempts to monetize such assets would be a distraction to our management and other employees and an inefficient use of their time. We continue to retain an equity interest in DepYmed, Inc. (“DepYmed”), a joint venture that Ohr entered into with Cold Spring Harbor Laboratory in 2014. DepYmed is a preclinical stage company focused on Wilson’s disease, Rett syndrome, and oncology applications. We also retain intellectual property which has been licensed to DepYmed and have no other ongoing obligations (monetary or otherwise) to DepYmed.

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

The NDA Approval Process

In order to obtain approval to market a drug in the United States, a marketing application must be submitted to the FDA that provides data establishing to the FDA’s satisfaction the safety and effectiveness of the investigational drug for the proposed indication. Each NDA submission requires a substantial user fee payment (exceeding $2.9 million in fiscal year 2020) unless a waiver or exemption applies. The application includes all relevant data available from pertinent non-clinical studies, or preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators that meet GCP requirements.

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

The federal False Claims Act prohibits anyone from knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Although we would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our product candidates, and the sale and marketing of our product candidates, are subject to scrutiny under this law. For example, pharmaceutical companies have been found liable under the federal False Claims Act in connection with their off-label promotion of drugs. Penalties for a federal False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between currently $11,665 and $23,331 for each separate false claim, the potential for exclusion from participation in federal healthcare programs and, although the federal False Claims Act is a civil statute, conduct that results in a federal False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine. In addition, private individuals have the ability to bring actions under the federal False Claims Act and certain states have enacted laws modeled after the federal False Claims Act.

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

Patient Protection and Affordable Care Act

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “PPACA”), was enacted, which includes measures that have or will significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of the PPACA of greatest importance to the pharmaceutical industry are the following:

•	The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s covered outpatient drugs furnished to Medicaid patients. Effective in 2010, the PPACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs and biologic agents to 23.1% of the average manufacturer prices (“AMP”) and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The PPACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by expanding the population potentially eligible for Medicaid drug benefits. The CMS have proposed to expand Medicaid rebate liability to the territories of the United States as well. In addition, the PPACA provides for the public availability of retail survey prices and certain weighted average AMPs under the Medicaid program. The implementation of this requirement by the CMS may also provide for the public availability of pharmacy acquisition of cost data, which could negatively impact our sales.

•	In order for a pharmaceutical product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. The PPACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children’s hospitals, these newly-eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs when used for the orphan indication. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.

•	The PPACA imposes a requirement on manufacturers of branded drugs and biologic agents to provide a 50% discount off the negotiated price of branded drugs dispensed to Medicare Part D patients in the coverage gap (i.e., “donut hole”).

•	The PPACA imposes an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications.

•	The PPACA requires pharmaceutical manufacturers to track certain financial arrangements with physicians and teaching hospitals, including any “transfer of value” made or distributed to such entities, as well as any investment interests held by physicians and their immediate family members. Manufacturers are required to track this information and were required to make their first reports in March 2014. The information reported is publicly available on a searchable website.

•	As of 2010, a new Patient-Centered Outcomes Research Institute was established pursuant to the PPACA to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products.

•	The PPACA created the Independent Payment Advisory Board, which has the authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. Under certain circumstances, these recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings.

•	The PPACA established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation through 2020.

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

Human Capital Resources

In order to achieve the goals and expectations of our Company, it is crucial that we continue to attract and retain top talent. To facilitate talent attraction and retention, we strive to make NeuBase a safe and rewarding workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits and health and wellness programs, and by programs that build connections between our employees.

As of November 30, 2020, we had fifteen full-time employees in the United States. None of our employees are represented by a collective bargaining agreement. We believe that we have a good relationship with our employees. During fiscal 2020, our voluntary turnover rate was less than 7%.

The success of our business is fundamentally connected to the well-being of our employees. Accordingly, we are committed to their health, safety and wellness. We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, including benefits that provide protection and security so they can have peace of mind concerning events that may require time away from work or that impact their financial well-being; that support their physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having some of our non-laboratory employees work from home, while implementing additional safety measures for employees continuing critical on-site work.

We provide robust compensation and benefits programs to help meet the needs of our employees. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among others. In addition to our broad-based equity award programs, we have used targeted equity-based grants with vesting conditions to facilitate retention of personnel, particularly those with critical drug development skills and experience.

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

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”), and we have an Internet website address at www.neubasetherapeutics.com. We make available free of charge on our Internet website address our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as our proxy statements as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also obtain copies of such documents from the SEC’s website at http://www.sec.gov.

ITEM 1A. RISK FACTORS

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC before making an investment decision regarding our common stock.

•	We have a limited operating history and face significant challenges and expense as we build our capabilities.

•	We have incurred net losses in every period since our inception and anticipate that we will incur substantial net losses in the future.

•	The approach we are taking to discover and develop nucleic acid therapeutics is novel and may never lead to marketable products.

•	Anti-gene technology is a relatively new technology, and our revenue opportunities will be materially limited if we are unable to use this technology in our intended product pipeline.

•	We will need substantial additional financing to develop our products and implement our operating plan. If we fail to obtain additional financing, we will be unable to complete the development and commercialization of our product candidates.

•	If we fail to establish and maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our consolidated operating results, our ability to operate our business, our ability to raise capital, and our stock price.

•	The COVID-19 global pandemic is adversely impacting our business, including our manufacturing and preclinical studies.

•	We will likely be heavily reliant on our partners for access to key resources for the manufacturing and development of our product candidates.

•	Our product pipeline is based on novel technologies, which makes it difficult to predict the time and cost of product candidate development and obtaining regulatory approval.

•	Our business is highly dependent on the success of our platform and lead product candidates. If we are unable to obtain approval for our lead product candidates and effectively commercialize our lead product candidates for the treatment of patients in approved indications, our business would be significantly harmed.

•	The programs in our product pipeline may cause undesirable side effects or have other properties that could halt their preclinical or clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

•	Any potential clinical trials in the future may fail to demonstrate the safety and efficacy of any of our product candidates, which would prevent or delay regulatory approval and commercialization.

•	We may encounter substantial delays in our preclinical testing and in future clinical trials (particularly given the effects of the COVID-19 global pandemic), or may not be able to conduct such efforts on the timelines we expect.

•	If we encounter difficulties enrolling patients in our future clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

•	We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

•	We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

•	We will rely on third parties to conduct our clinical trials and manufacture our product candidates in the future. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

•	We depend on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which would harm our business.

•	If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of those rights would diminish. Legal proceedings to protect or enforce our patents, the patents of our partners, or our other intellectual property rights could be expensive, time consuming, and unsuccessful.

•	Any claims or lawsuits relating to infringement of intellectual property rights brought by or against us will be costly and time consuming and may adversely affect our business, financial condition and results of operations.

•	We have never paid dividends on our capital stock and we do not intend to pay dividends for the foreseeable future. Consequently, any gains from an investment in our common stock will likely depend on whether the price of our common stock increases.

•	Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.

•	The market price of our common stock is likely to be volatile and could fluctuate or decline, resulting in a substantial loss of your investment.

•	Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could cause you to incur dilution and could cause the market price of our common stock to fall.

Risk Factors

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business, prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in this Form 10-K and our other public filings with the Securities and Exchange Commission (the “SEC”). Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Risks Related to the Company

We are a preclinical-stage company, have a very limited operating history, are not currently profitable, do not expect to become profitable in the near future and may never become profitable.

We are a preclinical-stage biotechnology company specializing in the discovery and development of a class of deoxy-ribonucleic acid and ribonucleic acid-targeting drugs called peptide nucleic acids or anti-genes, which did not change as a result of the merger between Ohr Pharmaceutical, Inc., a Delaware corporation (“Ohr”), and NeuBase Therapeutics, Inc., a Delaware corporation (“Legacy NeuBase”), in accordance with the terms of the Agreement and Plan of Merger Reorganization entered into on January 2, 2019 (the “Merger Agreement”). Since our incorporation, we have focused primarily on the development of our proprietary Peptide-nucleic acid AnTisense OLigo (“PATrOL™”) platform and preclinical-stage therapeutic candidates. Our platform technology and all of our therapeutic candidates are in the preclinical development stage, and we have not initiated clinical trials for any of our product candidates, nor have any products been approved for commercial sale and we have not generated any revenue. To date, we have not completed a clinical trial (including a pivotal clinical trial), obtained marketing approval for any product candidates, manufactured a commercial scale product or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Drug development is also a highly uncertain undertaking and involves a substantial degree of risk.

As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the pharmaceutical industry. We also have not generated any revenues from collaboration and licensing agreements or product sales to date and continue to incur research and development and other expenses. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital, and our future success is subject to significant uncertainty.

For the foreseeable future, we expect to continue to incur losses, which we expect will increase significantly from recent historical levels as we expand our drug development activities, seek regulatory approvals for our product candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration (the “FDA”), the European Medicines Agency (the “EMA”) or comparable foreign authorities. Even if we succeed in developing and commercializing one or more product candidates, we may never become profitable.

The approach we are taking to discover and develop nucleic acid therapeutics is novel and may never lead to marketable products.

We have concentrated our efforts and research and development activities on nucleic acid therapeutics and our synthetic chemistry drug discovery and development platform comprised of peptide nucleic acids with natural and engineered nucleotides and targeting technology. Our future success depends on the successful development and manufacturing of such therapeutics and the effectiveness of our platform. The scientific discoveries that form the basis for our efforts to discover and develop new drugs, including our discoveries about the relationships between oligonucleotide stereochemistry and pharmacology, are relatively new. The scientific evidence to support the feasibility of developing drugs based on these discoveries or peptide nucleic acids (“PNAs”) in general is limited. Skepticism as to the feasibility of developing nucleic acid therapeutics and PNAs generally has been, and may continue to be, expressed in scientific literature. In addition, decisions by, and negative results of, other companies with respect to their oligonucleotide development efforts may increase skepticism in the marketplace regarding the potential for oligonucleotides and PNAs.

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

In addition, our approach, which focuses on using nucleic acid therapeutics for drug development, as opposed to multiple or other, more advanced proven technologies, may expose us to additional development and financial risks and make it more difficult to raise additional capital if we are not successful in developing a nucleic acid therapeutic that is timely and cost effective to manufacture and achieves proof of concept in animal models, desired tissue distribution, selectivity for the target, and/or regulatory approval. Because our programs are all in the preclinical stage, we have not yet been able to assess safety in humans, and there may be long-term effects from treatment with any product candidates that we develop using our platform that we cannot predict at this time. Any product candidates the Company may develop will act at the level of deoxyribonucleic acid (“DNA”) or ribonucleic acid (“RNA”), and because animal DNA and RNA often differs from human DNA or RNA at the sequence level, in its regulation and degradation, secondary and tertiary structural conformations and ultimately in being translated into proteins with varying amino acid sequences conformations and functions, testing of our product candidates in animal models may not be predictive of the results we observe in human clinical trials of our product candidates for either safety or efficacy. Also, animal models may not exist for some of the diseases we choose to pursue in our programs. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our gene silencing technology, or any similar or competitive gene silencing technologies, will result in the identification, development and regulatory approval of any products. There can be no assurance that any development problems we experience in the future related to our gene silencing technology or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. Should we encounter development problems, including unfavorable preclinical or clinical trial results, the FDA and foreign regulatory authorities may refuse to approve our product candidates, or may require additional information, tests or trials, which could significantly delay product development and significantly increase our development costs. Moreover, even if we are able to provide the requested information or trials to the FDA, there would be no guarantee that the FDA would accept them or approve our product candidates. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or developing or qualifying and validating product release assays, other testing and manufacturing methods, and our equipment and facilities in a timely manner, which may prevent us from completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or from commercializing any product candidates we may develop on a timely or profitable basis, if at all.

We are highly dependent on the success of our initial product candidates targeting rare genetic diseases and our platform technology in general, and we cannot be certain that any of them will receive regulatory approval or be commercialized.

We have spent time, money and effort on the licensing and development of our core asset: our PATrOL™ platform. To date, we have not submitted an Investigational New Drug application (“IND”) to the FDA, and no clinical trials have commenced for any of our product candidates. All of our product candidates will require additional development, including further preclinical studies and bioanalytic method development as well as clinical trials to evaluate their toxicology, carcinogenicity and pharmacokinetics, efficacy, and optimize their formulation, and receive regulatory clearances before they can be commercialized. Positive results obtained during early development do not necessarily mean later development will succeed or that regulatory clearances will be obtained. Our drug development efforts may not lead to commercial drugs, either because our product candidates or our PATrOL™ platform are not deemed safe and effective, because of competitive or market forces, intellectual property issues or because we have inadequate financial or other resources to advance our product candidates through the clinical development and approval processes. If any of our product candidates, or our PATrOL™ platform, fail to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of the product candidate.

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

To receive regulatory approval for the commercialization of the PATrOL™ platform, or any product candidates that we may develop, adequate and well-controlled clinical trials must be conducted to demonstrate safety and efficacy in humans to the satisfaction of the FDA, the EMA and comparable foreign authorities. In order to support marketing approval, these agencies typically require successful results in one or more Phase III clinical trials, which our current product candidates have not yet reached and may never reach. The development process is expensive, can take many years and has an uncertain outcome. Failure can occur at any stage of the process. We may experience numerous unforeseen events during, or as a result of, the development process that could delay or prevent commercialization of our current or future product candidates, including the following:

•	preclinical studies conducted with product candidates for potential clinical development to evaluate their toxicology, carcinogenicity and pharmacokinetics and optimize their formulation, among other things, may produce unfavorable results;

•	patient recruitment and enrollment in clinical trials may be slower than we anticipate;

•	clinical trials may produce negative or inconclusive results;

•	costs of development may be greater than we anticipate;

•	the potential advantages of the PATrOL™-enabled anti-gene drug candidates may not materialize and thus would confer no benefits to patients over other parties’ products that may emerge;

•	our product candidates or our PATrOL™ platform may cause undesirable side effects that delay or preclude regulatory approval or limit their commercial use or market acceptance, if approved;

•	collaborators who may be responsible for the development of our product candidates may not devote sufficient resources to these clinical trials or other preclinical studies of these candidates or conduct them in a timely manner; or

•	we may face delays in obtaining regulatory approvals to commence one or more clinical trials.

Additionally, because our technology potentially involves mutation silencing via genome binding and/or editing across multiple cell and tissue types, we are subject to many of the challenges and risks that advanced therapies, such as gene therapies, face, including:

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

Because we have limited financial and managerial resources, we will initially develop our lead product candidates for particular rare genetic diseases. As a result, we may forego or delay pursuit of opportunities in other types of diseases that may prove to have greater treatment potential. Likewise, we may forego or delay the pursuit of opportunities with other potential product candidates that may prove to have greater commercial potential.

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

We believe that our existing balance of cash and cash equivalents will enable us to fund our operations for at least the next 12 months from the date this Form 10-K is filed with the SEC, and ideally into the first calendar quarter of 2022. In particular, we expect that these funds will allow us to achieve certain preclinical milestones for our NT0100 program for HD and our NT0200 program for DM1, but we expect that we will need to obtain additional funding to obtain clinical data from the programs. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities, and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations may be materially adversely affected. Furthermore, we will not be able to access the capital markets as quickly due to our non-timely filing of our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2019 and the loss of our eligibility to file a new registration statement on Form S-3 that would allow us to continuously incorporate by reference our Exchange Act reports filed with the SEC into such registration statement, or to use new “shelf” registration statements to conduct offerings, until approximately one year from the date we regain and maintain status as a timely filer, which is expected to be April 1, 2021. In addition, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our inability to fund our business could lead to the loss of your investment.

Our future capital requirements will depend on many factors, including, but not limited to:

•	the scope, rate of progress, results and cost of our preclinical studies, clinical trials and other related activities;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;

•	the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future product candidates;

•	the number and characteristics of the product candidates it seeks to develop or commercialize;

•	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates;

•	the cost of commercialization activities if any of our current or future product candidates are approved for sale, including marketing, sales and distribution costs;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•	the costs incurred in maintaining appropriate facilities to be able to perform the necessary work to develop our products;

•	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval; and

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation.

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

We intend to use our technology, including our licensed technology, knowledge and expertise, to develop novel drug candidates to address some of the world’s most devastating and costly central nervous system, muscular, and other disorders, including orphan genetic and oncology indications. We intend to expand our existing pipeline of core assets by advancing drug candidate compounds from discovery programs into preclinical and clinical development. However, the process of researching and discovering drug candidate compounds is expensive, time-consuming and unpredictable. Data from our current preclinical programs may not support the clinical development of our lead compounds or other compounds from these programs, and we may not identify any additional drug compounds suitable for recommendation for clinical development. Moreover, any drug compounds we recommend for clinical development may not demonstrate, through preclinical studies, indications of safety and potential efficacy that would support advancement into clinical trials. Such findings would potentially impede our ability to maintain or expand our clinical development pipeline. Our ability to identify new drug compounds and advance them into clinical development also depends upon our ability to fund our research and development operations, and we cannot be certain that additional funding will be available on acceptable terms, or at all.

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

While there are currently no approved treatments available to slow the progression of Huntington’s Disease or Myotonic Dystrophy Type 1, publicly available information shows that a number of companies are pursuing product candidates seeking to address the root cause of these indications. These include an investigational drug in Phase III clinical development for HD, and several ongoing clinical and preclinical programs targeting the underlying disease and symptoms in HD and DM1. The success of any of these competitors could reduce or eliminate our commercial opportunity.

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

Our operations have been adversely affected by the coronavirus outbreak, and we face risks that could impact our business.

A novel strain of coronavirus, COVID-19, originated in Wuhan, China, in December 2019. The virus has spread globally and includes a significant number of cases in the U.S., Europe and Asia. We have relationships with contract research organizations to conduct certain pre-clinical programs and testing and other services in Europe and certain of those business operations have been impacted by the COVID-19 pandemic and are further subject to potential business interruptions arising from new protective measures that may be taken by the governmental or other agencies or governing bodies. We also conduct limited operations within Asia through third-party contract manufacturing organizations whose operations have been and may continue to be negatively affected by the coronavirus outbreak. In addition, certain of our collaborative relationships with academic research institutions in the United States have been and may continue to be materially and adversely impacted by protective measures taken by those institutions or federal and state agencies and governing bodies to restrict access to, or suspend operations at, such facilities. Such protective measures, including quarantines, travel restrictions and business shutdowns, have impacted and may continue to negatively affect our core operations. We have taken precautionary measures aligned with CDC, state and local guidelines that are intended to help minimize the risk of the virus to our employees, including the provision of personal protective equipment, suspension of non-essential travel worldwide for our employees, and we discourage employee attendance at other gatherings. Several of our employees work remotely. Business disruptions elsewhere in the world could also negatively affect the sources and availability of components and materials that are essential to the operation of our business.

Extended periods of interruption to our U.S. operations or those of our contract research and manufacturing organizations due to the coronavirus outbreak could adversely impact the growth of our business and could cause us to cease or delay operations. For example, one of our external contract research providers, was forced to shut down its vivarium where the in vivo testing for the NT0100 program was ongoing, and this disruption in operations contributed to a delay and may also incur additional future delays in that program. In such instances, we may need to locate an appropriate replacement third-party facility and establish a contractual relationship in connection with such facilities, which may not be readily available or on acceptable terms that would cause additional delay and increased expense, including as a result of additional required FDA approvals, and may have a material adverse effect on our business.

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

The process of manufacturing our product candidates is complex, highly regulated, and subject to several risks. For example, the process of manufacturing our product candidates is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, low yielding processes, or vendor or operator error. Even minor deviations from normal manufacturing processes for any of our product candidates could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. In addition, the manufacturing facilities in which our product candidates are made could be adversely affected by equipment failures, labor shortages, natural disasters, public health crises, pandemics and epidemics, such as a novel strain of coronavirus (COVID-19), power failures and numerous other factors. For instance, our therapeutic molecules are complex and comprised of both peptides and nucleic acids, and it may be difficult or impossible to find Good Laboratory Practice- (“GLP”) and Current Good Manufacturing Practice- (“cGMP”) grade manufacturers, manufacturing may be cost prohibitive, we or our third-party manufacturers may not be able to manufacture product candidates in a timely manner or within specification, or manufacturing may not be available to fulfill regulatory requirements. In addition, we or our third-party manufacturers may not be able to manufacture our product candidates at the necessary scale to meet our development and commercialization requirements.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of November 30, 2020, we had fifteen full-time employees. We will rely primarily on outsourcing research, development and clinical trial activities, and manufacturing operations, as well as other functions critical to our business. We believe this approach enhances our ability to focus on our core product opportunities, allocate resources efficiently to different projects and allocate internal resources more effectively. We have filled several key open positions and are currently recruiting for a few remaining positions. However, competition for qualified personnel is intense. We may not be successful in attracting qualified personnel to fulfill our current or future needs. In the event we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of our product candidates, and may have difficulty in meeting our obligations as a public company. We do not maintain “key person” insurance on any of our employees.

In addition, competitors and others are likely in the future to attempt to recruit our employees. The loss of the services of any of our key personnel, the inability to attract or retain highly qualified personnel in the future or delays in hiring such personnel, particularly senior management and other technical personnel, could materially and adversely affect our business, financial condition and results of operations. In addition, the replacement of key personnel likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

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

Because our Chief Executive Officer is involved with several unaffiliated privately held companies, he may experience conflicts of interest and competing demands for his time and attention.

Dietrich Stephan, Ph.D., our Chief Executive Officer, is a member of the governing bodies of several unaffiliated privately held companies, as well as a general partner of Cyto Ventures. Although Dr. Stephan expects to devote substantially all of his time to us, he expects to continue in each of these positions for the foreseeable future. Conflicts of interest could arise with respect to business opportunities that could be advantageous to third party organizations affiliated with Dr. Stephan, on the one hand, and us, on the other hand.

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

Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations and could result in a material disruption of our drug development and preclinical and clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, damage to our reputation, suffer loss or harm to our intellectual property rights and the further research, development and commercial efforts of our products and product candidates could be delayed. The loss of drug development or clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our development programs and the development of our product candidates could be delayed. In addition, if we are held liable for a claim against which we are not insured or for damages exceeding the limits of our insurance coverage, whether arising out of cybersecurity matters, or from some other matter, that claim could have a material adverse effect on our results of operations.

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

We and our suppliers may experience a disruption in our and their business as a result of natural disasters. A significant natural disaster, such as an earthquake, hurricane, flood or fire, could severely damage or destroy our headquarters or facilities or the facilities of our manufacturers or suppliers, which could have a material and adverse effect on our business, financial condition and results of operations. In addition, terrorist acts or acts of war targeted at the U.S., and specifically the Pittsburgh, Pennsylvania, greater New York, New York, and greater southern California regions, could cause damage or disruption to us, our employees, facilities, partners and suppliers, which could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Intellectual Property

Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to protect our intellectual property rights throughout the world.

Our commercial success will depend in large part on obtaining and maintaining patent, trademark and trade secret protection of our proprietary technologies and our product candidates, their respective components, formulations, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

The patenting process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Our pending and future patent applications may not result in issued patents that protect our technology or products, in whole or in part. In addition, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technologies.

In the future we may, and presently do, in-license intellectual property from licensors. We may rely on these licensors to file and prosecute patent applications and maintain patents and otherwise protect the intellectual property we license from them. We may have limited control over these activities or any other intellectual property that may be in-licensed. For example, we cannot be certain that such activities by licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. We may have limited control over the manner in which our licensors initiate an infringement proceeding against a third-party infringer of the intellectual property rights, or defend certain of the intellectual property that is licensed to us. It is possible that the licensors’ infringement proceeding or defense activities may be less vigorous than had we conducted them ourselves.

The growth of our business may depend in part on our ability to acquire or in-license additional proprietary rights. For example, our programs may involve additional product candidates that may require the use of additional proprietary rights held by third parties. Our product candidates may also require specific formulations to work effectively and efficiently. These formulations may be covered by intellectual property rights held by others. We may develop products containing our compounds and pre-existing pharmaceutical compounds. These pharmaceutical compounds may be covered by intellectual property rights held by others. We may be required by the FDA or comparable foreign regulatory authorities to provide a companion diagnostic test or tests with our product candidates. These diagnostic test or tests may be covered by intellectual property rights held by others. We may be unable to acquire or in-license any relevant third-party intellectual property rights that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which would harm our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license under such intellectual property rights, any such license may be non-exclusive, which may allow our competitors access to the same technologies licensed to us. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of such program and our business and financial condition could suffer.

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

If we are unable to obtain and maintain sufficient patent and other intellectual property protection for our product candidates and technology, our competitors could develop and commercialize products and technology similar or identical to ours, and we may not be able to compete effectively in our market or successfully commercialize any product candidates we may develop.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. We will only be able to protect our product candidates, proprietary technologies and their uses from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

Composition-of-matter patents on the active pharmaceutical ingredient are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection without regard to any method of use. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our products for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method-of use patents, the practice is common and such infringement is difficult to prevent or prosecute.

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own may fail to result in issued patents in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability, inventorship, or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Furthermore, for applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the United States Patent and Trademark Office or the USPTO, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications.

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our drug discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. Although we require all of our employees to assign their inventions to us, and require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.

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

In some cases, patent prosecution of our licensed technology may be controlled solely by the licensor. If our licensor fails to obtain and maintain patent or other protection for the proprietary intellectual property we in-license, then we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products using the intellectual property. In certain cases, we may control the prosecution of patents resulting from licensed technology. In the event we breach any of our obligations related to such prosecution, we may incur significant liability to our licensing partners. Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. Disputes may arise regarding intellectual property subject to a licensing agreement, including, but not limited to:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•	the sublicensing of patent and other rights;

•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our collaborators; and

•	the priority of invention of patented technology.

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

The patent position of pharmaceutical and biotechnology companies generally is highly uncertain and involves complex legal and factual questions for which many legal principles remain unresolved. In recent years patent rights have been the subject of significant litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued in the United States or in other jurisdictions which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. In addition, the U.S. Patent and Trademark Office, or USPTO, might require that the term of a patent issuing from a pending patent application be disclaimed and limited to the term of another patent that is commonly owned or names a common inventor. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain.

Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner. The issuance of a patent is not conclusive as to its scope, validity or enforceability, and our owned and in-licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in the patent claims of our owned or in-licensed patents being narrowed, invalidated or held unenforceable, in whole or in part. This result could limit our ability to stop or prevent us from stopping others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Such challenges may result in loss of exclusivity or freedom to operate. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours or otherwise provide us with a competitive advantage.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

• others may be able to make or use compounds that are similar to the pharmaceutical compounds used in our product candidates but that are not covered by the claims of our patents;

• the active pharmaceutical ingredients in our current product candidates will eventually become commercially available in generic drug products, and no patent protection may be available with regard to formulation or method of use;

• we or our licensors, as the case may be, may fail to meet our obligations to the U.S. government in regards to any in-licensed patents and patent applications funded by U.S. government grants, leading to the loss of patent rights;

• we might not have been the first to file patent applications for these inventions;

• others may independently develop similar or alternative technologies or duplicate any of our technologies;

• it is possible that our pending patent applications will not result in issued patents;

• it is possible that there are prior public disclosures that could invalidate our patents, as the case may be, or parts of our or their patents;

• it is possible that others may circumvent our patents;

• it is possible that there are unpublished patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to ours;

• the laws of foreign countries may not protect our proprietary rights to the same extent as the laws of the United States;

• the claims of our issued patents or patent applications, if and when issued, may not cover our product candidates;

• our patents may not provide us with any competitive advantages, may be narrowed in scope, or be held invalid or unenforceable as a result of legal challenges by third parties;

• the inventors of our patents or patent applications may become involved with competitors, develop products or processes which design around our patents, or become hostile to us or the patents or patent applications on which they are named as inventors;

• collaborators may develop adjacent or competing products to ours that are outside the scope of our patents;

• we may not develop additional proprietary technologies for which we can obtain patent protection;

• it is possible that product candidates or diagnostic tests we develop may be covered by third parties’ patents or other exclusive rights; or

• the patents of others may have an adverse effect on our business.

Patents that we currently license and patents that we may own or license in the future do not necessarily ensure the protection of our licensed or owned intellectual property for a number of reasons, including, without limitation, the following:

•	the patents may not be broad or strong enough to prevent competition from other products that are identical or similar to our product candidates;

•	there can be no assurance that the term of a patent can be extended under the provisions of patent term extensions afforded by U.S. law or similar provisions in foreign countries, where available;

•	the issued patents and patents that we may obtain or license in the future may not prevent generic entry into the market for our product candidates;

•	we, or third parties from whom we in-license or may license patents, may be required to disclaim part of the term of one or more patents;

•	there may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim;

•	there may be prior art of which we are aware, which we do not believe affects the validity or enforceability of a patent claim, but which, nonetheless, ultimately may be found to affect the validity or enforceability of a patent claim;

•	there may be other patents issued to others that will affect our freedom to operate;

•	if the patents are challenged, a court could determine that they are invalid or unenforceable;

•	there might be a significant change in the law that governs patentability, validity and infringement of our licensed patents or any future patents we may own that adversely affects the scope of our patent rights;

•	a court could determine that a competitor’s technology or product does not infringe our licensed patents or any future patents we may own; and

•	the patents could irretrievably lapse due to failure to pay fees or otherwise comply with regulations or could be subject to compulsory licensing.

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

We also may rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect, and we have limited control over the protection of trade secrets used by our collaborators and suppliers. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors or use such information to compete with us. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. If our confidential or proprietary information is divulged to or acquired by third parties, including our competitors, our competitive position in the marketplace will be harmed and this would have a material adverse effect on our business.

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some countries do not protect intellectual property rights to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other countries. Competitors may use our technologies in countries where we have not obtained patent protection to develop their own products and further, may infringe our patents in territories where we have patent protection, but enforcement is not as strong as in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in certain countries. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property, particularly those relating to pharmaceutical and biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign countries could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that others may assert our product candidates infringe the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our product candidates, technologies or methods. Furthermore, because the nucleic acid therapeutics intellectual property landscape is still evolving and our product candidates have not been through clinical trials or commercialized, it is difficult to conclusively assess our freedom to operate without infringing third party rights. There are numerous companies that have pending patent applications and issued patents directed to certain aspects of nucleic acid therapeutics. We are aware of third-party competitors in the oligonucleotide therapeutics space, whose patent filings and/or issued patents may include claims directed to targets and/or products related to some of our programs. It is possible that at the time that we commercialize our products these third-party patent portfolios may include issued patent claims that cover our product candidates or critical features of their production or use. Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover, or may be alleged to cover, our product candidates or elements thereof, or methods of manufacture or use relevant to our development plans. In such cases, we may not be in a position to develop or commercialize product candidates unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms.

Moreover, patent applications are in some cases maintained in secrecy until patents are issued. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made and patent applications were filed. Because patents can take many years to issue, there may be currently pending applications of which we are unaware that may later result in issued patents that our product candidates or potential products infringe. For example, pending applications may exist that claim or can be amended to claim subject matter that our product candidates or potential products infringe. Competitors may file continuing patent applications claiming priority to already issued patents in the form of continuation, divisional, or continuation-in-part applications, in order to maintain the pendency of a patent family and attempt to cover our product candidates. We cannot be certain that others have not filed patent applications for technology covered by our issued patents or our pending applications, or that we were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering our products or technology similar to ours. Any such patent application may have priority over our patent applications or patents, which could require us to obtain rights to issued patents covering such technologies.

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

If a third party claims that we infringe its intellectual property rights, we may face a number of issues, including, but not limited to: infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business; substantial damages for infringement, which we may have to pay if a court decides that the product candidate or technology at issue infringes on or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees; a court prohibiting us from developing, manufacturing, marketing or selling our product candidates, or from using our proprietary technologies, unless the third party licenses its product rights to us, which it is not required to do; if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our products; and redesigning our product candidates or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.

We may choose to challenge the patentability of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-exam, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third party’s patent in patent opposition proceedings in the EPO, or other foreign patent office. The costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates or proprietary technologies.

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

Competitors may infringe or otherwise violate our patents, trademarks, copyrights or other intellectual property. To counter infringement or other violations, we may be required to initiate litigation to enforce or defend our licensed and owned intellectual property. Lawsuits to protect our intellectual property rights can be very time consuming and costly. There is a substantial amount of litigation involving patent and other intellectual property rights in the pharmaceutical industry generally. Such litigation or proceedings could substantially increase our operating expenses and reduce the resources available for development activities or any future sales, marketing or distribution activities.

In any infringement litigation, any award of monetary damages we receive may not be commercially valuable. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. Moreover, there can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are resolved. Further, any claims we assert against a perceived infringer could provoke these parties to assert counterclaims against us alleging that we have infringed their patents. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. In addition, in a patent infringement proceeding, a court may decide that one or more of the patents we assert is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to prevent the other party from using the technology at issue on the grounds that our patents do not cover the technology. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In such a case, we could ultimately be forced to cease use of such marks.

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

Any issued patents we may own covering our product candidates could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad, including the USPTO.

Any of our intellectual property rights could be challenged or invalidated despite measures we take to obtain patent and other intellectual property protection with respect to our product candidates and proprietary technology. For example, if we were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the U.S. and in some other jurisdictions, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld material information from the USPTO or the applicable foreign counterpart, or made a misleading statement, during prosecution. A litigant or the USPTO itself could challenge our patents on this basis even if we believe that we have conducted our patent prosecution in accordance with the duty of candor and in good faith. The outcome following such a challenge is unpredictable.

With respect to challenges to the validity of our patents, for example, there might be invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on a product candidate. Even if a defendant does not prevail on a legal assertion of invalidity and/or unenforceability, our patent claims may be construed in a manner that would limit our ability to enforce such claims against the defendant and others. The cost of defending such a challenge, particularly in a foreign jurisdiction, and any resulting loss of patent protection could have a material adverse impact on one or more of our product candidates and our business. Enforcing our intellectual property rights against third parties may also cause such third parties to file other counterclaims against us, which could be costly to defend, particularly in a foreign jurisdiction, and could require us to pay substantial damages, cease the sale of certain products or enter into a license agreement and pay royalties (which may not be possible on commercially reasonable terms or at all). Any efforts to enforce our intellectual property rights are also likely to be costly and may divert the efforts of our scientific and management personnel.

We may be subject to claims challenging the inventorship of our patents and other intellectual property.

We may be subject to claims that former employees, collaborators or other third parties have an interest in our patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our product candidates. While it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our and their assignment agreements may not be self-executing or may be breached, and litigation may be necessary to defend against these and other claims challenging inventorship or our ownership of our patents, trade secrets or other intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We may become involved in disputes with our employees, consultants, or independent contractors regarding the ownership of intellectual property.

We will rely on our employees, consultants, and independent contractors to develop intellectual property that we will own and commercialize. These persons may dispute the terms of their agreements with us, for example, their obligation to assign intellectual property, work product, and know how to us. In case of such a dispute, the person may assert that he owns the work that he performed on our behalf, and that all corresponding intellectual property rights vest in him. The person may assert ownership of the intellectual property, refuse to disclose the intellectual property to us, and fail to execute documents essential to document our ownership. If the person withholds the disclosure of new technology, we may not even know what technology has been withheld from us, or that the technology even exists. In this case, we may never be able to identify and perfect title to the technology. Such a person would pose a significant risk of disclosure of our confidential intellectual property. If the person chose to reveal the technology to a third party, we may have no means or opportunity to prevent the disclosure. Our confidential intellectual property would then become known to third parties, possibly even without us knowing about the disclosure. We would suffer material adverse effects from the disclosure and misuse of our intellectual property. To enforce our rights would require a complex dispute of state and federal intellectual property law to take place in a state court. The outcome of such a dispute in a state court, especially in a jury trial, is highly uncertain.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product candidate, we may be open to competition from competitive medications, including generic medications. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours for a meaningful amount of time, or at all.

Depending upon the timing, duration and conditions of any FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, and similar legislation in the European Union and certain other countries. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. Only one patent per approved product can be extended, the extension cannot extend the total patent term beyond 14 years from approval and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for the applicable product candidate will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case, and our competitive position, business, financial condition, results of operations and prospects could be materially harmed.

Also, there are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. We may be unable to obtain patents covering our product candidates that contain one or more claims that satisfy the requirements for listing in the Orange Book. Even if we submit a patent for listing in the Orange Book, the FDA may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If one of our product candidates is approved and a patent covering that product candidate is not listed in the Orange Book, a manufacturer of generic drugs would not have to provide advance notice to us of any abbreviated new drug application filed with the FDA to obtain permission to sell a generic version of such product candidate. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

Risks Related to Government Regulation

We are very early in our development efforts. All of our product candidates are still in preclinical development. If we are unable to advance our product candidates to clinical development, obtain regulatory approval and ultimately commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts, and all of our product candidates are still in preclinical development. We have invested substantially all of our efforts and financial resources in the identification and preclinical development of PATrOL-enabled therapies, including the development programs for the treatment of Huntington’s Disease and Myotonic Dystrophy Type 1. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a marketable product. In addition, certain of our product candidate development programs contemplate the development of companion diagnostics, which are assays or tests to identify an appropriate patient population. Companion diagnostics are subject to regulation as medical devices and must themselves be approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our product candidates. The success of our product candidates will depend on several factors, including the following:

•	successful completion of preclinical studies;

•	approval of INDs for our planned clinical trials or future clinical trials;

•	successful enrollment in, and completion of, clinical trials;

•	successful development of companion diagnostics for use with certain of our product candidates;

•	receipt of regulatory approvals from applicable regulatory authorities;

•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers for clinical supply and commercial manufacturing;

•	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;

•	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;

•	acceptance of the product candidates, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	obtaining and maintaining third-party insurance coverage and adequate reimbursement;

•	enforcing and defending intellectual property rights and claims; and

•	maintaining a continued acceptable safety profile of the product candidates following approval, if approved.

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

Undesirable side effects involving our product candidates may have other significant adverse implications on our business, financial condition and results of operations. For example:

•	we may be unable to obtain additional financing on acceptable terms, if at all;

•	our collaborators may terminate any development agreements covering these product candidates;

•	if any development agreements are terminated, we may determine not to further develop the affected product candidates due to resource constraints and may not be able to establish additional collaborations for their further development on acceptable terms, if at all;

•	if we were to later continue the development of these product candidates and receive regulatory approval, earlier findings may significantly limit their marketability and thus significantly lower our potential future revenues from their commercialization;

•	we may be subject to product liability or stockholder litigation; and

•	we may be unable to attract and retain key employees.

In addition, if any of our product candidates receive marketing approval and we or others later identify undesirable side effects caused by the product:

•	regulatory authorities may withdraw their approval of the PATrOL™-enabled product, or we or our partners may decide to cease marketing and sale of the product voluntarily;

•	we may be required to change the way the product is administered, conduct additional preclinical studies or additional clinical trials after initial clinical trials regarding the product, change the labeling of the product, or change the product’s manufacturing facilities; and

•	our reputation may suffer.

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

Delays in the commencement or completion of clinical trials could significantly impact our drug development costs. We do not know whether anticipated clinical trials will begin on time or be completed on schedule, if at all. The commencement of clinical trials can be delayed for a variety of reasons, including, but not limited to, delays related to:

•	obtaining regulatory approval to commence one or more clinical trials;

•	reaching agreement on acceptable terms with prospective third-party contract research organizations (“CROs”) and clinical trial sites;

•	manufacturing sufficient quantities of a product candidate or other materials necessary to conduct clinical trials;

•	changes in regulations as part of a response to the COVID-19 pandemic, which may require us to change the ways in which future clinical trials would otherwise be conducted;

•	obtaining institutional review board approval to conduct one or more clinical trials at a prospective site;

•	recruiting and enrolling patients to participate in one or more clinical trials; and

•	the failure of our collaborators to adequately resource our product candidates due to their focus on other programs or as a result of general market conditions.

In addition, once a clinical trial has begun, it may be suspended or terminated by us, our collaborators, the institutional review boards or data safety monitoring boards charged with overseeing our clinical trials, the FDA, the EMA or comparable foreign authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols;

•	inspection of the clinical trial operations or clinical trial site by the FDA, the EMA or comparable foreign authorities resulting in the imposition of a clinical hold;

•	unforeseen safety issues;

•	lack of adequate funding to continue the clinical trials; and

•	lack of patient enrollment in clinical studies.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. In addition, the COVID-19 pandemic may negatively impact our ability to recruit and enroll patients for our clinical trials because they may be reluctant or unable to visit clinical sites, or may delay seeking treatment for chronic conditions.

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

Despite the time and expense invested, regulatory approval is never guaranteed. The FDA, the EMA or comparable foreign authorities can delay, limit or deny approval of a product candidate for many reasons, including:

•	a product candidate may not be deemed safe or effective;

•	agency officials of the FDA, the EMA or comparable foreign authorities may not find the data from non-clinical or preclinical studies and clinical trials generated during development to be sufficient;

•	the FDA, the EMA or comparable foreign authorities may not approve our third-party manufacturers’ processes or facilities; or

•	the FDA, the EMA or a comparable foreign authority may change our approval policies or adopt new regulations.

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

If any of our product candidates receive regulatory approval, the FDA, the EMA or comparable foreign authorities may still impose significant restrictions on the indicated uses or marketing of the product candidates or impose ongoing requirements for potentially costly post-approval studies and trials. In addition, regulatory agencies subject a product, our manufacturer and the manufacturer’s facilities to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, our collaborators or us, including requiring withdrawal of the product from the market. Our product candidates will also be subject to ongoing FDA, EMA or comparable foreign authorities’ requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. If our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning letters or other notices of possible violations;

•	impose civil or criminal penalties or fines or seek disgorgement of revenue or profits;

•	suspend any ongoing clinical trials;

•	refuse to approve pending applications or supplements to approved applications filed by us or our collaborators;

•	withdraw any regulatory approvals;

•	impose restrictions on operations, including costly new manufacturing requirements, or shut down our manufacturing operations; or

•	seize or detain products or require a product recall.

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

Risks Related to Our Common Stock

The market price of our common stock is expected to be volatile

The trading price of our stock is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	our ability to conduct and achieve continued positive outcomes from our preclinical activities on the PATrOL™ platform and disease specific programs;

•	public health crises, pandemics and epidemics, such as a novel strain of coronavirus (COVID-19) and their effects on our preclinical activities;

•	results from, costs, and any delays in, anticipated preclinical and clinical studies;

•	contracting with third parties such as academic institutions, and various CROs who will perform such studies, or the potential lack of performance of such organizations;

•	acceptance of INDs by the FDA or similar regulatory filing by comparable foreign regulatory authorities for the conduct of clinical trials of our product candidates and our proposed design of future clinical trials;

•	delays in publications of research findings;

•	significant lawsuits, including patent or stockholder litigation;

•	inability to obtain additional funding or funding on favorable terms;

•	failure to successfully develop and commercialize our product candidates;

•	changes in laws or regulations applicable to our product candidates;

•	inability to obtain adequate product supply for our product candidates, or the inability to do so at acceptable prices or in an acceptable timeframe;

•	unanticipated serious safety concerns related to our PATrOL™ platform or any of our product candidates;

•	adverse regulatory decisions;

•	introduction of new products or technologies by our competitors;

•	adverse events or results for our competitors or our product candidate target areas that could generally adversely affect us our or our industry;

•	failure to meet or exceed drug development or financial projections we provide to the public;

•	failure to meet or exceed the estimates, expectations and projections of the investment community and our stockholders;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our licensed and owned technologies;

•	additions or departures of key scientific or management personnel;

•	changes in the market valuations of similar companies;

•	general economic and market conditions and overall fluctuations in the U.S. equity market;

•	sales of our common stock by us or our stockholders in the future;

•	trading volume of our common stock;

•	period-to-period fluctuations in our financial results;

•	any identified material weakness in our internal control over financial reporting;

•	changes in the structure of health care payments;

•	changes in the Nasdaq listing of our stock; and

•	recommendations of equity analysts covering our stock.

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

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (the “2019 Form 10-K”), in connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended September 30, 2019, but prior to the issuance of such financial statements, the Company determined the accounting treatment and valuations pertaining to the PATrOL™ technology license acquired during the first quarter of fiscal 2019 should be modified. The 2019 Form 10-K disclosed that the change in accounting treatment and valuations resulted in an increase in total operating expenses of approximately $0.9 million on the Company’s consolidated statements of operations for the fiscal year ended September 30, 2019 and a decrease in intangible assets of approximately $1.5 million on the Company’s consolidated balance sheet as of and for the fiscal year ended September 30, 2019, as well as a decrease in total operating expenses of approximately $0.3 million on the Company’s consolidated statements of operations in connection with the adjustment of the valuation of certain share-based awards for the fiscal year ended September 30, 2019.

In addition, the Company identified an error in one of the Black-Scholes option pricing model assumptions, utilized in calculating the fair value of a stock option award granted during the year ended September 30, 2019, which resulted in an overstatement of share-based compensation expense. The Company concluded that the error was not material to any prior annual or interim period. Nevertheless, the Company has revised its historical financial statements to properly reflect the fair value of options granted in the prior period.

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

We previously identified a material weakness in our internal control over financial reporting, which has been remediated. If we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.

We previously identified a material weakness in our internal control over financial reporting that was unremediated as of September 30, 2019. Although this material weakness was remediated as of September 30, 2020 as discussed in Item 9A of Part II of this Form 10-K, we cannot assure you that we will not identify another material weakness in the future. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.

As previously disclosed in our 2019 Form 10-K, in connection with the preparation of our financial statements for such fiscal year, our management and the Audit Committee of our board of directors determined that our accounting treatment and valuations pertaining to the PATrOL™ technology license should be modified. In connection with such revisions, our management identified a material weakness in our internal control over financial reporting due to a lack of expertise in complex accounting transactions, which were not operating effectively to provide reasonable assurance that complex transactions were accounted for correctly. We subsequently restated our unaudited condensed consolidated statements of operations and our unaudited condensed consolidated balance sheets as of and for the three months ended December 31, 2018 and as of and for the three and six months ended March 31, 2019 upon the filing of our Quarterly Reports on Form 10-Q for such periods. As discussed in Item 9A of Part II of this Form 10-K, we took remedial measures during fiscal 2019 and throughout fiscal 2020 to remediate this material weakness.

We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent or avoid potential future material weaknesses. In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, we may encounter problems or delays in completing the implementation of any improvements and receiving a favorable attestation by our independent registered public accounting firm, if and when required.

If we are unable to achieve and maintain an effective internal control environment in our disclosure controls or internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected; our liquidity, our access to capital markets and our ability to complete acquisitions may be adversely affected; we may be unable to maintain or regain compliance with applicable securities laws, The Nasdaq Stock Market LLC (“Nasdaq”) listing requirements, and the covenants under certain agreements regarding the timely filing of periodic reports; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; and our stock price may decline.

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

As previously disclosed in our 2019 Form 10-K, in connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended September 30, 2019, but prior to the issuance of such financial statements, the Company determined the accounting treatment and valuations pertaining to the PATrOL™ technology license acquired during the first quarter of fiscal 2019 should be modified. The 2019 Form 10-K disclosed that the change in accounting treatment and valuations resulted in an increase in total operating expenses of approximately $0.9 million on the Company’s consolidated statements of operations for the fiscal year ended September 30, 2019 and a decrease in intangible assets of approximately $1.5 million on the Company’s consolidated balance sheet as of and for the fiscal year ended September 30, 2019, as well as a decrease in total operating expenses of approximately $0.3 million on the Company’s consolidated statements of operations in connection with the adjustment of the valuation of certain share-based awards for the fiscal year ended September 30, 2019. In addition, on February 12, 2020, we dismissed our former independent registered public accounting firm. Accordingly, we were unable to complete the compilation, analysis and review of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 until after the deadline for such filing.

As a result of our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, we are currently ineligible to file new short form registration statements on Form S-3, and, absent a waiver of the Form S-3 eligibility requirements, we will no longer be permitted to use our existing registration statements on Form S-3 upon the earlier to occur of the expiration of such registration statements on Form S-3, the filing of this Form 10-K or the occurrence of a fundamental change which would require a post-effective amendment to any such registration statements pursuant to Item 512 of Regulation S-K and Section 10(a)(3) of the Securities Act. As a consequence, we might not be permitted to sell all of the amount of common stock we could otherwise sell prior to such time, which could adversely affect our ability to run our operations and progress our clinical and product development programs. We will not be permitted to conduct an “at the market offering” absent an effective primary registration statement on Form S-3.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a breach of fiduciary duty;

•	any action asserting a claim against us arising under the General Corporation Law of the State of Delaware (the “DGCL”), our amended and restated certificate of incorporation or our amended and restated bylaws; and

•	any action asserting a claim against us that is governed by the internal-affairs doctrine.

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

On February 14, 2018, plaintiff Jeevesh Khanna, commenced an action in the Southern District of New York, against Ohr and several current and former officers and directors, alleging that they violated federal securities laws between June 24, 2014 and January 4, 2018. On August 7, 2018, the lead plaintiffs, now George Lehman and Insured Benefit Plans, Inc., filed an amended complaint, stating the class period to be April 8, 2014 through January 4, 2018. The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, they seek to maintain the action as a class action and to recover damages on behalf of themselves and other persons who purchased or otherwise acquired Ohr common stock during the putative class period and purportedly suffered financial harm as a result. We and the individuals dispute these claims and intend to defend the matter vigorously. On September 17, 2018, Ohr filed a motion to dismiss the complaint. On September 20, 2019, the district court entered an order granting the defendants’ motion to dismiss. On October 23, 2019, the plaintiffs filed a notice of appeal of that order dismissing the action and other related orders by the district court. After full briefing and oral argument, on October 9, 2020, the U.S. Court of Appeals for the Second Circuit issued a summary order affirming the district court’s order granting the motion to dismiss and remanding the action to the district court to make a determination on the record related to plaintiffs’ request for leave to file an amended complaint. On October 16, 2020, the district court requested the parties’ positions as to how they proposed to proceed in light of the Second Circuit’s decision. After letter briefing on this issue and plaintiffs’ alternative request for leave to file a second amended complaint, on November 16, 2020, the district court denied plaintiffs’ request to amend and dismissed with prejudice plaintiffs’ claims. On December 16, 2020, plaintiffs filed a notice of appeal of that order denying plaintiffs leave to amend. The Company cannot predict at this time whether plaintiffs will choose to pursue any appeal or modification of the dismissal order within the applicable time period. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm the Company’s business and the value of the Company’s common stock.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may significantly reduce the value of shares of our common stock to a potential acquirer or delay or prevent an acquisition or a change in management without the consent of our board of directors. The provisions in our amended and restated certificate of incorporation and amended and restated bylaws include the following:

•	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	the exclusive rights of our board of directors to establish the authorized number of directors and to elect a director to fill a vacancy created by the expansion of our board of directors or the death, resignation, disqualification, retirement or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	a provision that directors may be removed by our stockholders only for cause;

•	the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	the ability of our board of directors to make, alter or appeal our amended and restated bylaws without obtaining stockholder approval;

•	the affirmative vote of the holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of our capital stock entitled to vote generally in the election of directors is required to amend, alter, repeal or adopt any provision inconsistent with, several of the provisions of our amended and restated certificate of incorporation and amended and restated bylaws;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•	the requirement that a special meeting of stockholders may be called only by our board of directors, chief executive officer or president, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•	a restriction on the forum for certain litigation against us to Delaware; and

•	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

In addition, as permitted by Section 145 of the General Corporation Law of the State of Delaware, or the DGCL, our amended and restated certificate of incorporation and our indemnification agreements that we have entered into with our directors and officers provide that:

•	We will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful.

•	We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.

•	We are required to advance expenses actually and reasonably incurred by our directors and officers in connection with any proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined by a court of competent jurisdiction that such person is not entitled to indemnification.

•	We will not be obligated pursuant to our amended and restated certificate of incorporation to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification.

•	The rights to indemnification conferred in our amended and restated certificate of incorporation are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.

•	We may not retroactively amend our amended and restated certificate of incorporation provisions to reduce our indemnification obligations to current or former directors or officers.

Our indemnification obligations could result in substantial expenditures by us, which we will be unable to recover.

Our pre-Merger net operating loss carryforwards and certain other tax attributes will likely be subject to limitations. The pre-Merger net operating loss carryforwards and certain other tax attributes of us may also be subject to limitations as a result of ownership changes resulting from the Merger.

In general, a corporation that undergoes an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) to offset future taxable income (the “Section 382 Limitation”). Such an ownership change occurs if the aggregate stock ownership of certain stockholders, generally stockholders beneficially owning five percent or more of a corporation’s common stock, applying certain look-through and aggregation rules, increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period, generally three years. Due to the ownership change of the Company upon completion of the Merger, our NOLs and certain other tax attributes will be subject to the Section 382 Limitation. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our NOLs and certain other tax attributes because of the Section 382 Limitation, which could have a material adverse effect on cash flow and results of operations. As of September 30, 2020, we estimated that we had approximately $20.0 million in NOL carryforwards. We have not completed an analysis regarding the limitation of net operating loss carryforwards, however, it is likely that the Section 382 Limitation will cause a significant portion of our NOL carryforwards to never be utilized. In addition, if we are determined to have discontinued our historic business following the completion of the Merger, subject to certain exceptions, the Section 382 Limitation could eliminate all possibility of utilizing our NOL carryforwards.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease approximately 2,350 square feet of office and laboratory space at our headquarters in Pittsburgh, Pennsylvania. Our laboratory space is used in our research and development program activities in Pittsburgh, Pennsylvania and accommodates our anticipated workforce and near-term growth needs. The lease terms are at the current prevailing market rates per square foot and expire at the end of calendar 2020. We believe that our leased facilities are generally well maintained and in good operating condition and that the space is suitable and sufficient for our current operational needs.

In October 2020, we entered into a lease for approximately 14,189 square feet of office and laboratory space in Pittsburgh, Pennsylvania, which will become our new headquarters. This laboratory space will be used in our research and development program activities in Pittsburgh, Pennsylvania and will accommodate our anticipated workforce and near-term growth needs. The lease terms are at the current prevailing market rates per square foot and for a term of ten years, with an opportunity for us to extend the lease by additional five-year terms. We believe that our leased facilities are generally well maintained and in good operating condition and that the space is suitable and sufficient for our operational needs. The Company expects to move into the new headquarters at the end of the first calendar quarter of 2021.

ITEM 3. LEGAL PROCEEDINGS

We have become involved in certain legal proceedings and claims which arise in the normal course of business. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our results of operations, prospects, cash flows, financial position and brand.

On February 14, 2018, plaintiff Jeevesh Khanna, commenced an action in the Southern District of New York, against Ohr and several current and former officers and directors, alleging that they violated federal securities laws between June 24, 2014 and January 4, 2018. On August 7, 2018, the lead plaintiffs, now George Lehman and Insured Benefit Plans, Inc., filed an amended complaint, stating the class period to be April 8, 2014 through January 4, 2018. The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, they seek to maintain the action as a class action and to recover damages on behalf of themselves and other persons who purchased or otherwise acquired Ohr common stock during the putative class period and purportedly suffered financial harm as a result. We and the individuals dispute these claims and intend to defend the matter vigorously. On September 17, 2018, Ohr filed a motion to dismiss the complaint. On September 20, 2019, the district court entered an order granting the defendants’ motion to dismiss. On October 23, 2019, the plaintiffs filed a notice of appeal of that order dismissing the action and other related orders by the district court. After full briefing and oral argument, on October 9, 2020, the U.S. Court of Appeals for the Second Circuit issued a summary order affirming the district court’s order granting the motion to dismiss and remanding the action to the district court to make a determination on the record related to plaintiffs’ request for leave to file an amended complaint. On October 16, 2020, the district court requested the parties’ positions as to how they proposed to proceed in light of the Second Circuit’s decision. After letter briefing on this issue and plaintiffs’ alternative request for leave to file a second amended complaint, on November 16, 2020, the district court denied plaintiffs’ request to amend and dismissed with prejudice plaintiffs’ claims. On December 16, 2020, plaintiffs filed a notice of appeal of that order denying plaintiffs leave to amend. The Company cannot predict at this time whether plaintiffs will choose to pursue any appeal or modification of the dismissal order within the applicable time period. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm the Company’s business and the value of the Company’s common stock.

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

On November 30, 2020, the last reported sales price for our common stock on the Nasdaq Capital Market was $7.67 per share, and we had 183 holders of record of our common stock. One of our shareholders is Cede & Co., a nominee for Depository Trust Company (“DTC”). Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one stockholder.

Equity Compensation Plan Information

See Item 12 of Part III of this Form 10-K regarding information about securities authorized for issuance under our equity compensation plans.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of common stock or other equity securities during the fiscal year ended September 30, 2020.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosures Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 21E of the Exchange Act. Those statements include statements regarding the intent, belief or current expectations of the Company and its subsidiaries and our management team. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include but are not limited to those risks and uncertainties set forth in Item 1A of this Form 10-K. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this Form 10-K, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Further, these forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward-looking statements and we disclaim any intent to update forward-looking statements after the date of this report to reflect subsequent developments. Accordingly, you should also carefully consider the factors set forth in other reports or documents that we file from time to time with the SEC.

Presentation

On July 12, 2019, Ohr completed the Merger. At the closing of the Merger, each outstanding share of Legacy NeuBase’s capital stock was converted into the right to receive 1.019055643 shares of our common stock. Shares of our common stock commenced trading on the Nasdaq Capital Market under the ticker symbol “NBSE” as of market open on July 15, 2019. Our previous ticker symbol was “OHRP”. As a result of the Merger, our going-forward operations will be primarily those of Legacy NeuBase. Accordingly, the results of operations reported for the fiscal year ended September 30, 2019, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are not indicative of the results of operations expected for future years due to the transition of our historic business operations to primarily those of Legacy NeuBase.

Overview

NeuBase Therapeutics, Inc. (the “Company”, “we”, “us” and “our”) is a biotechnology company accelerating the genetic revolution using a new class of synthetic medicines. Our modular peptide-nucleic acid antisense oligo (“PATrOL™”) platform which outputs “anti-gene” candidate therapies is designed to combine the specificity of genetic sequence-based target recognition with a modularity that enables use of various in vivo delivery technologies to enable broad and also selective tissue distribution capabilities. Given that every human disease may have a genetic component, we believe that our differentiated platform technology has the potential for broad impact by increasing, decreasing or changing gene function at either the DNA or RNA levels to resolve the progression to disease, as appropriate in a particular indication. We plan to use our platform to address diseases driven by a genetic abnormality and we are initially focused on Huntington’s disease (“HD”) and myotonic dystrophy type 1 (“DM1”).

Mutated proteins resulting from errors in deoxyribonucleic acid (“DNA”) sequences cause rare genetic diseases and cancer. DNA in each cell of the body is transcribed into pre-messenger ribonucleic acid (“pre-mRNA”), which is then processed (spliced) into mRNA, which is exported into the cytoplasm of the cell and translated into a protein. This is termed the “central dogma” of biology. Therefore, when errors in a DNA sequence occur, they are often propagated into RNAs and can produce a damaging protein.

We are developing “anti-gene” therapies. Anti-genes are similar, but distinct, from antisense oligonucleotides (ASOs). ASOs are short single strands of nucleic acids (traditionally thought of as single-stranded RNA molecules) which bind to defective RNA targets in cells and inhibit their ability to form defective proteins. We believe we are a leader in the discovery and development of this new class of anti-gene drugs derived from peptide-nucleic acids (“PNAs”). The key differentiator between ASOs and anti-genes is that the scaffold is not derived from a natural sugar-phosphate nucleic acid backbone, rather is a synthetic polyamide which is charge-neutral (and thus high affinity to allow invasion of double-stranded targets), semi-rigid, and apparently non-biodegradable and immunologically inert. These features provide potential advantages over ASOs and other genetic therapies for modulating disease-causing genes including increased unique target opportunities, improved target specificity and a reduction in both sequence-dependent and independent toxicities. In addition, as these anti-genes are manufactured via standard peptide synthesis methods, they efficiently leverage the advancements in the synthetic peptide industry to enable modulating pharmacophore delivery, pharmacokinetics, sub-cellular placement and endosomal escape.

In addition to the scaffold, we also have a kit of natural nucleobases, chemically modified nucleobases which add further precision to a nucleic acid target of interest, and proprietary bi-specific nucleobases which can be added to the scaffold to allow precise target engagement. These bi-specific nucleobases, in particular, can be used in any combination to more specifically access double stranded DNA targets and RNA targets comprised of secondary structures such as hairpins (double stranded RNA targets which are folded upon themselves). This allows us to potentially access regions of the target transcript which may be unique in secondary structure to allow enhanced selectivity for the target (mutant) RNA as compared to the normal RNA. Enhanced selectivity for mutant RNAs as compared to normal RNAs is critical as normal RNAs are likely required for effective functioning of the cell. These bi-specific nucleotides can also target genomic loci and microRNAs in their double-stranded form.

A component of the modular platform is the ability to add delivery technology to the pharmacophores so as to reach a desired cell or tissue upon in vivo administration. There is flexibility to append various delivery technologies to the pharmacophore to allow either broad tissue distribution or narrow cell and/or tissue targeting if so desired based on targets. One such technology is a chemical moiety can be used to decorate the scaffold directly and allows the anti-genes to penetrate cell membranes and into subcellular compartments where they act as well as to distribute throughout the body when administered systemically.

In addition to the scaffold and modified nucleobases, the platform toolkit also includes linker technology which, when added to both ends of the PNAs, allow cooperative binding between individual drug molecules once they are engaged with the target RNA to form longer and more tightly bound drugs.

This toolkit of components forms the PATrOL™ platform and allows us to manufacture gene and transcript-specific anti-genes.

We are currently focused on therapeutic areas in which we believe our drugs will provide the greatest benefit with a significant market opportunity. We intend to utilize our technology to build out a pipeline of custom designed therapeutics for additional high-value disease targets. We are developing several preclinical programs using our PATrOL™ platform, including the NT0100 program, targeted at Huntington’s disease (“HD”), a repeat expansion disorder, and the NT0200 program, targeted at myotonic dystrophy, type 1 (“DM1”). Preclinical studies are being conducted to evaluate the PATrOL™ platform technology and program candidates in the areas of pharmacokinetics, pharmacodynamics and tolerability, and we reported results from certain of those studies in the first calendar quarter of 2020 and have extended upon certain of those studies in the fourth calendar quarter of 2020 which illustrated that our anti-gene technology can be administered to human patient-derived cell lines and systemically (via intravenous (IV) administration) into animals with DM1 (a genetically modified model accepted as the most representative of the human disease) and can resolve the causal genetic defect. We expect to present additional results from ongoing preclinical studies evaluating the PATrOLTM platform and pipeline indications in the first half of calendar 2021, begin IND enabling studies in one or more of our programs in calendar year 2021 and begin a clinical trial in one or more of our programs in calendar 2022. See below for additional detailed results from certain of our preclinical studies. In addition, the emerging pipeline of other assets that target primary and secondary RNA structure and genomic DNA allows a unique market advantage across a variety of rare diseases and oncology targets.

Overall, using our PATrOL™ platform, we believe we can create anti-gene therapies that have distinct advantages over other chemical entities currently in the market or in development for genetic medicine applications to modulate mutant genes and resolve a clinical trait or disorder. These advantages may differ by indication and can include, among others:

•	increased unique target opportunities, improved target specificity and a reduction in both sequence-dependent and independent toxicities by virtue of a synthetic polyamide scaffold which is charge-neutral (and thus high affinity to allow invasion of double-stranded targets) and semi-rigid which imparts precision to target engagement, and are apparently immunologically inert to not aggregate via charge-based interaction in vivo;

•	potentially long durability by nature of the non-biodegradable polyamide scaffold;

•	our anti-genes are manufactured via standard peptide synthesis methods and thus they efficiently leverage advances in the synthetic peptide industry to enable facile addition of known moieties enabling modulating pharmacophore delivery, pharmacokinetics, sub-cellular placement and endosomal escape; and

•	our anti-genes can uniquely target double stranded structures in DNA and RNA, which allow unique target opportunities that standard ASOs cannot access.

With these unique component parts and their advantages, our PATrOL™ platform-enabled anti-gene therapies can potentially address a multitude of rare genetic diseases and cancer, among other indications.

We employ a rational approach to selecting disease targets, considering many scientific, technical, business and indication-specific factors before choosing each indication. We intend to build a diverse portfolio of therapies custom-designed to treat a variety of health conditions, with an initial emphasis on rare genetic diseases and cancers. A key component of this strategy is continuing to improve the scientific understanding and optimization of our platform technology and programs, including how various components of our platform technology perform, and our drug candidates impact the biological processes of the target diseases, so that we can utilize this information to reduce risk in our future programs and indications. In addition, with our expertise in discovering and characterizing novel anti-gene drugs, we believe that our scientists can optimize the properties of our PATrOL™-enabled drug candidates for use with particular targets that we determine to be of high value.

The depth of our knowledge and expertise with PNAs, bifacial and engineered nucleotides, genetics and genomics and therapeutic development of first-in-class modalities provides potential flexibility to determine the optimal development and commercialization strategy to maximize the near and longer-term value of our drug candidates.

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

Conceptually, we have learned that ASOs can inactivate target RNAs before they can produce harmful proteins by binding them in a sequence-specific manner, which can delay disease progression or even eliminate genetic disease symptoms. ASOs designed by others to target known disease-related mutant RNA sequences have been shown to be able to degrade these transcripts and have a positive clinical impact. Similarly, applications in modifying splicing of pre-RNA in the nucleus of the cell have been developed by others to exclude damaging exons from the final mRNA product and have been approved by the Food and Drug Administration (“FDA”). We plan to extend upon these conceptual breakthroughs by utilizing our first-in-class technology which we believe has significant benefits in certain application areas to better resolve a clinical disorder with well tolerated anti-gene therapies.

We believe the breadth of the PATrOL™ platform gives us the ability to potentially address a multitude of inherited genetic diseases. The technology may also allow us to target and inactivate gain-of-function and change-of-function mutations, and address targets in recessive disease and haploinsufficiencies by altering splicing to remove damaging exons/mutations or increasing expression of wild-type alleles by various means.

Gamma-modified scaffolds, an optimized version of which we utilize, have demonstrated preclinical in vivo efficacy in several applications which we believe can be translated across many targets and into humans. For example, in oncology such scaffolds have reduced expression of an activated oncogene (the epidermal growth factor receptor of the EGFR gene) and have modified gene regulation by targeting microRNAs to slow tumor growth. Such scaffolds have also demonstrated in vivo engagement with the double-stranded genome in studies done by others to perform in vivo single-base genome editing.

Announcement of Positive Preclinical Data

On March 31, 2020, we announced positive preclinical data from our pharmacokinetics studies in non-human primates (“NHPs”) and in vitro pharmacodynamics data in patient-derived cell lines. Our pharmacokinetics studies in NHPs demonstrated, among other things:

•	rapid uptake of our PATrOL™-enabled compound out of the body’s circulation after systemic intravenous administration, with a half-life in circulation of approximately 1.5 hours;

•	penetration by our PATrOL™-enabled compound in every organ system studied, including the central nervous system and skeletal muscle; and

•	retention of therapeutically relevant doses for greater than one week after single-dose injection.

Our pharmacodynamics studies in patient-derived cell lines demonstrated, among other things:

•	activity in engaging target disease-causing transcripts and knocking-down resultant malfunctioning mutant HTT protein levels preferentially over normal HTT protein knock-down; and

•	dose-limiting toxicities were not observed relative to a control either at or above the doses demonstrating activity in human cells in vitro.

In addition, PATrOL™ enabled compounds were generally well-tolerated in vivo after systemic administration, both after single-dose administration in NHPs and multi-dose administration in mice for over a month.

Product Pipeline

NT0100 Program - PATrOL™ Enabled Anti-Gene for Huntington’s Disease

HD is a devastating rare neurodegenerative disorder. After onset, symptoms such as uncontrolled movements, cognitive impairments and emotional disturbances worsen over time. HD is caused by toxic aggregation of mutant huntingtin protein, leading to progressive neuron loss in the striatum and cortex of the brain. The wild-type huntingtin gene (HTT) has a region in which a three-base DNA sequence, CAG, is repeated many times. When the DNA sequence CAG is repeated 26 or fewer times in this region, the resulting protein behaves normally. While the wild-type function of HTT protein is largely uncharacterized, it is known to be essential for normal brain development. When the DNA sequence CAG is repeated 40 times or more in this region, the resulting protein becomes toxic and causes HD. Every person has two copies, or alleles, of the HTT gene. Only one of the alleles (the “mutant” allele) needs to bear at least 40 CAG repeats for HD to occur. HD is one of many known repeat expansion disorders, which are a set of genetic disorders caused by a mutation that leads to a repeat of nucleotides exceeding the normal threshold. Current therapies for patients with HD can only manage individual symptoms.

There is no approved therapy that has been shown to delay or halt disease progression. There are approximately 30,000 symptomatic patients in the U.S. and more than 200,000 at-risk of inheriting the disease globally.

One especially important advantage of the PATrOL™ platform that makes it promising for the treatment of repeat expansion disorders like HD is the ability of our small anti-genes to potentially target the RNA hairpin. As the number of repeats increases, the PATrOL™ anti-genes bind more tightly to each other and the mutant RNA. This allows our therapies to potentially inactivate mutant HTT mRNA before it can be translated into harmful protein via selective binding to the expanded CAG repeats while leaving the normal HTT mRNA largely unbound to drug and producing functional protein. Achieving mutant allele selectivity would be a key advantage for any RNA-based approach aiming to treat HD. In March of 2020 we illustrated the ability of our anti-gene technology to enrich for translational inhibition and resultant mutant protein in human patient-derived cell lines versus wild-type HTT alleles. We illustrated that our anti-genes can inhibit ribosomal elongation via high-affinity binding. The PATrOL™-enabled NT0100 program is currently in preclinical development for the treatment of HD.

NT0200 Program- PATrOL™ Enabled Anti-Gene for Myotonic Dystrophy Type 1

Our pipeline also contains a second potentially transformative medicine, which we believe has significant potential for DM1, a severe and rare trinucleotide repeat disease. DM1 is a multisystem disorder that primarily affects skeletal, cardiac and smooth muscle, as well as the brain. DM1 is caused by expansion of a CUG trinucleotide repeat in the 3’ untranslated region (UTR), a noncoding region of the myotonic dystrophy protein kinase gene (DMPK) transcript, which captures and sequesters protein that have critical functions in the nucleus related to appropriate splicing of hundreds of transcripts. These sequestered proteins cannot then fulfill their normal functions. In addition, it has been documented that sequestration of the mutant transcripts in the nucleus results in their inability to be translated and results in haploinsufficiency, a situation where 50% of the protein in not enough to maintain normal function. Mice with both copies of their DMPK gene knocked out manifest a cardiac conduction defect (Berul CI, Maguire CT, Aronovitz MJ, Greenwood J, Miller C, Gehrmann J, Housman D, Mendelsohn ME, Reddy S. DMPK dosage alterations result in atrioventricular conduction abnormalities in a mouse myotonic dystrophy model. J Clin Invest. 1999 Feb;103(4):R1-7. doi: 10.1172/JCI5346. PMID: 10021468; PMCID: PMC408103.) and a CNS phenotype characterized by abnormal long-term potentiation (Schulz PE, McIntosh AD, Kasten MR, Wieringa B, Epstein HF. A role for myotonic dystrophy protein kinase in synaptic plasticity. J Neurophysiol. 2003 Mar;89(3):1177-86. doi: 10.1152/jn.00504.2002. Epub 2002 Nov 13. PMID: 12612014.) hypothesized to be due to inappropriate cytoskeletal remodeling. We propose that our mechanism of action is via direct engagement of our anti-gene with the expanded CUG repeat hairpin structure in the 3’ UTR of mutant transcript, invasion and opening of the hairpin structure, and release of the sequestered CUG-repeat binding proteins. This release of sequestered proteins which are normally involved in developmentally appropriate pre-mRNA splicing in the nucleus resolves the generalized splice defect and thus the major causal event. Our DM1 anti-gene is designed to not specifically degrade the mutant transcript, rather to release the RNA-protein aggregates through steric displacement, and as a result may improve endophenotypes of the clinical condition, such as in the heart and brain (contingent on delivering effective concentrations of anti-gene to these tissues).

DM1 is characterized clinically by myotonia (inability to relax a muscle after contraction), muscle weakness, muscle wasting and a CNS endophenotype that is characterized by and is confirmed by molecular genetic testing of DMPK trinucleotiode repeat expansion. CTG repeat length (in the genome) exceeding 34 repeats is abnormal and often patients have hundreds or thousands of repeat units. Molecular genetic testing detects pathogenic variants in nearly 100% of affected individuals. It is estimated that the global prevalence of DM1 is 1 in 20,000 individuals. The clinical candidates in development target the DM1 expanded allele with PATrOL™-enabled drug candidates to disrupt and/or open the mutant hairpin and allow release of sequestered splice proteins, and resolution of the possible contributory haploinsufficiency by allowing the mutant transcript to translocate to the cytoplasm and be expressed together with the wild-type transcript to form a complete complement of DMPK protein in critical tissues. Our recent data illustrates that we are able to systemically deliver our anti-genes intravenously in DM1 genetic mouse models, engage the target in the skeletal muscles of the animals, and rescue the causal splice defect.

Additional Indications

In addition, we are in the process of building an early stage pipeline of other therapies that focus on the unique advantages of our technology across a variety of diseases with an underlying genetic driver.

We believe that the preclinical data we have generated on our PATrOLTM platform and pipeline programs support the advancement of the Company’s programs through additional preclinical activities and subsequent IND-enabling studies.

Recent Developments

On December 16, 2020, we announced additional positive preclinical data on our platform and DM1 program. In vitro data highlights in DM1 patient-derived fibroblasts include activity of an anti-gene (Compound A) that targets the CUG repeat in DM1:

•	Compound A traffics to the nucleus, engages and normalizes DMPK mRNA.

•	Compound A rescues mis-splicing of two key DM1 dysregulated transcripts (MBNL1 and MBNL2) within two days after initial treatment. Notably, induction of rescue continues to improve through day 9, the latest time point analyzed.

•	Compound A significantly induces broad correction of global exon inclusion levels of mis-spliced transcripts.

o	Statistically significant improvement in global splicing as measured by the human differential splice inclusion (hDSI) statistic.

o	More than 175 dysregulated human transcripts achieved statistically significant improvement in splicing, many with completely normalized exon usage.

•	DMPK protein levels remain unchanged 5 days after a single Compound A dose, supporting the hypothesized mechanism of action maintaining DMPK.

In vivo data highlights in the HSALR transgenic mouse model of DM1 that expresses high levels of mutant CUG-repeat-containing mRNA (HSA) in skeletal muscle:

•	A single intravenous (IV) injection of 29 mg/kg of Compound A traffics to the nucleus and engages HSA mRNA within 24 hours in tibialis anterior (TA) skeletal muscle.

•	A single intravenous (IV) injection of Compound A significantly induces broad correction of global exon inclusion levels of mis-spliced transcripts in HSALR TA skeletal muscle at day 13.

•	Statistically significant improvement in global splicing as measured by the murine differential splice inclusion (mDSI) statistic.

o	More than 50 unique dysregulated murine transcripts achieved statistically significant improvement in splicing post-treatment, with many achieving complete normalization of appropriate exon usage.

•	Compound A was well tolerated after single dose administration at the dose demonstrating activity in vivo.

We believe the intersection of the NHP pharmacokinetic data and the in vitro and in vivo pharmacodynamic data provides a roadmap to create a pipeline of therapeutic candidates which can reach target tissues of interest after systemic administration and achieve the desired activity at that dose. We believe that the data from these studies provides a roadmap for the future expansion of the Company’s therapeutic pipeline into other indications.

Results of Operations

Results of operations for the fiscal year ended September 30, 2020 reflect the following changes from the year ended September 30, 2019.

	Year Ended September 30,
	2020	2019	Change
OPERATING EXPENSES
General and administrative expenses	$10,123,298	$9,095,674	$1,027,624
Research and development expenses	6,946,008	3,447,201	3,498,807
Research and development expense- license acquired	-	12,967,415	(12,967,415)
TOTAL OPERATING EXPENSES	17,069,306	25,510,290	(8,440,984)
LOSS FROM OPERATIONS	(17,069,306)	(25,510,290)	8,440,984
OTHER INCOME (EXPENSE)
Interest expense	(7,686)	(128,951)	121,265
Change in fair value of warrant liabilities	(453,808)	(492,889)	39,081
Loss on disposal of fixed asset	(3,230)	-	(3,230)
Equity in losses on equity method investment	(262,861)	-	(262,861)
Other income	412,371	-	412,371
Total other expenses, net	(315,214)	(621,840)	306,626
NET LOSS	$(17,384,520)	$(26,132,130)	$8,747,610

Until we are able to generate revenues, our management expects to continue to incur net losses.

General and Administrative Expense

General and administrative expense consists primarily of legal and professional fees, wages and stock-based compensation. General and administrative expenses increased by $1.0 million for the fiscal year ended September 30, 2020, as compared to the fiscal year ended September 30, 2019, primarily due to an increase in employee head count and additional legal and professional services.

Research and Development Expense

Research and development expense consist primarily of professional fees, manufacturing expenses, wages and stock-based compensation. Research and development expenses increased by $3.5 million for the fiscal year ended September 30, 2020, as compared to the fiscal year ended September 30, 2019, primarily due to an increase in employee headcount and the ramp up of research and development activities.

Research and Development Expense- Licenses Acquired

Research and development expense- licenses acquired consists of licenses acquired from CMU and in the Merger with Ohr. Research and development expense- licenses acquired decreased by $13.0 million for the fiscal year ended September 30, 2020, as compared to the fiscal year ended September 30, 2019, primarily due to our acquisition of license rights in 2019.

Interest Expense

Interest expense consists primarily of interest on convertible notes and notes payable. Interest expense decreased by $0.1 million for the fiscal year ended September 30, 2020, as compared to the fiscal year ended September 30, 2019, primarily due to the decrease in convertible notes. No convertible notes were outstanding during the fiscal year ended September 30, 2020.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities reflects the changes in warrant liabilities primarily due to changes in our stock price. Change in fair value of warrant liabilities decreased by $0.04 million for the fiscal year ended September 30, 2020, as compared to the fiscal year ended September 30, 2019, primarily due to changes in our stock price which is reflected in the warrant valuation.

Equity in losses on equity method investment

The Company accounts for its investment in DepYmed common shares using the equity method of accounting and records its proportionate share of DepYmed’s net income and losses. Equity in losses for the years ended September 30, 2020 and 2019 was approximately $0.3 million and $0, respectively.

Other income

Other income reflects the Company’s license, and completed transfer, of certain clinical trial data during the year ended September 30, 2020. No such license and data transfer occurred during the comparative prior year period.

Liquidity, Capital Resources and Financial Condition

We have no revenues from product sales and have incurred operating losses since inception. The Company has historically funded its operations through the sale of common stock and the issuance of convertible notes and warrants. We expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As a result, we will likely need to raise additional capital through one or more of the following: the issuance of additional debt or equity or the completion of a licensing transaction for one or more of the Company’s pipeline assets. Management believes that it has sufficient working capital on hand to fund operations through at least the next twelve months from the date these consolidated financial statements were issued.

Net working capital increased from the fiscal year ended September 30, 2019 to the fiscal year ended September 30, 2020 by $21.1 million (to $29.7 million from $8.5 million) primarily due to our April 2020 underwritten public offering of 6,037,500 shares of common stock, at a price to the public of $6.00 per share, offset, in part, by costs for the development of our PATrOL™ platform technology and lead programs. We received net proceeds from the offering of approximately $33.3 million, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company. Our quarterly cash burn has increased significantly compared to prior periods due to increased research and development activities. We anticipate that our cash needs will likely continue to increase relative to prior periods as we increase our research and development activities, and believe that our current cash balance will provide sufficient capital to continue operations into the first calendar quarter of 2022.

At present, we have no bank line of credit or other fixed source of capital reserves. Should we need additional capital in the future, we will be primarily reliant upon a private or public placement of our equity or debt securities, or a strategic transaction, for which there can be no warranty or assurance that we may be successful in such efforts. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. This could affect future development and business activities and potential future clinical studies and/or other future ventures. Failure to obtain additional equity or debt financing will have a material, adverse impact on the Company’s business operations. There can be no assurance that we will be able to obtain the needed financing to achieve our goals on acceptable terms or at all.

Contractual Obligations and Commitments

Leases

During the fiscal year ended September 30, 2019, Legacy NeuBase utilized the services of LifeX Labs LLC. These services included accounting consultation and office space rental. This agreement was terminated on January 8, 2019. Dietrich Stephan, our Chief Executive Officer (“CEO”), was on the board and acting as CEO of LifeX Labs LLC until December 28, 2018, when he resigned all positions within LifeX. During the fiscal year ended September 30, 2019, and 2020, the Company incurred expenses of approximately $0.01 million and $0, respectively.

On March 12, 2019, we entered into a sublease agreement with StartUptown for the lease of our office in downtown Pittsburgh, PA for a one year term with an option to renew for up to six months.  We paid an initial security deposit of $2,532 upon signing the sublease agreement, and based on the rental rate, expected to incur a monthly rental rate of $2,532 at that time over the life of the sublease if not extended. During the years ended September 30, 2020 and 2019, we entered into multiple amendments to the sublease with StartUptown to increase our office space and extend the term of sublease, with increasing rental rates. All other material terms of the original sublease remained the same in the sublease amendments. As of September 30, 2020, the sublease agreement provides for the sublease of 2,350 square feet of office and laboratory space until December 31, 2020 with a monthly rent of $7,812 per month.

On October 2, 2020, we entered into a lease agreement for office and laboratory space in Pittsburgh, Pennsylvania. The leased premises will serve as our headquarters upon the commencement of the lease. The initial term of the lease commences upon the landlord’s delivery of the leased premises in tenant improvement readiness condition. The initial term of the Lease will extend approximately ten years from delivery of the leased premises to us, unless earlier terminated in accordance with the lease. We will have the right to extend the term of the lease for additional five-year terms. Under the lease, we will lease approximately 14,189 square feet of the property. We will pay an escalating base rent over the life of the lease of approximately $63,000 to $70,000 per month, and we will pay our pro rata portion of property expenses and operating expenses for the property.

Cash Flow Summary

The following table summarizes selected items in our consolidated statements of cash flows:

	Year Ended September 30,
	2020	2019
Net cash used in operating activities	$(10,710,071)	$(2,845,488)
Net cash used in investing activities	(716,820)	(685,225)
Net cash provided by financing activities	33,105,208	13,595,079
Net increase in cash and cash equivalents	$21,678,317	$10,064,366

Operating Activities

Net cash used in operating activities was approximately $10.7 million for the fiscal year ended September 30, 2020 as compared to $2.8 million for the fiscal year ended September 30, 2019. Net cash used in operating activities in 2020 was primarily as a result of our net loss, offset by stock based compensation and changes in operating assets and liabilities. Net cash used in operating activities in 2019 was primarily as a result of our net loss, offset by stock based compensation, research and development expense for licenses acquired and changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities was approximately $0.7 million for the fiscal year ended September 30, 2020, as compared to $0.7 million for the fiscal year ended September 30, 2019. Net cash used in investing activities in the fiscal year ended September 30, 2020 was the result of purchases of laboratory equipment. Net cash used in investing activities in the fiscal year ended September 30, 2019 was primarily the result of purchases of laboratory equipment and cash consideration and expenses paid in connection with the acquisition of the CMU License. These expenditures were partially offset by cash acquired in connection with the Merger with Ohr.

Financing Activities

Net cash provided by financing activities was approximately $33.1 million for the fiscal year ended September 30, 2020, as compared to $13.6 million for the fiscal year ended September 30, 2019. Net cash provided by financing activities for the fiscal year ended September 30, 2020 reflects the proceeds from the issuance of common stock of $33.3 million, net of issuance costs, and the principal payments of financed insurance. Net cash provided by financing activities for the fiscal year ended September 30, 2019 primarily reflects the proceeds from the issuance of common stock in our pre-acquisition and private placement financings and issuance of convertible notes.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Standards

See Note 2 to our consolidated financial statements for a discussion of recent accounting standards and their effect, if any, on us.

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

We define our critical accounting policies as those accounting principles that require it to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. While our significant accounting policies are more fully described in Note 2 to our financial statements appearing elsewhere in this Form 10-K, we believe the following are the critical accounting policies used in the preparation of our financial statements that require significant estimates and judgments:

Fair Value of Financial Instruments

In accordance with Accounting Standards Codification (“ASC”) 820, the carrying value of cash and cash equivalents, accounts payable and notes payable approximates fair value due to the short-term maturity of these instruments. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities on the reporting date.

•	Level 2 - Pricing inputs are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Pricing inputs are generally unobservable and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using factors that involve considerable judgment and interpretations, including but not limited to private and public comparable, third-party appraisals, discounted cash flow models and fund manager estimates.

As of September 30, 2020, the fair value of outstanding warrant liabilities measured at fair value on a recurring basis was $1.0 million. The warrant liabilities are valued using Level 3 valuation inputs. At September 30, 2019, the fair value of outstanding warrant liabilities measured at fair value on a recurring basis was $0.5 million.

As of September 30, 2020 and 2019, the recorded values of cash and cash equivalents, accounts payable and the insurance note payable, approximate the fair values due to the short-term nature of the instruments.

Research and Development

Research and development expenses are expensed in the statement of operations as incurred in accordance with the Financial Accounting Standards Board (“FASB”) ASC 730, Research and Development. Research and development expenses consist of salaries and related benefits for personnel in research and development functions, including stock-based compensation and benefits and fees paid to consultants and contract research organizations for preclinical development work on our PATrOLTM platform and programs, as well as other costs. We incurred research and development expenses of $3.4 million for the fiscal year ended September 30, 2019. During the fiscal year ended September 30, 2020, we incurred $6.9 million in research and development expenses.

Share-Based Compensation

We follow the provisions of ASC 718 – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. We have early adopted Accounting Standard Update (“ASU”) 2018-07, which expands the scope of ASC 718 to include share based payments granted to nonemployees and supersedes the guidance in ASC 505-50. We estimate the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

Stock-based compensation expense is recognized in our financial statements on a straight-line basis for each separately vesting portion of the award. The stock-based compensation awards generally vest over a period of up to four years. All stock-based compensation costs are recorded in general and administrative or research and development costs in the consolidated statements of operations based upon the underlying individual’s role at the Company.

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

We account for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of NeuBase Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NeuBase Therapeutics, Inc. and subsidiaries (the “Company”) as of September 30, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2020, and the related notes  (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY
December 23, 2020

NeuBase Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$31,992,283	$10,313,966
Prepaid insurance	521,617	449,583
Other prepaid expenses and current assets	294,640	265,686
Total Current Assets	32,808,540	11,029,235

EQUIPMENT, net	1,166,934	430,995

OTHER ASSETS
Intangible assets, net	-	145,833
Investment	323,557	586,418
Long-term prepaid insurance	145,250	338,916
Total Other Assets	468,807	1,071,167

TOTAL ASSETS	$34,444,281	$12,531,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,505,042	$1,477,152
Accrued expenses and other current liabilities	555,883	405,599
Warrant liabilities	950,151	496,343
Insurance note payable	138,557	122,919
Total Liabilities	3,149,633	2,502,013
COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2020 and 2019	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 23,154,084 and 17,077,873 shares issued and outstanding as of September 30, 2020 and 2019, respectively	2,315	1,708
Additional paid-in capital	74,850,935	36,201,758
Accumulated deficit	(43,558,602)	(26,174,082)
Total stockholders’ equity	31,294,648	10,029,384

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,444,281	$12,531,397

The accompanying notes are an integral part of these consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended September 30,
	2020	2019
OPERATING EXPENSES
General and administrative	$10,123,298	$9,095,674
Research and development	6,946,008	3,447,201
Research and development expense- license acquired	-	12,967,415
TOTAL OPERATING EXPENSES	17,069,306	25,510,290

LOSS FROM OPERATIONS	(17,069,306)	(25,510,290)

OTHER INCOME (EXPENSE)
Interest expense	(7,686)	(128,951)
Change in fair value of warrant liabilities	(453,808)	(492,889)
Loss on disposal of fixed asset	(3,230)	-
Equity in losses on equity method investment	(262,861)	-
Other income	412,371	-
Total other income (expenses), net	(315,214)	(621,840)

NET LOSS	$(17,384,520)	$(26,132,130)

BASIC AND DILUTED LOSS PER SHARE	$(0.89)	$(3.16)

WEIGHTED AVERAGE SHARES OUTSTANDING:

BASIC AND DILUTED	19,620,291	8,271,707

The accompanying notes are an integral part of these consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Treasury Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of September 30, 2018	-	$-	5,727,090	$573	$(517)	$(41,952)	$(41,896)
Stock-based compensation expense	-	-	-	-	8,958,966	-	8,958,966
Repurchase of common stock	(1,401,202)	(140)	-	-	126	-	(14)
Retirement of common stock	1,401,202	140	(1,401,202)	(140)	-	-	-
Common stock for research and development expense- license acquired- CMU	-	-	835,625	84	844,516	-	844,600
Issuance of restricted stock for services	-	-	1,532,984	153	1,321	-	1,474
Issuance of common stock for conversion of notes payable and accrued interest	-	-	609,874	61	966,155	-	966,216
Issuance of common stock for the cashless exercise of warrants	-	-	103,787	10	429,667		429,677
Cash received for prefunded warrants	-	-	-	-	10	-	10
Issuance of common stock in pre-acquisition private placement, net of issuance costs	-	-	5,302,005	530	8,267,627	-	8,268,157
Issuance of common stock and options for acquisition of Ohr	-	-	2,829,248	283	11,776,644	-	11,776,927
Issuance of common stock in a private placement financing, net of issuance costs	-	-	1,538,462	154	4,957,243	-	4,957,397
Net loss	-	-	-	-	-	(26,132,130)	(26,132,130)
Balance as of September 30, 2019	-	-	17,077,873	1,708	36,201,758	(26,174,082)	10,029,384
Stock-based compensation expense	-	-	-	-	5,194,784	-	5,194,784
Issuance of common stock, net of issuance costs	-	-	6,037,500	604	33,283,366	-	33,283,970
Issuance of restricted stock for services	-	-	6,980	-	-	-	-
Exercise of stock options	-	-	31,731	3	171,027		171,030
Net loss	-	-	-	-	-	(17,384,520)	(17,384,520)
Balance as of September 30, 2020	-	$-	23,154,084	$2,315	$74,850,935	$(43,558,602)	$31,294,648

The accompanying notes are an integral part of these consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	Year Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(17,384,520)	$(26,132,130)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	5,194,784	8,958,966
Research and development expense - license acquired CMU	-	1,046,965
Research and development expense - license acquired Ohr	-	11,920,450
Change in fair value of warrant liabilities	453,808	492,889
Depreciation and amortization	280,463	128,372
Loss on disposal of fixed asset	3,230	-
Equity in losses on equity method investment	262,861	-
Non-cash amortization on convertible notes	-	94,444
Non-cash interest expense on convertible notes	-	21,772
Changes in operating assets and liabilities
Other prepaid expenses and current assets	264,442	(386,499)
Long-term prepaid insurance	193,666	(338,916)
Accounts payable	(129,088)	962,434
Accrued expenses and other current liabilities	150,283	385,765
Net cash used in operating activities	(10,710,071)	(2,845,488)
Cash flows from investing activities
Purchase of laboratory and office equipment	(716,820)	(455,200)
Cash acquired in connection with Acquisition of Ohr	-	752,419
Payment of transaction costs for Acquisition of Ohr	-	(884,981)
Payment of transaction costs for licenses acquired- CMU	-	(43,463)
Cash paid for license acquired	-	(54,000)
Net cash used in investing activities	(716,820)	(685,225)
Cash flows from financing activities
Principal payment of financed insurance	(349,792)	(90,081)
Proceeds from issuance of stock, net of issuance costs	33,283,970	-
Proceeds from exercise of stock options	171,030	-
Proceeds from issuance of common stock in pre-acquisition financing, net of issuance costs	-	8,268,157
Proceeds from issuance of common stock in private placement financing, net of issuance costs	-	4,957,397
Proceeds from issuance of convertible notes	-	600,000
Payment for warrant redemption	-	(141,864)
Proceeds from issuance of common shares for services	-	1,474
Proceeds from prefunded warrant	-	10
Repurchase of common stock	-	(14)
Net cash provided by financing activities	33,105,208	13,595,079
Net increase in cash and cash equivalents	21,678,317	10,064,366
Cash and cash equivalents, beginning of period	10,313,966	249,600
Cash and cash equivalents, end of period	$31,992,283	$10,313,966

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,244	$3,177
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Issuance of common stock for research and development expense- licenses acquired- CMU	$-	$844,600
Issuance of common stock and options for acquisition of Ohr	$-	$11,776,927
Fair value of warrant liability issued for research and development expense- licenses acquired	$-	$104,902
Issuance of common stock for conversion of debt	$-	$944,444
Issuance of common stock for conversion of accrued interest	$-	$21,772
Issuance of common stock for the cashless exercise of warrant	$-	$429,677
Insurance financed through note payable	$365,430	$213,000
Capital expenditures in accounts payable	$156,978	$-

The accompanying notes are an integral part of these consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization and Description of Business

NeuBase Therapeutics, Inc. and subsidiaries (the “Company” or “NeuBase”) is developing a modular peptide-nucleic acid (“PNA”) antisense oligo (“PATrOL™”) platform to address genetic diseases caused by mutant proteins, with a single, cohesive approach. The PATrOL™-enabled anti-gene therapies are designed to improve upon current genetic medicine strategies by combining the advantages of synthetic approaches with the precision of antisense technologies. NeuBase plans to use its platform to address diseases which have a genetic source, with an initial focus on Huntington’s Disease (“HD”) and Myotonic Dystrophy Type 1 (“DM1”), as well as other genetic disorders and cancer.

NeuBase is a pre-clinical-stage biopharmaceutical company and continues to develop its clinical and regulatory strategy with its internal research and development team with a view toward prioritizing market introduction as quickly as possible. NeuBase’s lead programs are NT0100 and NT0200.

The NT0100 program is a PATrOL™-enabled therapeutic program being developed to target the mutant expansion in the HD messenger ribonucleic acid (“RNA”). The NT0100 includes several proprietary PNAs which have the potential to be highly selective for the mutant transcript vs. the wild-type transcribed allele and the expectation to be applicable for nearly all HD patients as it directly targets the expansion itself, and has the potential to be delivered systemically. PATrOL™-enabled drugs also have the unique ability to open RNA secondary structures and bind to either the primary nucleotide sequences or the secondary and/or tertiary structures. NeuBase believes the NT0100 program addresses an unmet need for a disease which currently has no effective therapeutics that target the core etiology of the condition. NeuBase believes there is a large opportunity in the U.S. and European markets for drugs in this space.

The NT0200 program is a PATrOL™-enabled therapeutic program being developed to target the mutant expansion in the DM1 disease mRNA. The NT0200 program includes several proprietary PNAs which have the potential to be highly selective for the mutant transcript versus the wild-type transcribed allele and the expectation to be effective for nearly all DM1 patients as it directly targets the expansion itself. NeuBase believes the NT0200 program addresses an unmet need for a disease which currently has no effective therapeutics that target the core etiology of the condition. NeuBase believes there is also a large opportunity in the U.S. and European markets for drugs in this space.

Acquisition of Ohr Pharmaceutical, Inc. and Reverse Stock Split

On July 12, 2019, the Company (formerly known as Ohr Pharmaceutical, Inc. (“Ohr”)) completed a reverse acquisition transaction in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of January 2, 2019, by and among the Company, Ohr Acquisition Corp. (“Merger Sub”), and NeuBase Therapeutics, Inc. (“Legacy NeuBase”), as amended by the First Amendment thereto made and entered into as of June 27, 2019 (as amended, the “Acquisition Agreement”), pursuant to which Merger Sub merged with and into Legacy NeuBase, with Legacy NeuBase (“renamed as NeuBase Corporation”) surviving as a wholly owned subsidiary of the Company (the “Ohr Acquisition”). On July 12, 2019, immediately after completion of the Ohr Acquisition, the Company changed its name to “NeuBase Therapeutics, Inc.”

Under the terms of the Acquisition Agreement, the Company issued shares of common stock to Legacy NeuBase’s stockholders at an exchange rate of 1.019055643 shares of common stock for each share of Legacy NeuBase’s common stock outstanding immediately prior to the Ohr Acquisition (the “Exchange Ratio”). The Company also assumed all of the stock options outstanding and unexercised under the NeuBase Therapeutics, Inc. 2018 Equity Incentive Plan with such stock options henceforth representing the right to purchase a number of shares of common stock equal to the Exchange Ratio multiplied by the number of shares of Legacy NeuBase’s common stock previously represented by such options (and rounding the resulting number down to the nearest whole share) at an exercise price equal to the previous per share exercise price of such options divided by the Exchange Ratio (and rounding the resulting number up to the nearest whole cent).

Immediately after the Ohr Acquisition, there were 15,524,219 shares of common stock outstanding. Immediately after the Ohr Acquisition, the former stockholders, optionholders, warrantholders and noteholders of Legacy NeuBase owned, or held rights to acquire, approximately 85% of the fully-diluted common stock of the combined company, with the Company’s stockholders, optionholders and warrantholders immediately prior to the Ohr Acquisition owning, or holding rights to acquire, approximately 15% of the fully-diluted common stock of the combined company.

The Ohr Acquisition was accounted for as a “reverse asset acquisition”, whereby Legacy NeuBase was determined to be the accounting acquirer based upon the terms of the Ohr Acquisition and other factors including: (i) Legacy NeuBase stockholders and other persons holding securities convertible, exercisable or exchangeable directly or indirectly for Legacy NeuBase common stock owned approximately 85% of the Company immediately following the effective time of the Ohr Acquisition, (ii) Legacy NeuBase holds all (five) board seats of the combined company and (iii) Legacy NeuBase’ management holds key positions in the management of the combined company. The historical financial statements, outstanding shares and all other historical share information have been adjusted by multiplying the respective share amount by the Exchange Ratio as if the Exchange Ratio had been in effect for all periods presented.

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

2. Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated during the consolidation process. The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relate to the valuation of share-based compensation, the valuation of licenses, the fair value of warrant liabilities and the valuation allowance of deferred tax assets resulting from net operating losses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. The Company assesses and updates estimates each period to reflect current information, such as the economic considerations related to the impact that the novel coronavirus disease (COVID-19) could have on our significant accounting estimates (See Part I, Item 1A- Risk Factors “Our operations may be adversely affected by the coronavirus outbreak, and we face risks that could impact our business” for further discussion of the effect of the COVID-19 pandemic on our operations). Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Revision to Prior Year Financial Statements

During the course of preparing the annual report on Form 10-K for the years ended September 30, 2020, and 2019, the Company identified an error in one of the Black-Scholes option pricing model assumptions, utilized in calculating the fair value of a stock option award granted during the year ended September 30, 2019, which resulted in an overstatement of share-based compensation expense for the year ended September 30, 2019.

The Company concluded that the error was not material to any prior annual period and the error had no impact to any prior interim period. Nevertheless, the Company has revised its historical financial statements to properly reflect the share-based compensation expense for the corrected fair value of options granted in the prior period.

The effect of the revisions to the financial statements is as follows:

Consolidated Balance Sheet

	September 30, 2019
	As Previously Reported	Adjustments	As Adjusted
Stockholders’ equity
Additional paid-in capital	$37,027,875	$(826,117)	$36,201,758
Accumulated deficit	(27,000,199)	826,117	(26,174,082)
Total stockholders’ equity	10,029,384	-	10,029,384
Total liabilities and stockholders’ equity	$12,531,397	$-	$12,531,397

Consolidated Statement of Operations

	Year Ended September 30, 2019
	As Previously Reported	Adjustments	As Adjusted
Research and development expenses	$4,273,318	$(826,117)	$3,447,201
Total operating expenses	26,336,407	(826,117)	25,510,290
Loss from operations	(26,336,407)	826,117	(25,510,290)
Net loss	$(26,958,247)	$826,117	$(26,132,130)
Basic and diluted loss per common share	$(3.26)		$(3.16)

Consolidated Statement of Cash Flows

	Year Ended September 30, 2019
	As Previously Reported	Adjustments	As Adjusted
Cash flows from operating activities:
Net loss	$(26,958,247)	$826,117	$(26,132,130)
Stock-based compensation	9,785,083	(826,117)	8,958,966
Net cash used in operating activities	(2,845,488)	-	(2,845,488)

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

The following tables present the Company’s fair value hierarchy for its warrant liabilities measured at fair value on a recurring basis at September 30, 2020 and 2019:

	Fair Value Measurements as of September 30, 2020
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities
Warrant liabilities	$-	-	950,151	$950,151

	Fair Value Measurements as of September 30, 2019
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities
Warrant liabilities	$-	-	496,343	$496,343

The following assumptions were used in determining the fair value of the warrant liabilities as of September 30, 2020 and 2019:

As of September 30,
	2020	2019
Remaining contractual term (years)	1.2 - 1.5	2.2 - 2.5
Common stock price volatility	91.1% - 96.1%	76.6% - 78.4%
Risk-free interest rate	0.12% - 0.13%	1.6% - 1.63%
Expected dividend yield	-	-

The change in fair value of the warrant liabilities for the years ended September 30, 2020 and 2019 is as follows:

Warrant liabilities
Fair value as of September 30, 2018	$-
Warrants issued in connection with license acquired- CMU	104,902
Warrants assumed in connection with acquisition of Ohr	470,093
Extinguishment of warrant liability related to the cashless exercise of warrants	(429,677)
Extinguishment of warrant liability related to warrants redeemed for cash	(141,864)
Change in fair value	492,889
Fair value as of September 30, 2019	496,343
Change in fair value	453,808
Fair value as of September 30, 2020	$950,151

As of September 30, 2020 and 2019, the recorded values of cash and cash equivalents, accounts payable and the insurance note payable approximate fair value due to the short-term nature of the instruments.

Equipment

Equipment is stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. The Company estimates useful lives as follows:

•	Laboratory equipment: five years
•	Office equipment: three years

Intangible Assets

Identifiable intangible assets includes clinical trial data acquired in the Ohr Acquisition. The intangible asset was amortized over its estimated useful life (approximately six months), which approximates the pattern in which the assets’ economic benefits were consumed. The fair value of the intangible asset was determined using actual and potential market transactions which are management’s best estimates of inputs and assumptions that a market participant would use. The estimates are based on assumptions that the Company believes to be reasonable, but such assumptions are subject to unpredictability and uncertainty.

For amortizable intangible assets, the Company performs an impairment analysis when circumstances suggest that the carrying values of those assets may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. As of September 30, 2020 and 2019, the carrying value of the intangible asset was $0 and $0.1 million, respectively.

Impairment of Long-Lived Assets

The Company reviews the carrying value of long-lived assets for indicators of possible impairment whenever events and circumstances indicate that the carrying value of an asset or asset group may not be recoverable from the estimated future net undiscounted cash flows expected to result from its use and eventual disposition. In cases where estimated future net undiscounted cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the asset or asset group. The factors that would be considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there was no impairment at September 30, 2020 and 2019.

Investment

The Company’s investment consists of common and preferred shares of DepYmed, Inc.

Investments that the Company has the ability to exercise significant influence over are accounted for as equity method investments. Equity method investments are recorded at cost plus the proportional share of the issuer’s income or loss.

Investments that do not have a readily determinable fair value and qualify for the measurement alternative for equity investments provided in ASC 321, are accounted for at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

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

Lease ROU assets and operating lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the lease asset, unless the implicit rate is readily determinable. ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of 12 months or less are not recognized on the Company’s consolidated balance sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company accounts for lease and non-lease components as a single lease component for all its leases.

As of September 30, 2020, the Company’s leases had original terms of 12 months or less. The Company does not recognize ROU assets and lease liabilities that arise from leases with an original term of 12 months or less. Rather, the Company recognizes the lease expense on a straight-line basis over the term of the lease.

Research and Development

The Company expenses research and development costs as operating expenses as incurred. Research and development expenses consist primarily of:

•	salaries and related benefits for personnel in research and development functions, including stock-based compensation and benefits;
•	fees paid to consultants and contract research organizations for preclinical development work on our PATrOLTM platform and programs;
•	allocation of facility lease and maintenance costs;
•	depreciation of laboratory equipment and computers;
•	costs related to purchasing raw materials for and producing our product candidates;
•	costs related to compliance with regulatory requirements; and
•	license fees related to in-licensed technologies.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company also follows the provisions of accounting for uncertainty in income taxes which prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. In accordance with this guidance, tax positions must meet a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of tax position.

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

Recent Accounting Standards

In February 2016, the FASB issued ASU 2016-2, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company adopted this new lease standard on October 1, 2019 using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The adoption of the new lease standard did not have an impact on the Company’s consolidated financial statements as the Company did not have any leases with original terms longer than 12 months at the adoption date and as of September 30, 2020.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

3. Liquidity

The Company has had no revenues from product sales and has incurred operating losses since inception. As of September 30, 2020, the Company had $32.0 million in cash and cash equivalents and during the year ended September 30, 2020 incurred a loss from operations of $17.1 million and used $10.7 million of cash in operating activities.

The Company has historically funded its operations through the sale of common stock and the issuance of convertible notes and warrants. The Company expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As a result, the Company will likely need to raise additional capital through one or more of the following: the issuance of additional debt or equity or the completion of a licensing transaction for one or more of the Company’s pipeline assets. Management believes that it has sufficient working capital on hand to fund operations through at least the next twelve months from the date these consolidated financial statements were issued. There can be no assurance that the Company will be successful in acquiring additional funding, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

4. Acquisition of Ohr Pharmaceutical, Inc.

As described in Note 1, on July 12, 2019, the Company completed the acquisition of Ohr in accordance with the terms of the Acquisition Agreement. The acquisition was accounted for as a reverse asset acquisition.

Pursuant to the Acquisition Agreement, the Company issued to Legacy NeuBase stockholders, optionholders, warrant holders and noteholders of Legacy NeuBase a number of shares of Ohr common stock representing approximately 85% of the fully diluted common stock of Ohr. The cost of the Ohr acquisition, which represents the consideration transferred to Ohr’s stockholders in the Ohr Acquisition, was calculated based on the fair value of common stock of the combined company that Ohr stockholders own as of the closing of the Ohr Acquisition on July 12, 2019. With no active trading market for shares of Legacy NeuBase common stock, fair value of the Ohr common stock represents a more reliable measure of the fair value of consideration transferred in the acquisition. The cost of the Ohr acquisition of $12.7 million consists of the following:

Number of shares of the combined company to be owned by Ohr security holders	2,829,248
Fair value per share of Ohr common stock as of July 11, 2019	$4.14
Fair value of Ohr shares outstanding	11,713,087
Fair value of options assumed	63,840
Fair value of common stock and options issued	11,776,927

Transaction costs	884,981
Total cost of the Ohr acquisition	$12,661,908

The total cost of the Ohr Acquisition was allocated to the net assets acquired as follows:

Cash and cash equivalents	$752,419
Prepaid expenses and other current assets	115,769
Investment in DepYmed	586,418
Intangible assets	250,000
Warrant liability	(470,093)
Accounts payable and accrued expenses	(493,055)
Fair value of net assets acquired	741,458
Research and development expense- License acquired	11,920,450
Total cost of Ohr Acquisition	$12,661,908

The Company identified an intangible asset related to Ohr’s clinical trial data with an estimated fair value of $0.3 million. This intangible asset was amortized on a straight-line basis over its estimated useful life of six months.

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

5. License Agreement with Carnegie Mellon University

On December 17, 2018, Legacy NeuBase entered into a License Agreement with Carnegie Mellon University (the “CMU License Agreement”). Under the CMU License Agreement, Carnegie Mellon University (“CMU”) granted Legacy NeuBase an exclusive, worldwide right to the PATrOL™ technology, with patents and patent applications describing composition of matter and uses of the platform.

As partial consideration for the license right, Legacy NeuBase issued and delivered to CMU 820,000 shares of Legacy NeuBase common stock (or 835,625 shares of common stock of the Company converted at the Exchange Ratio provided for in the Acquisition Agreement), which constituted 8.2% of the then fully-diluted capitalization of Legacy NeuBase. Further, as partial consideration for the license right, Legacy NeuBase issued a warrant to CMU, exercisable only upon the earlier of (i) the day that Legacy NeuBase receives cumulative capital funding or revenues equal to $2 million or (ii) 30 days prior to any change of control event that provides for the issuance of shares, for a number of shares of Legacy NeuBase common stock sufficient such that when added to the 820,000 shares of Legacy NeuBase common stock, CMU holds in the aggregate an amount equal to 8.2% of the fully-diluted capitalization of Legacy NeuBase; provided, however, that for purposes of calculating 8.2%, only the first $2 million of capital funding shall be considered in the determination of Legacy NeuBase’s fully-diluted capitalization. Under the CMU License Agreement, CMU has preemptive rights with respect to certain future sales of securities by Legacy NeuBase for capital-raising purposes, “piggyback” registration rights and co-sale rights with respect to certain resales of shares of Legacy NeuBase by Legacy NeuBase’s stockholders.

Pursuant to the CMU License Agreement, Legacy NeuBase must achieve certain milestones to demonstrate certain developments of the licensed product. Legacy NeuBase may obtain one six-month extension to meet each milestone with a nominal payment to CMU. Further, subject to certain conditions, Legacy NeuBase will pay to CMU royalties at a percentage of net sales in the low single digits and sublicensing fees.

The Company recognized research and development expense totaling approximately $1.0 million during the year ended September 30, 2019 for the value of consideration paid in connection with the license agreement. The consideration paid for the license right is as follows:

Cash consideration	$54,000
Acquisition costs	43,463
Fair value of common stock	844,600
Fair value of warrant liability issued	104,902
Total consideration	$1,046,965

6. Equipment

The Company’s equipment consisted of the following:

	As of September 30,
	2020	2019
Laboratory equipment	$1,319,123	$452,817
Office equipment	6,477	2,383
Total	1,325,600	455,200
Accumulated depreciation	(158,666)	(24,205)
Property, plant and equipment, net	$1,166,934	$430,995

Depreciation expense for the years ended September 30, 2020 and 2019 was approximately $0.1 million and $0.02 million, respectively.

7. Intangible Assets

The Company’s intangible assets consisted of the following:

	As of September 30,
	2020	2019
Clinical trial data	$250,000	$250,000
Accumulated amortization	(250,000)	(104,167)
Intangible assets, net	$-	$145,833

Amortization expense for the years ended September 30, 2020 and 2019 was approximately $0.1 million and $0.1 million, respectively.

8. Investment

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

Following the Ohr Acquisition, the Company owns common and preferred shares of DepYmed, which in aggregate represents approximately 15% ownership of DepYmed. In addition, the Company is entitled to hold two of the six seats on DepYmed’s board of directors.

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

The carrying value of the Company’s total investment is DepYmed is as follows:

	As of September 30,
	2020	2019
Fair value of DepYmed common shares assumed in connection with acquisition of Ohr	$487,398	$487,398
Equity in losses on equity method investment	(262,861)	-
Carrying value of DepYmed common shares	224,537	487,398

Fair value of DepYmed preferred shares assumed in connection with acquisition of Ohr	99,020	99,020
Total Investment	$323,557	$586,418

9. Accrued Expenses and Other Current Liabilities

The Company’s accrued expenses and other current liabilities consisted of the following:

	As of September 30,
	2020	2019
Accrued compensation and benefits	$88,527	$34,625
Accrued interest	3,707	10,830
Accrued professional fees	241,755	156,919
Accrued research and development	41,313	88,553
Other accrued expenses	180,581	114,672
Total	$555,883	$405,599

10. Notes Payable

Insurance Note Payable

As of September 30, 2020 and 2019, the Company had the following insurance notes payable outstanding:

	Maturity Date	Stated Interest Rate	Original Principal	Balance at September 30, 2020	Balance at September 30, 2019
2020 Insurance Note	December 2020	5.25%	$365,430	$138,557	$-
2019 Insurance Note	February 2020	5.75%	213,000	-	122,919

Convertible Notes Payable

During the year ended September 30, 2019, the Company entered into convertible note agreements with investors with an aggregate principal of $0.6 million. Together with outstanding convertible note as of September 30, 2018 of $0.3 million, the aggregate principal amount of the convertible notes was $0.9 million and were due one to two years from issuance, no later February 2021, with simple interest at the rate of 6% per annum.

The outstanding principal and accrued interest of each convertible note automatically converted into shares of Legacy NeuBase common stock, upon the issuance of Legacy NeuBase common stock in connection with the pre-acquisition financing, by dividing the then-outstanding balance of each convertible note by 90% of the purchase price per share paid by investors in the pre- acquisition financing, or $1.6145. In connection with the closing of the pre-acquisition financing, the convertible notes plus unpaid interest were converted into 598,472 shares of Legacy NeuBase common stock at a price of $1.6145 per share. Upon the consummation of the Ohr Acquisition, the convertible note shares were converted pursuant to the Exchange Ratio in the Acquisition Agreement into the right to receive 609,874 shares of common stock.

During the year ended September 30, 2019, the Company recognized cumulative interest expense of $0.1 million, which includes approximately $0.1 million related to the amortization of the discount on the convertible note agreements.

11. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10 million shares of preferred stock, par value $0.0001 as of September 30, 2020 and 2019. No shares of preferred stock were issued or outstanding as of September 30, 2020 or 2019.

Common Stock

The Company has authorized 250 million shares of common stock, $0.0001 par value per share as of September 30, 2020 and 2019. Each share of common stock is entitled to one voting right. Common stock owners are entitled to dividends when funds are legally available and declared by the Company’s board of directors.

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

Pre-Acquisition Financing

On July 11, 2019, Legacy NeuBase closed a private placement transaction, whereby, among other things, Legacy NeuBase issued to certain investors shares of Legacy NeuBase common stock immediately prior to the Ohr Acquisition in a private placement transaction (the “Pre-Acquisition Financing”).

At the closing of the Pre-Acquisition Financing, Legacy NeuBase issued and sold to the Pre-Acquisition Financing investors an aggregate of 5,202,879 shares of Legacy NeuBase’s common stock, resulting in approximately $8.3 million net of issuance costs. Upon the consummation of the Ohr Acquisition, the Pre-Acquisition Financing shares were converted pursuant to the Exchange Ratio in the Acquisition Agreement into the right to receive 5,302,005 shares of common stock.

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

Convertible Notes

As described in Note 10, in connection with the closing of the Pre-Acquisition Financing, the convertible notes plus unpaid interest, of approximately $1.0 million were converted into 598,472 shares of Legacy NeuBase common stock at a price of $1.6145 per share. Upon the consummation of the Ohr Acquisition, the convertible note shares were converted pursuant to the Exchange Ratio in the Acquisition Agreement into the right to receive 609,874 shares of common stock.

Asset Acquisitions

As described in Note 5, in connection with the acquisition of the CMU License Agreement, Legacy NeuBase issued 820,000 shares of Legacy NeuBase common stock. Upon the consummation of the Ohr Acquisition, the shares issued in connection with the CMU License Agreement were converted pursuant to the Exchange Ratio in the Acquisition Agreement into the right to receive 835,625 shares of common stock.

As described in Note 4, in connection with the acquisition of Ohr, the Company issued to Legacy NeuBase stockholders, option holders, warrant holders and noteholders of NeuBase a number of shares of Ohr common stock at the exchange rate of 1.019055643 shares of common stock for each share of Legacy NeuBase’s common stock outstanding immediately prior to the Ohr Acquisition. The common stock of the combined company that Ohr stockholders owned as of the closing of the Ohr Acquisition on July 12, 2019 is 2,829,248 shares of common stock.

Treasury Stock

At September 30, 2018, Legacy NeuBase had sold 5,620,000 shares of Legacy NeuBase common stock (or 5,727,090 shares of common stock of the Company converted at the Exchange Ratio provided for in the Acquisition Agreement) to Legacy NeuBase’s founders and other employees and service providers for gross proceeds of $55. The Legacy NeuBase common stock issued to the Company’s employees was eligible to be repurchased by the Company for a 36 month period following the sale, subject to the amount available for repurchase, in the event the purchaser is no longer providing services to the Company. The Company’s repurchase of eligible shares was to be at a price per share equal to the lesser of (i) the fair market value of the shares at the time the repurchase option is exercised, as determined by the Company’s board of directors, and (ii) the original purchase price. The Company was able to exercise its repurchase option as to any or all of the shares available for repurchase at any time after the restricted stock purchaser ceases to provide services to Legacy NeuBase. During the year ended September 30, 2019, the Company repurchased 1,375,000 shares of Legacy NeuBase common stock (or 1,401,202 shares of common stock of the Company converted at the Exchange Ratio provided for in the Acquisition Agreement) for $14. During the year ended September 30, 2019, the Company retired the 1,375,000 shares of Legacy NeuBase common stock (or 1,401,202 shares of common stock of the Company converted at the Exchange Ratio provided for in the Acquisition Agreement).

Warrants

Below is a summary of the Company’s issued and outstanding warrants as of September 30, 2020:

Expiration date	Exercise Price	Warrants Outstanding
December 13, 2021	$55.00	20,627
April 10, 2022	20.00	695,312
July 6, 2023	8.73	105,000
		820,939

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of September 30, 2018	-	$-	-
Assumed in connection with acquisition of Ohr	804,940	24.22
Issued in connection with license acquired- CMU	103,787	-
Exercised	(103,787)	-
Redeemed	(76,501)	55.00
Outstanding as of September 30, 2019	728,439	20.99
Issued	105,000	8.73
Expired	(12,500)	20.00
Outstanding as of September 30, 2020	820,939	$19.44	1.7
Exercisable as of September 30, 2020	750,939	$20.44	1.6

During the year ended September 30, 2020, the Company issued 105,000 warrants in exchange for certain financial advisory services. The warrants vest over a six-month period, have an exercise price of $8.73 per share and expire on July 6, 2023. The Company determined the warrants issued in exchange for financial advisory services met the scope exception in ASC 815 and are therefore classified as equity. The Company determined the initial fair value of be $0.5 million, which will be recognized as share-based compensation expense over the vesting period of the warrants, see Note 13.

During the year ended September 30, 2019, in connection with the Ohr Acquisition described in Note 1, the Company assumed outstanding warrants issued by Ohr and were measured at fair value. The Company determined 792,440 of the warrants assumed from Ohr should be accounted for as a liability in accordance with the guidance in ASC 815, Derivatives and Hedging. The subsequent changes in the fair value of the derivative warrants are recorded in earnings each reporting period. The Company determined 12,500 warrants assumed from Ohr met the scope exception in ASC 815 and are therefore classified as equity. Subsequent changes in fair value are not recognized as long as the contract continues to be classified in equity.

During the year ended September 30, 2019, 76,501 warrants acquired from Ohr were redeemed for cash of approximately $0.1 million.

During the year ended September 30, 2019, in connection with the acquisition described in Note 5, the Company issued a warrant, exercisable only upon the occurrence of certain events, for a number of shares of Legacy NeuBase common stock sufficient such that when added to the 820,000 shares of Legacy NeuBase common stock issued to CMU, CMU would hold in the aggregate an amount equal to 8.2% of the fully-diluted shares of the Legacy NeuBase’s common stock; provided, however, that for the purpose of calculating the 8.2%, only the first $2 million in funding shall be considered (the “CMU Warrant”). The CMU Warrant had an aggregate exercise price of $10.00, was exercisable upon the earlier of the (i) the day that the Company’s cumulative capital funding and/or receipt of cumulative revenue equals the sum of $2.0 million or (ii) 30 days prior to any Qualified Sale (as defined in the CMU License Agreement) or any other merger, consolidation, reorganization, combination or similar transaction in which the Owners of the Company immediately before such transaction do not continue to control at least a majority of the voting interests in the Company after such transaction. The CMU Warrants became exercisable upon the Pre-Acquisition Financing and the CMU Warrant was exercised for 101,847 shares of Legacy NeuBase common stock (the “CMU Warrant Shares”). Upon the consummation of the Ohr Acquisition, the CMU Warrant Shares were converted pursuant to the Exchange Ratio in the Acquisition Agreement into 103,787 shares of common stock.

12. Net Loss Per Common Share

The following potentially dilutive securities outstanding for the year ended September 30, 2020 and 2019 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	As of September 30,
	2020	2019
Common stock purchase options	6,190,790	6,375,966
Unvested restricted stock	-	6,875
Common stock purchase warrants	820,939	728,439
	7,011,729	7,111,280

13. Stock-Based Compensation

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

As of September 30, 2020, an aggregate of 3,783,114 shares of common stock were authorized under the 2019 Plan, subject to an “evergreen” provision that will automatically increase the maximum number of shares of Common Stock that may be issued under the term of the 2019 Plan. As of September 30, 2020, 981,827 common shares were available for future grants under the 2019 Plan. As of September 30, 2020, 291,667 shares of common stock were authorized under the 2016 Plan and 147,041 common shares were available for future grants under the 2016 Plan.

Stock Options

Below is a table summarizing the options issued and outstanding as of and for the years ended September 30, 2020 and 2019:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Aggregate Intrinsic Value
Outstanding as of September 30, 2018	-	$-
Assumed in connection with license acquired- Ohr	106,000	13.3
Granted	6,269,966	2.52
Outstanding at September 30, 2019	6,375,966	2.70
Granted	444,536	7.38
Exercised	(31,731)	5.42
Forfeited	(597,981)	5.42
Outstanding at September 30, 2020	6,190,790	2.76	8.4	$30,616,018
Exercisable as of September 30, 2020	4,250,243	$1.36	8.2	$27,097,326

As of September 30, 2020, the unrecognized compensation costs of $4.2 million will be recognized over an estimated weighted-average amortization period of 1.3 years.

The intrinsic value of stock options exercised during the year ended September 30, 2020 was $0.1 million. No options were exercised during the year ended September 30, 2019.

The weighted average grant date fair value of options granted during the year ended September 30, 2020 and 2019 was $5.23 and $2.31.

Key assumptions used to estimate the fair value of the stock options granted during the years ended September 30, 2020 and 2019 included:

Year Ended September 30,
	2020	2019
Expected term of options (years)	6 - 7	1.6- 7
Expected common stock price volatility	78% - 84.3%	75.6% - 78.4%
Risk-free interest rate	0.2% - 1.8%	1.8% - 2.5%
Expected dividend yield	-	-

Restricted Stock

A summary of the changes in the outstanding restricted stock during the years ended September 30, 2020 and 2019 is as follows:

	Unvested Restricted Stock	Weighted Average Grant Date Fair Value Price
Unvested as of September 30, 2018	-	$-
Granted	1,532,984	1.31
Vested	(1,526,109)	1.29
Unvested as of September 30, 2019	6,875	$6.24
Granted	6,980	7.52
Vested	(13,855)	6.89
Unvested as of September 30, 2020	-	$-
Total unrecognized expense remaining	$-
Weighted-average years expected to be recognized over	-

During the year ended September 30, 2019, Legacy NeuBase sold restricted stock to consultants for services to be provided to Legacy NeuBase and entered into related restricted stock agreements. The gross proceeds from the sale of the restricted stock was approximately $1,000. The restricted stock was scheduled to vest over a period of 3 years, subject to accelerated vesting upon certain performance targets. Upon closing of the Ohr Acquisition, Legacy NeuBase accelerated the vesting of the restricted stock issued to the consultants.

The fair value of restricted stock that vested during the years ended September 30, 2020 and 2019 was $0.1 million and $8.2 million, respectively.

Warrants

As described in Note 11, during the year ended September 30, 2020, the Company issued 105,000 warrants in exchange for certain financial advisory services. The warrants vest over a six-month period, have an exercise price of $8.73 per share and expire on July 6, 2023. The Company determined the initial fair value to be $0.5 million, The fair value of option grants are estimated using the Black-Scholes option-pricing model.

Key assumptions used to estimate the fair value of the advisory warrants granted during the year ended September 30, 2020:

Year Ended September 30,
2020
Remaining contractual term (years)	3.0
Common stock price volatility	86.4%
Risk-free interest rate	0.19%
Expected dividend yield	-

As of September 30, 2020, the unrecognized compensation costs for the advisory warrants of $0.3 million will be recognized over the remaining vesting period of 0.3 years.

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations for the years ended September 30, 2020 and 2019:

	Year Ended September 30,
	2020	2019
General and administrative	$3,729,061	$6,543,575
Research and development	1,465,723	2,415,391
Total	$5,194,784	$8,958,966

14. Income Taxes

The Company has accumulated net losses since inception and has not recorded an income tax provision or benefit for the United States (U.S.) federal and state income taxes during the years ended September 30, 2020 and 2019. The components of the income tax benefits, net are as follows:

	For the Year Ended
	September 30,
	2020	2019
Federal
Current	$-	$-
Deferred	(3,417,262)	(2,944,807)
State and Local
Current	-	-
Deferred	(1,284,255)	(1,106,701)
Change in valuation allowance	4,701,517	4,051,508
Income tax provision (benefit)	$-	$-

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the consolidated statements of operations is as follows:

	For the Year Ended
	September 30,
	2020	2019
U.S. federal income tax expense at the statutory rate	(21.0)%	(21.0)%
State income taxes, net of federal taxes	(7.9)	(7.9)
Stock-based compensation	1.1	0.4
Ohr acquisition	-	12.8
Other permanent items	0.8	0.7
Change in valuation allowance	27.0	15.0
Income tax provision (benefit)	-%	-%

The components of our deferred tax assets and liabilities are:

	September 30,
	2020	2019
Deferred tax assets
Net operating loss carryforwards	$5,769,484	$2,078,877
Stock-based compensation	3,141,385	1,922,438
Amortization	266,360	286,526
Service warrant	67,776	-
Total deferred tax assets	9,245,005	4,287,841
Deferred tax liabilities
Depreciation	(274,957)	(19,310)
Prepaid expenses	(205,116)	(205,116)
Total deferred tax liabilities	(480,073)	(224,426)
Valuation allowance	(8,764,932)	(4,063,415)
Net deferred tax assets, net of allowances	$-	$-

As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. The Company believes that it is more likely than not that the benefit for deferred tax assets will not be realized. In recognition of this uncertainty, a full valuation allowance was applied to the deferred tax assets. The Company did not record a tax provision for the year ended September 30, 2020 and, due to the Company’s estimate that the effective tax rate for each year is 0%.

Future realization depends on the Company’s future earnings, if any, the timing and amount of which are uncertain as of September 30, 2020. In the future, should management conclude that it is more likely than not that the deferred tax assets are partially or fully realizable, the valuation allowance would be reduced to the extent of such expected realization and the amount would be recognized as a deferred income tax benefit in the Company’s consolidated statements of operations.

As of September 30, 2020, the Company had available federal and state total net operating loss carryforwards of approximately $20.0 million. Federal net operating loss carryforwards of approximately $20.0 million carryforward indefinitely. State operating loss carryforwards of approximately $20.0 million, begin to expire in 2039.

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

There are open statutes of limitations whereby our US Federal and Pennsylvania tax returns from inception of the Company are subject to audit by the respective taxing authorities in these jurisdictions for taxing authorities in federal and state jurisdictions to audit our tax returns from inception of the Company. There have been no material income tax related interest or penalties assessed or recorded.

No liability for uncertain tax positions or related interest and penalties related to uncertain tax positions is reported in the Company’s consolidated financial statements.

15. Related Party Transactions

During the year ended September 30, 2019, the Company utilized the services of LifeX Labs LLC (“LifeX”). These services included accounting consultation and office space rental. Dietrich Stephan, Legacy NeuBase CEO, was the CEO and a director of LifeX until December 28, 2018, when he resigned all positions within LifeX. On January 8, 2019, LifeX terminated the agreement with the Company, and accordingly, the Company has no remaining obligations under the agreement. During the year ended September 30, 2019 the Company incurred expenses of $0.01 million for services provided by LifeX.

16. Commitments and Contingencies

Operating Leases

The Company leases its office and operating space under operating leases with original terms of 12 months or less and which expire at various dates through December 2020; therefore, the Company’s operating leases are not recognized as right-of-use assets on the consolidated balance sheet as of September 30, 2020.

Rent expense under the Company’s operating leases totaled approximately $0.1 million and $0.04 million for the years ended September 30, 2020 and 2019, respectively.

In August 2020, the Company extended the term of its operating lease in Pittsburgh until December 31, 2020. All terms and conditions remain the same from the current lease. Future minimum rental payments under operating leases with non-cancelable terms as of September 30, 2020 due during the year ended September 2021 are approximately $0.02 million.

In November 2020, the Company extended the term of its rental of office space in New York until November 2021.

Employee Benefit Plans

The Company has a defined contribution savings and investment plan (the “Plan”) as allowed under Sections 401(k) and 401(a) of the Internal Revenue Code. The Plan provides employees with tax deferred salary deductions and alternative investment options. Employees are eligible to participate upon employment and may apply for and secure loans from their account in the Plan. The Company did not contribute to the Plan during the years ended September 30, 2020 and 2019.

Litigation

The Company has become involved in certain legal proceedings and claims which arise in the normal course of business. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s results of operations, prospects, cash flows, financial position and brand.

On February 14, 2018, plaintiff Jeevesh Khanna, commenced an action in the Southern District of New York, against Ohr and several current and former officers and directors, alleging that they violated federal securities laws between June 24, 2014 and January 4, 2018. On August 7, 2018, the lead plaintiffs, now George Lehman and Insured Benefit Plans, Inc., filed an amended complaint, stating the class period to be April 8, 2014 through January 4, 2018. The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, they seek to maintain the action as a class action and to recover damages on behalf of themselves and other persons who purchased or otherwise acquired Ohr common stock during the putative class period and purportedly suffered financial harm as a result. We and the individuals dispute these claims and intend to defend the matter vigorously. On September 17, 2018, Ohr filed a motion to dismiss the complaint. On September 20, 2019, the district court entered an order granting the defendants’ motion to dismiss. On October 23, 2019, the plaintiffs filed a notice of appeal of that order dismissing the action and other related orders by the district court. After full briefing and oral argument, on October 9, 2020, the U.S. Court of Appeals for the Second Circuit issued a summary order affirming the district court’s order granting the motion to dismiss and remanding the action to the district court to make a determination on the record related to plaintiffs’ request for leave to file an amended complaint. On October 16, 2020, the district court requested the parties’ positions as to how they proposed to proceed in light of the Second Circuit’s decision. After letter briefing on this issue and plaintiffs’ alternative request for leave to file a second amended complaint, on November 16, 2020, the district court denied plaintiffs’ request to amend and dismissed with prejudice plaintiffs’ claims. On December 16, 2020, plaintiffs filed a notice of appeal of that order denying plaintiffs leave to amend. The Company cannot predict at this time whether plaintiffs will choose to pursue any appeal or modification of the dismissal order within the applicable time period. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm the Company’s business and the value of the Company’s common stock.

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

17. Subsequent Events

In October 2020, the Company entered into a ten year lease agreement with annual escalating rental payments for office and laboratory space in Pittsburgh, Pennsylvania. The leased premises will serve as the Company’s headquarters upon the commencement of the lease. The initial term of the lease commences upon the landlord’s delivery of the leased premises in tenant improvement readiness condition. The initial term of the Lease will extend approximately ten years from delivery of the leased premises to us, unless earlier terminated in accordance with the lease. The Company has the right to extend the term of the lease for additional five-year terms. Under the lease, the Company will lease approximately 14,189 square feet of the property. The Company will pay an escalating base rent over the life of the lease of approximately $63,000 to $70,000 per month, and the Company will pay its pro rata portion of property expenses and operating expenses for the property. The Company will measure and recognize the ROU assets and operating lease liability during the first quarter of the year ending September 30, 2021.

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

Under the supervision and with the participation of our management, including our CEO and Chief Financial Officer (“CFO”) who serve as the principal executive officer and the principal financial officer, respectively, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2020. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2020.

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

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management performed an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2020 using criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that, as of September 30, 2020, our internal control over financial reporting was effective. Because we are a non-accelerated filer and smaller reporting company, Marcum LLP, our independent registered public accounting firm, is not required to attest to or issue a report on the effectiveness of our internal control over financial reporting.

Remediation of the Material Weakness Identified during Fiscal 2019 during the Fourth Fiscal Quarter 2020

As previously disclosed in our 2019 Form 10-K, in connection with the preparation of our financial statements for such fiscal year, our management and the Audit Committee of our board of directors determined that our accounting treatment and valuations pertaining to the PATrOL™ technology license should be modified. In connection with such revisions, our management identified a material weakness in our internal control over financial reporting due to a lack of expertise in complex accounting transactions, which were not operating effectively to provide reasonable assurance that complex transactions were accounted for correctly. We subsequently restated our unaudited condensed consolidated statements of operations and our unaudited condensed consolidated balance sheets as of and for the three months ended December 31, 2018 and as of and for the three and six months ended March 31, 2019 upon the filing of our Quarterly Reports on Form 10-Q for such periods.

To remediate the material weakness associated with complex accounting transactions described above, and to prevent similar deficiencies in the future, during the fiscal year ended September 30, 2019, we undertook remediation measures by hiring a financial accounting consultant to provide accounting advisory services on complex transactions and accounting matters. During fiscal 2020, we added additional controls and procedures, including:

•	Engagement of additional personnel that allows for increased oversight of the accounting and finance processes and additional review of complex and non-routine transactions; and

•	Re-design of internal controls to ensure more timely quarterly reviews of technical accounting positions documented by our staff and our independent external technical accounting consultants.

As a result of this year-long effort, as of September 30, 2020, our management considers the material weakness identified above remediated as the applicable controls over unusual or non-recurring and significant transactions have, through testing, operated effectively for a sufficient period of time. Any actions we have taken to remediate this deficiency are subject to continued management review, as well as oversight by the Audit Committee of our board of directors.

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

Changes in Internal Control over Financial Reporting

As discussed above, we remediated the material weakness over complex accounting transactions during the fourth fiscal quarter of 2020. Other than this remediation, there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarterly period ended September 30, 2020.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age(1)	Position
Non-Employees Directors
Dov A. Goldstein, M.D. (2) (4)	52	Director
Diego Miralles, M.D. (3) (4)	58	Director
Franklyn G. Prendergast, M.D., Ph.D. (2) (4)	75	Director
Eric I. Richman (2) (3)	59	Director
Executive Officers
Dietrich Stephan, Ph.D.	51	President, Chief Executive Officer and Director
Sam Backenroth	36	Chief Financial Officer, Treasurer and Secretary
William Mann	60	Chief Operating Officer
Curt Bradshaw	55	Chief Scientific Officer

(1)	Ages as of September 30, 2020.

(2)	Member of the Audit Committee.

(3)	Member of the Corporate Governance/Nominating Committee.

(4)	Member of the Compensation Committee.

There are no family relationships between any of our directors or executive officers.

Board of Directors

Our amended and restated certificate of incorporation provides that the board of directors is to be divided into three classes as nearly equal in number as possible, with directors in each class serving staggered three-year terms. The total size of the board of directors is currently fixed at five directors. The Class I directors (whose terms expire at the 2021 annual meeting of stockholders) are Dov A. Goldstein, M.D. and Eric I. Richman, M.B.A. The Class II directors (whose terms expire at the 2022 annual meeting of stockholders) are Diego Miralles, M.D. and Dietrich Stephan, Ph.D. The Class III director (whose term expires at the 2023 annual meeting of stockholders) is Franklyn G. Prendergast, M.D., Ph.D. Each director will hold office until their term expires, and until their successor is elected and qualified, unless he or she resigns or their seat becomes vacant due to death, removal or other cause in accordance with the our amended and restated bylaws.

Dietrich Stephan, Ph.D., 51, has been our President, Chief Executive Officer and a member of our Board since July 2019. Dr. Stephan was also the founder and Chief Executive Officer of Legacy NeuBase. Before founding Legacy NeuBase, Dr. Stephan was a tenured full professor of Human Genetics at the University of Pittsburgh and Chairman of the Department of Human Genetics at the University of Pittsburgh from 2013 to 2018. During this period of time he also founded and served Chief Executive Officer of the University-owned LifeX Holdings, a healthcare startup incubator, and earlier, as the founding Director (Chairman) of the Neurogenomics Division at the Translational Genomics Research Institute (TGen) and Deputy Director, Discovery Research at TGen. Dr. Stephan is Chairman of Peptilogics, a privately held peptide therapeutics company; a director of Sharp Edge Labs, a privately held small-molecule genetic disease therapeutics company; a director of the FarmaceuticalRx family of companies, a privately held pharmaceutical company developing cannabinoid-based therapies; and partner in Cyto Ventures, an early stage investment fund. In the last five years, Dr. Stephan has held director roles at Pendulum Therapeutics (Chairman of the Board; formerly Whole Biome), a privately held company developing microbiome therapies; CereDx, a privately held home-base stroke detection diagnostics company; Elastogenesis, a privately held pharmaceutical company developing therapies for dermal extracellular matrix regeneration; Western Oncolytics, a privately held pharmaceutical company developing oncolytic viruses; iGenomX, a privately held company developing genome sequencing reagents; Ariel Precision Medicine, a privately held diagnostics company focused on pancreatic disease; and ParaBase, a privately held company focused on developing neonatal genetic diagnostic tests. Dr. Stephan received his B.S. in Biology from Carnegie Mellon University and his Ph.D. in Human Genetics from the University of Pittsburgh. He also completed a fellowship at the National Human Genome Research Institute.

We believe that Dr. Stephan’s role as CEO of our Company, experience as the founder of Legacy NeuBase and in the biopharmaceutical industry qualify him to serve as a member of our Board.

Dov A. Goldstein, M.D., 52, has served as a member of our Board since July 2019. Dr. Goldstein is currently the Chief Financial Officer, Chief Business Officer and a director of Indapta, Inc. He was previously Chief Executive Officer and a director of RIGImmune, Inc., and the Chief Financial Officer and Chief Business Officer of Indapta Therapeutics, Inc., as well as a private investor. Prior to that, he was the Chief Financial Officer at Schrödinger, LLC from the fourth quarter of 2017 to the second quarter of 2018. Dr. Goldstein served as a Managing Partner at Aisling Capital, a private investment firm, from 2014 to October 2017, Partner from 2008 to 2014 and a principal at Aisling Capital from 2006 to 2008. Dr. Goldstein served as the Chief Financial Officer of Loxo Oncology, Inc. between July 2014 and January 2015, and was its acting Chief Financial Officer from January 2015 to May 2015. From 2000 to 2005, Dr. Goldstein served as Chief Financial Officer of Vicuron Pharmaceuticals, Inc., which was acquired by Pfizer, Inc. in September 2005. Prior to joining Vicuron, Dr. Goldstein was Director of Venture Analysis at HealthCare Ventures. Dr. Goldstein also completed an internship in the Department of Medicine at Columbia-Presbyterian Hospital. He previously served as a director of ADMA Biologics, Inc. (Nasdaq: ADMA), Loxo Oncology, Inc. (Nasdaq: LOXO) (which was acquired by Eli Lilly), Esperion Therapeutics, Inc. (Nasdaq: ESPR), and Cempra, Inc. (Nasdaq: CEMP) (which was acquired by Melinta Therapeutics, Inc.). Dr. Goldstein received a B.S. from Stanford University, an M.B.A. from Columbia Business School and an M.D. from Yale School of Medicine.

We believe that Dr. Goldstein’s medical training and his experience in the biopharmaceutical industry as a venture capital investor, as a biotechnology executive and a member of the boards of directors of other biopharmaceutical companies, as well as his experience in financial matters and his service on audit and compensation committees, qualify him to serve as a member of our Board.

Diego Miralles, M.D., 58, has served as a member of our Board since July 2019. Dr. Miralles is currently a partner at Flagship Pioneering and CEO of one of its portfolio companies, and previously served as Chief Executive Officer of Vividion Therapeutics, Inc., a biotechnology company with a platform to discover and develop small molecule therapeutics, from August 2017 to October 2020. Prior to briefly serving as President of Adaptive Therapeutics, Inc. during 2016 and 2017, Dr. Miralles had an extensive career at Johnson & Johnson, culminating in his position as the Global Head of Innovation, and was involved in the development and approval of PREZISTA® and INTELENCE®. He was the head of the Janssen Research and Early Development unit in La Jolla, CA. While at Johnson & Johnson, he founded and launched the JLABS incubator in 2012 for start-up life science entrepreneurs, and was instrumental in developing and launching Johnson & Johnson’s Innovation center model in 2013. He was a member of the management committee at Janssen, one of the largest pharmaceutical companies in the world. He was also a member of the management board of Tibotec BVBA, a leading virology company and a Johnson & Johnson company. Prior to Johnson & Johnson, Dr. Miralles held R&D positions at Trimeris, Inc. and Triangle Pharmaceuticals, Inc., and he was an Assistant Professor at Duke University Medical Center, where he was a bench scientist and an Infectious Disease physician, with a focus on HIV. Dr. Miralles is currently an Adjunct Professor in the Department of Pharmacology at the University of California San Diego. He received his M.D. degree from the Universidad de Buenos Aires, Argentina, completed his internal medicine residency at the Mayo Clinic and was a fellow in Infectious Diseases at Cornell University-New York Hospital.

We believe that Dr. Miralles’s extensive experience in the biotechnology industry, and in particular his experience as a chief executive officer and his prior service in executive management roles at Johnson & Johnson, provide him with the qualifications and skills to serve as a member of our Board.

Franklyn G. Prendergast, M.D., Ph.D., 75, has served as a member of our Board since July 2019. Dr. Prendergast retired from the Mayo Clinic in 2014 and is currently the Emeritus Edmond and Marion Guggenheim Professor of Biochemistry and Molecular Biology and Emeritus Professor of Molecular Pharmacology and Experimental Therapeutics at Mayo Medical School. At the Mayo Clinic, he served in several capacities, most significantly, as the Director for Research 1989 – 1992, inclusive, Member of the Mayo Clinic Board of Governors and Executive Committee 1991 – 2007, and Member of the Mayo Clinic Board of Trustees from 1991-2009, inclusive. From 1994 to 2006, he served as a director of Mayo Clinic Cancer Center. He also previously held several other teaching positions at the Mayo Medical School from 1975 through 2014. Dr. Prendergast has served for the National Institute of Health on numerous study section review groups; as a charter member of the Board of Advisors for the Division of Research Grants, now the Center for Scientific Review; the National Advisory General Medical Sciences Council; and the Board of Scientific Advisors of the National Cancer Institute. He held a Presidential Commission for service on the National Cancer Advisory Board. Dr. Prendergast also has served in numerous other advisory roles for the National Institute of Health and the National Research Council of the National Academy of Sciences. He is a member of the board of directors of Cancer Genetics, Inc. (Nasdaq: CGIX) and its audit, compensation and nominating committees, a member of the board of directors of Lantern Pharma, Inc. (Nasdaq: LTRN) and its audit and nominating committees, a member of the board of directors of Perimeter Medical Imaging AI, Inc. (OTCMKTS: NWFFF) and a member of the board of directors of the Infectious Disease Research Institute (IDRI). He previously served on the board of directors of Eli Lilly & Co. from 1995 to 2017 and was a member of Eli Lilly’s science and technology committee and public policy and compliance committee, and he previously served on the board of directors of Medibio Limited (ASX: MEB) (OTCQB: MDBIF). Dr. Prendergast obtained his medical degree with honors from the University of West Indies and attended Oxford University as a Rhodes Scholar, earning an M.A. degree in physiology. He obtained his Ph.D. in Biochemistry at the University of Minnesota.

We believe that Dr. Prendergast’s extensive experience and expertise as a medical clinician, researcher and academician, particularly in the areas of oncology and personalized medicine, developed through his roles with Mayo Clinic, including serving as director of the Mayo Clinic Cancer Center and the Mayo Clinic Center for Individualized Medicine, qualify him to serve as a member on our Board.

Eric I. Richman, 59, has served as a member of our Board since July 2019. Mr. Richman is currently CEO of Gain Therapeutics, Inc., an early stage biotechnology company and was previously a Venture Partner at Brace Pharma Capital, a life science venture capital firm, from January 2016 to September 2018 and is involved with several private and public biotechnology companies. He also served as Chief Executive Officer of Tyrogenex Inc., a biopharmaceutical company, from 2016 to 2018. Mr. Richman served as the President and Chief Executive Officer of PharmAthene, Inc. (“PharmAthene”), subsequently acquired by Altimmune, Inc., between October 2010 and March 2015. He also served on PharmAthene’s board of directors, when the company was listed on the NYSE, from 2010 to 2017. Prior to joining PharmAthene, Mr. Richman held various commercial and strategic positions of increasing responsibility over a 12-year period at MedImmune, Inc. from its inception and was Director, International Commercialization at that company. Mr. Richman served as a director of Lev Pharmaceuticals, Inc. (acquired by Viropharma) and as Chairman of its Commercialization Committee and served as a director of American Bank Incorporated (acquired by Congressional Bancshares). Mr. Richman currently serves as a member of the board of directors of NovelStem International Corp. (OTCMKTS: NSTM), is the co-founder and Chairman of InFuse Holdings and LabConnect, Inc. where he serves as the Chairman of the Board, and previously served as a director of ADMA Biologics, Inc. (Nasdaq: ADMA) (as well as a member of such board’s audit, compensation and governance and nominating committees). Mr. Richman received a B.S. in Biomedical Science from the Sophie Davis School of Biomedical Education (CUNY Medical School) and a M.B.A. from the American Graduate School of International Management.

We believe that Mr. Richman’s experience in the biotechnology industry, including his successful efforts in gaining FDA drug approvals, as well as his experience as an executive officer of PharmAthene and his service on numerous public and private company boards of directors and on the committees of such boards, provide him with the qualifications and skills to serve as a member of our Board.

Executive Officers

Dietrich Stephan, Ph.D. For a brief biography of Dr. Stephan, please see “DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE – Board of Directors” above.

Sam Backenroth, age 36, has served as our Chief Financial Officer since July 2019. Mr. Backenroth previously served as Chief Financial Officer and Vice President of Business Development of Ohr Pharmaceutical from April 2010 to July 2019, has been a Director of DepYmed, since 2014, and a founder of Orphion Therapeutics, since 2018. Mr. Backenroth has previously worked as an investment banker with The Benchmark Company LLC, an investment banking firm specializing in micro-cap biotech transactions. While at Benchmark, he helped fund numerous small biotech companies raise growth equity capital through a variety of structures. Mr. Backenroth also acted as an advisor to public and private biotech companies in assisting with business development activities, joint ventures, licensing, strategic partnerships, and mergers & acquisitions. He graduated with honors from Touro College with a Bachelor’s degree in finance.

William Mann, Ph.D., age 60, has served as our Chief Operating Officer since July 2020. Prior to joining NeuBase, Dr. Mann founded Lodestar Biopharma Solutions LLC, a consultancy supporting early stage companies, in 2018 and supported Stony Brook University’s Center for Biotechnology as a BioEntrepreneur in Residence. Dr. Mann previously served as President and Chief Executive Officer of Helsinn Therapeutics (U.S.), Inc., a supportive cancer care company, from September 2009 to February 2018 where he helped transform the R&D start-up with sixteen employees into a profitable commercial company of over one hundred. Prior to Helsinn, Dr. Mann was Vice President of Corporate Development at Sapphire Therapeutics, Inc. where he facilitated the sale of the company while managing the lead Phase 2B program. He also held senior level R&D and business development positions at Novartis and served on its global Cardiovascular & Metabolism Business Franchise Board. Dr. Mann earned an MBA from Rutgers University, a Ph.D. in Biochemistry from the University of Aberdeen, Scotland, and pursued postdoctoral studies in human genetics at The Rockefeller University.

Curt Bradshaw, Ph.D., age 55, has served as our Chief Operating Officer since December 2020. Prior to joining NeuBase, Dr. Bradshaw served as Chief Scientific Officer of Arrowhead Pharmaceuticals, Inc. (Nasdaq: ARWR), a biotechnology company focused on treating intractable diseases by using RNA interference to silence genes that cause such diseases, from November 2019 to November 2020. From November 2018 to November 2019, Dr. Bradshaw was President, Chief Scientific Officer and a member of the board of directors of Tollnine, a company he co-founded to develop novel antibody conjugates for immuno-oncology. From 2012 to 2018, he was Chief Scientific Officer and a member of the board of directors of Solstice Biologics, where he managed and oversaw all company operations and research exploring novel siRNA technologies for the development of human therapeutics. Before Solstice, Dr. Bradshaw was Vice President of Research and Development and Chief Scientific Officer at Traversa Therapeutics where he had primary R&D oversight and was a key strategic contributor to internal technology development, business strategy, and oversaw research alliances with multiple major pharmaceutical collaborators. Traversa had been experiencing financial difficulties prior to Dr. Bradshaw’s tenure and, as a result, the company voluntarily filed for Chapter 7 bankruptcy in April 2012. Prior to Traversa, he spent seven years at CovX Research, a cornerstone of the Pfizer, Inc. Bioinnovation and Biotherapeutics Center, where he was a member of the research, development and corporate teams providing strategic and tactical support for research and development programs, co-developing the research pipeline and feeding the clinical portfolio. He also oversaw chemistry efforts ranging from basic research through active pharmaceutical ingredient manufacturing. Prior to CovX, he spent four years at Ligand Pharmaceuticals and was responsible for the chemical development of clinical-phase active pharmaceutical ingredients. Dr. Bradshaw started his career at Abbott Laboratories, where he spent six years as a Research Chemist, Senior Research Chemist and Project Leader. He received a Ph.D. in Organic Chemistry from Texas A&M University.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid by us during the years ended September 30, 2020 and 2019 to (1) our principal executive officer during the last completed fiscal year and (2) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers as of September 30, 2020 (collectively our “Named Executive Officers”):

Name and Position	Year	Salary		Bonus (1)	Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compensation	All Other Compensation (3)	Total
Dietrich Stephan, Ph.D., Chief Executive Officer and President	2020	$441,346		$—	$—	$—	$—	$47,475	$488,821
	2019	$135,577		$332,500	$—	$3,347,500	$—	$19,199	$3,834,776
Sam Backenroth, Chief Financial Officer	2020	$320,000		$20,000	$—	$—	$—	$18,524	$358,524
	2019	$223,539		$227,000	$—	$2,937,107	$—	$18,618	$3,406,264
William Mann, Ph.D., Chief Operating Officer	2020	$57,692		$45,000	$—	$917,000	$—	$3,663	$1,023,355
	2019	$—	(4)	$—	$—	$—	$—	$—	$—

(1)	In the fiscal year ended September 30, 2019, Dr. Stephan received a $25,000 signing bonus and a $150,000 bonus upon the completion of the Merger, and Mr. Backenroth received a $95,000 signing bonus following the Merger pursuant to his employment offer letter, dated May 22, 2019. On May 15, 2020, the Company awarded a cash bonus to Dr. Stephan and Mr. Backenroth in the amount of $157,500 and $132,000, respectively, for services rendered during the fiscal year ended September 30, 2019, which were not committed during such fiscal year and were approved by the Compensation Committee of the Board during May 2020. We paid Dr. Stephan and Mr. Backenroth such cash bonuses on May 15, 2020. In October 2020, the Compensation Committee approved a bonus for Mr. Backenroth in the amount of $20,000 in relation to services rendered to the Company during the fiscal year ended September 30, 2020 because of his election to take a reduction of his base salary during such fiscal year. Pursuant to each offer letter between the Company and between Dr. Stephan and Mr. Backenroth, each of Dr. Stephan and Mr. Backenroth will be eligible for a discretionary bonus for service with the Company during fiscal 2020 equal to 35% of each of their base salaries, each as determined at the discretion of the Compensation Committee. Dr. Mann is eligible for an annual performance bonus with a target amount equal to 40% of his base salary, provided that he remains employed by the Company on the date that such bonus would be paid. In addition, we paid Dr. Mann a relocation bonus of $45,000 with respect to his relocation to our principal office in Pittsburgh, PA during fiscal 2020.

(2)	The amounts in this column reflect the aggregate grant date fair value of equity awards granted during the applicable fiscal year, calculated in accordance with FASB ASC Topic 718 and using a Black-Scholes valuation model. Assumptions used in the calculation of these amounts are included in Note 13 of the audited financial statements included in this Form 10-K.

(3)	Consists of other compensation amounts for each named executive officer listed in the table entitled “All Other Compensation” below, including our contributions to such officers’ 401(k), group term life insurance policy premiums, health benefits and paid time off buy back.

(4)	Dr. Mann joined the Company as Chief Operating Officer on July 27, 2020, and therefore did not receive any compensation from the Company for the fiscal year ended September 30, 2019.

All Other Compensation

Name	Year	401(k) Company	Group Term	Health Benefits	Life Insurance	Paid Time Off Buy Back	Total Other Compensation
Dietrich Stephan, Ph.D.	2020	—	$—	$21,761	$25,714	—	$47,475
Chief Executive Officer	2019	—	$239	$18,960	—	—	$19,199
Sam Backenroth	2020	—	$—	$18,524	—	—	$18,524
Chief Financial Officer	2019	—	$195	$18,423	—	—	$18,618
William Mann, Ph.D.	2020	—	$—	$3,663	—	—	$3,663
Chief Operating Officer	2019	—	$—	—	—	—	$—

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

With the exception of a raise in Mr. Backenroth’s base salary in July 2019 made in connection with his employment offer letter, dated May 22, 2019, our Named Executive Officers did not receive base salary increases in fiscal 2020 or 2019.

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

The exercise price of each stock option grant is the fair market value of our common stock on the grant date. Time-based stock option awards granted to Dr. Stephan provided for vesting over a four-year period in equal monthly installments over 48 months. Dr. Stephan’s time-based stock option awards vested immediately and became exercisable upon the consummation of the Merger. Time-based stock option awards to Mr. Backenroth and Dr. Mann provided for vesting over a four-year period as follows: 25% of the shares underlying the options vest on the first anniversary of the date of the respective vesting commencement dates and the remainder of the shares underlying the options vest in equal monthly installments over the respective remaining 36 months thereafter. From time to time, our Compensation Committee may, however, determine that a different vesting schedule is appropriate. We do not have any stock ownership requirements for our Named Executive Officers.

Compensation Consultant

Our Compensation Committee has the authority to retain the services and obtain the advice of external advisors, including compensation consultants, legal counsel and other advisors to assist in the evaluation of executive officer compensation. In 2020, our Compensation Committee engaged Compensia, an independent executive compensation consulting firm, to review our executive compensation policies and practices and to conduct an executive compensation market analysis.

During fiscal 2020, Compensia reviewed and advised on principal aspects of our executive compensation program, including:

•	Assisting in developing a peer group of publicly traded companies to be used to help assess executive compensation;
•	Assisting in developing a competitive compensation strategy and consistent executive compensation assessment practices relevant to a public company, including review and recommendation of the annual performance-based cash incentive program as well as the equity strategy for the Company covering dilution, grant levels and type of equity; and
•	Meeting with the Compensation Committee to review elements of executive compensation including the competitiveness of the executive compensation program.

Our Compensation Committee has assessed the independence of Compensia consistent with the Nasdaq Stock Market listing requirements and has concluded that the engagement of Compensia does not raise any conflicts of interest.

Outstanding Equity Awards as of September 30, 2020

The following table shows information regarding our outstanding equity awards as of September 30, 2020 for the Named Executive Officers:

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Non- Exercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (1)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Dietrich Stephan, Ph.D.	3,311,930		—		—	$0.001	12/31/2028	—	—	—	$—
Sam Backenroth	225,436		547,487	(2)	—	$5.39	7/12/2029	—	—	—	—
	17,500	(3)	—		—	$13.40	10/15/2022	—	—	—	—
William Mann, Ph.D.	—		175,000	(4)	—	$7.46	7/27/2030	—	—	—	—

(1)	The options have a term of 10 years from the date of issuance.

(2)	The stock option vests over four years from the date of grant of July 12, 2019, with 25% of the shares subject to the options vesting on the first anniversary of the date of grant and the remainder vesting in 36 monthly tranches thereafter.

(3)	The option vested over a three-year period, with one-third of the shares underlying the option vesting on each of October 16, 2017, October 16, 2018 and October 16, 2019; provided that the last one-third vested in full in connection with the closing of the Merger.

(4)	The stock option vests over four years from the date of grant of July 27, 2020, with 25% of the shares subject to the options vesting on the first anniversary of the date of grant and the remainder vesting in 36 monthly tranches thereafter.

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

Dietrich A. Stephan, Ph.D.

Historically, Legacy NeuBase had one executive officer, Dietrich A. Stephan, Ph.D., President and Chief Executive Officer. Upon the formation of Legacy NeuBase and until the date that Legacy NeuBase and Dr. Stephan entered into an employment agreement, in recognition of our low levels of operating cash flow and Dr. Stephan’s status as a stockholder of Legacy NeuBase, he forewent any cash compensation for his service as an executive officer.

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

Dr. Stephan was also a party to a confidential information, invention assignment and arbitration agreement with Legacy NeuBase, pursuant to which Dr. Stephan has made confidentiality, assignment of intellectual property, non-solicitation and noncompetition covenants in favor of Legacy NeuBase. Any severance payments that become payable under his employment agreement are conditioned on his compliance with these covenants.

On July 11, 2019, we entered into an Offer of Employment with Dr. Stephan (the “Offer of Employment”) that became effective upon the consummation of the Merger on July 12, 2019 and replaced the Stephan Employment Agreement. Pursuant to the Offer of Employment, Dr. Stephan will serve as the Company’s President and Chief Executive Officer, his initial annualized salary will be $450,000 and he will be eligible to receive a discretionary annual performance bonus of up to 35% of his base salary. In addition, consistent with the obligations of Legacy NeuBase under the Stephan Employment Agreement, we paid Dr. Stephan the Bonus on July 19, 2019 pursuant to and after the completion of the Merger.

Dr. Stephan’s employment with us is at-will, meaning either we or Dr. Stephan could terminate the employment relationship at any time, with or without cause. Pursuant to the Offer of Employment, if Dr. Stephan is terminated by us without cause, we will be obligated to pay to Dr. Stephan (i) severance at a rate equal to 100% of his base salary for a period of 12 months from the date of such termination and (ii) subject to the discretion of our board of directors, a prorated discretionary bonus for the year in which such termination occurs.

In addition, pursuant to the Offer of Employment, Dr. Stephan’s confidential information, invention assignment and arbitration agreement with Legacy NeuBase shall continue to apply and was assumed by us.

On May 15, 2020, the Company awarded a discretionary cash bonus to Dr. Stephan in the amount of $157,500 for services rendered during the fiscal year ended September 30, 2019, which were not committed during such fiscal year and were approved by the Compensation Committee of the Board during May 2020.

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

On May 22, 2019, Mr. Backenroth entered into a new employment offer letter to serve as our Chief Financial Officer effective upon the consummation of the Merger. Under the terms of the offer letter, which superseded Mr. Backenroth’s prior employment agreement with us, Mr. Backenroth will receive a base salary of $320,000 per annum, a signing bonus of $95,000, and a stock option to purchase 772,923 shares of our common stock, allocated from our incentive option pool at an exercise price of $5.39 per share (the “Backenroth Option”), and also be eligible to receive a discretionary annual bonus of up to 35% of his base salary. We paid Mr. Backenroth the signing bonus on July 26, 2019.

Mr. Backenroth’s employment with us is at-will, meaning either we or Mr. Backenroth could terminate the employment relationship at any time, with or without cause. If Mr. Backenroth is terminated by us without cause, we will be obligated to pay Mr. Backenroth (1) severance pay at a rate equal to one hundred percent (100%) of his base salary for a period of twelve (12) months from the date of termination, (2) subject to the discretion of our board of directors, a prorated discretionary annual bonus for the year in which the termination occurs. In the event of such termination, 100% of the total number of shares underlying the Backenroth Option shall vest.

On May 15, 2020, the Company awarded a cash bonus to Mr. Backenroth in the amount of $132,000 for services rendered during the fiscal year ended September 30, 2019, which were not committed during such fiscal year and were approved by the Compensation Committee of the Board during May 2020.

William Mann, Ph.D.

On July 22, 2020, the Company entered into an offer letter with Dr. Mann. Pursuant to his offer letter, Dr. Mann’s annual salary will be $375,000, and he will have an annual performance bonus with a target of 40% of his base salary. Dr. Mann’s employment will be on an “at will” basis. Additionally, the Company granted Dr. Mann an option to purchase 175,000 shares of the Company’s common stock under the Company’s 2019 Stock Incentive Plan. Subject to Dr. Mann’s continued employment with the Company, 1/4th of the shares underlying his option to purchase common stock will vest on the first anniversary of Dr. Mann’s start date, and 1/36th of the remaining shares underlying such option will vest at the end of each calendar month thereafter.

Dr. Mann’s employment with us is at-will, meaning either we or Dr. Mann could terminate the employment relationship at any time, with or without cause. If Dr. Mann is terminated by us without cause or Dr. Mann resigns for good reason (defined generally as a reduction in his salary amongst similarly-situated employees, relocation, or a material diminution in title, duties or responsibilities), in either case, within six months following a change in control (as defined in the 2019 Plan), then, subject to execution and delivery of a general release of all claims, his then outstanding, unvested options, if any, will vest and be exercisable as to all of the covered shares. If Dr. Mann is terminated by us without cause (whether or not in connection with a change in control), we will be obligated to pay Dr. Mann (1) severance pay at a rate equal to one hundred percent (100%) of his base salary for a period of twelve (12) months from the date of termination, (2) reimbursement of 12 months of health benefits (COBRA subsidization) in accordance with the Company’s standard expense reimbursement procedures and (3) subject to the discretion of our board of directors, a prorated portion of his annual bonus target for the year of termination.

Dr. Mann also entered into the Company’s standard indemnification agreement and standard confidentiality and invention assignment agreement with the Company.

NeuBase Therapeutics Inc. 2019 Stock Incentive Plan

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

The following is only a summary of the material terms of the 2019 Plan, is not a complete description of all provisions of the 2019 Plan and should be read in conjunction with the 2019 Plan, which is incorporated by reference as an exhibit to this Form 10-K.

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

Shares Subject to Plan. The maximum number of shares of common stock that may be issued under the life of the 2019 Plan will be 3,100,000 shares, subject to an “evergreen” provision that will automatically increase the maximum number of shares of our common stock that may be issued under the life of the 2019 Plan on October 1st of each year beginning on October 1, 2019 and continuing through October 1, 2028 by a number of shares equal to 4.0% of the total number of shares of common stock outstanding as of September 30th of the preceding fiscal year, or a lesser number of shares to be determined by our board of directors. Notwithstanding the foregoing, the maximum number of shares of our common stock available for grants of ISOs under the 2019 Plan is 3,100,000 and will not increase.

A share of common stock issued in connection with any award under the 2019 Plan shall reduce the total number of shares of common stock available for issuance under the 2019 Plan by one; provided, however, that a share of our common stock covered under a stock-settled SAR shall reduce the total number of shares of common stock available for issuance under the 2019 Plan by one even though the shares of common stock are not actually issued in connection with settlement of the SAR. Except as otherwise provided in the 2019 Plan, any shares of common stock related to an award which terminates by expiration, forfeiture, cancellation or otherwise without issuance of shares of common stock, which is settled in cash in lieu of common stock or which is exchanged, with the Compensation Committee’s permission, prior to the issuance of shares of common stock, for awards not involving shares of common stock, shall again be available for issuance under the 2019 Plan. The following shares of common stock, however, may not again be made available for issuance as awards under the 2019 Plan: (i) shares of common stock not issued or delivered as a result of a net settlement of an outstanding award, (ii) shares of common stock tendered or held to pay the exercise price, purchase price or withholding taxes relating to an outstanding award, or (iii) shares of common stock repurchased on the open market with the proceeds of the exercise price of an award.

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

Stock Appreciation Rights. A SAR entitles the participant to receive, upon exercise, the excess of the fair market value on that date of each share of common stock subject to the exercised portion of the SAR over the fair market value of each such share on the date of the grant of the SAR. A SAR can be granted alone or in tandem with an option. A SAR granted in tandem with an option is called a Corresponding SAR and entitles the participant to exercise the option or the SAR at which time the other tandem award expires. The Compensation Committee will specify the number of shares of common stock subject to a SAR and whether the SAR is a Corresponding SAR. No participant may be granted Corresponding SARs in tandem with ISOs which are first exercisable in any calendar year for shares of our common stock having an aggregate fair market value (determined as of the date of grant) that exceeds $100,000; and if this limitation is exceeded the tandem option will be treated as NQSOs. A Corresponding SAR may be exercised only to the extent that the related option is exercisable and the fair market value of our common stock on the date of exercise exceeds the exercise price of the related option. As set forth in the agreement, the amount payable as a result of the exercise of a SAR may be settled in cash, shares of common stock or a combination of each.

Restricted Stock Awards. A Restricted Stock Award is the grant or sale of shares of our common stock, which may be subject to forfeiture restrictions. The Compensation Committee will prescribe whether the Restricted Stock Award is forfeitable and the conditions to which it is subject. If the participant must pay for a Restricted Stock Award, payment for the award generally shall be made in cash or, if the agreement so provides, by surrendering shares of common stock the participant already owns or any other medium of payment. Prior to vesting or forfeiture, a participant will have all rights of a stockholder with respect to the shares of common stock underlying the Restricted Stock Award, including the right to receive dividends and vote the underlying shares of our common stock; provided, however, the participant may not transfer the shares. We may retain custody of the certificates evidencing the shares of our common stock until such shares are no longer forfeitable.

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

Maximum Award Period. No award shall be exercisable or become vested or payable more than ten years after the date of grant. An ISO granted to a participant who beneficially owns more than 10% of the combined voting power of or any affiliate (determined by applying certain attribution rules) or a Corresponding SAR that relates to such an ISO may not be exercisable more than five years after the date of grant.

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

The following is only a summary of the material terms of the 2018 Plan, is not a complete description of all provisions of the 2018 Plan and should be read in conjunction with the 2018 Plan, which is filed as an exhibit to this Form 10-K.

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

Ohr Pharmaceutical, Inc. 2016 Consolidated Stock Incentive Plan

On January 7, 2016, our board of directors adopted the 2016 Plan and our shareholders approved the plan on March 17, 2016 to assist us in recruiting and retaining individuals with ability and initiative by enabling them to receive awards and participate in our future success by associating their interests with those of us and our stockholders. The 2016 Plan is intended to permit the grant of stock options (both ISOs and NQSOs), SARs, Restricted Stock Awards, RSUs and Incentive Awards. The following is only a summary of the material terms of the 2016 Plan, is not a complete description of all provisions of the 2016 Plan and should be read in conjunction with the 2016 Plan, which is filed as an exhibit to this Form 10-K.

Prior Plans. We previously maintained each of the 2014 Plan and the 2009 Plan. The 2016 Plan is intended to consolidate the 2014 Plan and the 2009 Plan into a new plan, with an aggregate number of shares available for issuance under the 2016 Plan as set forth below under “- Shares Subject to Plan.” For options and Restricted Stock Awards granted under the 2014 Plan and the 2009 Plan prior to January 7, 2016, the terms and conditions of the 2014 Plan and the 2009 Plan and the applicable award agreements will control, except that our Compensation Committee, in its discretion may allow a participant to pay all or part of the option price (i) by surrendering shares of common stock to us that the participant already owns and, if necessary to avoid adverse accounting consequences, has held for at least six months; (ii) by a cashless exercise through a broker; (iii) by means of a “net exercise” procedure, (iv) by such other medium of payment as the Compensation Committee in its discretion shall authorize or (v) by any combination of the aforementioned methods of payment. If shares of common stock are used to pay all or part of the option price, the sum of the cash and cash equivalent and the fair market value (determined as of the day preceding the date of exercise) of the shares surrendered shall equal the option price of the shares for which the option is being exercised.

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

Upon the completion of the Merger, we adopted an outside director compensation policy (as amended from time to time, “Outside Director Compensation Policy”) pursuant to which the members of the Board who are not employees of the Company (such members, the “Outside Directors”) were eligible to receive cash and equity compensation. Each Outside Director was entitled to receive an annual cash retainer of $25,000, paid quarterly, during fiscal 2019 and 2020. In addition, during fiscal 2019, each Outside Director was granted a non-statutory stock option to purchase 227,330 shares of our common stock with an exercise price of $5.39 per share following the Merger. These options vest in equal monthly installments over a three-year period and vesting of such options commenced on the effective date of the Merger.

On September 9, 2020, the Compensation Committee of the Board of the Company approved an amended Outside Director Compensation Policy. The Company intended for the Outside Director Compensation Policy to formalize the Company’s policy regarding cash compensation, grants of equity and reimbursement of travel expenses to its Outside Directors.

Cash Compensation of Directors

Under the amended Outside Director Compensation Policy, Outside Directors will be entitled to a cash retainer of $35,000 for their service on the Board (exclusive of any participation on its Committees). Outside Directors serving on any of the Board’s Audit, Compensation and Nominating & Corporate Governance Committees in a non-Chairperson capacity will be entitled to a cash retainer of $7,500, $5,000 and $4,000, respectively, for services on such Committees, and the Chairpersons of such Committees will be entitled to such amounts for their service as members of such Committees and $15,000, $10,000 and $8,000, respectively, for services as Chairpersons of such Committees. The Outside Director Compensation Policy does not provide for any per meeting attendance fees for any meeting of the Board or its Committees.

Equity Grants to Directors

Furthermore, the amended Outside Director Compensation Policy provides that Outside Directors will be eligible to receive all types of awards (except incentive stock options) under the Company’s 2019 Stock Incentive Plan, as amended (the “Plan”) (or the applicable equity plan in place at the time of grant), including discretionary awards not covered under the Outside Director Compensation Policy.

Subject to limitations on individual grants to Outside Directors under the Plan, upon an Outside Director’s appointment to the Board, such Outside Director automatically will be granted a nonstatutory stock option to purchase shares of the Company’s common stock having a grant date fair value of $320,000 (the “NSO Appointment Award”). Subject to further adjustment provisions as described in the Outside Director Compensation Policy and the Plan, 25% of each NSO Appointment Award will vest on the one-year anniversary of the grant date, and the remaining portion of the NSO Appointment Award will vest on an equal monthly basis over the following 36 months, provided that the Outside Director is in continuous service with the Company or an affiliate of the Company through the applicable vesting date. Each NSO Appointment Award will vest fully upon a Change in Control (as defined in the Plan), in each case, provided that the Outside Director is in continuous service with the Company or an affiliate of the Company through the Change in Control.

In addition, subject to limitations on individual grants to Outside Directors under the Plan, on the first business day after each annual meeting of the Company’s stockholders beginning with the 2021 annual meeting, each Outside Director automatically will be granted a nonstatutory stock option to purchase shares of the Company’s common stock having a grant date fair value of $90,000 (the “Annual NSO Award”); provided that the initial Annual NSO Award granted on or after the Outside Director Compensation Policy’s effective date was made on September 9, 2020. Each of our Outside Directors was thus granted a stock option to purchase 14,634 shares of the Company’s common stock with an exercise price of $8.80 on September 9, 2020. Subject to further adjustment provisions as described in the Outside Director Compensation Policy and the Plan, 25% of each Annual NSO Award will vest on the one-year anniversary of the grant date, and the remaining portion of the Annual NSO Award will vest on an equal monthly basis over the following 36 months, provided that the Outside Director is in continuous service with the Company or an affiliate of the Company through the applicable vesting date. Each Annual NSO Award will vest fully upon a Change in Control (as defined in the Plan), in each case, provided that the Outside Director is in continuous service with the Company or an affiliate of the Company through the Change in Control.

With regard to any of the nonstatutory stock options granted under the Outside Director Compensation Policy described above, the per share exercise price for all such options will be 100% of the fair market value of the shares underlying the options on the grant date.

Non-Employee Director Compensation for Fiscal 2020

Below is a summary of the non-employee director compensation paid in the fiscal year ended September 30, 2020:

Name	Cash Compensation (1)	Option Grants (2)	Stock Awards (3)	Total
Dov A. Goldstein, M.D.	$25,000	$89,999	$—	$114,999
Diego Miralles, M.D.	$25,000	$89,999	$—	$114,999
Franklyn G. Prendergast, M.D., Ph.D.	$25,000	$89,999	$—	$114,999
Eric I. Richman	$25,000	$89,999	$—	$114,999

(1)	Represents the value of the annual retainers payable to our non-employee directors during fiscal 2020. For a discussion of the change in the amount of annual retainers payable to our Outside Directors during fiscal 2021 pursuant to our amended Outside Director Compensation Policy, see the section entitled “Director Compensation” of this Form 10-K.

(2)	Pursuant to the Company’s Outside Director Compensation Policy, the Company granted each of our Outside Directors a stock option to purchase 14,634 shares of the Company’s common stock with an exercise price of $8.80 on September 9, 2020. With respect to each Outside Director, the option to purchase 227,330 shares of the Company’s common stock that was granted upon the consummation of the Merger and the stock option to purchase 14,634 shares of the Company’s common stock that was granted to each Outside Director on September 9, 2020 remained outstanding as of September 30, 2020.

(3)	We did not grant any stock awards to our directors in fiscal 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information as of September 30, 2020 about shares of our common stock that may be issued upon the exercise of options under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(3)
Equity compensation plans approved by security holders (4)	2,853,384	$5.99	1,128,868
Equity compensation plans not approved by security holders (5)	3,337,406	$0.001	—
Total	6,190,790	$2.76	1,128,868

(1)	Consists of options outstanding as of September 30, 2020 under the NeuBase Therapeutics, Inc. 2019 Stock Incentive Plan (the “2019 Plan”), the NeuBase Therapeutics, Inc. 2018 Equity Incentive Plan (the “2018 Plan”), the Ohr Pharmaceutical, Inc. 2016 Consolidated Stock Incentive Plan (the “2016 Plan”), the Ohr Pharmaceutical, Inc. 2014 Stock Incentive Plan (the “2014 Plan”) and the Ohr Pharmaceutical, Inc. 2009 Stock Incentive Plan.

(2)	Consists of the weighted average exercise price of outstanding options as of September 30, 2020.

(3)	Consists entirely of shares of common stock that remain available for future issuance under the 2019 Plan and the 2016 Plan as of September 30, 2020.

(4)	The number of shares of our common stock available for issuance under the 2019 Plan will automatically increase on October 1st of each year, for a period of not more than ten years, beginning October 1, 2019 and ending on (and including) October 1, 2028 by the lesser of (a) 4.0% of the total number of shares of our common stock outstanding as of September 30th of the immediately preceding fiscal year, and (b) such number of shares of common stock determined by our board of directors.

(5)	Consists of the 2018 Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership, as of September 30, 2020, of our common stock by (a) each of our Named Executive Officers and current directors individually, (b) our current directors and executive officers as a group and (c) each holder of more than 5% of our outstanding common stock. This table is based upon information supplied by officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Other than as set forth below, we are not aware of any other beneficial owner of more than five percent of our common stock as of September 30, 2020. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class (%) (1)
Dietrich Stephan, Ph.D., Chief Executive Officer and Director (2)	5,872,094	22.2%
Entities affiliated with Greenlight Capital, Inc. (3)	1,903,227	8.2%
Directors and Named Executive Officers (4)
Sam Backenroth, Chief Financial Officer (5)	289,271	1.2%
William Mann, Ph.D., Chief Operating Officer	-	*
Curt Bradshaw, Ph.D., Chief Scientific Officer (6)	-	*
Dov A. Goldstein, M.D., Director (7)	111,035	*
Diego Miralles, M.D., Director (8)	101,035	*
Franklyn G. Prendergast, M.D., Ph.D., Director (9)	101,035	*
Eric I. Richman, Director (10)	137,115	*
All current executive officers and directors as a group (eight persons) (11)	6,611,585	24.4%

* Less than one percent.

(1)	Percentage ownership is calculated based on a total of 23,154,084 shares of our common stock issued and outstanding as of September 30, 2020.

(2)	Represents (i) 3,311,930 shares of common stock issuable pursuant to stock options exercisable within 60 days after September 30, 2020, (ii) 2,547,639 shares of our common stock held directly by Lipizzaner LLC, of which Dr. Stephan is the sole member and (iii) 12,525 shares of our common stock held jointly by Dr. Stephan as a tenant by the entirety with his spouse.

(3)	Greenlight Capital, Inc. (“Greenlight Inc.”) is the investment manager for Greenlight Capital Qualified, L.P., Greenlight Capital, L.P. and Greenlight Capital Offshore Partners, and as such has voting and dispositive power over 415,437 shares of our common stock held by Greenlight Capital Qualified, L.P., 76,497 shares of our common stock held by Greenlight Capital, L.P., and 635,162 shares of our common stock held by Greenlight Capital Offshore Partners. DME Capital Management, LP (“DME Management”) is the investment manager for Greenlight Capital Investors, LP, and Greenlight Capital Offshore Master, Ltd., and as such has voting and dispositive power over 339,142 shares of our common stock held by Greenlight Capital Investors, LP and 368,889 shares of our common stock held by Greenlight Capital Offshore Master, Ltd. DME Advisors, LP (“DME Advisors”) is the investment manager for Solasglas Investments, LP, and as such has voting and dispositive power over 68,100 shares of our common stock held by Solasglas Investments, LP. DME Advisors GP, LLC (“DME GP”) is the general partner of DME Management and DME Advisors, and as such has voting and dispositive power over 776,131 shares of our common stock. David Einhorn is the principal of Greenlight Inc., DME Management and DME GP, and as such has voting and dispositive power over 1,903,227 shares of our common stock held by these affiliates of Greenlight, Inc. Mr. Einhorn disclaims beneficial ownership of these shares of our common stock, except to the extent of any pecuniary interest therein. The address of Greenlight Capital, Inc. is 140 East 45th Street, 24th Floor, New York, NY 10017.

(4)	Unless otherwise indicated, the address for each of our executive officers and directors is c/o 700 Technology Drive, Third Floor, Pittsburgh, PA 15219.

(5)	Represents (i) 2,501 shares of common stock issuable pursuant to warrants exercisable within 60 days after September 30, 2020, (ii) 275,140 shares of common stock issuable pursuant to options exercisable within 60 days after September 30, 2020, and (iii) 11,630 shares of our common stock held directly by Sam Backenroth.

(6)	Dr. Bradshaw joined the Company in December 2020, subsequent to the reference date of the disclosure of the beneficial ownership of management pursuant to this Item 12—Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.

(7)	Represents (i) 101,035 shares of common stock issuable pursuant to stock options exercisable within 60 days after September 30, 2020 held directly by Dov A. Goldstein, M.D., and (ii) 10,000 shares of our common stock held directly by Dr. Goldstein.

(8)	Represents 101,035 shares of common stock issuable pursuant to stock options exercisable within 60 days after September 30, 2020 held directly by Diego Miralles, M.D.

(9)	Represents 101,035 shares of common stock issuable pursuant to stock options exercisable within 60 days after September 30, 2020 held directly by Franklyn G. Prendergast, M.D., Ph.D.

(10)	Represents (i) 101,035 shares of common stock issuable pursuant to stock options exercisable within 60 days after September 30, 2020 and (ii) 36,080 shares of our common stock held by Eric I. Richman jointly with his spouse and in a self-directed IRA.

(11)	Comprised of shares beneficially owned by each of our directors, including Dr. Stephan, our President and Chief Executive Officer, Mr. Backenroth, our Chief Financial Officer, Treasurer and Secretary, Dr. Mann, our Chief Operating Officer, and Dr. Bradshaw, our Chief Scientific Officer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Described below are any transactions occurring since October 1, 2018 and any currently proposed transactions to which we were a party and in which:

•	the amounts involved exceeded or will exceed $120,000; and

•	a director, executive officer, holder of more than 5% of the outstanding capital stock of NeuBase, or any member of such person’s immediate family had or will have a direct or indirect material interest.

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

A “related person” is defined as:

•	Any person who is, or at any time since the beginning of our last fiscal year was, one of our directors or executive officers or a nominee to become one of our directors;

•	any person who is known to be the beneficial owner of more than five percent of any class of our voting securities;

•	any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of the director, executive officer, nominee or more than five percent beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than five percent beneficial owner; or

•	any firm, corporation, or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a ten percent or greater beneficial ownership interest.

The policy generally provides that we may enter into a related person transaction only if:

•	the Audit Committee pre-approves such transaction in accordance with the guidelines set forth in the policy;

•	the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the Audit Committee (or the chairperson of the Audit Committee) approves or ratifies such transaction in accordance with the guideline set forth in the policy;

•	the transaction is approved by the disinterested members of our board of directors; or

•	the transaction involves compensation approved by our Compensation Committee.

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

Our Audit Committee has determined that certain types of related person transactions are deemed to be pre-approved by our Audit Committee. Our related person transaction policy provides that the following transactions, even if the amount exceeds $120,000 in the aggregate, are considered to be pre-approved by our Audit Committee:

•	any employment of certain named executive officers that would be publicly disclosed;

•	director compensation that would be publicly disclosed;

•	transactions with other companies where the related person’s only relationship is as a director or owner of less than ten percent of said company (other than a general partnership), if the aggregate amount involved does not exceed the greater of $200,000 or five percent of that company’s consolidated gross revenues;

•	transactions where all stockholders receive proportional benefits;

•	transactions involving competitive bids;

•	transactions with a related person involving the rendering of services at rates or charges fixed inconformity with law or governmental authority; and

•	transactions with a related person involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture or similar services.

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

Transactions with Related Persons

Participation in Our Public Offering

On April 30, 2020, the Company closed an underwritten public offering of 6,037,500 shares of its common stock (inclusive of 787,500 shares that were sold pursuant to the underwriters’ full exercise of their option to purchase additional shares of the Company’s common stock), at a price to the public of $6.00 per share. The Company received net proceeds from the offering of approximately $33.3 million, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company. Entities affiliated with Greenlight Capital, Inc. (“Greenlight Inc.”) purchased 525,000 shares of common stock in the public offering at the public offering price of $6.00 per share. Greenlight Inc. is the investment manager of Greenlight Capital Qualified, L.P., Greenlight Capital, L.P. and Greenlight Capital Offshore Partners and is affiliated with DME Capital Management, LP and DME Advisors, LP, each of whom are investment advisors to certain of our stockholders. These stockholders form a group representing one of our principal stockholders as set forth in “Item 12— Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Ohr Support Agreements

In order to induce Legacy NeuBase to enter into the Merger Agreement, certain Ohr securityholders that beneficially owned or controlled 8.9% as of June 3, 2019, including Mr. Sam Backenroth, our Chief Financial Officer, entered into support agreements pursuant to which, among other things, they agreed to vote all their shares of Ohr capital stock: in favor of the adoption of the Merger Agreement and the approval of the transactions contemplated thereby, including the Merger and the issuance of Ohr common stock and a reverse stock split of our common stock in connection with, or related to, the consummation of the Merger; against any action or agreement that, to the knowledge of such securityholders, would reasonably be expected to result in a breach in any material respect of any covenant, representation or warranty or any other obligation or agreement of Ohr or any of its subsidiaries or affiliates under the Merger Agreement or that would reasonably be expected to result in any of the conditions to Ohr’s or any of its subsidiaries’ or affiliates’ obligations under the Merger Agreement not being fulfilled; and against any “acquisition proposal,” or any agreement, transaction or other matter that is intended to, or would reasonably be expected to, impede, interfere with, delay, postpone, discourage or materially and adversely affect the consummation of the Merger and all other transactions contemplated by the Merger Agreement. Such securityholders also agreed not to take any actions inconsistent with the foregoing obligations, except in the event that the Board withdrew or modified its recommendation of the Merger.

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

The following transactions were entered into by Legacy NeuBase prior to the completion of the Merger:

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

Dr. Stephan Support Agreement

In order to induce Ohr to enter into the Merger Agreement, certain Legacy NeuBase securityholders, including Dr. Stephan, entered into support agreements pursuant to which, among other things, they agreed to vote all of their shares of Legacy NeuBase capital stock: in favor of the adoption of the Merger Agreement and, if required, the entry of Legacy NeuBase into financing agreements for gross proceeds of $0.9 million; against any action or agreement that, to the knowledge of such securityholder, would reasonably be expected to result in a breach in any material respect of any covenant, representation or warranty or any other obligation or agreement of Legacy NeuBase or any of its subsidiaries or affiliates under the Merger Agreement or that would reasonably be expected to result in any of the conditions to Legacy NeuBase’s or any of its subsidiaries’ or affiliates’ obligations under the Merger Agreement not being fulfilled; and against any “acquisition proposal,” or any agreement, transaction or other matter that is intended to, or would reasonably be expected to, impede, interfere with, delay, postpone, discourage or materially and adversely affect the consummation of the merger and all other transactions contemplated by the Merger Agreement. Such securityholders also agreed not to take any actions inconsistent with the foregoing obligations.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Marcum LLP, our current independent registered public accounting firm, and MaloneBailey, LLP and CohnReznick LLP, our former independent registered public accounting firms, for professional services rendered for the fiscal years ended September 30, 2020 and 2019, respectively:

	2020	2019
Audit Fees (1):	$455,620	$480,401
Audit-Related Fees (2):	—	—
Tax Fees (3):	—	—
All Other Fees (4):	—	—
Total All Fees:	$455,620	$480,401

(1) Audit Fees include fees for professional services performed by Marcum LLP, MaloneBailey LLP and CohnReznick LLP for the audit of our annual financial statements included in our current and prior Form 10-K filing, review of financial statements included in our quarterly Form 10-Q filings, and reviews of registration statements and issuances of consents, comfort letters and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2) Audit-Related Fees consist of fees for other audit-related professional services.

(3) Consists of fees for tax compliance and consulting.

(4) No other fees were earned or paid for fiscal 2019 or fiscal 2020.

Pre-Approval Policies and Procedures

All audit and non-audit services previously provided by our independent registered public accounting firm must be pre-approved by the Audit Committee. Pre-approval may be given for a category of services, provided that (i) the category is reasonably narrow and detailed and (ii) the Audit Committee establishes a fee limit for such category. The Audit Committee may delegate to any other member of the Audit Committee the authority to grant pre-approval of permitted non-audit services to be provided by Marcum between Audit Committee meetings; provided, however, that any such pre-approval shall be presented to the full Audit Committee at its next scheduled meeting. The Audit Committee pre-approved all audit and permitted non-audit services provided by Marcum LLP, MaloneBailey and CohnReznick for professional services rendered for the fiscal years ended September 30, 2020 and 2019.

PART IV.

ITEM 15. EXHIBITS

(a)	1. Financial Statements

The information required by this item is included in Item 8 of Part II of this Form 10-K.

2.	Financial Statement Schedules

The information required by this item is included in Item 8 of Part II of this Form 10-K.

3.	Exhibits

The following exhibits are incorporated by reference or filed as part of this report:

Exhibit		Incorporated by Reference
Number	Description	Form	File Number	Filing Date	Exhibit
2.1+	Agreement and Plan of Merger and Reorganization, dated as of January 2, 2019, by and among Ohr Pharmaceutical, Inc., Ohr Acquisition Corp. and NeuBase Therapeutics, Inc.	8-K	001-35963	1/3/2019	2.1
2.2	First Amendment to the Agreement and Plan of Merger and Reorganization, dated as of June 27, 2019, by and among Ohr Pharmaceutical, Inc., Ohr Acquisition Corp. and NeuBase Therapeutics, Inc.	8-K	001-35963	7/3/2019	2.1
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-35963	7/12/2019	3.1
3.2	Amended and Restated Bylaws of the Company.	8-K	001-35963	9/23/2019	3.1
4.1	Form of Consulting Warrants.	10-Q	001-35963	8/15/2011	10.21
4.2	Form of Series A Warrant issued to investors pursuant to the Securities Purchase Agreement, dated December 7, 2016, by and among Ohr Pharmaceutical, Inc. and the purchasers listed therein.	8-K	001-35963	12/8/2016	4.1

4.3	Form of Warrant issued to investors pursuant to the Securities Purchase Agreement, dated as of April 5, 2017, by and among Ohr Pharmaceutical, Inc. and the purchasers listed therein.	8-K	001-35963	4/6/2017	4.1
4.4	Form of Common Stock Certificate.	S-8	333-233346	8/16/2019	4.17
4.5	Description of Securities of NeuBase Therapeutics, Inc.	10-K	001-35963	1/10/2020	4.5
10.1#	Employment Agreement, dated January 8, 2014, between Ohr Pharmaceutical, Inc. and Sam Backenroth.	8-K	001-35963	1/10/2014	10.38
10.2#	Amendment 1 to Employment Agreement, dated as of January 6, 2015, between Ohr Pharmaceutical, Inc. and Sam Backenroth.	8-K	001-35963	1/8/2015	10.51
10.3	Proprietary Information and Inventions Agreement, dated April 10, 2010, between Ohr Pharmaceutical, Inc. and Sam Backenroth.	10-K	001-35963	12/14/2015	10.3(c)
10.4	Securities Purchase Agreement, dated December 7, 2016, by and among Ohr Pharmaceutical, Inc. and to purchasers listed therein.	8-K	001-35963	12/8/2016	10.1
10.5	Securities Purchase Agreement, dated April 5, 2017, by and among Ohr Pharmaceutical, Inc. and to purchasers listed therein.	8-K	001-35963	4/6/2017	10.1
10.6#	Ohr Pharmaceutical, Inc. 2016 Consolidated Stock Incentive Plan.	8-K	001-35963	3/21/2016	10.1
10.7#	Form of Stock Option Agreement (2016 Consolidated Stock Incentive Plan).	10-K	001-35963	12/15/2017	10.11(b)
10.8#	Form of Restricted Stock Agreement (2016 Consolidated Stock Incentive Plan).	10-K	001-35963	12/15/2017	10.11(c)
10.9†	License Agreement, dated December 17, 2018, by and between NeuBase Therapeutics, Inc. and Carnegie Mellon University.	S-4	333-230168	3/8/2019	10.15
10.10	Form of NeuBase Therapeutics, Inc. Warrant Certificate.	S-4	333-230168	3/8/2019	10.16
10.11#	NeuBase Therapeutics, Inc. 2018 Equity Incentive Plan.	S-4	333-230168	3/8/2019	10.19
10.12#	Restricted Stock Purchase Agreement, made as of September 6, 2018, by and between NeuBase Therapeutics, Inc. and Dietrich A. Stephan.	S-4	333-230168	3/8/2019	10.21
10.13#	Amendment to Restricted Stock Purchase Agreement, made as of December 26, 2018, by and between NeuBase Therapeutics, Inc. and Dietrich A. Stephan.	S-4	333-230168	3/8/2019	10.22
10.14#	Executive Employment Agreement, entered into as of December 22, 2018 and effective as of August 28, 2018, by and between NeuBase Therapeutics, Inc. and Dietrich A. Stephan.	S-4/A	333-230168	5/7/2019	10.23

10.15	At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement, dated December 22, 2018, by and between NeuBase Therapeutics, Inc. and Dietrich A. Stephan.	S-4/A	333-230168	5/7/2019	10.24
10.16#	Offer Letter of Employment, dated May 22, 2019, by and between NeuBase Therapeutics, Inc. and Sam Backenroth.	S-4/A	333-230168	5/22/2019	10.25
10.17	Employee Proprietary Information and Invention Assignment Agreement, dated May 22, 2019, by and between NeuBase Therapeutics, Inc. and Sam Backenroth.	S-4/A	333-230168	5/222019	10.26
10.18#	Offer of Employment, dated July 11, 2019, by and between NeuBase Therapeutics, Inc. and Dietrich A. Stephan.	8-K/A	001-35963	7/17/2019	10.1
10.19#	NeuBase Therapeutics, Inc. 2019 Stock Incentive Plan.	S-4	333-230168	3/8/2019	Annex E
10.20#	Form of Option Agreement under the NeuBase Therapeutics, Inc. 2019 Stock Incentive Plan.	S-8	333-233346	8/16/2019	4.6
10.21#	Form of Option Agreement under the NeuBase Therapeutics, Inc. 2018 Equity Incentive Plan.	S-8	333-233346	8/16/2019	4.8
10.22	Sublease Agreement, dated as of March 12, 2019, by and between NeuBase Therapeutics, Inc. and StartUptown dba Avenu.	10-K	001-35963	1/10/2020	10.29
10.23	Amendment No. 1 to Sublease Agreement, dated as of May 21, 2019, by and between NeuBase Therapeutics, Inc. and StartUptown dba Avenu.	10-K	001-35963	1/10/2020	10.30
10.24	Amendment No. 2 to Sublease Agreement, dated as of July 29, 2019, by and between NeuBase Therapeutics, Inc. and StartUptown dba Avenu.	10-K	001-35963	1/10/2020	10.31
10.25	Lease Extension to Sublease Agreement, dated as of February 26, 2020, by and between NeuBase Therapeutics, Inc. and StartUptown dba Avenu.	10-Q	001-35963	3/26/2020	10.1
10.26*	Amendment No. 4 to Sublease Agreement, dated as of August 20, 2020
10.27*	Amendment No. 5 to Sublease Agreement, dated as of September 25, 2020
10.28#	Offer Letter of Employment, dated July 22, 2020, by and between NeuBase Therapeutics, Inc. and William Mann.	8-K	001-35963	7/28/2020	10.1
10.29#	Offer Letter of Employment, dated November 30, 2020, by and between NeuBase Therapeutics, Inc. and Curt Bradshaw	8-K	001-35963	12/2/2020	10.1
10.30*+	Lease Agreement, dated as of October 2, 2020, by and between NeuBase Therapeutics, Inc. and 350 Technology Drive Partners, LLC.
16.1	Letter from MaloneBailey, LLP, dated October 3, 2019.	8-K	001-35963	10/3/2019	16.1
16.2	Letter from CohnReznick, LLP, dated February 18, 2020.	8-K/A	001-35963	2/18/2020	16.1
21.1*	Subsidiaries.
23.1*	Consent of Marcum LLP.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	All schedules and exhibits to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#	Management compensatory plan or arrangement.
†	The SEC has granted confidential treatment with respect to certain portions of this exhibit. Those portions have been omitted and filed separately with the SEC.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 23, 2020	NeuBase Therapeutics, Inc.

/s/ Dietrich Stephan
Dietrich Stephan, Ph.D.
President and Chief Executive Officer

Signature	Title	Date
/s/ Dietrich Stephan, Ph.D.	President, Chief Executive Officer and Director	December 23, 2020
Dietrich Stephan, Ph.D.	(Principal Executive Officer)
/s/ Sam Backenroth	Chief Financial Officer	December 23, 2020
Sam Backenroth	(Principal Financial and Accounting Officer)
/s/ Dov A. Goldstein, M.D.	Director	December 23, 2020
Dov A. Goldstein, M.D.
/s/ Diego Miralles, M.D.	Director	December 23, 2020
Diego Miralles, M.D.
/s/ Franklyn G. Prendergast, M.D., Ph.D.	Director	December 23, 2020
Franklyn G. Prendergast, M.D., Ph.D.
/s/ Eric I. Richman	Director	December 23, 2020
Eric I. Richman