Form 10-Q
period 2020-12-31
NeuBase Therapeutics, Inc.
filed 2021-02-11
CIK 1173281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2020

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

As of February 10, 2021, 23,180,024 shares of the common stock, par value $0.0001, of the registrant were outstanding.

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

This quarterly report on Form 10-Q relates to the Company’s quarter ended December 31, 2020 and is therefore the Company’s sixth periodic report that includes results of operations for the combined company, including Legacy NeuBase.

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

PART I.

ITEM 1. FINANCIAL STATEMENTS

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31,	September 30,
	2020	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,976,770	$31,992,283
Prepaid insurance	381,067	521,617
Other prepaid expenses and current assets	460,322	294,640
Total Current Assets	28,818,159	32,808,540

EQUIPMENT, net	1,292,388	1,166,934

OTHER ASSETS
Investment	298,145	323,557
Long-term prepaid insurance	96,833	145,250
Security Deposit	253,565	-
Total Other Assets	648,543	468,807

TOTAL ASSETS	$30,759,090	$34,444,281

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,177,955	$1,505,042
Accrued expenses and other current liabilities	743,848	555,883
Warrant liabilities	320,039	950,151
Insurance note payable	-	138,557
Total Liabilities	2,241,842	3,149,633

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2020 and September 30, 2020	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 23,177,591 and 23,154,084 shares issued and outstanding as of December 31, 2020 and September 30, 2020, respectively	2,317	2,315
Additional paid-in capital	76,139,964	74,850,935
Accumulated deficit	(47,625,033)	(43,558,602)
Total stockholders' equity	28,517,248	31,294,648

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,759,090	$34,444,281

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months ended December 31,
	2020	2019
OPERATING EXPENSES
General and administrative	$2,641,470	$2,554,680
Research and development	2,019,924	1,227,686
TOTAL OPERATING EXPENSES	4,661,394	3,782,366

LOSS FROM OPERATIONS	(4,661,394)	(3,782,366)

OTHER INCOME (EXPENSE)
Interest expense	(9,737)	(1,311)
Change in fair value of warrant liabilities	630,112	(694,134)
Loss on disposal of fixed asset	-	(3,230)
Equity in losses on equity method investment	(25,412)	(24,509)
Total other income (expenses), net	594,963	(723,184)

NET LOSS	$(4,066,431)	$(4,505,550)

BASIC AND DILUTED LOSS PER SHARE	$(0.18)	$(0.26)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	23,174,168	17,071,678

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended December 31, 2020 and 2019

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of September 30, 2019	17,077,873	$1,708	$36,201,758	$(26,174,082)	$10,029,384
Stock-based compensation expense	-	-	1,504,226	-	1,504,226
Net loss	-	-	-	(4,505,550)	(4,505,550)
Balance as of December 31, 2019	17,077,873	$1,708	$37,705,984	$(30,679,632)	$7,028,060

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of September 30, 2020	23,154,084	$2,315	$74,850,935	$(43,558,602)	$31,294,648
Stock-based compensation expense	-	-	1,176,585	-	1,176,585
Issuance of restricted stock for services	1,931	-	-	-	-
Exercise of stock options	21,576	2	112,444	-	112,446
Net loss	-	-	-	(4,066,431)	(4,066,431)
Balance as of December 31, 2020	23,177,591	$2,317	$76,139,964	$(47,625,033)	$28,517,248

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,066,431)	$(4,505,550)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	1,176,585	1,504,226
Change in fair value of warrant liabilities	(630,112)	694,134
Depreciation and amortization	68,117	149,746
Loss on disposal of fixed asset	-	3,230
Equity in losses on equity method investment	25,412	24,509
Loss on marketable securities	14,970	-
Changes in operating assets and liabilities
Prepaid insurance, other expenses and current assets	(25,132)	(86,880)
Long-term prepaid insurance	48,417	48,417
Security Deposit	(253,565)	-
Accounts payable	(327,087)	(110,641)
Accrued expenses and other current liabilities	187,965	(162,677)
Net cash used in operating activities	(3,780,861)	(2,441,486)
Cash flows from investing activities
Purchase of laboratory and office equipment	(193,571)	(68,400)
Purchase of marketable securities	(15,003,771)	-
Sale of marketable securities	14,988,801	-
Net cash used in investing activities	(208,541)	(68,400)
Cash flows from financing activities
Principal payment of financed insurance	(138,557)	(73,426)
Proceeds from exercise of stock options	112,446	-
Net cash used in financing activities	(26,111)	(73,426)
Net decrease in cash and cash equivalents	(4,015,513)	(2,583,312)
Cash and cash equivalents, beginning of period	31,992,283	10,313,966
Cash and cash equivalents, end of period	$27,976,770	$7,730,654
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,400	$1,326
Cash paid for income taxes	$-	$-

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

The NT0100 program is a PATrOL™-enabled therapeutic program being developed to target the mutant expansion in the HD messenger ribonucleic acid (“RNA”). The NT0100 program includes several proprietary PNAs which have the potential to be highly selective for the mutant transcript vs. the wild-type transcribed allele and the expectation to be applicable for all HD patients as it directly targets the expansion itself, and has the potential to be delivered systemically. PATrOL™-enabled drugs also have the unique ability to open RNA secondary structures and bind to either the primary nucleotide sequences or the secondary and/or tertiary structures. NeuBase believes the NT0100 program addresses an unmet need for a disease which currently has no effective therapeutics that target the core etiology of the condition. NeuBase believes there is a large opportunity in the U.S. and European markets for drugs in this space.

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended September 30, 2020 included in the Company’s Annual Report on Form 10-K (the “Annual Report”) filed with the SEC on December 23, 2020. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated during the consolidation process. The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state the Company’s financial position, results of operations and cash flows. The unaudited condensed consolidated financial statements for the interim periods are not necessarily indicative of results for the full year. The preparation of these unaudited condensed consolidated financial statements requires the Company to make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes. The Company’s actual results may differ from these estimates under different assumptions or conditions.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s unaudited condensed consolidated financial statements relate to the valuation of stock-based compensation, the fair value of warrant liabilities and the valuation allowance of deferred tax assets resulting from net operating losses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources.

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

Marketable Securities

Marketable securities are classified as trading  and are carried at fair value. The Company’s marketable securities consist of corporate bonds and highly liquid mutual funds and exchange-traded & closed-end funds which are valued at quoted market prices. The Company had no marketable securities as of December 31, 2020 and September 30, 2020.

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

The following potentially dilutive securities outstanding as of December 31, 2020 and 2019 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	As of December 31,
	2020	2019
Common stock purchase options	6,633,554	6,466,966
Unvested restricted stock	-	5,000
Common stock purchase warrants	820,939	715,939
	7,454,493	7,187,905

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. ASU 2016-13 also provides updated guidance regarding the impairment of available-for-sale debt securities and includes additional disclosure requirements. The new guidance is effective for public business entities that meet the definition of a Smaller Reporting Company as defined by the Securities and Exchange Commission for interim and annual periods beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

3. Liquidity and Going Concern

The Company has had no revenues from product sales and has incurred operating losses since inception. As of December 31, 2020, the Company had $28.0 million in cash and cash equivalents and during the three months ended December 31, 2020, incurred a loss from operations of $4.7 million and used $3.8 million of cash in operating activities.

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

The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future. Accordingly, there are material risks and uncertainties that raise substantial doubt about the Company’s ability to continue as a going concern.

4. Other Prepaid Expenses and Current Assets

The Company’s prepaid expenses and current assets consisted of the following:

	As of December 31,	As of September 30,
	2020	2020
Prepaid research and development expense	$106,645	$205,641
Prepaid rent	301,481	-
Other prepaid expenses and other current assets	52,196	88,999
Total	$460,322	$294,640

5. Equipment

The Company’s equipment consisted of the following:

	As of December 31,	As of September 30,	Estimated useful life (in
	2020	2020	years)
Laboratory equipment	$1,498,094	$1,319,123	5
Office equipment	21,077	6,477	3
Total	1,519,171	1,325,600
Accumulated depreciation	(226,783)	(158,666)
Property, plant and equipment, net	$1,292,388	$1,166,934

Depreciation expense for the three months ended December 31, 2020 and 2019 was approximately $0.07 million and $0.03 million, respectively.

6. Investment

The Company owns common and preferred shares of DepYmed, Inc. (“DepYmed”), which in aggregate represents approximately 15% ownership of DepYmed. In addition, the Company is entitled to hold two of the six seats on DepYmed’s board of directors.

The Company accounts for its investment in DepYmed common shares using the equity method of accounting and records its proportionate share of DepYmed’s net income and losses in the accompanying unaudited condensed consolidated statements of operations. Equity in losses for the three months ended December 31, 2020 and 2019 were approximately $0.03 million and $0.02 million, respectively.

The Company accounts for its investment in preferred shares of DepYmed at cost, less any impairment, as the Company determined the preferred stock did not have a readily determinable fair value.

As of both December 31, 2020 and September 30, 2020, the carrying amount of the Company’s aggregate investment in DepYmed was $0.3 million.

7. Accrued Expenses and Other Current Liabilities

The Company’s accrued expenses and other current liabilities consisted of the following:

	As of December 31,	As of September 30,
	2020	2020
Accrued compensation and benefits	$57,274	$88,527
Accrued professional fees	407,235	241,755
Accrued research and development	40,656	41,313
Accrued franchise tax	194,831	155,865
Other accrued expenses	43,852	28,423
Total	$743,848	$555,883

8. Fair Value

The following tables present the Company’s fair value hierarchy for its warrant liabilities measured at fair value on a recurring basis at December 31, 2020 and September 30, 2020:

	Fair Value Measurements as of December 31, 2020
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities
Warrant liabilities	$-	-	320,039	$320,039

	Fair Value Measurements as of September 30, 2020
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities
Warrant liabilities	$-	-	950,151	$950,151

The fair value of the warrant liabilities were determined using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the warrant liabilities:

	As of December 31,
	2020	2019
Remaining contractual term (years)	1 - 1.3	2.0- 2.3
Common stock price volatility	73.9%	84.9% - 86.2%
Risk-free interest rate	0.1%	1.58% - 1.63%

The Company was historically a private company and lacked company-specific historical and implied volatility information, therefore the Company estimated its expected stock volatility based on the historical volatility of a set of publicly traded peer companies. During the three months ended December 31, 2020, the Company utilized its historical volatility in the valuation of warrant liabilities as it had sufficient trading history.

The change in fair value of the warrant liabilities for the three months ended December 31, 2020 and 2019 is as follows:

Fair value as of September 30, 2020	$950,151
Change in fair value	(630,112)
Fair value as of December 31, 2020	$320,039

Fair value as of September 30, 2019	$496,343
Change in fair value	694,134
Fair value as of December 31, 2019	$1,190,477

As of December 31, 2020 and September 30, 2020, the recorded values of cash and cash equivalents, accounts payable and the insurance note payable approximate fair value due to the short-term nature of these instruments.

9. Stockholders’ Equity

Warrants

Below is a summary of the Company’s issued and outstanding warrants as of December 31, 2020:

Expiration date	Exercise Price	Warrants Outstanding
December 13, 2021	$55.00	20,627
April 10, 2022	20.00	695,312
July 6, 2023	8.73	105,000
		820,939

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of September 30, 2020	820,939	$19.44	1.7
Outstanding as of December 31, 2020	820,939	$19.44	1.4
Exercisable as of December 31, 2020	803,439	$19.67	1.4

10. Stock-Based Compensation

As of December 31, 2020, an aggregate of 4,709,277 shares of common stock were authorized under the Company’s 2019 Stock Incentive Plan (the “2019 Plan”), subject to an “evergreen” provision that will automatically increase the maximum number of shares of common stock that may be issued under the term of the 2019 Plan. As of December 31, 2020, 1,216,719 common shares were available for future grants under the 2019 Plan. As of December 31, 2020, 291,667 shares of common stock were authorized under the Company’s 2016 Consolidated Stock Incentive Plan (the “2016 Plan”) and 147,041 common shares were available for future grants under the 2016 Plan.

The Company recorded stock-based compensation expense in the following expense categories of its unaudited condensed consolidated statements of operations for the three months ended December 31, 2020 and 2019:

	Three Months ended December 31,
	2020	2019
General and administrative	$842,279	$1,113,111
Research and development	334,306	391,115
Total	$1,176,585	$1,504,226

Stock Options

Below is a table summarizing the options issued and outstanding as of and for the three months ended December 31, 2020:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Aggregate Intrinsic Value
Outstanding at September 30, 2020	6,190,790	$2.76
Granted	494,340	7.42
Exercised	(21,576)	5.21
Forfeited	(30,000)	4.80
Outstanding at December 31, 2020	6,633,554	3.09	8.3	$27,071,221
Exercisable as of December 31, 2020	4,409,572	$1.51	8.0	$24,843,446

As of December 31, 2020, unrecognized compensation costs associated with the stock options of $5.8 million will be recognized over an estimated weighted-average amortization period of 1.4 years.

The weighted average grant date fair value of options granted during the three months ended December 31, 2020 and 2019 was $5.20 and $4.78, respectively.

Key assumptions used to estimate the fair value of the stock options granted during the three months ended December 31, 2020 and 2019 included:

	Three Months ended December 31,
	2020	2019
Expected term of options (years)	6.0	7.0
Expected common stock price volatility	83.1% - 83.3%	78% - 81.1%
Risk-free interest rate	0.6% - 0.7%	1.7% - 1.8%
Expected dividend yield	-	-

During the three months ended December 31, 2020, the Company granted a stock option to purchase 225,000 shares to a consultant in recognition of future service to the Company as an employee. The exercisability and vesting of the stock options are subject to the consultant’s effective date of employment with the Company, which has not yet occurred as of December 31, 2020, and as a result, the grant-date of such option has not occurred under GAAP. Therefore, the number and fair value of the shares subject to this option are not reflected in the table summarizing the options issued and outstanding as of and for the three months ended December 31, 2020, and did not have impact on unrecognized compensation costs or the estimated weighted-average amortization period above as of December 31, 2020.

Restricted Stock

A summary of the changes in the unvested restricted stock during the three months ended December 31, 2020 is as follows:

	Unvested Restricted Stock	Weighted Average Grant Date Fair Value Price
Unvested as of September 30, 2020	-	$-
Granted	1,931	9.06
Vested	(1,931)	9.06
Unvested as of December 31, 2020	-	$-

11. Commitments and Contingencies

Operating Leases

In October 2020, the Company entered into a ten-year lease agreement with annual escalating rental payments for office and laboratory space in Pittsburgh, Pennsylvania. The leased premises will serve as the Company’s headquarters upon the commencement of the lease. The initial term of the lease commences upon the landlord’s delivery of the leased premises in tenant improvement readiness condition. The initial term of the lease will extend approximately ten years from delivery of the leased premises to the Company, unless earlier terminated in accordance with the lease. The Company has the right to extend the term of the lease for an additional five-year term. Under the lease, the Company will lease approximately 14,189 square feet of the property. Pursuant to an amendment of the lease agreement during December 2020, the Company will pay an escalating base rent over the life of the lease of approximately $66,000 to $73,000 per month, and the Company will pay its pro rata portion of property expenses and operating expenses for the property. The Company will measure and recognize the ROU asset and operating lease liability upon lease commencement. During the three months ended December 31, 2020, the Company prepaid rent of $0.3 million and paid a security deposit of $0.3 million for this lease agreement. As of December 31, 2020, the lease has not yet commenced, and the Company estimates that the commencement will be in the second calendar quarter of 2021.

The Company currently leases its existing office and operating space under operating leases with original terms of less than 12 months and which expire at various dates through November 2021; therefore, the Company’s operating leases are not recognized as ROU assets on the unaudited condensed consolidated balance sheet as of December 31, 2020.

Rent expense under the Company’s operating leases totaled approximately $0.03 million and $0.02 million for the three months ended December 31, 2020 and 2019, respectively.

The Company continues to operate under its current operating lease in Pittsburgh on a month-to-month basis and will continue to operate under the lease until the Company’s new headquarters and laboratory space is available for use. All terms and conditions remain the same from the current lease.

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

On February 14, 2018, plaintiff Jeevesh Khanna, commenced an action in the Southern District of New York, against Ohr and several current and former officers and directors, alleging that they violated federal securities laws between June 24, 2014 and January 4, 2018. On August 7, 2018, the lead plaintiffs, now George Lehman and Insured Benefit Plans, Inc., filed an amended complaint, stating the class period to be April 8, 2014 through January 4, 2018. The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, they seek to maintain the action as a class action and to recover damages on behalf of themselves and other persons who purchased or otherwise acquired Ohr common stock during the putative class period and purportedly suffered financial harm as a result. The Company and the individuals dispute these claims and intend to defend the matter vigorously. On September 17, 2018, Ohr filed a motion to dismiss the complaint. On September 20, 2019, the district court entered an order granting the defendants’ motion to dismiss. On October 23, 2019, the plaintiffs filed a notice of appeal of that order dismissing the action and other related orders by the district court. After full briefing and oral argument, on October 9, 2020, the U.S. Court of Appeals for the Second Circuit issued a summary order affirming the district court’s order granting the motion to dismiss and remanding the action to the district court to make a determination on the record related to plaintiffs’ request for leave to file an amended complaint. On October 16, 2020, the district court requested the parties’ positions as to how they proposed to proceed in light of the Second Circuit’s decision. After letter briefing on this issue and plaintiffs’ alternative request for leave to file a second amended complaint, on November 16, 2020, the district court denied plaintiffs’ request to amend and dismissed with prejudice plaintiffs’ claims. On December 16, 2020, plaintiffs filed a notice of appeal of that order denying plaintiffs leave to amend, and on January 13, 2021, the Second Circuit entered a schedule for plaintiffs-appellants’ opening brief to be filed by March 31, 2021. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm the Company’s business and the value of its common stock.

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

On March 20, 2019, a putative class action lawsuit was filed in the United States District Court for District of Delaware naming as defendants Ohr and its board of directors, Legacy NeuBase, and Merger Sub, captioned Wheby v. Ohr Pharmaceutical, Inc., et al., Case No. 1:19-cv-00541-UNA (the “Wheby Action”). The plaintiffs in the Wheby Action allege that the preliminary joint proxy/prospectus statement filed by Ohr with the Securities and Exchange Commission (“SEC”) on March 8, 2019 contained false and misleading statements and omitted material information in violation of Section 14(a) of the Securities Exchange Act and SEC Rule 14a-9 promulgated thereunder, and further that the individual defendants are liable for those alleged misstatements and omissions under Section 20(a) of the Exchange Act. The complaint in the Wheby Action has not been served on, nor was service waived by, any of the named defendants in that action. The action seeks, among other things, to rescind the Ohr Acquisition or an award of damages, and an award of attorneys’ and experts’ fees and expenses. The defendants dispute the claims raised in the Wheby Action. Management believes that the likelihood of an adverse decision from the sole remaining action is unlikely; however, the litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm the Company’s business and the value of its common stock.

12. Subsequent Events

On January 27, 2021, the Company entered into an Asset Purchase Agreement by and among the Company, NeuBase Corporation, the Company’s wholly-owned subsidiary, and Vera Therapeutics, Inc. (“Vera”). Pursuant to the terms of the Asset Purchase Agreement, the Company expects to acquire infrastructure, programs and intellectual property for several peptide-nucleic acid (PNA) scaffolds from Vera for total consideration of approximately $3.7 million, consisting of cash and a number of shares of the Company’s common stock to be determined at the closing of the acquisition. The transaction is expected to close in the first calendar quarter of 2021.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosures Regarding Forward-Looking Statements

The following should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report as well as in conjunction with the Risk Factors section in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 as filed with the United States Securities and Exchange Commission (“SEC”) on December 23, 2020. This report and our Form 10-K include forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended.

This report includes “forward-looking statements” within the meaning of Section 21E of the Exchange Act. Those statements include statements regarding the intent, belief or current expectations of the Company and its subsidiaries and our management team. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include but are not limited to those risks and uncertainties set forth in Part II, Item 1A – Risk Factors of this Quarterly Report and in Part I, Item 1A – Risk Factors of our Annual Report on Form 10-K. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Further, these forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward-looking statements and we disclaim any intent to update forward-looking statements after the date of this report to reflect subsequent developments. Accordingly, you should also carefully consider the factors set forth in other reports or documents that we file from time to time with the SEC.

Overview

Recent Developments

December 2020 Announcement of Positive Preclinical Data

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

March 2020 Announcement of Positive Preclinical Data

On March 31, 2020, we announced positive preclinical data from our pharmacokinetics studies in non-human primates (“NHPs”) and in vitro pharmacodynamics data in patient-derived cell lines. Our pharmacokinetics studies in NHPs demonstrated, among other things: rapid uptake of our PATrOL™-enabled compound out of the body’s circulation after systemic intravenous administration, with a half-life in circulation of approximately 1.5 hours; penetration by our PATrOL™-enabled compound in every organ system studied, including the central nervous system and skeletal muscle; and retention of therapeutically relevant doses for greater than one week after single-dose injection.

Our pharmacodynamics studies in patient-derived cell lines demonstrated, among other things: activity in engaging target disease-causing transcripts and knocking-down resultant malfunctioning mutant HTT protein levels preferentially over normal HTT protein knock-down; and dose-limiting toxicities were not observed relative to a control either at or above the doses demonstrating activity in human cells in vitro.

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

Description of the Company

We are a biotechnology company accelerating the genetic revolution using a new class of synthetic medicines. Our modular peptide-nucleic acid antisense oligo (“PATrOL™”) platform which outputs “anti-gene” candidate therapies is designed to combine the specificity of genetic sequence-based target recognition with a modularity that enables use of various in vivo delivery technologies to enable broad and also selective tissue distribution capabilities. Given that every human disease may have a genetic component, we believe that our differentiated platform technology has the potential for broad impact by increasing, decreasing or changing gene function at either the DNA or RNA levels to resolve the progression to disease, as appropriate in a particular indication. We plan to use our platform to address diseases driven by a genetic abnormality and we are initially focused on Huntington’s disease (“HD”) and myotonic dystrophy type 1 (“DM1”).

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

We are currently focused on therapeutic areas in which we believe our drugs will provide the greatest benefit with a significant market opportunity. We intend to utilize our technology to build out a pipeline of custom designed therapeutics for additional high-value disease targets. We are developing several preclinical programs using our PATrOL™ platform, including the NT0100 program, targeted at Huntington’s disease (“HD”), a repeat expansion disorder, and the NT0200 program, targeted at myotonic dystrophy, type 1 (“DM1”). Preclinical studies are being conducted to evaluate the PATrOL™ platform technology and program candidates in the areas of pharmacokinetics, pharmacodynamics and tolerability, and we reported results from certain of those studies in the first calendar quarter of 2020 and have extended upon certain of those studies in the fourth calendar quarter of 2020 which illustrated that our anti-gene technology can be administered to human patient-derived cell lines and systemically (via intravenous (IV) administration) into animals with DM1 (a genetically modified model accepted as the most representative of the human disease) and can resolve the causal genetic defect. We expect to present additional results from ongoing preclinical studies evaluating the PATrOLTM platform and pipeline indications in the first half of calendar 2021, begin IND enabling studies in one or more of our programs in calendar year 2021 and begin a clinical trial in one or more of our programs in calendar 2022. See “recent developments” above for additional detailed results from certain of our preclinical studies. In addition, the emerging pipeline of other assets that target primary and secondary RNA structure and genomic DNA allows a unique market advantage across a variety of rare diseases and oncology targets.

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

One especially important advantage of the PATrOL™ platform that makes it promising for the treatment of repeat expansion disorders like HD is the ability of our small anti-genes to potentially target the RNA hairpin. As the number of repeats increases, the PATrOL™ anti-genes bind more tightly to each other and the mutant RNA. This allows our therapies to potentially inactivate mutant HTT mRNA before it can be translated into harmful protein via selective binding to the expanded CAG repeats while leaving the normal HTT mRNA largely unbound to drug and producing functional protein. Achieving mutant allele selectivity would be a key advantage for any RNA-based approach aiming to treat HD. In March of 2020, we illustrated the ability of our anti-gene technology to enrich for translational inhibition and resultant mutant protein in human patient-derived cell lines versus wild-type HTT alleles. We illustrated that our anti-genes can inhibit ribosomal elongation via a high-affinity binding. The PATrOL™-enabled NT0100 program is currently in preclinical development for the treatment of HD.

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

Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 and there have been no material changes to such policies or estimates during the three months ended December 31, 2020.

Recent Accounting Pronouncements

Please refer to Note 2, Significant Accounting Policies—Recent Accounting Pronouncements, in Item 1, Financial Statements, for a discussion of recent accounting pronouncements.

Results of Operations

Results of operations for the quarter ended December 31, 2020 reflect the following changes from the quarter ended December 31, 2019:

	Three Months ended December 31,
	2020	2019	Change
OPERATING EXPENSES
General and administrative	$2,641,470	$2,554,680	$86,790
Research and development	2,019,924	1,227,686	792,238
TOTAL OPERATING EXPENSES	4,661,394	3,782,366	879,028
LOSS FROM OPERATIONS	(4,661,394)	(3,782,366)	(879,028)
OTHER INCOME (EXPENSE)
Interest expense	(9,737)	(1,311)	(8,426)
Change in fair value of warrant liabilities	630,112	(694,134)	1,324,246
Loss on disposal of fixed asset	-	(3,230)	3,230
Equity in losses on equity method investment	(25,412)	(24,509)	(903)
Total other expenses, net	594,963	(723,184)	1,318,147
NET LOSS	$(4,066,431)	$(4,505,550)	$439,119

Until we are able to generate revenue from product sales, our management expects to continue to incur net losses.

General and Administrative Expenses

General and administrative expenses consist primarily of legal and professional fees, wages and stock-based compensation. General and administrative expenses increased by $0.09 million for the quarter ended December 31, 2020, as compared to the quarter ended December 31, 2019, primarily due to an increase in employee head count, taxes, and legal fees, partially offset by a decrease in stock-based compensation and accounting expenses.

Research and Development Expenses

Research and development expenses consist primarily of professional fees, research, development, and manufacturing expenses, and wages and stock-based compensation. Research and development expenses increased by $0.8 million for the quarter ended December 31, 2020, as compared to the quarter ended December 31, 2019, primarily due to an increase in manufacturing expenses, employee head count and the ramp up of research and development activities; partially offset by a decrease in professional fees.

Interest Expense

Interest expense consists primarily of interest on notes payable. Interest expense increased by $0.01 million for the quarter ended December 31, 2020, as compared to the quarter ended December 31, 2019.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities reflects the changes in the fair value of outstanding warrants which is primarily driven by changes in our stock price. The company recognized a gain of $0.6 million from the change in fair value of warrant liabilities for the quarter ended December 31, 2020, as compared to a loss of $0.7 million for the quarter ended December 31, 2019.

Equity in Losses on Equity Method Investment

The Company accounts for its investment in DepYmed common shares using the equity method of accounting and records its proportionate share of DepYmed’s net income and losses. Equity in losses was $0.03 million for the quarter ended December 31, 2020, as compared to $0.02 million for the quarter ended December 31, 2019.

Liquidity, Capital Resources and Financial Condition

We have no revenues from product sales and have incurred operating losses since inception. As of December 31, 2020, we had an accumulated deficit of $47.6 million. The Company has historically funded its operations through the sale of common stock and the issuance of convertible notes and warrants. We expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As a result, we will likely need to raise additional capital through one or more of the following: the issuance of additional debt or equity or the completion of a licensing transaction for one or more of the Company’s pipeline assets.

Net working capital decreased from September 30, 2020 to December 31, 2020 by $3.1 million (to $26.6 million from $29.7 million). Our quarterly cash burn has increased significantly compared to prior periods due to increased research and development activities. We anticipate that our cash needs will likely continue to increase relative to prior periods as we increase our research and development activities, and believe that our current cash balance will provide sufficient capital to continue operations into the first calendar quarter of 2022.

At present, we have no bank line of credit or other fixed source of capital reserves. Should we need additional capital in the future, we will be primarily reliant upon a private or public placement of our equity or debt securities, or a strategic transaction, for which there can be no warranty or assurance that we may be successful in such efforts. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. This could affect future development and business activities and potential future clinical studies and/or other future ventures. Failure to obtain additional equity or debt financing will have a material, adverse impact on the Company’s business operations. There can be no assurance that we will be able to obtain the needed financing to achieve its goals on acceptable terms or at all. Accordingly, there are material risks and uncertainties that raise substantial doubt about the Company’s ability to continue as a going concern.

Cash Flow Summary

The following table summarizes selected items in our unaudited condensed consolidated statements of cash flows:

	Three Months ended December 31,
	2020	2019
Net cash used in operating activities	$(3,780,861)	$(2,441,486)
Net cash used in investing activities	(208,541)	(68,400)
Net cash used in financing activities	(26,111)	(73,426)
Net decrease in cash and cash equivalents	$(4,015,513)	$(2,583,312)

Operating Activities

Net cash used in operating activities was approximately $3.8 million for the quarter ended December 31, 2020, as compared to approximately $2.4 million for the quarter ended December 31, 2019. Net cash used in operating activities in the quarter ended December 31, 2020 was primarily the result of our net loss, the change in the fair value of warrant liabilities, and decreases in accounts payable, offset by our stock-based compensation expense. Net cash used in operating activities in the quarter ended December 31, 2019 was primarily the result of our net loss, offset by our stock-based compensation expense and the change in fair value of warrant liabilities.

Investing Activities

Net cash used in investing activities was approximately $0.2 million for the quarter ended December 31, 2020, as compared to $0.07 million for the quarter ended December 31, 2019. Net cash used in investing activities for both periods was primarily the result of purchases of laboratory equipment.

Financing Activities

Net cash used in financing activities was approximately $0.03 million for the quarter ended December 31, 2020, as compared to $0.07 million for the quarter ended December 31, 2019. Net cash used in financing activities for the quarter ended December 31, 2020 reflects the principal payments of financed insurance, net of proceeds from the exercise of stock options. Net cash used in financing activities for the quarter ended December 31, 2019 reflects the principal payments of financed insurance.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarterly period ended December 31, 2020.

PART II.

ITEM 1. LEGAL PROCEEDINGS

We have become involved in certain legal proceedings and claims which arise in the normal course of business. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our results of operations, prospects, cash flows, financial position and brand.

On February 14, 2018, plaintiff Jeevesh Khanna, commenced an action in the Southern District of New York, against Ohr and several current and former officers and directors, alleging that they violated federal securities laws between June 24, 2014 and January 4, 2018. On August 7, 2018, the lead plaintiffs, now George Lehman and Insured Benefit Plans, Inc., filed an amended complaint, stating the class period to be April 8, 2014 through January 4, 2018. The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, they seek to maintain the action as a class action and to recover damages on behalf of themselves and other persons who purchased or otherwise acquired Ohr common stock during the putative class period and purportedly suffered financial harm as a result. We and the individuals dispute these claims and intend to defend the matter vigorously. On September 17, 2018, Ohr filed a motion to dismiss the complaint. On September 20, 2019, the district court entered an order granting the defendants’ motion to dismiss. On October 23, 2019, the plaintiffs filed a notice of appeal of that order dismissing the action and other related orders by the district court. After full briefing and oral argument, on October 9, 2020, the U.S. Court of Appeals for the Second Circuit issued a summary order affirming the district court’s order granting the motion to dismiss and remanding the action to the district court to make a determination on the record related to plaintiffs’ request for leave to file an amended complaint. On October 16, 2020, the district court requested the parties’ positions as to how they proposed to proceed in light of the Second Circuit’s decision. After letter briefing on this issue and plaintiffs’ alternative request for leave to file a second amended complaint, on November 16, 2020, the district court denied plaintiffs’ request to amend and dismissed with prejudice plaintiffs’ claims. On December 16, 2020, plaintiffs filed a notice of appeal of that order denying plaintiffs leave to amend, and on January 13, 2021, the Second Circuit entered a schedule for plaintiffs-appellants’ opening brief to be filed by March 31, 2021. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm the Company’s business and the value of the Company’s common stock.

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

ITEM 1A. RISK FACTORS

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business, prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, in addition to other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the caption “Risk Factors” that appear in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2020, filed with the U.S. Securities and Exchange Commission (“SEC”) on December 23, 2020. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations. Other than as disclosed below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2020.

Management has determined that there are factors that raise substantial doubt about our ability to continue as a going concern.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern. We have had no revenues from product sales and have incurred operating losses since inception. As of December 31, 2020, we had $28.0 million in cash and cash equivalents and during the three months ended December 31, 2020, incurred a loss from operations of $4.7 million and used $3.8 million of cash in operating activities. Our existing balance of cash and cash equivalents may not be sufficient to enable us to fund our operations for at least the next 12 months from the date that this Quarterly Report is filed with the SEC. These factors raise substantial doubt about our ability to continue as a going concern, within one year from the issuance date of this filing. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash, including as a result of Covid-19 and its impacts. If we raise additional funds through the issuance of equity or convertible debt securities in the future, the percentage ownership of our current stockholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit
2.1+	Agreement and Plan of Merger and Reorganization, dated as of January 2, 2019, by and among Ohr Pharmaceutical, Inc., Ohr Acquisition Corp. and NeuBase Therapeutics, Inc.	8-K	001-35963	1/3/2019	2.1

2.2	First Amendment to the Agreement and Plan of Merger and Reorganization, dated as of June 27, 2019, by and among Ohr Pharmaceutical, Inc., Ohr Acquisition Corp. and NeuBase Therapeutics, Inc.	8-K	001-35963	7/3/2019	2.1

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-35963	7/12/2019	3.1

3.2	Amended and Restated Bylaws of the Company.	8-K	001-35963	9/23/2019	3.1

4.1	Form of Consulting Warrants.	10-Q	001-35963	8/15/2011	10.21

4.2	Form of Series A Warrant issued to investors pursuant to the Securities Purchase Agreement, dated December 7, 2016, by and among Ohr Pharmaceutical, Inc. and the purchasers listed therein.	8-K	001-35963	12/8/2016	4.1

4.3	Form of Warrant issued to investors pursuant to the Securities Purchase Agreement, dated as of April 5, 2017, by and among Ohr Pharmaceutical, Inc. and the purchasers listed therein.	8-K	001-35963	4/6/2017	4.1

4.4	Form of Common Stock Certificate.	S-8	333-233346	8/16/2019	4.17

10.1+	Lease Agreement, dated as of October 2, 2020, by and between NeuBase Therapeutics, Inc. and 350 Technology Drive Partners, LLC.	10-K	001-35963	12/23/2020	10.30

10.2*	First Amendment to Lease Agreement, dated December 28, 2020

10.3#	Offer Letter of Employment, dated November 30, 2020, by and between NeuBase Therapeutics, Inc. and Curt Bradshaw	8-K	001-35963	12/2/2020	10.1

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Management compensatory plan or arrangement.
+	All schedules and exhibits to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NeuBase Therapeutics, Inc.

Date: February 11, 2021	/s/ Sam Backenroth
Sam Backenroth
Chief Financial Officer
(Principal Financial and Accounting Officer)