Form 10-Q
period 2021-03-31
NeuBase Therapeutics, Inc.
filed 2021-05-14
CIK 1173281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____.

Commission File Number 333-88480

NEUBASE THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-5622433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Technology Drive, Pittsburgh, PA 15219
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

As of May 12, 2021, 32,716,827 shares of the common stock, par value $0.0001, of the registrant were outstanding.

-i-

PART I.

ITEM 1. FINANCIAL STATEMENTS

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	September 30,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,246,752	$31,992,283
Prepaid insurance	256,985	521,617
Other prepaid expenses and current assets	436,394	294,640
Total current assets	24,940,131	32,808,540

EQUIPMENT, net	1,652,510	1,166,934

OTHER ASSETS
Investment	578,742	323,557
Long-term prepaid insurance	48,416	145,250
Security deposit	253,565	-
Total other assets	880,723	468,807

TOTAL ASSETS	$27,473,364	$34,444,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,175,792	$1,505,042
Accrued expenses and other current liabilities	1,130,343	555,883
Warrant liabilities	229,442	950,151
Insurance note payable	-	138,557
Total liabilities	3,535,577	3,149,633

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2021 and September 30, 2020	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 23,180,024 and 23,154,084 shares issued and outstanding as of March 31, 2021 and September 30, 2020, respectively	2,317	2,315
Additional paid-in capital	77,082,072	74,850,935
Accumulated deficit	(53,146,602)	(43,558,602)
Total stockholders’ equity	23,937,787	31,294,648

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,473,364	$34,444,281

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months ended March 31,		Six Months ended March 31,
	2021	2020	2021	2020
OPERATING EXPENSES
General and administrative	$2,721,640	$2,739,021	$5,363,110	$5,293,701
Research and development	3,174,129	1,616,009	5,194,053	2,843,695
TOTAL OPERATING EXPENSES	5,895,769	4,355,030	10,557,163	8,137,396

LOSS FROM OPERATIONS	(5,895,769)	(4,355,030)	(10,557,163)	(8,137,396)

OTHER INCOME (EXPENSE)
Interest expense	(6,460)	(342)	(16,197)	(1,653)
Interest income	9,466	-	9,466	-
Change in fair value of warrant liabilities	90,597	69,944	720,709	(624,190)
Equity in losses on equity method investment	(36,127)	(92,842)	(61,539)	(117,351)
Other income (expense)	316,724	-	316,724	(3,230)
Total other income (expense), net	374,200	(23,240)	969,163	(746,424)

NET LOSS	$(5,521,569)	$(4,378,270)	$(9,588,000)	$(8,883,820)

BASIC AND DILUTED LOSS PER SHARE	$(0.24)	$(0.26)	$(0.41)	$(0.52)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	23,179,646	17,075,875	23,176,877	17,073,765

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended March 31, 2021 and 2020

(Unaudited)

	Common Stock		Additional		Total
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance as of December 31, 2020	23,177,591	$2,317	$76,139,964	$(47,625,033)	$28,517,248
Stock-based compensation expense	-	-	942,108	-	942,108
Issuance of restricted stock for services	2,433	-	-	-	-
Net loss	-	-	-	(5,521,569)	(5,521,569)
Balance as of March 31, 2021	23,180,024	$2,317	$77,082,072	$(53,146,602)	$23,937,787

	Common Stock		Additional		Total
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance as of September 30, 2020	23,154,084	$2,315	$74,850,935	$(43,558,602)	$31,294,648
Stock-based compensation expense	-	-	2,118,693	-	2,118,693
Issuance of restricted stock for services	4,364	-	-	-	-
Exercise of stock options	21,576	2	112,444	-	112,446
Net loss	-	-	-	(9,588,000)	(9,588,000)
Balance as of March 31, 2021	23,180,024	$2,317	$77,082,072	$(53,146,602)	$23,937,787

	Common Stock		Additional		Total
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance as of December 31, 2019	17,077,873	$1,708	$37,705,984	$(30,679,632)	$7,028,060
Stock-based compensation expense	-	-	1,339,410	-	1,339,410
Issuance of restricted stock for services	2,752	-	-	-	-
Net loss	-	-	-	(4,378,270)	(4,378,270)
Balance as of March 31, 2020	17,080,625	$1,708	$39,045,394	$(35,057,902)	$3,989,200

	Common Stock		Additional		Total
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance as of September 30, 2019	17,077,873	$1,708	$36,201,758	$(26,174,082)	$10,029,384
Stock-based compensation expense	-	-	2,843,636	-	2,843,636
Issuance of restricted stock for services	2,752	-	-	-	-
Net loss	-	-	-	(8,883,820)	(8,883,820)
Balance as of March 31, 2020	17,080,625	$1,708	$39,045,394	$(35,057,902)	$3,989,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(9,588,000)	$(8,883,820)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	2,118,693	2,843,636
Change in fair value of warrant liabilities	(720,709)	624,190
Depreciation and amortization	151,418	199,500
Loss on marketable security	15,006	-
Loss on disposal of fixed asset	-	3,230
Equity in losses on equity method investment	61,539	117,351
Gain on sale of intellectual property	(316,724)	-
Changes in operating assets and liabilities
Prepaid insurance, other prepaid expenses and current assets	122,878	214,698
Long-term prepaid insurance	96,834	96,833
Security deposit	(253,565)	-
Accounts payable	436,646	186,911
Accrued expenses and other current liabilities	574,460	340,288
Net cash used in operating activities	(7,301,524)	(4,257,183)
Cash flows from investing activities
Purchase of laboratory and office equipment	(402,890)	(161,916)
Purchase of marketable securities	(29,996,904)	-
Sale of marketable securities	29,981,898	-
Net cash used in investing activities	(417,896)	(161,916)
Cash flows from financing activities
Principal payment of financed insurance	(138,557)	(122,919)
Proceeds from exercise of stock options	112,446	-
Net cash used in financing activities	(26,111)	(122,919)
Net decrease in cash and cash equivalents	(7,745,531)	(4,542,018)
Cash and cash equivalents, beginning of period	31,992,283	10,313,966
Cash and cash equivalents, end of period	$24,246,752	$5,771,948

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,400	$1,668

Non-cash investing and financing activities:
Deferred offering costs, accrued but not yet paid	$-	$196,724
Purchases of laboratory and office equipment in accounts payable	$234,104	$-
Preferred shares in DepYmed received as consideration for sale of intellectual property	$316,724	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Description of Business

NeuBase Therapeutics, Inc. and subsidiaries (the “Company” or “NeuBase”) is developing a modular peptide-nucleic acid (“PNA”) antisense oligo (“PATrOL™”) platform to address genetic diseases, with a single, cohesive approach. The PATrOL™-enabled anti-gene therapies are designed to improve upon current genetic medicine strategies by combining the advantages of synthetic approaches with the precision of antisense technologies. NeuBase plans to use its platform to address diseases which have a genetic source, with an initial focus on Myotonic Dystrophy Type 1 (“DM1”) and Huntington’s Disease (“HD”), as well as other genetic disorders and cancer.

NeuBase is a pre-clinical-stage biopharmaceutical company and continues to develop its clinical and regulatory strategy with its internal research and development team with a view toward prioritizing market introduction as quickly as possible. NeuBase’s lead programs are NT0100 and NT0200.

The NT0100 program is a PATrOL™-enabled therapeutic program being developed to target the mutant expansion in the HD messenger ribonucleic acid (“mRNA”). The NT0100 program includes proprietary PNAs which have the potential to be highly selective for the mutant transcript vs. the wild-type transcribed allele and the expectation to be applicable for all HD patients as it directly targets the expansion itself, and has the potential to be delivered systemically. PATrOL™-enabled drugs also have the unique ability to open RNA secondary structures and bind to either the primary nucleotide sequences or the secondary and/or tertiary structures. NeuBase believes the NT0100 program addresses an unmet need for a disease which currently has no effective therapeutics that target the core etiology of the condition. NeuBase believes there is a large opportunity in the U.S. and European markets for drugs in this space.

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended September 30, 2020 included in the Company’s Annual Report on Form 10-K (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on December 23, 2020. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated during the consolidation process. The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state the Company’s financial position, results of operations and cash flows. The unaudited condensed consolidated financial statements for the interim periods are not necessarily indicative of results for the full year. The preparation of these unaudited condensed consolidated financial statements requires the Company to make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes. The Company’s actual results may differ from these estimates under different assumptions or conditions.

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

The Company assesses and updates estimates each period to reflect current information, such as the economic considerations related to the impact that the novel coronavirus disease (“COVID-19”) could have on its significant accounting estimates (see Part II, Item 1A – Risk Factors—“Our operations may be adversely affected by the coronavirus outbreak, and we face risks that could impact our business” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 for further discussion of the effect of the COVID-19 pandemic on the Company’s operations). Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

NeuBase Therapeutics, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Marketable Securities

Marketable securities are classified as trading and are carried at fair value. The Company’s marketable securities consist of corporate bonds and highly liquid mutual funds and exchange-traded & closed-end funds which are valued at quoted market prices. The Company had no marketable securities as of March 31, 2021 and September 30, 2020.

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

The following potentially dilutive securities outstanding as of March 31, 2021 and 2020 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	As of March 31,
	2021	2020
Common stock purchase options	6,552,884	6,506,966
Unvested restricted stock	-	3,125
Common stock purchase warrants	820,939	715,939
	7,373,823	7,226,030

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

NeuBase Therapeutics, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. Liquidity

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

4. Other Prepaid Expenses and Other Current Assets

The Company’s prepaid expenses and other current assets consisted of the following:

	As of March 31,	As of September 30,
	2021	2020
Prepaid research and development expense	$29,422	$205,641
Prepaid rent	301,481	-
Other prepaid expenses and other current assets	105,491	88,999
Total	$436,394	$294,640

5. Equipment

The Company’s equipment consisted of the following:

	As of March 31,	As of September 30,
	2021	2020
Laboratory equipment	$1,825,393	$1,319,123
Office equipment	137,201	6,477
Total	1,962,594	1,325,600
Accumulated depreciation	(310,084)	(158,666)
Property, plant and equipment, net	$1,652,510	$1,166,934

Depreciation expense for the three months ended March 31, 2021 and 2020 was approximately $0.08 million and $0.03 million, respectively. Depreciation expense for the six months ended March 31, 2021 and 2020 was approximately $0.15 million and $0.05 million, respectively.

NeuBase Therapeutics, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Investment

The Company owns common and preferred shares of DepYmed, Inc. (“DepYmed”), which in aggregate represents approximately 13% ownership of DepYmed. In addition, the Company is entitled to hold one of the six seats on DepYmed’s board of directors.

In February 2021, the Company sold certain intellectual property to DepYmed in exchange for shares of Series A-4 preferred stock. The Company recognized a gain of $0.3 million related to the sale, which was recorded in Other income (expense) on the Company’s unaudited condensed consolidated statement of operations for the three and six months ended March 31, 2021.

The Company accounts for its investment in DepYmed common shares using the equity method of accounting and records its proportionate share of DepYmed’s net income and losses in the accompanying unaudited condensed consolidated statements of operations. Equity in losses for the three months ended March 31, 2021 and 2020 were approximately $0.04 million and $0.1 million, respectively. Equity in losses for the six months ended March 31, 2021 and 2020 were approximately $0.06 million and $0.1 million, respectively.

The Company accounts for its investment in preferred shares of DepYmed at cost, less any impairment, as the Company determined the preferred stock did not have a readily determinable fair value.

As of March 31, 2021 and September 30, 2020, the carrying amount of the Company’s aggregate investment in DepYmed was $0.6 million and $0.3 million, respectively.

7. Accrued Expenses and Other Current Liabilities

The Company’s accrued expenses and other current liabilities consisted of the following:

	As of March 31,	As of September 30,
	2021	2020
Accrued compensation and benefits	$153,688	$88,527
Accrued consulting settlement	250,000	-
Accrued professional fees	167,829	241,755
Accrued research and development	217,701	41,313
Accrued franchise tax	79,088	155,865
Accrued patent expenses	258,331	24,716
Other accrued expenses	3,706	3,707
Total	$1,130,343	$555,883

8. Fair Value

The following tables present the Company’s fair value hierarchy for its warrant liabilities measured at fair value on a recurring basis at March 31, 2021 and September 30, 2020:

	Fair Value Measurements as of March 31, 2021
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities
Warrant liabilities	$-	-	229,442	$229,442

	Fair Value Measurements as of September 30, 2020
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities
Warrant liabilities	$-	-	950,151	$950,151

NeuBase Therapeutics, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The fair value of the warrant liabilities were determined using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the warrant liabilities:

	As of March 31,
	2021	2020
Remaining contractual term (years)	0.7 - 1.0	1.7 - 2.0
Common stock price volatility	69.5% - 71.4%	89.6% - 92.5%*
Risk-free interest rate	0.07%	0.23%
Expected dividend yield	-	-

*	The Company was historically a private company and lacked company-specific historical and implied volatility information, therefore the Company estimated its expected stock volatility based on the historical volatility of a set of publicly traded peer companies.

During the three and six months ended March 31, 2021, the Company utilized its historical volatility in the valuation of warrant liabilities as it had sufficient trading history.

The change in fair value of the warrant liabilities for the three and six months ended March 31, 2021 and 2020 is as follows:

Fair value as of September 30, 2020	$950,151
Change in fair value	(630,112)
Fair value as of December 31, 2020	320,039
Change in fair value	(90,597)
Fair value as of March 31, 2021	$229,442

Fair value as of September 30, 2019	$496,343
Change in fair value	694,134
Fair value as of December 31, 2019	1,190,477
Change in fair value	(69,944)
Fair value as of March 31, 2020	$1,120,533

As of March 31, 2021 and September 30, 2020, the carrying value of cash and cash equivalents, accounts payable and the insurance note payable approximate fair value due to the short-term nature of these instruments.

9. Stockholders’ Equity

Warrants

Below is a summary of the Company’s issued and outstanding warrants as of March 31, 2021:

Expiration date	Exercise Price	Warrants Outstanding
December 13, 2021	$55.00	20,627
April 10, 2022	20.00	695,312
July 6, 2023	8.73	105,000
		820,939

NeuBase Therapeutics, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of September 30, 2020	820,939	$19.44
Outstanding as of March 31, 2021	820,939	19.44	1.2
Exercisable as of March 31, 2021	820,939	19.44	1.2

10. Stock-Based Compensation

As of March 31, 2021, an aggregate of 4,709,277 shares of common stock were authorized under the Company’s 2019 Stock Incentive Plan (the “2019 Plan”), subject to an “evergreen” provision that will automatically increase the maximum number of shares of common stock that may be issued under the term of the 2019 Plan. As of March 31, 2021, 1,294,956 common shares were available for future grants under the 2019 Plan. As of March 31, 2021, 291,667 shares of common stock were authorized under the Company’s 2016 Consolidated Stock Incentive Plan (the “2016 Plan”) and 147,041 common shares were available for future grants under the 2016 Plan.

The Company recorded stock-based compensation expense in the following expense categories of its unaudited condensed consolidated statements of operations for the three and six months ended March 31, 2021 and 2020:

	Three Months ended March 31,		Six Months ended March 31,
	2021	2020	2021	2020
General and administrative	$448,880	$954,241	$1,291,159	$2,067,352
Research and development	493,228	385,169	827,534	776,284
Total	$942,108	$1,339,410	$2,118,693	$2,843,636

Stock Options

Below is a table summarizing the options issued and outstanding as of and for the six months ended March 31, 2021:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Aggregate Intrinsic Value
Outstanding at September 30, 2020	6,190,790	$2.76
Granted	534,340	7.59
Exercised	(21,576)	5.21
Forfeited	(150,670)	5.68
Outstanding at March 31, 2021	6,552,884	3.08	8.1	$29,219,357
Exercisable as of March 31, 2021	4,575,375	1.65	7.7	$26,884,291

NeuBase Therapeutics, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of March 31, 2021, unrecognized compensation costs associated with the stock options of $4.8 million will be recognized over an estimated weighted-average amortization period of 1.3 years.

The weighted average grant date fair value of options granted during the six months ended March 31, 2021 and 2020 was $5.32 and $4.78, respectively.

Key assumptions used to estimate the fair value of the stock options granted during the six months ended March 31, 2021 and 2020 included:

	Six Months ended March 31,
	2021	2020
Expected term of options (years)	5.5 - 7.0	7.0
Expected common stock price volatility	83% - 83.3%	78% - 83.5%
Risk-free interest rate	0.6% - 1.3%	0.9% - 1.8%
Expected dividend yield	-	-

During the six months ended March 31, 2021, the Company granted a stock option to purchase 225,000 shares to a consultant in recognition of future service to the Company as an employee. The exercisability and vesting of the stock options are subject to the consultant’s effective date of employment with the Company, which has not yet occurred as of March 31, 2021, and as a result, the grant-date of such option has not occurred under GAAP. Therefore, the number and fair value of the shares subject to this option are not reflected in the table summarizing the options issued and outstanding as of and for the six months ended March 31, 2021 and did not have an impact on unrecognized compensation costs or the estimated weighted-average amortization period above as of March 31, 2021.

Restricted Stock

A summary of the changes in the unvested restricted stock during the six months ended March 31, 2021 is as follows:

	Unvested Restricted Stock	Weighted Average Grant Date Fair Value Price
Unvested as of September 30, 2020	-	$-
Granted	4,364	9.17
Vested	(4,364)	9.17
Unvested as of March 31, 2021	-	-

11. Commitments and Contingencies

Operating Leases

In October 2020, the Company entered into a ten-year lease agreement with annual escalating rental payments for approximately 14,189 square feet of office and laboratory space in Pittsburgh, Pennsylvania. The first and second amendments to the lease agreement were executed in December 2020 and April 2021, respectively (collectively with the lease agreement, referred to herein as the “Lease”). The leased premises will serve as the Company’s headquarters upon the commencement of the lease. The initial term of the Lease commenced on May 1, 2021. On such date, the Company is obligated to begin making rental payments, provided that the Company may be entitled to a rental credit for certain periods based on the date the Landlord delivers possession of the office space and biology lab within the leased premises to the Company and the date the landlord substantially completes tenant improvements. The initial term of the Lease will extend approximately ten years from delivery of the leased premises to the Company, unless earlier terminated in accordance with the lease. The Company has the right to extend the term of the Lease for an additional five-year term. The Company will pay an escalating base rent over the life of the Lease of approximately $71,000 to $78,000 per month, and the Company will pay its pro rata portion of property expenses and operating expenses for the property. The Company will measure and recognize the right-of-use (“ROU”) asset and operating lease liability upon lease commencement. During the six months ended March 31, 2021, the Company prepaid rent of $0.3 million and paid a security deposit of $0.3 million for this Lease.

NeuBase Therapeutics, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company currently leases its existing office and operating space under operating leases with original terms of less than 12 months and which expire at various dates through November 2021; therefore, the Company’s operating leases are not recognized as ROU assets on the unaudited condensed consolidated balance sheet as of March 31, 2021.

Rent expense under the Company’s operating leases totaled approximately $0.03 million and $0.02 million for the three months ended March 31, 2021 and 2020, respectively. Rent expense under the Company’s operating leases totaled approximately $0.06 million and $0.04 million for the six months ended March 31, 2021 and 2020, respectively.

The Company continues to operate under its current operating lease in Pittsburgh on a month-to-month basis and will continue to operate under the lease until the Company completes the move into its new headquarters and laboratory space, which is expected to occur in June 2021. All terms and conditions remain the same from the current lease.

In November 2020, the Company extended the term of its rental of office space in New York until November 2021.

Litigation

The Company has become involved in certain legal proceedings and claims which arise in the normal course of business. The Company believes that an adverse outcome is unlikely, and it cannot reasonably estimate the potential loss at this point. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s results of operations, prospects, cash flows, financial position and brand.

On February 14, 2018, plaintiff Jeevesh Khanna, commenced an action in the Southern District of New York, against Ohr Pharmaceutical, Inc. (“Ohr”) (which was the name of the Company prior to the completion of the merger with NeuBase Therapeutics, Inc., a Delaware corporation (“Legacy NeuBase”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization entered into on January 2, 2019, as amended, pursuant to which (i) Ohr Acquisition Corp., a subsidiary of Ohr, merged with and into Legacy NeuBase, with Legacy NeuBase (renamed as “NeuBase Corporation”) continuing as a wholly-owned subsidiary of Ohr and the surviving corporation of the merger and (ii) Ohr was renamed as “NeuBase Therapeutics, Inc.” (the “Merger”)) and several current and former officers and directors, alleging that they violated federal securities laws between June 24, 2014 and January 4, 2018. On August 7, 2018, the lead plaintiffs, now George Lehman and Insured Benefit Plans, Inc., filed an amended complaint, stating the class period to be April 8, 2014 through January 4, 2018. The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, they seek to maintain the action as a class action and to recover damages on behalf of themselves and other persons who purchased or otherwise acquired Ohr common stock during the putative class period and purportedly suffered financial harm as a result. We and the individuals dispute these claims and intend to defend the matter vigorously. On September 17, 2018, Ohr filed a motion to dismiss the complaint. On September 20, 2019, the district court entered an order granting the defendants’ motion to dismiss. On October 23, 2019, the plaintiffs filed a notice of appeal of that order dismissing the action and other related orders by the district court. After full briefing and oral argument, on October 9, 2020, the U.S. Court of Appeals for the Second Circuit issued a summary order affirming the district court’s order granting the motion to dismiss and remanding the action to the district court to make a determination on the record related to plaintiffs’ request for leave to file an amended complaint. On October 16, 2020, the district court requested the parties’ positions as to how they proposed to proceed in light of the Second Circuit’s decision. After letter briefing on this issue and plaintiffs’ alternative request for leave to file a second amended complaint, on November 16, 2020, the district court denied plaintiffs’ request to amend and dismissed with prejudice plaintiffs’ claims. On December 16, 2020, plaintiffs filed a notice of appeal of that order denying plaintiffs leave to amend. Briefing on the appeal is currently due in the first half of 2021. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm the Company’s business and the value of the Company’s common stock.

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

12. Subsequent Events

Common Stock Offering

On April 26, 2021, the Company closed an underwritten public offering of 9,200,000 shares of its common stock (inclusive of 1,200,000 shares that were sold pursuant to the underwriters’ full exercise of their option to purchase additional shares of the Company’s common stock), at a price to the public of $5.00 per share. The Company received net proceeds from the offering of approximately $42.6 million, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company.

Asset Purchase Agreement

On January 27, 2021, the Company entered into an Asset Purchase Agreement by and among the Company, NeuBase Corporation, its wholly owned subsidiary, and Vera Therapeutics, Inc. (“Vera”) as amended by the Amendment to Asset Purchase Agreement, dated as of April 20, 2021, by and between the Company and Vera (collectively, the “APA”) and the transaction closed on April 26, 2021. Pursuant to the terms of the APA, the Company acquired infrastructure, materials, and intellectual property for peptide-nucleic acid (“PNA”) scaffolds from Vera for total consideration of approximately $0.8 million in cash and 308,635 shares of common stock (of which 146,375 were to be issued to Vera and 162,260 will be held in escrow and released to Vera in accordance with the terms of an escrow agreement between NeuBase Corporation and Vera).

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

Overview

Recent Developments

December 2020 Announcement of Positive Preclinical Data

On December 16, 2020, we announced additional positive preclinical data on our platform and DM1 program. In vitro data highlights in DM1 patient-derived fibroblasts include activity of an anti-gene (Compound A) that targets the CUG repeat in DM1:

•	Compound A traffics to the nucleus, engages and normalizes DMPK mRNA.

•	Compound A begins induction of rescue of mis-splicing of two key DM1 dysregulated transcripts (MBNL1 and MBNL2) within two days after initial treatment. Notably, induction of rescue continues to improve through day 9, the latest time point analyzed.

•	Compound A significantly induces broad correction of global exon inclusion levels of mis-spliced transcripts.

○	Statistically significant improvement in global splicing as measured by the human differential splice inclusion (hDSI) statistic.

○	More than 175 dysregulated human transcripts achieved statistically significant improvement in splicing, many with completely normalized exon usage.

•	DMPK protein levels remain unchanged 5 days after a single Compound A dose, supporting the hypothesized mechanism of action maintaining DMPK.

In vivo data highlights in the HSALR transgenic mouse model of DM1 that expresses high levels of mutant CUG-repeat-containing mRNA (ACTA1) in skeletal muscle:

•	A single intravenous (IV) injection of 29 mg/kg of Compound A traffics to the nucleus and engages ACTA1 mRNA within 24 hours in tibialis anterior (TA) skeletal muscle.

•	A single intravenous (IV) injection of Compound A significantly induces broad correction of global exon inclusion levels of mis-spliced transcripts in HSALR TA skeletal muscle at day 13.

•	Statistically significant improvement in global splicing as measured by the murine differential splice inclusion (mDSI) statistic.

○	More than 50 unique dysregulated murine transcripts achieved statistically significant improvement in splicing post-treatment, with many achieving complete normalization of appropriate exon usage.

•	Compound A was well tolerated after single dose administration at the dose demonstrating activity in vivo.

Description of the Company

We are a biotechnology company working towards accelerating the genetic revolution by developing a new class of synthetic medicines. Our modular peptide-nucleic acid antisense oligo (“PATrOL™”) platform which outputs “anti-gene” candidate therapies is designed to combine the specificity of genetic sequence-based target recognition with a modularity that enables use of various in vivo delivery technologies to enable broad and also selective tissue distribution capabilities. Given that every human disease may have a genetic component, we believe that our differentiated platform technology has the potential for broad impact by increasing, decreasing or changing gene function at either the DNA or RNA levels to resolve the progression to disease, as appropriate, in a particular indication. We plan to use our platform to address diseases driven by genetic variation and mutation, and we are initially focused on myotonic dystrophy type 1 (“DM1”) and Huntington’s disease (“HD”).

Globally, there are thousands of genetic diseases, most of which lack any therapeutic options. In addition, rare genetic diseases are often particularly severe, debilitating or fatal. Traditionally, therapeutic development for each rare genetic disorder has been approached with a unique strategy, which is inefficient, as there are thousands of diseases that need treatment solutions. The collective population of people with rare diseases stands to benefit profoundly from the emergence of a scalable and modular treatment development platform that allows for a more efficient discovery and delivery of drug product candidates to address these conditions cohesively.

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

The field has learned that antisense oligonucleotides (“ASOs”) can inactivate target RNAs before they can produce harmful proteins by binding them in a sequence-specific manner, which can delay disease progression or even eliminate genetic disease symptoms. ASOs designed by others to target known disease-related mutant RNA sequences have been shown to be able to degrade these transcripts and have a positive clinical impact. Similarly, applications in modifying splicing of pre-RNA in the nucleus of the cell have been developed by others to exclude damaging exons from the final mRNA product and have been approved by the Food and Drug Administration (“FDA”). We plan to extend upon these conceptual breakthroughs by utilizing our first-in-class technology which produces investigational therapies which are similar in structure to ASOs in that they are comprised of a backbone onto which are tethered nucleobases that engage a genetic sequence of interest using complementary base-pairing, but which we believe have significant benefits in certain application areas to better resolve clinical disorders.

We are developing “anti-gene” therapies. Anti-genes are similar to, but distinct from, antisense oligonucleotides (ASOs). ASOs are short single strands of nucleic acids (traditionally thought of as single-stranded DNA molecules) which bind to defective RNA targets in cells and inhibit their ability to form defective proteins. We believe we are a leader in the discovery and development of anti-gene therapies, a new class of investigational therapies derived from peptide-nucleic acids (“PNAs”). The key differentiator between ASOs and anti-genes is that the scaffold is not derived from a natural sugar-phosphate nucleic acid backbone, rather is a synthetic polyamide which is charge-neutral and characterized by high binding affinity to a nucleic acid target, high sequence specificity, high stability, and is relatively immunologically inert. These features provide potential advantages over ASOs and other genetic therapies for modulating disease-causing genes including increased unique disease target opportunities, improved target specificity and a reduction in both sequence-dependent and independent toxicities. In addition, as these anti-genes are manufactured via standard peptide synthesis methods, they efficiently leverage the advancements in the synthetic peptide industry to enable modulation of pharmacophore delivery, pharmacokinetics, sub-cellular placement and endosomal escape.

In addition to the scaffold, we have a kit of natural nucleobases, chemically modified nucleobases which add further precision to a nucleic acid target of interest, and proprietary bi-specific nucleobases (“janus” nucleobases) which can be added to the scaffold to enable more precise target engagement. These bi-specific nucleobases, in particular, have been shown to enable accessing double stranded RNA targets comprised of secondary structures such as hairpins (double stranded RNA targets which are folded upon themselves). This allows us to potentially access regions of the target transcript which may be unique in secondary structure to allow enhanced selectivity for the target (mutant) RNA as compared to the normal RNA. Enhanced selectivity for mutant RNAs as compared to normal RNAs is often important as normal RNAs are often required for effective functioning of the cell.

A third component of the modular platform is the ability to add delivery technology to the anti-gene pharmacophores so as to reach a desired cell or tissue upon in vivo administration. There is flexibility to append various delivery technologies to the pharmacophore to allow either broad tissue distribution or narrow cell and/or tissue targeting if so desired based on targets. One such technology is a chemical moiety that can be used to decorate the scaffold directly and allows the anti-genes to penetrate cell membranes and into subcellular compartments where they act as well as to distribute throughout the body when administered systemically.

Finally, in addition to the anti-gene scaffold, modified nucleobases and delivery technology, the platform toolkit also includes linker technology which, when added to both ends of the anti-genes, has been shown in early pre-clinical studies to allow cooperative binding between individual drug molecules once they are engaged with the nucleic acid target to form longer and more tightly bound drugs.

This toolkit of components forms the PATrOL™ platform and allows us to manufacture gene and transcript-specific anti-genes.

We are currently focused on therapeutic areas in which we believe our drugs will provide the greatest benefit with a significant market opportunity. We intend to utilize our technology to build a pipeline of custom designed therapeutics for additional high-value disease targets. We are developing several preclinical programs using our PATrOL™ platform, including the NT0100 program, targeted at Huntington’s disease, a repeat expansion disorder, and the NT0200 program, targeted at myotonic dystrophy, type 1, a second repeat expansion disorder. Preclinical studies are being conducted to evaluate the PATrOL™ platform technology and program candidates in the areas of pharmacokinetics, pharmacodynamics and tolerability, and we reported results from certain of those studies in the first calendar quarter of 2020 and have extended upon certain of those studies in the fourth calendar quarter of 2020 which illustrated that our anti-gene technology can be administered to human patient-derived cell lines and systemically (via intravenous (IV) administration) into animals with DM1 (a genetically modified model accepted as representative of the human disease in skeletal muscle) and can address the causal genetic defect. We expect to present additional results from ongoing preclinical studies evaluating the PATrOLTM platform and pipeline indications in June 2021. In addition, we believe that the emerging pipeline of other investigational therapies that target primary and secondary RNA structure and genomic DNA potentially allows a unique market advantage across a variety of rare diseases and oncology targets.

Overall, using our PATrOL™ platform, we believe we can create anti-gene therapies that may have distinct advantages over other chemical entities currently in the market or in development for genetic medicine applications to modulate mutant genes and improve a clinical trait or disorder. These potential advantages may differ by indication and can include, among others:

•	increased unique target opportunities, improved target specificity and a reduction in both sequence-dependent and independent toxicities by virtue of a synthetic polyamide scaffold which is charge-neutral and characterized by high binding affinity to a nucleic acid target, high sequence specificity, high stability, and is relatively immunologically inert;

•	potential long durability by nature of the relatively highly stable polyamide scaffold;

•	our anti-genes are manufactured via standard peptide synthesis methods and thus they efficiently leverage advances in the synthetic peptide industry to enable facile addition of known moieties enabling modulating pharmacophore delivery, pharmacokinetics, sub-cellular placement and endosomal escape; and

•	our anti-genes may be able to target double stranded structures in RNA, which may allow unique target opportunities that standard ASOs cannot access.

With these unique component parts and their advantages, we believe our PATrOL™ platform-enabled anti-gene therapies can potentially address a multitude of rare genetic diseases and cancer, among other indications.

We employ a rational approach to selecting disease targets, considering many scientific, technical, business and indication-specific factors before choosing each indication. We intend to build a diverse portfolio of therapies to treat a variety of health conditions, with an initial emphasis on rare genetic diseases and cancers. A key component of this strategy is continuing to improve the scientific understanding and optimization of our platform technology and programs, including how various components of our platform technology perform, and how our investigational therapies impact the biological processes of the target diseases, so that we can utilize this information to reduce risk in our future programs and indications. In addition, with our expertise in discovering and characterizing novel anti-gene investigational therapies, we believe that our scientists can optimize the properties of our PATrOL™-enabled drug candidates for use with particular targets that we determine to be of high value.

We believe the depth of our knowledge and expertise with PNAs, engineered nucleotides, genetics and genomics and therapeutic development of first-in-class modalities provides potential flexibility to determine the optimal development and commercialization strategy to maximize the near and longer-term value of our therapeutic programs.

We plan to employ distinct partnering strategies based on the specific drug candidate, therapeutic area expertise and resources potential partners may bring to a collaboration. For some drug candidates, we may choose to develop and, if approved, commercialize them ourselves or through our affiliates. For other drug candidates, we may form single or multi-asset partnerships leveraging our partners’ global expertise and resources needed to support large commercial opportunities.

We believe the breadth of the PATrOL™ platform gives us the ability to potentially address a multitude of inherited genetic diseases. The technology may allow us to target and inactivate gain-of-function and change-of-function mutations, and address targets in recessive disease and haploinsufficiencies by altering splicing to remove damaging exons/mutations or increasing expression of wild-type alleles by various means.

Modified scaffolds, optimized versions of traditional PNA scaffolds which we utilize, have demonstrated preclinical in vivo efficacy in several applications which we believe can be translated across many targets and into humans. For example, in oncology such scaffolds have reduced expression of an activated oncogene (the epidermal growth factor receptor of the EGFR gene) and have modified gene regulation by targeting microRNA to slow tumor growth. Such scaffolds have also demonstrated in vivo engagement with the double-stranded genome in studies done by others to perform in vivo single-base genome editing.

Product Pipeline

NT0100 Program - PATrOL™ Enabled Anti-Gene for Huntington’s Disease

HD is a devastating rare neurodegenerative disorder. After onset, symptoms such as uncontrolled movements, cognitive impairments and emotional disturbances worsen over time. HD is caused by toxic aggregation of mutant huntingtin protein, leading to progressive neuron loss in the striatum and cortex of the brain. The wild-type huntingtin gene (HTT) has a region in which a three-base DNA sequence, CAG, is repeated many times. When the DNA sequence CAG is repeated 26 or fewer times in this region, the resulting protein behaves normally. While the normal or wild-type function of HTT protein is largely uncharacterized, it is known to be essential for normal brain development. When the DNA sequence CAG is repeated 40 times or more in this region, the resulting protein becomes toxic and causes HD. Every person has two copies, or alleles, of the HTT gene. Only one of the alleles (the “mutant” allele) needs to bear at least 40 CAG repeats for HD to occur. HD is one of many known repeat expansion disorders, which are a set of genetic disorders caused by a mutation that leads to a repeat of nucleotides exceeding the normal threshold. Current therapies for patients with HD can only manage individual symptoms. There is no approved therapy that has been shown to delay or halt disease progression. There are approximately 30,000 symptomatic patients in the U.S. and more than 200,000 at-risk of inheriting the disease globally.

One especially important advantage of the PATrOL™ platform that makes it promising for the treatment of repeat expansion disorders like HD is the ability of our small anti-genes to potentially target the RNA hairpin. This allows our therapies to potentially inactivate mutant HTT mRNA before it can be translated into a harmful protein via selective binding to the expanded CAG repeats while leaving the normal HTT mRNA largely unbound to drug and producing functional protein. Achieving mutant allele selectivity would be a key advantage for any RNA-based approach aiming to treat HD. In March of 2020, we illustrated the ability of our anti-gene technology to enrich for translational inhibition and resultant reduction of mutant protein formation in human patient-derived cell lines versus wild-type protein production. We illustrated that our anti-genes can inhibit ribosomal elongation via high-affinity binding to a target RNA.

The PATrOL™-enabled NT0100 program is currently in preclinical development for the treatment of HD. We expect to initiate scale up and toxicology activities in calendar year 2022, with a target IND filing in calendar year 2023.

NT0200 Program- PATrOL™ Enabled Anti-Gene for Myotonic Dystrophy Type 1

Our pipeline also contains a second potentially transformative medicine, which we believe has significant potential for Myotonic dystrophy, type 1, a severe dominantly inherited genetic disease. DM1 is characterized clinically by myotonia (an inability to relax a muscle after contraction), muscle weakness and wasting, cardiac conduction defects and cognitive deficits. DM1 is caused by an expansion of a CUG trinucleotide repeat in the 3’ untranslated region (“UTR”), a noncoding region of the myotonic dystrophy protein kinase gene (DMPK) transcript. Diagnosis is confirmed by molecular genetic testing of the length of a trinucleotide repeat expansion. Repeat length exceeding 34 repeats is abnormal and often patients have hundreds or thousands of repeat units. Molecular genetic testing detects pathogenic variants in nearly 100% of affected individuals. It is estimated that the global prevalence of DM1 is approximately 1 in 20,000 individuals. Our recent data illustrates that we are able to systemically deliver our anti-genes intravenously in a DM1 genetic mouse model, engage the target in the skeletal muscles of the animals, and induce rescue of the causal splice defects.

The trinucleotide repeat expansion in the transcript causes disease by forming an aberrant hairpin structure in the nucleus of patient cells that captures and sequesters proteins that have critical functions in the nucleus related to appropriate splicing of hundreds of transcripts. These sequestered proteins cannot then fulfill their normal functions. In addition, it has been documented that sequestration of the mutant DMPK transcripts in the nucleus results in their inability to be translated and potentially results in haploinsufficiency, a situation where 50% of the protein in not enough to maintain normal function. Mice with both copies of their Dmpk gene knocked out manifest a cardiac conduction defect (Berul CI, Maguire CT, Aronovitz MJ, Greenwood J, Miller C, Gehrmann J, Housman D, Mendelsohn ME, Reddy S. Dpmk dosage alterations result in atrioventricular conduction abnormalities in a mouse myotonic dystrophy model. J Clin Invest. 1999 Feb;103(4):R1-7. doi: 10.1172/JCI5346. PMID: 10021468; PMCID: PMC408103.) and a CNS phenotype characterized by abnormal long-term potentiation (Schulz PE, McIntosh AD, Kasten MR, Wieringa B, Epstein HF. A role for myotonic dystrophy protein kinase in synaptic plasticity. J Neurophysiol. 2003 Mar;89(3):1177-86. doi: 10.1152/jn.00504.2002. Epub 2002 Nov 13. PMID: 12612014.) hypothesized to be due to inappropriate cytoskeletal remodeling. We propose that our mechanism of action is via direct engagement of our anti-gene with the expanded CUG repeat hairpin structure in the 3’ UTR of the mutant transcript, invasion and opening of the hairpin structure, and release of the sequestered CUG-repeat binding proteins. This release of sequestered proteins which are normally involved in developmentally appropriate pre-mRNA splicing in the nucleus resolves the generalized splice defect and thus the major causal event. Our DM1 anti-gene is designed to not specifically degrade the mutant transcript, rather to release these RNA-protein aggregates through steric displacement, which could also resolve any potential haploinsufficiency and as a result may improve endophenotypes of the clinical condition, such as in the heart and brain (contingent on delivering effective concentrations of anti-gene to these tissues).

The PATrOL™-enabled NT0200 program is currently in preclinical development for the treatment of DM1. We expect to initiate scale up and toxicology activities beginning in the middle of calendar year 2021, with an IND filing planned during calendar year 2022.

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

Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 and there have been no material changes to such policies or estimates during the six months ended March 31, 2021.

Recent Accounting Pronouncements

Please refer to Note 2, Significant Accounting Policies—Recent Accounting Pronouncements, in Item 1, Financial Statements, for a discussion of recent accounting pronouncements.

Results of Operations

Results of operations for the quarter ended March 31, 2021 reflect the following changes from the quarter ended March 31, 2020:

	Three Months ended March 31,
	2021	2020	Change
OPERATING EXPENSES
General and administrative	$2,721,640	$2,739,021	$(17,381)
Research and development	3,174,129	1,616,009	1,558,120
TOTAL OPERATING EXPENSES	5,895,769	4,355,030	1,540,739
LOSS FROM OPERATIONS	(5,895,769)	(4,355,030)	(1,540,739)
OTHER INCOME (EXPENSE)
Interest expense	(6,460)	(342)	(6,118)
Interest income	9,466	-	9,466
Change in fair value of warrant liabilities	90,597	69,944	20,653
Equity in losses on equity method investment	(36,127)	(92,842)	56,715
Other income	316,724	-	316,724
Total other expenses, net	374,200	(23,240)	397,440
NET LOSS	$(5,521,569)	$(4,378,270)	$(1,143,299)

During the quarter ended March 31, 2021, our operating loss increased by $1.5 million compared to the quarter ended March 31, 2020. Our net loss increased by $1.1 million for the quarter ended March 31, 2021, as compared to the quarter ended March 31, 2020. Until we are able to generate revenue from product sales, our management expects to continue to incur net losses.

General and Administrative Expenses

General and administrative expenses consist primarily of legal and professional fees, wages, stock-based compensation and insurance. General and administrative expenses decreased by $0.02 million for the quarter ended March 31, 2021, as compared to the quarter ended March 31, 2020, primarily due to decreases in stock-based compensation expense, accounting and legal costs, offset by increases in patent fees, settlement costs, professional fees, and employee head count.

Research and Development Expenses

Research and development expenses consist primarily of professional fees, research, development, and manufacturing expenses, and wages and stock-based compensation. Research and development expenses increased by $1.6 million for the quarter ended March 31, 2021, as compared to the quarter ended March 31, 2020, primarily due to increases in manufacturing expenses, employee head count, the ramp up of research and development activities and professional fees.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities reflects the changes in the fair value of outstanding warrants which is primarily driven by changes in our stock price. We recognized a gain of $0.09 million from the change in fair value of warrant liabilities for the quarter ended March 31, 2021, as compared to a gain of $0.07 million for the quarter ended March 31, 2020.

Equity in Losses on Equity Method Investment

We account for our investment in DepYmed common shares using the equity method of accounting and record our proportionate share of DepYmed’s net income and losses. Equity in losses was $0.04 million for the quarter ended March 31, 2021, as compared to $0.09 million for the quarter ended March 31, 2020.

Other Income

We recognized other income of $0.3 million during the quarter ended March 31, 2021 related to the sale of certain intellectual property to DepYmed in exchange for shares of Series A-4 preferred stock. There was no other income recognized during the quarter ended March 31, 2020.

Results of operations for the six months ended March 31, 2021 reflect the following changes from the six months ended March 31, 2020:

	Six Months ended March 31,
	2021	2020	Change
OPERATING EXPENSES
General and administrative	$5,363,110	$5,293,701	$69,409
Research and development	5,194,053	2,843,695	2,350,358
TOTAL OPERATING EXPENSES	10,557,163	8,137,396	2,419,767
LOSS FROM OPERATIONS	(10,557,163)	(8,137,396)	(2,419,767)
OTHER INCOME (EXPENSE)
Interest expense	(16,197)	(1,653)	(14,544)
Interest income	9,466	-	9,466
Change in fair value of warrant liabilities	720,709	(624,190)	1,344,899
Equity in losses on equity method investment	(61,539)	(117,351)	55,812
Other income (expense)	316,724	(3,230)	319,954
Total other expenses, net	969,163	(746,424)	1,715,587
NET LOSS	$(9,588,000)	$(8,883,820)	$(704,180)

During the six months ended March 31, 2021, our operating loss increased by $2.4 million compared to the six months ended March 31, 2020. Our net loss increased by $0.7 million for the six months ended March 31, 2021, as compared to the six months ended March 31, 2020. Until we are able to generate revenue from product sales, our management expects to continue to incur net losses.

General and Administrative Expenses

General and administrative expenses consist primarily of legal and professional fees, wages, stock-based compensation and insurance. General and administrative expenses increased by $0.07 million for the six months ended March 31, 2021, as compared to the six months ended March 31, 2020, primarily due to increases in patent fees, professional fees, settlement costs, and employee head count, and mostly offset by decreases in stock-based compensation and accounting expenses.

Research and Development Expenses

Research and development expenses consist primarily of professional fees, research, development, and manufacturing expenses, and wages and stock-based compensation. Research and development expenses increased by $2.4 million for the six months ended March 31, 2021, as compared to the six months ended March 31, 2020, primarily due to increases in manufacturing expenses, employee head count, and the ramp up of research and development activities.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities reflects the changes in the fair value of outstanding warrants which is primarily driven by changes in our stock price. We recognized a gain of $0.7 million from the change in fair value of warrant liabilities for the six months ended March 31, 2021, as compared to a loss of $0.6 million for the six months ended March 31, 2020.

Equity in Losses on Equity Method Investment

We account for our investment in DepYmed common shares using the equity method of accounting and record our proportionate share of DepYmed’s net income and losses. Equity in losses was $0.06 million for the six months ended March 31, 2021, as compared to $0.1 million for the six months ended March 31, 2020.

Other Income (Expense)

We recognized other income of $0.3 million during the six months ended March 31, 2021 related to the sale of certain intellectual property to DepYmed in exchange for shares of Series A-4 preferred stock. There was an immaterial amount of other expense recognized during the six months ended March 31, 2020.

Liquidity, Capital Resources and Financial Condition

We have had no revenues from product sales and have incurred operating losses since inception. As of March 31, 2021, we had an accumulated deficit of $53.1 million. We have historically funded our operations through the sale of common stock and the issuance of convertible notes and warrants. We received $33.3 million in net proceeds from our follow-on underwriting public offering of common stock in April 2020 and $42.6 million in net proceeds from our April 2021 follow-on underwriting public offering of common stock.

We expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As a result, we will likely need to raise additional capital through one or more of the following: the issuance of additional debt or equity or the completion of a licensing transaction for one or more of our pipeline assets.

Net working capital decreased from September 30, 2020 to March 31, 2021 by $8.3 million (to $21.4 million from $29.7 million). Our quarterly cash burn has increased compared to prior periods due to increased research and development and corporate activities and we expect it to continue to increase in future periods. We expect that our existing cash and cash equivalents, together with expected and committed cash from our existing collaboration, will be sufficient to fund our operations for at least the next twelve months and into calendar 2023. We have based this expectation on assumptions that may prove to be incorrect, and we may use our available capital resources sooner than we currently expect. In addition, we may elect to raise additional funds before we need them if the conditions for raising capital are favorable due to market conditions or strategic considerations, even if we expect we have sufficient funds for our current or future operating plans.

At present, we have no bank line of credit or other fixed source of capital reserves. Should we need additional capital in the future, we will be primarily reliant upon a private or public placement of our equity or debt securities, or a strategic transaction, for which there can be no warranty or assurance that we may be successful in such efforts. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. This could affect future development and business activities and potential future clinical studies and/or other future ventures. Failure to obtain additional equity or debt financing will have a material, adverse impact on our business operations. There can be no assurance that we will be able to obtain the needed financing to achieve our goals on acceptable terms or at all.

Cash Flow Summary

The following table summarizes selected items in our unaudited condensed consolidated statements of cash flows:

	Six Months ended March 31,
	2021	2020
Net cash used in operating activities	$(7,301,524)	$(4,257,183)
Net cash used in investing activities	(417,896)	(161,916)
Net cash used in financing activities	(26,111)	(122,919)
Net decrease in cash and cash equivalents	$(7,745,531)	$(4,542,018)

Operating Activities

Net cash used in operating activities was approximately $7.3 million for the six months ended March 31, 2021, as compared to approximately $4.3 million for the six months ended March 31, 2020. Net cash used in operating activities in the six months ended March 31, 2021 was primarily the result of our net loss, the change in the fair value of warrant liabilities, gain on sale of intellectual property and cash used for the security deposit and prepayment of rent under our new operating lease for office and laboratory space, offset by our stock-based compensation expense and increases in accounts payable and accrued expenses. Net cash used in operating activities in the six months ended March 31, 2020 was primarily the result of our net loss, offset by our stock-based compensation expense and the change in fair value of warrant liabilities.

Investing Activities

Net cash used in investing activities was approximately $0.4 million for the six months ended March 31, 2021, as compared to $0.2 million for the six months ended March 31, 2020. Net cash used in investing activities for both periods was primarily the result of purchases of laboratory equipment.

Financing Activities

Net cash used in financing activities was approximately $0.03 million for the six months ended March 31, 2021, as compared to $0.1 million for the six months ended March 31, 2020. Net cash used in financing activities for the six months ended March 31, 2021 reflects the principal payments of financed insurance, and net proceeds from the exercise of stock options. Net cash used in financing activities for the six months ended March 31, 2021 reflects the principal payments of financed insurance.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarterly period ended March 31, 2021.

PART II.

ITEM 1. LEGAL PROCEEDINGS

We have become involved in certain legal proceedings and claims which arise in the normal course of business. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our results of operations, prospects, cash flows, financial position and brand.

On February 14, 2018, plaintiff Jeevesh Khanna, commenced an action in the Southern District of New York, against Ohr Pharmaceutical, Inc. (“Ohr”) (which was the name of the Company prior to the completion of the merger with NeuBase Therapeutics, Inc., a Delaware corporation (“Legacy NeuBase”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization entered into on January 2, 2019, as amended, pursuant to which (i) Ohr Acquisition Corp., a subsidiary of Ohr, merged with and into Legacy NeuBase, with Legacy NeuBase (renamed as “NeuBase Corporation”) continuing as a wholly-owned subsidiary of Ohr and the surviving corporation of the merger and (ii) Ohr was renamed as “NeuBase Therapeutics, Inc.” (the “Merger”)) and several current and former officers and directors, alleging that they violated federal securities laws between June 24, 2014 and January 4, 2018. On August 7, 2018, the lead plaintiffs, now George Lehman and Insured Benefit Plans, Inc., filed an amended complaint, stating the class period to be April 8, 2014 through January 4, 2018. The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, they seek to maintain the action as a class action and to recover damages on behalf of themselves and other persons who purchased or otherwise acquired Ohr common stock during the putative class period and purportedly suffered financial harm as a result. We and the individuals dispute these claims and intend to defend the matter vigorously. On September 17, 2018, Ohr filed a motion to dismiss the complaint. On September 20, 2019, the district court entered an order granting the defendants’ motion to dismiss. On October 23, 2019, the plaintiffs filed a notice of appeal of that order dismissing the action and other related orders by the district court. After full briefing and oral argument, on October 9, 2020, the U.S. Court of Appeals for the Second Circuit issued a summary order affirming the district court’s order granting the motion to dismiss and remanding the action to the district court to make a determination on the record related to plaintiffs’ request for leave to file an amended complaint. On October 16, 2020, the district court requested the parties’ positions as to how they proposed to proceed in light of the Second Circuit’s decision. After letter briefing on this issue and plaintiffs’ alternative request for leave to file a second amended complaint, on November 16, 2020, the district court denied plaintiffs’ request to amend and dismissed with prejudice plaintiffs’ claims. On December 16, 2020, plaintiffs filed a notice of appeal of that order denying plaintiffs leave to amend. Briefing on the appeal is currently due in the first half of 2021. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

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

NeuBase Therapeutics, Inc.

Date: May 13, 2021	/s/ Sam Backenroth
Sam Backenroth
Chief Financial Officer
(Principal Financial and Accounting Officer)