Form 10-Q
period 2021-06-30
NeuBase Therapeutics, Inc.
filed 2021-08-13
CIK 1173281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from___ to___.

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

As of August 11, 2021, 32,716,827 shares of the common stock, par value $0.0001, of the registrant were outstanding.

-i-

PART I.

ITEM 1. FINANCIAL STATEMENTS

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	September 30,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$58,842,475	$31,992,283
Prepaid insurance	705,161	521,617
Other prepaid expenses and current assets	669,141	294,640
Total current assets	60,216,777	32,808,540

EQUIPMENT, net	2,258,610	1,166,934

OTHER ASSETS
Investment	541,527	323,557
Long-term prepaid insurance	—	145,250
Right-of-use asset	6,048,350	—
Security deposit	253,565	—
Total other assets	6,843,442	468,807

TOTAL ASSETS	$69,318,829	$34,444,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,519,581	$1,505,042
Accrued expenses and other current liabilities	1,038,141	555,883
Warrant liabilities	13,895	950,151
Insurance note payable	294,934	138,557
Operating lease liability	273,585	—
Total current liabilities	3,140,136	3,149,633

Long-term operating lease liability	5,902,997	—
TOTAL LIABILITIES	9,043,133	3,149,633

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2021 and September 30, 2020	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 32,716,827 and 23,154,084 shares issued and outstanding as of June 30, 2021 and September 30, 2020, respectively	3,271	2,315
Additional paid-in capital	122,081,896	74,850,935
Accumulated deficit	(61,809,471)	(43,558,602)
Total stockholders’ equity	60,275,696	31,294,648

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$69,318,829	$34,444,281

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months ended		Nine Months ended
	June 30,		June 30,
	2021	2020	2021	2020
OPERATING EXPENSES
General and administrative	$3,470,104	$2,331,283	$8,833,214	$7,624,984
Research and development	2,480,961	1,492,881	7,675,014	4,336,576
Research and development, Vera acquisition	2,888,029	—	2,888,029	—
TOTAL OPERATING EXPENSES	8,839,094	3,824,164	19,396,257	11,961,560

LOSS FROM OPERATIONS	(8,839,094)	(3,824,164)	(19,396,257)	(11,961,560)

OTHER INCOME (EXPENSE)
Interest expense	(3,074)	(1,573)	(19,271)	(3,226)
Interest income	2,054	—	11,520	—
Change in fair value of warrant liabilities	215,547	(285,284)	936,256	(909,474)
Equity in losses on equity method investment	(37,215)	(101,238)	(98,754)	(218,589)
Other income (expense)	(1,087)	412,371	315,637	409,141
Total other income (expense), net	176,225	24,276	1,145,388	(722,148)

NET LOSS	$(8,662,869)	$(3,799,888)	$(18,250,869)	$(12,683,708)

BASIC AND DILUTED LOSS PER SHARE	$(0.29)	$(0.18)	$(0.72)	$(0.69)

WEIGHTED AVERAGE SHARES OUTSTANDING:

BASIC AND DILUTED	30,092,493	21,193,387	25,482,082	18,441,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended June 30, 2021 and 2020

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2021	23,180,024	$2,317	$77,082,072	$(53,146,602)	$23,937,787
Stock-based compensation expense	—	—	625,182	—	625,182
Issuance of common stock, net of issuance costs	9,200,000	920	42,615,456	—	42,616,376
Issuance of common stock, Vera acquisition	308,635	31	1,759,189	—	1,759,220
Issuance of restricted stock for services	2,692	—	—	—	—
Exercise of stock options	25,476	3	(3)	—	—
Net loss	—	—	—	(8,662,869)	(8,662,869)
Balance as of June 30, 2021	32,716,827	$3,271	$122,081,896	$(61,809,471)	$60,275,696

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of September 30, 2020	23,154,084	$2,315	$74,850,935	$(43,558,602)	$31,294,648
Stock-based compensation expense	—	—	2,743,875	—	2,743,875
Issuance of common stock, net of issuance costs	9,200,000	920	42,615,456	—	42,616,376
Issuance of common stock, Vera acquisition	308,635	31	1,759,189	—	1,759,220
Issuance of restricted stock for services	7,056	—	—	—	—
Exercise of stock options	47,052	5	112,441	—	112,446
Net loss	—	—	—	(18,250,869)	(18,250,869)
Balance as of June 30, 2021	32,716,827	$3,271	$122,081,896	$(61,809,471)	$60,275,696

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2020	17,080,625	$1,708	$39,045,394	$(35,057,902)	$3,989,200
Stock-based compensation expense	—	—	1,210,715	—	1,210,715
Issuance of common stock, net of issuance costs	6,037,500	604	33,283,366		33,283,970
Issuance of restricted stock for services	2,071	—	—	—	—
Net loss	—	—	—	(3,799,888)	(3,799,888)
Balance as of June 30, 2020	23,120,196	$2,312	$73,539,475	$(38,857,790)	$34,683,997

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of September 30, 2019	17,077,873	$1,708	$36,201,758	$(26,174,082)	$10,029,384
Stock-based compensation expense	—	—	4,054,351	—	4,054,351
Issuance of common stock, net of issuance costs	6,037,500	604	33,283,366	—	33,283,970
Issuance of restricted stock for services	4,823	—	—	—	—
Net loss	—	—	—	(12,683,708)	(12,683,708)
Balance as of June 30, 2020	23,120,196	$2,312	$73,539,475	$(38,857,790)	$34,683,997

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months ended
	June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(18,250,869)	$(12,683,708)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	2,743,875	4,054,351
Research and development expense, Vera acquisition	2,888,029	—
Change in fair value of warrant liabilities	(936,256)	909,474
Depreciation and amortization	251,701	230,715
Loss on marketable security	15,024	—
Loss on disposal of fixed asset	1,087	3,230
Equity in losses on equity method investment	98,754	218,589
Gain on sale of intellectual property	(316,724)	—
Amortization of right-of-use assets	69,423	—
Changes in operating assets and liabilities
Prepaid insurance, other prepaid expenses and current assets	(166,420)	117,068
Long-term prepaid insurance	145,250	145,250
Security deposit	(253,565)	—
Accounts payable	(173,913)	(166,684)
Accrued expenses and other current liabilities	394,258	29,375
Operating lease liability	58,809	—
Net cash used in operating activities	(13,431,537)	(7,142,340)
Cash flows from investing activities
Purchase of laboratory and office equipment	(1,096,781)	(362,915)
Purchase of marketable securities	(44,992,196)	—
Sale of marketable securities	44,977,172	—
Cash paid for Vera acquisition	(1,100,040)	—
Net cash used in investing activities	(2,211,845)	(362,915)
Cash flows from financing activities
Principal payment of financed insurance	(235,248)	(167,925)
Proceeds from issuance of stock, net of issuance costs	42,616,376	33,283,970
Proceeds from exercise of stock options	112,446	—
Net cash provided by financing activities	42,493,574	33,116,045
Net increase in cash and cash equivalents	26,850,192	25,610,790
Cash and cash equivalents, beginning of period	31,992,283	10,313,966
Cash and cash equivalents, end of period	$58,842,475	$35,924,756

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,400	$3,244
Cash paid for income taxes	—	—
Non-cash investing and financing activities:
Issuance of common stock, Vera acquisition	$1,759,220	—
Purchases of laboratory and office equipment in accounts payable	$188,452	—
Preferred shares in DepYmed received as consideration for sale of intellectual property	$316,724	—
Insurance financed through note payable	$391,625	$365,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Organization and Description of Business

NeuBase Therapeutics, Inc. and subsidiaries (the “Company” or “NeuBase”) is developing a modular peptide-nucleic acid (“PNA”) antisense oligo (“PATrOL™”) platform to address genetic diseases, with a single, cohesive approach. The PATrOL™-enabled anti-gene therapies are designed to improve upon current genetic medicine strategies by combining the advantages of synthetic approaches with the precision of antisense technologies. NeuBase plans to use its platform to address diseases which have a genetic source, with an initial focus on Myotonic Dystrophy Type 1 (“DM1”), Huntington’s Disease (“HD”) and oncology applications.

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

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s unaudited condensed consolidated financial statements relate to the valuation of stock-based compensation, the measurement of operating lease liabilities, the fair value of warrant liabilities and the valuation allowance of deferred tax assets resulting from net operating losses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources.

The Company assesses and updates estimates each period to reflect current information, such as the economic considerations related to the impact that the novel coronavirus disease (“COVID-19”) could have on its significant accounting estimates (see Part II, Item 1A – Risk Factors—”Our operations may be adversely affected by the coronavirus outbreak, and we face risks that could impact our business” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020  for further discussion of the effect of the COVID-19 pandemic on the Company’s operations). Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed, or initial amounts recorded may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange.

Marketable Securities

Marketable securities are classified as trading and are carried at fair value. The Company’s marketable securities consist of corporate bonds and highly liquid mutual funds and exchange-traded & closed-end funds which are valued at quoted market prices. The Company had no marketable securities as of June 30, 2021 and September 30, 2020.

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following potentially dilutive securities outstanding as of June 30, 2021 and 2020 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	As of June 30,
	2021	2020
Common stock purchase options	7,002,421	6,514,466
Unvested restricted stock	—	1,250
Restricted stock units	10,000	—
Common stock purchase warrants	820,939	715,939
	7,833,360	7,231,655

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

Immaterial Reclassification Adjustments

The Company made an immaterial reclassification adjustment (the “reclassification adjustment”) to its unaudited condensed consolidated statement of operations during the three months ended June 30, 2021 to reclassify an aggregate of approximately $0.3 million of expenses previously recorded to general and administrative expense during the six months ended March 31, 2021 to Research and development expense, and Research and development expense  – Vera acquisition. The reclassification adjustment has no effect on the Company’s total operating expenses, loss from operations or net loss during the three and nine months ended June 30, 2021 or during any previously reported period. The reclassification adjustment has no effect on the Company’s unaudited condensed consolidated balance sheet and unaudited condensed consolidated statement of cash Flows as of and for the nine months ended June 30, 2021 or as of and for any previously reported period.

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.  Liquidity

The Company expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As a result, the Company will likely need to raise additional capital through one or more of the following: issuance of additional debt or equity or complete a licensing transaction for one or more of the Company’s pipeline assets. With the closing of the common stock offering discussed below, management believes that it has sufficient working capital on hand to fund operations through at least the next twelve months from the date these unaudited condensed consolidated financial statements were available to be issued. There can be no assurance that the Company will be successful in acquiring additional funding, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

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

4.  Asset Purchase Agreement

On January 27, 2021, the Company entered into an Asset Purchase Agreement by and among us, NeuBase Corporation, our wholly owned subsidiary, and Vera Therapeutics, Inc. (“Vera”) as amended by the Amendment to Asset Purchase Agreement, dated as of April 20, 2021, by and between the Company and Vera (collectively, the “APA”) and the transaction closed on April 26, 2021 (the “Vera Acquisition”). Pursuant to the terms of the APA, the Company acquired infrastructure, materials, and intellectual property for peptide-nucleic acid (“PNA”) scaffolds from Vera for total consideration of approximately $0.8 million in cash and 308,635 shares of Common Stock (of which 146,375 were to be issued to Vera and 162,260 were to be held in escrow and released to Vera in accordance with the terms of an escrow agreement between NeuBase Corporation and Vera). The Company accounted for the Vera Acquisition as an asset acquisition under Accounting Standard Codification (“ASC”) 805-50, Acquisition of Assets Rather Than a Business.

Total consideration for the Vera transaction consisted of the following:

Cash consideration	$796,124
Acquisition costs	303,916
Fair value of common stock (1)	1,759,220
Total consideration	$2,859,260
(1)	The fair value of common stock represents the closing share price of 308,635 shares of the Company’s common stock on April 26, 2021.

The total consideration for the Vera transaction was allocated as follows:

Property, plant and equipment	$59,231
Other liabilities	(88,000)
Fair value of net assets acquired	(28,769)
Research and development expense	2,888,029
Total cost of Vera acquisition	$2,859,260

In-process research and development assets with no future alternative use acquired in the Vera Acquisition were expensed under the guidance of ASC 730, Research and Development.

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.  Other Prepaid Expenses and Other Current Assets

The Company’s prepaid expenses and other current assets consisted of the following:

	As of June 30,	As of September 30,
	2021	2020
Prepaid research and development expense	$308,490	$205,641
Prepaid rent	285,577	—
Other prepaid expenses and other current assets	75,074	88,999
Total	$669,141	$294,640

6.  Equipment

The Company’s equipment consisted of the following:

	As of June 30,	As of September 30,
	2021	2020
Laboratory equipment	$2,415,381	$1,319,123
Office equipment	252,921	6,477
Total	2,668,302	1,325,600
Accumulated depreciation	(409,692)	(158,666)
Property, plant and equipment, net	$2,258,610	$1,166,934

Depreciation expense for the three months ended June 30, 2021 and 2020 was approximately $0.1 million and $0.03 million, respectively. Depreciation expense for the nine months ended June 30, 2021 and 2020 was approximately $0.3 million and $0.1 million, respectively.

7.  Investment

The Company owns common and preferred shares of DepYmed, Inc. (“DepYmed”), which in aggregate represents approximately 13% ownership of DepYmed. In addition, the Company is entitled to hold one of the six seats on DepYmed’s board of directors.

In February 2021, the Company sold certain intellectual property to DepYmed in exchange for shares of Series A-4 preferred stock. The Company recognized a gain of $0.3 million related to the sale, which was recorded in other income (expense) on the Company’s unaudited condensed consolidated statement of operations during the nine months ended June 30, 2021.

The Company accounts for its investment in DepYmed common shares using the equity method of accounting and records its proportionate share of DepYmed’s net income and losses in the accompanying unaudited condensed consolidated statements of operations. Equity in losses for the three months ended June 30, 2021 and 2020 were approximately $0.04 million and $0.1 million, respectively. Equity in losses for the nine months ended June 30, 2021 and 2020 were approximately $0.1 million and $0.2 million, respectively.

The Company accounts for its investment in preferred shares of DepYmed at cost, less any impairment, as the Company determined the preferred stock did not have a readily determinable fair value.

As of June 30, 2021 and September 30, 2020, the carrying amount of the Company’s aggregate investment in DepYmed was $0.5 million and $0.3 million, respectively.

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.  Accrued Expenses and Other Current Liabilities

The Company’s accrued expenses and other current liabilities consisted of the following:

	As of June 30,	As of September 30,
	2021	2020
Accrued compensation and benefits	$176,930	$88,527
Accrued consulting settlement	100,000	—
Accrued professional fees	223,845	241,755
Accrued research and development	227,246	41,313
Accrued franchise tax	56,176	155,865
Accrued patent expenses	162,237	24,716
Other accrued expenses	91,707	3,707
Total	$1,038,141	$555,883

9.  Notes Payable

Insurance Notes Payable

As of June 30, 2021 and September 30, 2020, the Company had the following insurance notes payable outstanding:

		Stated		Balance at	Balance at
	Maturity	Interest	Original	June 30,	September
	Date	Rate	Principal	2021	30, 2020
Insurance Note Payable
2020 Insurance Note	December 2020	5.25%	$365,430	—	$138,557
2021 Insurance Note	January 2022	4.99%	$391,625	$294,934	—

10.  Leases

In October 2020, the Company entered into a ten-year operating lease agreement with annual escalating rental payments for approximately 14,189 square feet of office and laboratory space in Pittsburgh, Pennsylvania. The leased premises will serve as the Company’s headquarters. The first and second amendments to the lease agreement were executed in December 2020 and April 2021, respectively (collectively with the lease agreement, referred to herein as the “Lease”). In November 2020, the Company prepaid rent of $0.3 million and paid a security deposit of $0.3 million for the Lease. The Lease commenced on May 1, 2021 and the Company was obligated to begin making rental payments on this date. The Company will apply the prepaid amount toward the rental payments through December 2021. The Company is also entitled to use half of the security deposit towards rental payments in May and June 2022. The Company measured and recognized an initial right-of-use (“ROU”) asset and operating lease liability upon lease commencement. The Company has the right to extend the term of the Lease for an additional five-year term; however, this extension has not been included in the calculation of the lease liability and ROU asset at the lease inception as the exercise of the option was not reasonably certain.

The Company continued to operate under its operating lease in Pittsburgh until the Company moved into its new headquarters and laboratory space, which occurred in June 2021. The Company’s prior office and operating space was leased under operating leases with original terms of less than 12 months which expire at various dates through November 2021; therefore, the Company’s previous operating leases are not recognized as ROU assets on the unaudited condensed consolidated balance sheet as of June 30, 2021. The Company also maintains its short-term rental of office space in New York, which the Company extended the term of until November 2021, as well as short term rentals of office space in Boston and San Diego.

At June 30, 2021, the Company had a ROU asset and operating lease liabilities of approximately $6.0 million and approximately $6.2 million, respectively.

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables summarize quantitative information about the Company’s leases for the three and nine months ended June 30, 2021 and 2020:

	Nine months ended June 30,
	2021	2020
Operating cash flows - operating lease	$15,904	$—

Right-of-use asset obtained in exchange for operating lease liabilities at lease commencement	$6,117,772	—

As of June 30,
2021
Weighted-average remaining lease term – operating lease (in years)	10.08
Weighted-average discount rate – operating lease	7.3%

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating leases
Operating lease cost	$144,136	$—	144,136	$—
Short-term lease rent expense	29,083	31,174	85,522	71,014
Net lease cost	$173,219	$31,174	$229,658	$71,014

As of June 30, 2021, future minimum lease payments under the non-cancelable operating lease was as follows:

Operating
Lease
Remaining Period Ended September 30, 2021	$113,058
Year Ended September 30, 2022	822,660
Year Ended September 30, 2023	867,367
Year Ended September 30, 2024	874,320
Year Ended September 30, 2025	881,391
Year Ended September 30, 2026	888,627
Thereafter	4,401,029
Total	8,848,452
Less present value discount	(2,671,870)
Operating lease liabilities	$6,176,582

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11.  Fair Value

The following tables present the Company’s fair value hierarchy for its warrant liabilities measured at fair value on a recurring basis as of June 30, 2021 and September 30, 2020:

	Fair Value Measurements
	as of June 30, 2021
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities
Warrant liabilities	$—	—	13,895	$13,895

	Fair Value Measurements
	as of September 30, 2020
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities
Warrant liabilities	$—	—	950,151	$950,151

The fair value of the warrant liabilities were determined using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the warrant liabilities :

	As of June 30,
	2021	2020
Remaining contractual term (years)	0.5 - 0.8	1.5 - 1.8
Common stock price volatility	69.3% - 72.3%	87.9% - 89.8%*
Risk-free interest rate	0.07%	0.16%
Expected dividend yield	—	—

*    The Company was historically a private company and lacked company-specific historical and implied volatility information, therefore the Company estimated its expected stock volatility based on the historical volatility of a set of publicly traded peer companies.

During the three and nine months ended June  30, 2021, the Company utilized its historical volatility in the valuation of warrant liabilities as it had sufficient trading history.

The change in fair value of the warrant liabilities for the three and nine months ended June 30,2021 and 2020 is as follows:

Fair value as of September 30, 2020	$950,151
Change in fair value	(630,112)
Fair value as of December 31, 2020	320,039
Change in fair value	(90,597)
Fair value as of March 31, 2021	229,442
Change in fair value	(215,547)
Fair value as of June 30, 2021	$13,895

Fair value as of September 30, 2019	$496,343
Change in fair value	694,134
Fair value as of December 31, 2019	1,190,477
Change in fair value	(69,944)
Fair value as of March 31, 2020	1,120,533
Change in fair value	285,284
Fair value as of June 30, 2020	$1,405,817

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of June 30, 2021 and September 30, 2020, the carrying value of cash and cash equivalents, accounts payable and the insurance note payable approximate fair value due to the short-term nature of these instruments.

12.  Stockholders’ Equity

Warrants

Below is a summary of the Company’s issued and outstanding warrants as of June 30, 2021:

Expiration date	Exercise Price	Warrants Outstanding
December 13, 2021	$55.00	20,627
April 10, 2022	20.00	695,312
July 6, 2023	8.73	105,000
		820,939

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual Life
	Warrants	Price	(in years)
Outstanding as of September 30, 2020	820,939	$19.44
Outstanding as of June 30, 2021	820,939	19.44	0.9
Exercisable as of June 30, 2021	820,939	19.44	0.9

13.  Stock-Based Compensation

As of June 30, 2021, an aggregate of 4,709,277 shares of common stock were authorized under the Company’s 2019 Stock Incentive Plan (the “2019 Plan”), subject to an “evergreen” provision that will automatically increase the maximum number of shares of common stock that may be issued under the term of the 2019 Plan. As of June 30, 2021, 807,251 common shares were available for future grants under the 2019 Plan. As of June 30, 2021, 291,667 shares of common stock were authorized under the Company’s 2016 Consolidated Stock Incentive Plan (the “2016 Plan”) and 147,041 common shares were available for future grants under the 2016 Plan.

The Company recorded stock-based compensation expense in the following expense categories of its unaudited condensed consolidated statements of operations for the three and nine months ended June 30, 2021 and 2020:

	Three Months ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
General and administrative	$574,353	$847,921	$1,865,512	$2,915,273
Research and development	50,829	362,794	878,363	1,139,078
Total	$625,182	$1,210,715	$2,743,875	$4,054,351

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock Options

Below is a table summarizing the options issued and outstanding as of and for the nine months ended June 30, 2021:

			Weighted
		Weighted	Average	Total
		Average	Remaining	Aggregate
		Exercise	Contractual Life	Intrinsic
	Stock Options	Price	(in years)	Value
Outstanding as of September 30, 2020	6,190,790	$2.76
Granted	1,291,559	6.08
Exercised	(47,052)	2.39
Forfeited	(432,876)	6.77
Outstanding as of June 30, 2021	7,002,421	3.13	7.8	$15,864,133
Exercisable as of June 30, 2021	4,693,528	1.78	7.3	$15,862,208

As of June 30, 2021, unrecognized compensation costs associated with the stock options of $5.4 million will be recognized over an estimated weighted-average amortization period of 1.4 years.

The weighted average grant date fair value of options granted during the nine months ended June 30, 2021 and 2020 was $4.29 and $4.67, respectively.

Key assumptions used to estimate the fair value of the stock options granted during the nine months ended June 30, 2021 and 2020 included:

Nine Months ended June 30,
	2021	2020
Expected term of options (years)	5.5 - 7.0	6.1 - 7.0
Expected common stock price volatility	83% - 83.7%	78% - 84.3%
Risk-free interest rate	0.6% - 1.3%	0.3% - 1.8%
Expected dividend yield	—	—

During the nine months ended June 30, 2021, the Company granted a stock option to purchase 225,000 shares to a consultant, which was cancelled and reissued in June 2021, in recognition of future service to the Company as an employee. The exercisability and vesting of the stock options are subject to the consultant’s effective date of employment with the Company, which had not yet occurred as of June 30, 2021, and as a result, the grant-date of such option has not occurred under GAAP. Therefore, the number and fair value of the shares subject to this option are not reflected in the table summarizing the options issued and outstanding as of and for the nine months ended June 30, 2021 and did not have impact on unrecognized compensation costs or the estimated weighted-average amortization period above as of June 30, 2021.

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock

A summary of the changes in the unvested restricted stock during the nine months ended June 30, 2021 is as follows:

Weighted Average
Grant Date
	Unvested Restricted	Fair Value
	Stock	Price
Unvested as of September 30, 2020	—	$—
Granted	7,056	8.15
Vested	(7,056)	8.15
Unvested as of June 30, 2021	—	—
Total unrecognized expense remaining	$—
Weighted-average years expected to be recognized over	—

Restricted Stock Units

Below is a table summarizing the restricted stock units granted and outstanding as of and for the nine months ended June 30, 2021:

		Weighted Average
		Grant Date
	Restricted Stock	Fair Value
	Units	Price
Unvested as of September 30, 2020	—	$—
Granted	10,000	5.09
Unvested as of June 30, 2021	10,000	5.09
Total unrecognized expense remaining	$50,654
Weighted-average years expected to be recognized over	2.2

14.  Commitments and Contingencies

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

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On February 14, 2018, plaintiff Jeevesh Khanna, commenced an action in the Southern District of New York, against Ohr Pharmaceutical, Inc. (“Ohr”) (which was the name of the Company prior to the completion of the merger with NeuBase Therapeutics, Inc., a Delaware corporation (“Legacy NeuBase”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization entered into on January 2, 2019, as amended, pursuant to which (i) Ohr Acquisition Corp., a subsidiary of Ohr, merged with and into Legacy NeuBase, with Legacy NeuBase (renamed as “NeuBase Corporation”) continuing as a wholly-owned subsidiary of Ohr and the surviving corporation of the merger and (ii) Ohr was renamed as “NeuBase Therapeutics, Inc.” (the “Merger”)) and several current and former officers and directors, alleging that they violated federal securities laws between June 24, 2014 and January 4, 2018. On August 7, 2018, the lead plaintiffs, now George Lehman and Insured Benefit Plans, Inc., filed an amended complaint, stating the class period to be April 8, 2014 through January 4, 2018. The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, they seek to maintain the action as a class action and to recover damages on behalf of themselves and other persons who purchased or otherwise acquired Ohr common stock during the putative class period and purportedly suffered financial harm as a result. We and the individuals dispute these claims and intend to defend the matter vigorously. On September 17, 2018, Ohr filed a motion to dismiss the complaint. On September 20, 2019, the district court entered an order granting the defendants’ motion to dismiss. On October 23, 2019, the plaintiffs filed a notice of appeal of that order dismissing the action and other related orders by the district court. After full briefing and oral argument, on October 9, 2020, the U.S. Court of Appeals for the Second Circuit issued a summary order affirming the district court’s order granting the motion to dismiss and remanding the action to the district court to make a determination on the record related to plaintiffs’ request for leave to file an amended complaint. On October 16, 2020, the district court requested the parties’ positions as to how they proposed to proceed in light of the Second Circuit’s decision. After letter briefing on this issue and plaintiffs’ alternative request for leave to file a second amended complaint, on November 16, 2020, the district court denied plaintiffs’ request to amend and dismissed with prejudice plaintiffs’ claims. On December 16, 2020, plaintiffs filed a notice of appeal of that order denying plaintiffs leave to amend. Briefing on the appeal has been completed and the parties are currently awaiting a decision from the Second Circuit. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm the Company’s business and the value of the Company’s common stock.

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

Overview

Description of the Company

We are a biotechnology company working towards accelerating the genetic revolution by developing a new class of synthetic medicines. Our modular peptide-nucleic acid antisense oligo (“PATrOL™”) platform which outputs “anti-gene” candidate therapies is designed to combine the specificity of genetic sequence-based target recognition with a modularity that enables use of various in vivo delivery technologies to enable broad and also selective tissue distribution capabilities. Given that every human disease may have a genetic component, we believe that our differentiated platform technology has the potential for broad impact by increasing, decreasing or changing gene function at either the DNA or RNA levels to resolve the progression to disease, as appropriate, in a particular indication. We plan to use our platform to address diseases driven by genetic variation and mutation, and we are initially focused on myotonic dystrophy type 1 (“DM1”),Huntington’s disease (“HD”) and oncology applications.

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

We are currently focused on therapeutic areas in which we believe our drugs will provide the greatest benefit with a significant market opportunity. We intend to utilize our technology to build a pipeline of custom designed therapeutics for additional high-value disease targets. We are developing several preclinical programs using our PATrOL™ platform, including the NT0100 program, targeted at Huntington’s disease, a repeat expansion disorder, the NT0200 program, targeted at myotonic dystrophy, type 1, a second repeat expansion disorder, and a program targeting KRAS G12D and G12V mutations. Preclinical studies are being conducted to evaluate the PATrOL™ platform technology and program candidates in the areas of pharmacokinetics, pharmacodynamics and tolerability, and we reported results from certain of those studies in the first calendar quarter of 2020 and extended upon certain of those studies in the fourth calendar quarter of 2020 which illustrated that our anti-gene technology can be administered to human patient-derived cell lines and systemically (via intravenous (IV) administration) into animals with DM1 (a genetically modified model accepted as representative of the human disease in skeletal muscle) and can address the causal genetic defect. We also presented additional results from ongoing preclinical studies evaluating the PATrOLTM platform and pipeline indications at an R&D day in June 2021. In addition, we believe that the emerging pipeline of other investigational therapies that target primary and secondary RNA structure and genomic DNA potentially allows a unique market advantage across a variety of rare diseases and oncology targets.

Overall, using our PATrOL™ platform, we believe we can create anti-gene therapies that may have distinct advantages over other chemical entities currently in the market or in development for genetic medicine applications to modulate mutant genes and improve a clinical trait or disorder. These potential advantages may differ by indication and can include, among others:

●	increased unique target opportunities, improved target specificity and a reduction in both sequence-dependent and independent toxicities by virtue of a synthetic polyamide scaffold which is charge-neutral and characterized by high binding affinity to a nucleic acid target, high sequence specificity, high stability, and is relatively immunologically inert;
●	potential long durability by nature of the relatively highly stable polyamide scaffold;
●	our anti-genes are manufactured via standard peptide synthesis methods and thus they efficiently leverage advances in the synthetic peptide industry to enable facile addition of known moieties enabling modulating pharmacophore delivery, pharmacokinetics, sub-cellular placement and endosomal escape; and
●	our anti-genes may be able to target double stranded structures in RNA, which may allow unique target opportunities that standard ASOs cannot access.

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

One especially important advantage of the PATrOL™ platform that we believe makes it promising for the treatment of repeat expansion disorders like HD is the ability of our small anti-genes to potentially target the RNA hairpin. This allows our therapies to potentially inactivate mutant HTT mRNA before it can be translated into a harmful protein via selective binding to the expanded CAG repeats while leaving the normal HTT mRNA largely unbound to drug and producing functional protein. We believe achieving mutant allele selectivity would be a key advantage for any RNA-based approach aiming to treat HD. In March of 2020, we illustrated the ability of our anti-gene technology to enrich for translational inhibition and resultant reduction of mutant protein formation in human patient-derived cell lines versus wild-type protein production, and that our anti-genes can inhibit ribosomal elongation via high-affinity binding to a target RNA. In June 2021, we presented new data demonstrating selective reduction of mutant huntingtin protein in the brain after subcutaneous dosing in the zQ175 Huntingdon’s disease mouse model.

The PATrOL™-enabled NT0100 program is currently in preclinical development for the treatment of HD, with a target IND filing in calendar year 2023.

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

The trinucleotide repeat expansion in the transcript causes disease by forming an aberrant hairpin structure in the nucleus of patient cells that captures and sequesters proteins that have critical functions in the nucleus related to appropriate splicing of hundreds of transcripts. These sequestered proteins cannot then fulfill their normal functions. In addition, it has been documented that sequestration of the mutant DMPK transcripts in the nucleus results in their inability to be translated and potentially results in haploinsufficiency, a situation where 50% of the protein in not enough to maintain normal function. Mice with both copies of their Dmpk gene knocked out manifest a cardiac conduction defect (Berul CI, Maguire CT, Aronovitz MJ, Greenwood J, Miller C, Gehrmann J, Housman D, Mendelsohn ME, Reddy S. Dpmk dosage alterations result in atrioventricular conduction abnormalities in a mouse myotonic dystrophy model. J Clin Invest. 1999 Feb;103(4):R1-7. doi: 10.1172/JCI5346. PMID: 10021468; PMCID: PMC408103.) and a CNS phenotype characterized by abnormal long-term potentiation (Schulz PE, McIntosh AD, Kasten MR, Wieringa B, Epstein HF. A role for myotonic dystrophy protein kinase in synaptic plasticity. J Neurophysiol. 2003 Mar;89(3):1177-86. doi: 10.1152/jn.00504.2002. Epub 2002 Nov 13. PMID: 12612014.) hypothesized to be due to inappropriate cytoskeletal remodeling. We propose that our mechanism of action is via direct engagement of our anti-gene with the expanded CUG repeat hairpin structure in the 3’ UTR of the mutant transcript, invasion and opening of the hairpin structure, and release of the sequestered CUG-repeat binding proteins. This release of sequestered proteins which are normally involved in developmentally appropriate pre-mRNA splicing in the nucleus resolves the generalized splice defect and thus the major causal event. Our DM1 anti-gene is designed to not specifically degrade the mutant transcript, rather to release these RNA-protein aggregates through steric displacement, which could also resolve any potential haploinsufficiency and as a result may improve endophenotypes of the clinical condition, such as in the heart and brain (contingent on delivering effective concentrations of anti-gene to these tissues). Our recent data illustrates that we are able to systemically deliver our anti-genes intravenously in a DM1 genetic mouse model, engage the target in the skeletal muscles of the animals, and induce molecular rescue of the causal splice defects, and functional rescue of the phenotype.

The PATrOL™-enabled NT0200 program is currently in preclinical development for the treatment of DM1, with an IND filing planned for the fourth quarter of calendar year 2022.

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

Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 and there have been no material changes to such policies or estimates during the nine months ended June 30, 2021.

Recent Accounting Pronouncements

Please refer to Note 2, Significant Accounting Policies—Recent Accounting Pronouncements, in Item 1, Financial Statements, for a discussion of recent accounting pronouncements.

Results of Operations

Results of operations for the quarter ended June 30, 2021 reflect the following changes from the quarter ended June 30, 2020:

	Three Months ended June 30,
	2021	2020	Change
OPERATING EXPENSES
General and administrative	$3,470,104	$2,331,283	$1,138,821
Research and development	2,480,961	1,492,881	988,080
Research and development, Vera acquisition	2,888,029	—	2,888,029
TOTAL OPERATING EXPENSES	8,839,094	3,824,164	5,014,930
LOSS FROM OPERATIONS	(8,839,094)	(3,824,164)	(5,014,930)
OTHER INCOME (EXPENSE)
Interest expense	(3,074)	(1,573)	(1,501)
Interest income	2,054	—	2,054
Change in fair value of warrant liabilities	215,547	(285,284)	500,831
Equity in losses on equity method investment	(37,215)	(101,238)	64,023
Other income	(1,087)	412,371	(413,458)
Total other expenses, net	176,225	24,276	151,949
NET LOSS	$(8,662,869)	$(3,799,888)	$(4,862,981)

During the quarter ended June 30, 2021, our operating loss increased by $5.0 million compared to the quarter ended June 30, 2020. Our net loss increased by $4.9 million for the quarter ended June 30, 2021, as compared to the quarter ended June 30, 2020. The Vera acquisition was responsible for $2.9 million of the increased operating loss and increased net loss during the current quarter. Until we are able to generate revenue from product sales, our management expects to continue to incur net losses.

General and Administrative Expenses

General and administrative expenses consist primarily of legal and professional fees, wages and stock-based compensation. General and administrative expenses increased by $1.1 million for the quarter ended June 30, 2021, as compared to the quarter ended June 30, 2020, primarily due to increases in in professional fees, patent fees, increased employee headcount, accounting and legal costs and settlement costs, and professional fees, partially offset by a decrease in stock-based compensation expense.

Research and Development Expenses

Research and development expenses consist primarily of preclinical research activities, professional fees, research, development, and manufacturing expenses, and wages and stock-based compensation. Research and development expenses increased by $1.0 million for the quarter ended June 30, 2021, as compared to the quarter ended June 30, 2020, primarily due to increases in manufacturing expenses, employee head count, the ramp up of research and development activities and professional fees, partially offset by a reduction in stock-based compensation expenses.

Research and Development Expenses, Vera Acquisition

Research and development expenses, Vera Acquisition consists of the fair value of acquired Vera assets that were determined to represent in-process research and development assets with no future alternative use. The in-process research and development assets were expensed under the guidance of ASC 730, Research and Development, upon the asset acquisition. No such expenses were incurred during the three months ended June 30, 2020.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities reflects the changes in the fair value of outstanding warrants which is primarily driven by changes in our stock price. We recognized a gain of $0.2 million from the change in fair value of warrant liabilities for the quarter ended June 30, 2021, as compared to a loss of $0.3 million for the quarter ended June 30, 2020.

Equity in Losses on Equity Method Investment

We account for our investment in DepYmed common shares using the equity method of accounting and record our proportionate share of DepYmed’s net income and losses. Equity in losses was $0.04 million for the quarter ended June 30, 2021, as compared to $0.1 million for the quarter ended June 30, 2020.

Other Income (Expense)

Other income of $0.4 million during the quarter ended June 30, 2020 reflects the Company’s license, and completed transfer, of certain clinical trial data during the quarter.

Results of operations for the nine months ended June 30, 2021 reflect the following changes from the nine months ended June 30, 2020:

	Nine Months ended June 30,
	2021	2020	Change
OPERATING EXPENSES
General and administrative	$8,833,214	$7,624,984	$1,208,230
Research and development	7,675,014	4,336,576	3,338,438
Research and development, Vera acquisition	2,888,029	—	2,888,029
TOTAL OPERATING EXPENSES	19,396,257	11,961,560	7,434,697
LOSS FROM OPERATIONS	(19,396,257)	(11,961,560)	(7,434,697)
OTHER INCOME (EXPENSE)
Interest expense	(19,271)	(3,226)	(16,045)
Interest income	11,520	—	11,520
Change in fair value of warrant liabilities	936,256	(909,474)	1,845,730
Equity in losses on equity method investment	(98,754)	(218,589)	119,835
Other income (expense)	315,637	409,141	(93,504)
Total other expenses, net	1,145,388	(722,148)	1,867,536
NET LOSS	$(18,250,869)	$(12,683,708)	$(5,567,161)

During the nine months ended June 30, 2021, our operating loss increased by $7.4 million compared to the nine months ended June 30, 2020. Our net loss increased by $5.6 million for the nine months ended June 30, 2021, as compared to the nine months ended June 30, 2020. The Vera acquisition was responsible for $2.9 million of the increased operating loss and increased net loss during the current nine month period. Until we are able to generate revenue from product sales, our management expects to continue to incur net losses.

General and Administrative Expenses

General and administrative expenses consist primarily of legal and professional fees, wages and stock-based compensation. General and administrative expenses increased by $1.2 million for the nine months ended June 30, 2021, as compared to the nine months ended June 30, 2020, primarily due to increases in patent fees, professional fees, settlement costs, and employee head count, and mostly offset by decreases in stock-based compensation and accounting expenses.

Research and Development Expenses

Research and development expenses consist primarily of professional fees, research, development, and manufacturing expenses, and wages and stock-based compensation. Research and development expenses increased by $3.3 million for the nine months ended June 30, 2021, as compared to the nine months ended June 30, 2020, primarily due to increases in manufacturing expenses, employee head count, and the ramp up of research and development activities.

Research and Development Expenses, Vera Acquisition

Research and development expenses, Vera Acquisition consists of the fair value of acquired Vera assets that were determined to represent in-process research and development assets with no future alternative use. The in-process research and development assets were expensed under the guidance of ASC 730, Research and Development, upon the asset acquisition. No such expenses were incurred during the nine months ended June 30, 2020.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities reflects the changes in the fair value of outstanding warrants which is primarily driven by changes in our stock price. We recognized a gain of $0.9 million from the change in fair value of warrant liabilities for the nine months ended June 30, 2021, as compared to a loss of $0.9 million for the nine months ended June 30, 2020.

Equity in Losses on Equity Method Investment

We account for our investment in DepYmed common shares using the equity method of accounting and record our proportionate share of DepYmed’s net income and losses. Equity in losses was $0.1 million for the nine months ended June 30, 2021, as compared to $0.2 million for the nine months ended June 30, 2020.

Other Income

We recognized other income of $0.3 million during the nine months ended June 30, 2021 related to the sale of certain intellectual property to DepYmed in exchange for shares of Series A-4 preferred stock. Other income of $0.4 million during the nine months ended June 30, 2020 reflects the Company’s license, and completed transfer, of certain clinical trial data during the period.

Liquidity, Capital Resources and Financial Condition

We have had no revenues from product sales and have incurred operating losses since inception. As of June 30, 2021, we had an accumulated deficit of $61.8 million. We have historically funded our operations through the sale of common stock and the issuance of convertible notes and warrants. We received $33.3 million in net proceeds from our follow-on underwriting public offering of common stock in April 2020 and $42.6 million in net proceeds from our April 2021 follow-on underwriting public offering of common stock.

We expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As a result, we will likely need to raise additional capital through one or more of the following: the issuance of additional debt or equity or the completion of a licensing transaction for one or more of our pipeline assets.

Net working capital increased from September 30, 2020 to June 30, 2021 by $27.4 million (to $57.1 million from $29.7 million). Our quarterly cash burn has increased compared to prior periods due to increased research and development and corporate activities and we expect it to continue to increase in future periods. We expect that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months and into calendar 2023. We have based this expectation on assumptions that may prove to be incorrect, and we may use our available capital resources sooner than we currently expect. In addition, we may elect to raise additional funds before we need them if the conditions for raising capital are favorable due to market conditions or strategic considerations, even if we expect we have sufficient funds for our current or future operating plans.

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

Cash Flow Summary

The following table summarizes selected items in our unaudited condensed consolidated statements of cash flows:  Operating Activities

	Nine Months ended June 30,
	2021	2020
Net cash used in operating activities	$(13,431,537)	$(7,142,340)
Net cash used in investing activities	(2,211,845)	(362,915)
Net cash provided by financing activities	42,493,574	33,116,045
Net increase in cash and cash equivalents	$26,850,192	$25,610,790

Operating Activities

Net cash used in operating activities was approximately $13.4 million for the nine months ended June 30, 2021, as compared to approximately $7.1 million for the nine months ended June 30, 2020. Net cash used in operating activities in the nine months ended June 30, 2021 was primarily the result of our net loss, as well as the change in the fair value of warrant liabilities, gain on sale of intellectual property and cash used for the security deposit and prepayment of rent under our new operating lease for office and laboratory space, offset by the research and development costs for the Vera acquisition, stock-based compensation expense, increased accrued expenses and depreciation and amortization expenses. Net cash used in operating activities in the nine months ended June 30, 2020 was primarily the result of our net loss, offset by our stock-based compensation expense, the change in fair value of warrant liabilities, depreciation and amortization expense and the loss on equity method investment.

Investing Activities

Net cash used in investing activities was approximately $2.2 million for the nine months ended June 30, 2021, as compared to $0.4 million for the nine months ended June 30, 2020. Net cash used in investing activities for the nine months ended June 30, 2021 was due to cash paid for the Vera acquisition and the purchase of laboratory and office equipment, whereas for the nine months ended June 30, 2020, the net cash used in investing activities was mainly related to laboratory equipment purchases.

Financing Activities

Net cash provided by financing activities was approximately $42.5 million for the nine months ended June 30, 2021, as compared to $33.1 million for the nine months ended June 30, 2020. Net cash provided by financing activities for both the nine months ended June 30, 2021 and 2020 primarily reflects the proceeds from the issuance of common stock of $42.6 million and $33.3 million, respectively, net of issuance costs, and the principal payments of financed insurance.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

In October 2020, the Company entered into a ten-year operating lease agreement with annual escalating rental payments for approximately 14,189 square feet of office and laboratory space in Pittsburgh, Pennsylvania. The leased premises will serve as the Company’s headquarters. The first and second amendments to the lease agreement were executed in December 2020 and April 2021, respectively (collectively with the lease agreement, referred to herein as the “Lease”). The Lease commenced on May 1, 2021 and will last for a period of ten years from delivery of the leased premises to the Company, unless earlier terminated in accordance with the Lease. The Company has the right to extend the term of the Lease for an additional five-year term. The Company will pay an escalating base rent over the life of the Lease of approximately $71,000 to $78,000 per month, and the Company will pay its pro rata portion of property expenses and operating expenses for the property.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarterly period ended June 30, 2021.

PART II.

ITEM 1. LEGAL PROCEEDINGS

We have become involved in certain legal proceedings and claims which arise in the normal course of business. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our results of operations, prospects, cash flows, financial position and brand.

On February 14, 2018, plaintiff Jeevesh Khanna, commenced an action in the Southern District of New York, against Ohr Pharmaceutical, Inc. (“Ohr”) (which was the name of the Company prior to the completion of the merger with NeuBase Therapeutics, Inc., a Delaware corporation (“Legacy NeuBase”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization entered into on January 2, 2019, as amended, pursuant to which (i) Ohr Acquisition Corp., a subsidiary of Ohr, merged with and into Legacy NeuBase, with Legacy NeuBase (renamed as “NeuBase Corporation”) continuing as a wholly-owned subsidiary of Ohr and the surviving corporation of the merger and (ii) Ohr was renamed as “NeuBase Therapeutics, Inc.” (the “Merger”)) and several current and former officers and directors, alleging that they violated federal securities laws between June 24, 2014 and January 4, 2018. On August 7, 2018, the lead plaintiffs, now George Lehman and Insured Benefit Plans, Inc., filed an amended complaint, stating the class period to be April 8, 2014 through January 4, 2018. The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, they seek to maintain the action as a class action and to recover damages on behalf of themselves and other persons who purchased or otherwise acquired Ohr common stock during the putative class period and purportedly suffered financial harm as a result. We and the individuals dispute these claims and intend to defend the matter vigorously. On September 17, 2018, Ohr filed a motion to dismiss the complaint. On September 20, 2019, the district court entered an order granting the defendants’ motion to dismiss. On October 23, 2019, the plaintiffs filed a notice of appeal of that order dismissing the action and other related orders by the district court. After full briefing and oral argument, on October 9, 2020, the U.S. Court of Appeals for the Second Circuit issued a summary order affirming the district court’s order granting the motion to dismiss and remanding the action to the district court to make a determination on the record related to plaintiffs’ request for leave to file an amended complaint. On October 16, 2020, the district court requested the parties’ positions as to how they proposed to proceed in light of the Second Circuit’s decision. After letter briefing on this issue and plaintiffs’ alternative request for leave to file a second amended complaint, on November 16, 2020, the district court denied plaintiffs’ request to amend and dismissed with prejudice plaintiffs’ claims. On December 16, 2020, plaintiffs filed a notice of appeal of that order denying plaintiffs leave to amend. Briefing on the appeal has been completed and the parties are currently awaiting a decision from the Second Circuit. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

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

ITEM 1A. RISK FACTORS

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business, prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, in addition to other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the caption “Risk Factors” that appear in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2020, filed with the U.S. Securities and Exchange Commission (“SEC”) on December 23, 2020. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations. Other than the following disclosed risk factors, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2020.

Our common stock is subject to trading risks created by the influence of third party investor websites.

Our common stock is widely traded and held by retail investors, and these investors are subject to the influence of information provided by third party investor websites and independent authors distributing information on the internet. This information has become influential because it is widely distributed and links to it appear as top company headlines on commonly used stock quote and finance websites, or through services such as Google alerts. These emerging information distribution models are a consequence of the emergence of the internet. Some information and content distribution is by individuals through platforms that mainly serve as hosts seeking advertising revenue. As such, we believe an incentive exists for these sites to increase advertising revenue by increasing page views, and for them to post or allow to be posted inflammatory information to achieve this end. It has been our experience that a significant portion of the information on these websites or distributed by independent authors about our Company is false or misleading, and occasionally, we believe, purposefully misleading. These sites and internet distribution strategies also create opportunity for individuals to pursue both “pump and dump” and “short and distort” strategies. We believe that many of these websites have little or no requirements for authors to have professional qualifications. While these sites sometimes require disclosure of stock positions by authors, as far as we are aware these sites do not audit the accuracy of such conflict of interest disclosures. We believe that many of these websites have few or lax editorial standards, and thin or non-existent editorial staffs. Despite our best efforts, we have not and may not be able in the future to obtain corrections to information provided on these websites about our Company, including both positive and negative information, and any corrections that are obtained may not be achieved prior to the majority of audience impressions being formed for a given article. These conditions create volatility and risk for holders of our common stock and should be considered by investors. We can make no guarantees that regulatory authorities will take action on these types of activities, and we cannot guarantee that legislators will act responsively, or ever act at all, to appropriately restrict the activities of these websites and authors.

Our operations have been adversely affected by the coronavirus outbreak, and we face risks that could impact our business.

We may encounter substantial delays in our preclinical testing and in future clinical trials or may not be able to conduct such efforts on the timelines we expect.

On March 13, 2020, the United States declared a national emergency. As of June 30, 2021, the national state of emergency is still in effect, however states have reopened their economies at various levels, COVID-19 vaccinations are being distributed in mass quantities. However, with new variants of COVID-19 being detected across multiple countries, it still remains unclear how the current trends of states reopening their economies will be impacted and what the overall impact of COVID-19 will be on our business.

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

From time to time, we may consider strategic transactions, such as spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Additional potential transactions that we may consider include a variety of different business arrangements, including acquisitions of companies, asset purchases and out-licensing or in-licensing of products, product candidates or technologies. Any such transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our business, financial condition and results of operations. For example, these transactions may entail numerous operational and financial risks, including:

●	exposure to unknown liabilities;

●	disruption of our business and diversion of our management’s time and attention in order to develop acquired products, product candidates or technologies;
●	incurrence of substantial debt or dilutive issuances of equity securities to pay for any of these transactions;
●	higher-than-expected transaction and integration costs;
●	write-downs of assets or goodwill or impairment charges;
●	increased amortization expenses;
●	difficulty and cost in combining the operations and personnel of any acquired businesses or product lines with our operations and personnel;
●	impairment of relationships with key suppliers or customers of any acquired businesses or product lines due to changes in management and ownership; and
●	inability to retain key employees of any acquired businesses.

For example, in late April 2021, we completed our acquisition of infrastructure, materials and intellectual property for peptide-nucleic acid scaffolds from Vera Therapeutics, Inc. (“Vera”). We are currently in the process of integrating the acquired assets in our operations and may experience delays and challenges as part of the integration process. We also may not realize the benefits we expect to achieve through the acquisition of Vera’s assets.

In addition, although there can be no assurance that we will undertake or successfully complete any other transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks, and could have a material adverse effect on our business, financial condition and results of operations.

Although we are currently eligible to file new short form registration statements on Form S-3, we cannot guarantee we will remain eligible to do so. If we were to lose such eligibility, it may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.

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

Although we are currently eligible to use registration statements on Form S-3, as a result of our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, we were previously ineligible to file new short form registration statements on Form S-3. In the event we fail to maintain our eligibility to use Form S-3 registration statements in the future, we might not be permitted to sell all of the amount of common stock we could otherwise sell prior to such time, which could adversely affect our ability to run our operations and progress our clinical and product development programs, and we would not be permitted to conduct an “at the market offering” absent an effective primary registration statement on Form S-3.

In addition, in the future if we are unable to file new registration statements on Form S-3, it may significantly impair our ability to raise necessary capital to run our operations and progress our clinical and product development programs. In that case, if we were to seek to access the capital markets through a registered offering during the period of time that we are unable to file a new registration statement on Form S-3, we may be required to publicly disclose the proposed offering and the material terms thereof before the offering commences, we may experience delays in the offering process due to SEC review of a Form S-1 registration statement and we may incur increased offering and transaction costs and other considerations. Disclosing a public offering prior to the formal commencement of an offering may result in downward pressure on our stock price. If we were unable to raise capital through a registered offering, we would be required to conduct our equity financing transactions on a private placement basis, which may be subject to pricing, size and other limitations imposed under Nasdaq rules, or seek other sources of capital.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit
1.1	Underwriting Agreement, dated as of April 22, 2021, by and among NeuBase Therapeutics, Inc. and RBC Capital Markets, LLC, Oppenheimer & Co. Inc. and Chardan Capital Markets, LLC, as representatives of the underwriters named therein	8-K	001-35963	4/22/2021	1.1

2.1+	Agreement and Plan of Merger and Reorganization, dated as of January 2, 2019, by and among Ohr Pharmaceutical, Inc., Ohr Acquisition Corp. and NeuBase Therapeutics, Inc.	8-K	001-35963	1/3/2019	2.1

2.2	First Amendment to the Agreement and Plan of Merger and Reorganization, dated as of June 27, 2019, by and among Ohr Pharmaceutical, Inc., Ohr Acquisition Corp. and NeuBase Therapeutics, Inc.	8-K	001-35963	7/3/2019	2.1

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-35963	7/12/2019	3.1

3.2	Amended and Restated Bylaws of the Company.	8-K	001-35963	9/23/2019	3.1

4.1	Form of Series A Warrant issued to investors pursuant to the Securities Purchase Agreement, dated December 7, 2016, by and among Ohr Pharmaceutical, Inc. and the purchasers listed therein.	8-K	001-35963	12/8/2016	4.1

4.2	Form of Warrant issued to investors pursuant to the Securities Purchase Agreement, dated as of April 5, 2017, by and among Ohr Pharmaceutical, Inc. and the purchasers listed therein.	8-K	001-35963	4/6/2017	4.1

4.3	Form of Common Stock Certificate.	S-8	333-233346	8/16/2019	4.17

10.1	Second Amendment to Lease Agreement, dated April 21, 2021, by and between NeuBase Therapeutics, Inc. and 350 Technology Drive Partners, LLC	8-K	001-35963	4/27/2021	10.1

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

#Management compensatory plan or arrangement.

+All schedules and exhibits to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NeuBase Therapeutics, Inc.

Date: August 13, 2021	/s/ Sam Backenroth
Sam Backenroth
Chief Financial Officer
(Principal Financial and Accounting Officer)