Form 10-K
period 2021-09-30
NeuBase Therapeutics, Inc.
filed 2021-12-23
CIK 1173281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from           to

Commission File Number 333-88480

NEUBASE THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-5622433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Technology Drive, Fourth Floor, Pittsburgh, PA 15219

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter: $161 million based upon the closing sale price of our common stock of $7.39 on that date. Common stock held by each officer and director and by each person known to own in excess of 10% of outstanding shares of our common stock has been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of December 15, 2021, 32,725,934 shares of the common stock, par value $0.0001, of the registrant were outstanding.

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

Unless the context otherwise requires, references to the “Company,” the “combined company,” “we,” “our” or “us” in this Form 10-K refer to NeuBase Therapeutics, Inc. and its subsidiaries, references to “NeuBase” refer to the Company following the completion of the Merger and references to “Ohr” refer to the Company prior to the completion of the Merger.

Except as otherwise noted, references to “common stock” in this Form 10-K refer to common stock, par value $0.0001 per share, of the Company.

PART I.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Item 1—“Business,” Item 1.A—“Risk Factors” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but appear throughout this Form 10-K. Examples of forward-looking statements include, but are not limited to our expectations, beliefs or intentions regarding our potential product offerings, business, financial condition, results of operations, strategies or prospects and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “opportunity,” “plan,” “potential,” “predicts,” “seek,” “should,” “will,” or “would,” and similar expressions and variations or negatives of these words. These forward-looking statements are based on the expectations, estimates, projections, beliefs and assumptions of our management based on information currently available to management, all of which are subject to change. Such forward-looking statements are subject to risks, uncertainties and other factors that are difficult to predict and could cause our actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed under Item 1.A—”Risk Factors” in this Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements to reflect events or circumstances after the date of such statements for any reason, except as otherwise required by law.

ITEM 1. BUSINESS

Overview

NeuBase Therapeutics, Inc. (“NeuBase”,“Company”, “we”, “us” and “our”) is a biotechnology company focused on significantly reducing the burden of untreatable morbidity and mortality across the globe caused by rare and common diseases.

To achieve this goal, we have designed, built, and validated a new precision genetic medicines platform technology able to uniquely drug the double-stranded human genome and address disease at the root of causality without many of the limitations of early precision genetic medicine technologies.

We are poised to file our first Investigational New Drug (“INDs”) applications with the U.S. Food and Drug Administration (“FDA”) beginning in calendar year 2022 and intend to scale into additional indications with increasing speed and efficiency.

Overview

Most diseases remain undruggable with current therapeutic modalities, leaving millions of patients with limited options. These include rare diseases, cancers, common chronic and infectious diseases. Most diseases are genetic, in whole or in part, underscoring the critical importance of new medicines that can drug the human genome for the future of health. Yet the genome has been difficult to target with therapies due to its double-stranded structure, which evolved to protect the fidelity of this essential blueprint of life.

Genes in the genome are “transcribed” into RNA which are then usually “translated” into proteins. As a result of the historical inability to drug the genome directly to address root causality, the pharmaceutical industry moved downstream, initially working to drug the protein products of genes. The complexity associated with drugging proteins, each of which is a unique and often dynamic molecular entity, has resulted in a drug development process that is commonly inefficient, time-consuming, and expensive with low probabilities of success. This strategy has, in part, resulted in high drug prices and a high remaining burden of unmet patient need.

These issues could potentially be resolved by targeting the genetic material itself, instead of downstream protein products. Precision genetic medicines represent a relatively new class of therapies that target genetic sequences that are the root cause of diseases. While early precision genetic medicines companies have proven that human disease can be addressed at the genetic level, the nascent field remains fragmented with most technologies only able to address a single causal genetic mechanism (either gain-of-function, change-of-function, or loss-of-function of a gene). Most technologies still act downstream at the RNA level and exhibit limitations relating to delivery, tolerability, selectivity, manufacturability, durability of effect and scalability.

We have designed, built, and validated a new technology platform that can uniquely Drug the Genome™ to address the three disease-causing mechanisms (i.e., gain-of-function, change-of-function, or loss-of-function of a gene), without the limitations of early precision genetic medicines. Our technology is predicated on synthetic peptide-nucleic acid (“PNA”) chemistry and can directly engage the genome in a sequence-specific manner and address root causality of diseases. These compounds operate by temporarily engaging the genome (or single and double-stranded RNA targets if desired) and interfering with cellular machinery that process mutant genes to halt their ability to manifest a disease. We have now repeatedly demonstrated, in proof-of-concept preclinical animal studies across FY2020 and FY2021, the ability to address multiple disease-causing genes, and different causal mechanisms, to resolve the disease state without the limitations of early genetic medicine technologies. These limitations, and the data that illustrates that we have likely engineered them out of our platform to potentially unlock broad impact across many diseases, are:

●	Delivery. Most early precision genetic medicine technologies are large and heavily negatively charged, making it difficult for them to broadly distribute throughout the body to address tissues that are affected by many diseases. This often requires them to be locally injected such as into the brain, likely limiting their ability for broad-based impact. We have designed and developed a proprietary delivery technology that allows our small, neutral-charge and water soluble compounds to be administered using a patient-friendly route such as subcutaneous injection and achieve broad biodistribution, including into the deep brain and nuclei of cells.

Validating data. Pre-clinical non-human primate (“NHP”) data presented in FY2020 illustrated the ability of a 5mg/kg systemic injection of the delivery shuttle to distribute into every tissue examined at therapeutically relevant concentrations, defined as concentrations which show activity in patient-derived cell lines when coupled to a pharmacophore. More recently, in FY2021, we presented data illustrating that the delivery shuttle conjugated to a NT-0200 program compound could be injected subcutaneously into the HSALR transgenic animal model of myotonic dystrophy type 1 (“DM1”) and achieve both molecular and functional rescue of myotonia in the distant tibialis anterior muscle group in the transgenic animal. Also, in FY2021, we presented data that illustrate that subcutaneous injection of the same delivery shuttle conjugated to a compound for the NT-0100 program into the zQ175 transgenic animal model of Huntington’s disease (“HD”) could, within 7 days from first dose cross the blood-brain barrier in sufficient concentrations to engage the mutant gene target and reduce the resultant protein levels from whole brain isolates to a statistically significant degree. This delivery shuttle is now utilized in all the current therapeutic development programs to move payloads to various tissues that are affected by diseases after patient-friendly routes of systemic administration. Delivery of drugs across the blood-brain barrier and into muscle via a systemic route has been a significant challenge in the industry.

●	Tolerability. Most early precision genetic medicine technologies trigger the innate and/or acquired immune system, limiting their ability to achieve pharmacologic doses or to be used repeatedly. For example, delivery of negatively charged nucleic acid therapies often trigger the innate immune system and delivery of proteins often trigger the acquired immune system. Our technology is comprised of fully synthetic compounds that have been shown to be “immunologically inert”, potentially allowing them to be administered chronically to temporarily Drug the Genome™ over a patient’s lifetime.

Validating data. We have illustrated good tolerability of a variety of compounds across our various programs in rodent and NHP animal models across FY2020 and FY2021, with both single and multi-dose administration. This data includes a lack of an obvious acute immune response in NHPs which has been seen with other early precision genetic medicines. Exploratory multi-species toxicology data will be presented in our DM1 program in 1H2022 (calendar year).

●	Selectivity. Many technologies in the early precision genetic medicines industry cannot discriminate between mutant gene sequences and their healthy (“wild-type”) counterparts, nor between other highly similar target sequences in the cell. This potentially limits these technologies in their ability to address small disease-causing mutations such as single nucleotide changes (“point mutations”), which account for a large fraction of disease-causing mutations and functional variants. Our technology can discriminate point mutations, which increases the opportunity space. This capability comes from the “rigid” nature of the backbone which does not tolerate imperfect target engagement. In addition, this single-base selectivity reduces the likelihood that our compounds will engage with genes elsewhere in the genome that are similar but not identical, potentially reducing any adverse events triggered by off-target engagement (“OTEs”).

Validating data. In FY2021 we presented data illustrating that we could achieve near-perfect selectivity in engaging the mutant G12D copy of the KRAS gene vs. the wild-type copy and inhibiting transcription and translation of the resultant mutant protein production in vitro. When these compounds are delivered to xenograft animal models with KRAS-mutation driven tumors, significant tumor growth reductions and signaling through downstream effectors of the KRAS pathway were measured while being well-tolerated as a gross measure of allele-selectivity. In FY2021 we also presented data that illustrated statistically significant allele-selective knock-down of mutant Huntingtin (“HTT”) protein vs. healthy wild-type protein after subcutaneous injection into the zQ175 transgenic animal model.

●	Manufacturability. Many technologies in the early precision genetic medicines industry require significant investments in custom manufacturing infrastructure, and thus are limited in their potential impact and scalability. Our technology utilizes established and fully commoditized manufacturing processes, both for small molecule and synthetic peptide synthesis (the combination of which are required to manufacture our compounds) that are available with high redundancy and at commercial scale.

Validating data. In FY2021 we nominated a development candidate for our DM1 program and initiated manufacturing scale up with several contract manufacturing organizations (“CMOs”) across the globe. Within a period of months, for relatively low cost compared to the investment required to build bespoke manufacturing facilities, we established redundancy in manufacturing for GLP and GMP materials at a scale sufficient for our work through Phase 1/2 clinical trials.

●	Durability. Many technologies in the early precision genetic medicines industry can only be dosed a single time, are often cleared by the immune system, or are otherwise not durable in their efficacy.

Validating data. We illustrated in preclinical studies in FY2020 that our delivery shuttle when delivered systemically into NHPs, is rapidly taken up into tissues across the body, and very slowly eliminated via the kidneys. Elimination of the delivery shuttle occurred at approximately 4% of the administered dose over the course of one week, promising an enduring response.

●	Scalability. Many technologies in the early precision genetic medicines industry are not truly scalable across a variety of indications, for the reasons described above. As our goal is to provide solutions to those suffering from a wide variety of diseases across the globe, we have purpose-built a scalable platform. We always address a single target type for all therapeutic programs (the genome), utilize the same delivery shuttle enabling similar pharmacokinetics (“PK”), absorption distribution metabolism and excretion (“ADME”), dose, route and regimens across programs, utilize predominantly the same chemistry yielding similar therapeutic indices, are able to predict OTEs a priori using bioinformatics and engineer around them before beginning development, and leverage manufacturing process development across programs such that ongoing platform learnings have already created increasing speed and efficiency.

Validating data. In FY2021 we launched a new set of programs in oncology targeting the most prevalent and currently undruggable KRAS mutations. The development of a series of hits was achieved with an order of magnitude higher efficiency that with our first two programs, based on a deeper understanding of the structure-activity relationships uncovered in our initial programs and use of the same delivery shuttle for seamless in vivo pharmacologic testing.

As further validation of the PATrOL™ platform’s capabilities, in FY2021, we described data illustrating that our first-in-class platform technology can address various types of causal insults by Drugging the Genome™ in animal models of a variety of human diseases after patient-friendly routes of administration and does so in a well-tolerated manner.

Based on what we believe is a solid foundation, FY2021 marked a transition from a research-stage to a development-stage company. We established new Research laboratories and Administrative offices in Pittsburgh, PA, expanded our pipeline to include both rare disease and oncology, recruited clinical development and Chemistry manufacturing and controls (“CMC”) teams, established offices in Cambridge MA, nominated a development compound for our DM1 program, initiated good manufacturing practice (“GMP”) manufacturing scale up, finalized the formulation work for subcutaneous and intravenous routes, initiated PK/ADME studies with the DM1 development candidate, and initiated PK/pharmacodynamics (“PD”) studies to define the dosing regimen for initial human studies. In addition, we have continued to optimize candidates for our HD and KRAS programs, illustrating pharmacology in vivo in appropriate animal models of each. Additionally, in FY2021, we developed a proprietary genetic disease database with utility in prioritization of pipeline expansion and partnership opportunities.

We are poised to file a series of IND applications for indications with large unmet needs such as DM1, which is expected to reach IND application filing by the end of CY2022, HD expected to reach IND application in CY2023 and cancers (KRAS G12V and G12D mutations) likely thereafter.

In advance of our first IND application filing in the fourth quarter of CY2022 and our subsequent planned transition to a clinical stage company in our combined Phase 1/2 clinical trial in DM1, the following data sets are planned to be disseminated:

Program	Calendar Year	Data Set	Relevance
DM1	1H2022	Development candidate PK / ADME and bioavailability in wild-type model(s)	Defines the exposures in muscle, heart, and brain after systemic administration to enable correct dosing for a whole-body solution
		Development candidate PK / PD in transgenic murine model(s)	Defines the relationship between tissue exposures of the development candidate and molecular / functional rescue of the disease to enable dose, route, and regimen in the clinic
		Development candidate exploratory toxicology in murine and NHP models	Illustrates the safety of the development candidate and defines the maximum tolerated dose; broader platform tolerability validation to scale other programs
	2H2022	GLP toxicology	Formalizes and extends upon the exploratory toxicology work to enable the IND filing
		Mechanistic studies including blood-brain barrier transit	Articulates details of the mechanism by which the development compound acts and is differentiated
	4Q2022	IND filing with FDA	Our belief that the pharmacology and tolerability data warrant a review by the FDA ideally enabling first-in-human studies within 30 days
HD	1H2022	Reduction in mutant HTT aggregates in the brain of transgenic murine models(s) with systemic route

Further proves passage across the blood-brain barrier in sufficient quantities and CNS distribution to reduce or eliminate the disease-causing neuronal HTT aggregates via a systemic route of administration

	2H2022	Functional rescue of transgenic murine models(s) with systemic route	Connects the reduction of mutant HTT protein and reduction in neuronal aggregates to a reduction in the progress of the disease after a systemic route
		Development candidate nomination	We believe the pharmacology and tolerability data support investment into CMC scale up and IND-enabling activities
	2023	IND filing with FDA	We have confidence that the pharmacology and tolerability data warrant a review by the FDA ideally enabling first-in-human studies within 30 days
KRAS	2022	Optimization of candidates and mechanistic studies	The properties of target engagement have been optimized for potency and selectivity including temporal dynamics of mutant KRAS reduction
		In vivo pharmacology in xenograft murine models	Articulates that systemic delivery confers beneficial pharmacologic and tolerability profiles and sets the stage for development candidate nomination

The NeuBase Opportunity

Many diseases remain undruggable with current therapeutic modalities. These include rare diseases, cancers, common chronic and infectious diseases. Most diseases are driven by functional genetic variants (including mutations). We are advancing first-in-class ultra-precision genetic medicines to Drug the Genome™ and address disease at its root cause with the goal of helping potentially millions of patients who currently have no therapeutic options.

Historically, malfunctioning proteins (the products of malfunctioning genes) have been targeted by small molecules, antibodies, or protein replacement therapies to address disease states. The fundamental challenge with these strategies has been related to a lack of an ability to accurately model protein structures and the associated structural dynamics in an easy and high-throughput manner so that drugs could be intelligently designed. In addition, biologics have been hampered by delivery challenges, such as accessibility to the organ, cell type or subcellular compartment where the missing protein is required to resolve functionality and by immunogenicity related to delivering a foreign antigenic protein into the body. Recent advances in computational methods promise to enable accurate protein structure modeling in a high-throughput manner allowing intelligently designed protein-targeting medicines. While this potentially accelerates early target engagement activities, challenges related to accurately predicting and addressing structural dynamics of the target and off-target engagement with the multitude of other molecules in the body remain daunting. Delivery challenges and immunogenicity with large molecular weight biologics persist. The challenges of drug development targeting proteins have manifested themselves in high drug pricing in the market and large remaining unmet needs for patients.

In almost every human disease, a genetic variant is introduced into a cell, either through inheritance or de novo (for example, by a mutagen) at some point in development that causes the normal cellular processes to go awry. Diseases can either be completely driven by such a single genetic variant (termed a “mutation”) or by individual or combinations of several variants (often referred to as “functional variants”) often with environmental triggers.

Sequencing of the human genome set the stage for the advent of drugs that can target nucleic acids (DNA or RNA) upstream of proteins and closer to the root of disease causality. The world’s collective knowledge of the human genome, and our ability to apply that knowledge to the development of medicines that can cure disease and mitigate suffering, has resulted in a new category of therapeutic commonly referred to as “precision genetic medicines.” In the approximately 20 years since the scientific community has delivered the first draft of the human genome sequence, efforts across the globe have identified the genetic variants that cause thousands of different diseases and consolidated this variant information into accessible databases. In parallel, a molecular diagnostics industry has matured to enable many patients to get access to the precise genetic variant that causes their disease. Today, because of these advances, it is possible to know the gene and sequence variants that must be targeted for a specific disease indication, and it is also possible to identify patients who will benefit from these therapies, thus giving rise to the precision genetic medicines industry.

In parallel, a computational infrastructure has been developed that allows precision genetic medicines companies to house and query the genome to design medicines that precisely target genes that cause disease, and also to reduce or eliminate engagement of these drugs with other highly similar sequences. Precision genetic medicines can target either DNA or RNA. Each cell in the human body contains two copies of the approximately 3 billion letter “haploid” genetic code, one copy inherited from each parent. At conception, a single fertilized egg, containing a complete approximately 6 billion letter “diploid” genome will contain all the necessary hereditary information to give rise to a complete human being. Each cell divides into daughter cells as an individual grows and develops and through the cell division process receives a replicate of the genome. Upon adulthood, a human being is comprised of trillions of individual cells, each of which is operating with a diploid genome that controls its function in the complete organism by activating various genes in various combinations at various times. Computational expertise and infrastructure have enabled the industry.

The human genome is double-stranded, an evolutionary mechanism thought to have arisen to protect this essential molecule against insult and degradation. This same protective mechanism has made directly drugging the genome difficult. Over the past decade, tremendous progress has been made in targeting genes, instead of proteins, to address diseases. Targeting nucleic acids allows one to utilize nature’s own digital information encoding system, Watson-Crick nucleobase binding which forms the basis of the double-helix of DNA, to engage an exact genetic target with a genetic medicine. Most early strategies target disease processes downstream of the double-stranded human genome primarily because early technologies cannot access the double-stranded genome. Thus, most precision genetic medicines focus on drugging RNA and are constrained to stretches of accessible single stranded portions of a target RNA.

Genes in the genome are “transcribed” into RNA molecules, which are processed by splicing events, which remove intervening sequences (“introns”) and often various combinations of protein coding sequences (“exons”) into mature messenger RNAs (“mRNA”) to form a diversity of molecules from each gene. In addition, the rate of transcription of each gene in each cell type and at each time in development, balanced with the metabolism of each mRNA molecule which often differs between transcripts, adds additional complexity to targeting RNA in disease conditions. These mRNA species are then generally translated into proteins. Each mRNA molecule can be translated into many protein molecules before it is eventually degraded. After a protein is made, it often goes through a process of “post-translational” modification, which often trims the protein and/or adds modifications such as sugar or phosphate groups onto the proteins. Thus, a single mutant gene (present in either one or two copies in most diseases) outputs many different mRNA molecules and in turn, a diversity of protein molecules with additional structural and functional complexities derived from alternative splicing. Thus, we believe that grappling with disease at the protein or RNA is inherently more complex than targeting the DNA itself, and due to our unique ability to engage the double-stranded genome to modulate gene output and/or function we believe that we have a more scalable and differentiated opportunity.

Efforts to target genes that contain disease-causing variants at the RNA and DNA level have illustrated human clinical benefit in altering the natural history of several diseases. RNA and DNA medicines generally fall into three categories: gene silencing, gene replacement and gene editing, without a single unifying technology, prior to NeuBase to potentially unify the industry. RNA silencing is centered on degrading the target transcript most often using antisense oligonucleotides (“ASOs”) or RNA interference (“RNAi”). Changing the function of an RNA can be done using splice modification or emerging RNA editing technologies. Activating RNA is being done by mRNA replacement. These therapies have transformed care for a handful of genetic and infectious diseases and prove that precision genetic medicines can resolve disease upstream of proteins.

In general, addressing each of the three main pathogenic mechanisms is done using a distinct technology. In general, the larger size and negatively charged backbones of first-generation genetic medicines therapies have posed delivery challenges. For example, the scavenger receptors in the liver clear circulating negatively charged modified nucleic acids, and tolerability issues such as immunogenicity can be seen with current RNA therapeutics due to intracellular TLR9 receptor activation and triggering on a TH1 innate immune response, a response used by the body to fight infections. First generation genetic medicines have exhibited selectivity challenges as they are often unable to adequately discriminate between small mutations and normal gene sequences. While delivery modalities of first-generation genetic medicines continue to improve with, for example, antibody-mediated delivery, they also present new manufacturing and immunogenicity complexities. Non-permanent mRNA replacement technologies also continue to improve, promising the potential to eliminate the need to encapsulate transcripts to protect them from degradation in the circulation, but tissue targeting challenges, immunogenicity and liver clearance issues will likely persist.

Medicines that target DNA are being developed in the community, with gene replacement and gene editing showing clinical successes. These approaches are meant to be permanent, which on the one hand would allow patients to live disease-free lives, but on the other hand pose challenges related to the level of rigor necessary to ensure mistakes do not occur. Gene replacement is generally currently done using viral vector-delivered gene therapies. Gene therapy can often only be administered once because patients exhibit an immune response against the viral delivery vectors. Further, gene therapy often results in heterogeneous cellular distribution. Non-viral delivery technologies are improving, which may allow DNA replacement strategies for loss-of-function conditions to mature more rapidly in the coming years. Gene editing technologies have also recently shown human in vivo clinical activity and early tolerability, but issues related to off-target editing and permanently modifying the germ cells of patients warrant caution in developing gene editing solutions. Current strategies are also defined by delivering large molecular complexes which are difficult to distribute and often include likely antigenic protein complexes, relegating most gene editing activities to ex vivo cell editing and strategies, followed by cell therapy. Gene therapy and gene editing have limitations related to delivery of high molecular weight molecules and accessing tissues at the sites of pathology, immunogenicity, durability, and safety.

We have an opportunity, with our technology platform, to scale our proprietary genetic medicines that target mutant genes at their root cause by Drugging the Genome™. We have shown in pre-clinical proof-of-concept studies that the platform technology can address most causal mechanisms of disease at the genetic level by gene silencing, gene editing or gene activating which leads to the potential of a unifying platform for the industry. Because we can drug the genome upstream of the complexity that occurs during transcription, splicing, translation and post-translational processes, and using common chemistry to engage a common target type, there are opportunities to scale across indications.

In addition, we have demonstrated with pre-clinical data in several disease indications that our PATrOL™ platform-enabled precision genetic medicines have additional benefits that have limited other genetic medicines. We have successfully validated our PATrOL™ platform’s ability to efficiently deliver genetic medicines with broad tissue distribution, including into the deep brain, and precisely engage DNA (and RNA) with a favorable safety profile and potential for sustained efficacy. These platform benefits include:

Broad bio-distribution after systemic administration including into all tissues examined at therapeutic concentrations: our compounds are water soluble and neutral in charge and achieve broad delivery, including into the deep brain, after systemic administration.

Low potential for immunogenicity allowing for repeat chronic drugging of the genome: the chemistry that forms the workhorse of the platform has been extensively shown to be well tolerated in vivo at and above effective concentrations.

Discriminates between mutant and healthy genes with single-base selectivity to reduce off-target effects: The ability to engage and bind to double-stranded DNA or single- and double-stranded RNA sequences enables better differentiation between mutant and healthy genes.

Leverages existing CMOs: our precision genetic medicines are made using commoditized small molecule and synthetic peptide manufacturing infrastructure enabling cost-effect development and rapid commercial scaling.

Is stable in biological fluids and resistant to protease or nuclease digestion due to the PNA chemistry, and when coupled to the proprietary delivery shuttle is rapidly taken up from the circulation into tissues where is resides and is slowly eliminated over time through the kidneys.

Use of the identical delivery shuttle across programs, engagement with a single target type with known engagement sites across diseases, the ability to predict and engineer out OTEs in advance, and the ability to reinvest process development and knowledge for increasing speed and efficiencies.

We designed and purpose-built a first-in-class technology platform and illustrated that the platform-enabled precision genetic medicines can precisely engage gene mutations and resolve root causality in three different diseases with different mechanisms of action, and in a well-tolerated manner.

Establishment of this novel platform was a focus of ours from initiation of operations in mid-CY2019 until mid-CY2021. At approximately that time, we evolved to include clinical development and CMC activities. The process of building a first-in-class genetic medicines platform company is unique based on the technology being developed, and that process is articulated in Figure 1, which includes an overview of platform related achievements in FY2021.

Figure 1. Major milestones achieved in establishing the first-in-class PATrOL™ platform, including development of a novel delivery shuttle that enables broad biodistribution including into the brain after systemic administration and culminating in multiple in vivo proof-of-concept data sets in high-value indications illustrating resolution of causality and tolerability. Each platform has a novel path to implementation and here we articulate the efforts over the first approximately 24 months that positioned us to file our first IND.

As a result of this platform proof-of-concept in vivo pharmacology and tolerability data, we have begun the IND-enabling activities, which will support our first human clinical trials, and a process of scaling across additional disease indications over time to achieve the long-term objective of a high-impact company. Our precision genetic medicine pipeline includes a myotonic dystrophy type 1 program (in which an IND is expected to be filed with the FDA in the fourth quarter of CY2022) and programs for Huntington’s disease and cancer (KRAS G12V and G12D mutations) in preclinical studies. Pipeline expansion into new disease areas uniquely addressable with our PATrOL™ platform is expected to continue.

The market need is enormous for a company that is able to address disease at a genetic level with a scalable technology platform. Globally, there are thousands of genetic diseases, most of which lack any therapeutic options. Most human diseases are genetic. Traditionally, therapeutic development for each disorder has been approached with a unique strategy, which is inefficient, and has resulted in a large remaining unmet need and high drug prices in the marketplace. The collective population of people with untreatable diseases, numbering in the hundreds of millions, stands to potentially benefit profoundly from the emergence of a scalable and modular treatment development platform that allows for a more efficient discovery and delivery of drug product candidates to address these conditions cohesively.

In summary, as a result of the Human Genome Project, global efforts to catalog genetic variants that cause or predispose to human disease and genetic testing infrastructure to enable patients to avail themselves of precision genetic medicines, the stage is now set for us to begin development efforts across a series of human disease with no currently available therapies and large addressable market sizes. The relatively new strategies of targeting DNA and RNA molecules upstream of proteins to address disease at the genetic level have achieved human proof-of-concept, yet these early technologies are fragmented in their ability to address the different causal mechanisms, and suffer from limitations related to delivery, tolerability, selectivity, manufacturability, durability and scalability. We believe we have a unifying solution without the limitations of other precision genetic medicine technologies that will allow us to address many diseases, both rare and common.

The PATrOL™ Platform Technology

We have designed and purpose-built a novel technology platform to address disease-causing genetic variants without the limitations of early precision genetic medicines. At the surface, our platform-enabled compounds resemble short single strands of DNA (oligonucleotides) with extremely high biding affinity that allows them to uniquely invade the human double-stranded genome. Our compounds have nucleobases that are arranged in the correct sequence to engage a known gene target, a backbone which holds the nucleobases at the proper spacing to engage a target, and an additional module which is our proprietary delivery technology. These compounds are completely synthetic molecules. The pharmacophore’s neutral charge is key to broad cell and tissue distribution, penetrating cell nuclei and the deep brain. Figure 2 below illustrates a conceptual overview of how our PATrOL™ platform technology functions.

Figure 2. Conceptual overview of the process by which NeuBase compounds enter the cell after systemic administration, engage genes within the double-stranded DNA (or RNA) and resolves root causality. A proprietary delivery shuttle coupled to modified peptide-nucleic acid oligonucleotides allow systemic delivery with broad bio-distribution including into the central nervous system, cellular entry in a non-cell type or species-specific manner, and single-base selective target engagement in the nucleus within 24 hours of dosing with a variety of binding modes that can be used to address various genetic lesions to modulate gene function based on steric interference with cellular machinery such as RNA polymerase and transcription factors. Gene editing takes advantage of recruiting endogenous high-fidelity repair enzymes and does not require delivery of proteins nor induction of double-stranded DNA breaks. The technology is also able to engage single- and double-stranded RNA in the cytoplasm and trophism for one type of nucleic acid versus another can be induced through backbone modifications.

The PATrOL™ platform is comprised of three main component modules: new nucleobases, a neutral- charged backbone, and novel delivery shuttles (Figure 3). Each of these three component modules has been specifically designed to interact with one another to achieve the desired function and can be “tuned” to refine that function.

New Nucleobases. We have assembled and invented a kit of nucleobases which can be arranged in a specific order onto a backbone so that they engage a genetic target. It is the order, or sequence, of the nucleobases that define the location within the target gene that the compound will ultimately engage. We can use natural nucleobases (that are used by the human body to construct its own genetic material); these are cytosine (“C”), guanine (“G”), adenine (“A”), thymine (“T”) and uracil (“U”). These natural nucleobases are often used as their properties are well understood and they provide for standard Watson-Crick hydrogen binding between complementary nucleobases (A to T/U; G to C). These natural nucleobases can also be modified through chemical engineering to strengthen or weaken certain positions of engagement. The combination of natural nucleobases with the neutral-charge backbone and proprietary backbone modifications allows the fully constructed compound to “invade” the double helix (or a double-stranded RNA molecule) by out-competing the complementary DNA (or RNA) strand due to a higher binding affinity for the target sequence. This ability to invade double-stranded targets also allows increased efficiency when designing compounds against RNA targets as secondary structures are less likely to interfere with target engagement and confound optimal sequence targeting. Once the PATrOL™-enabled compound has invaded, it binds via standard Watson-Crick base-pairing.

A second class of nucleobases are Hoogsteen nucleobases. When coupled to the proprietary neutral-charge backbone, Hoogsteen nucleobases allow a PATrOL™-enabled compound to scan the outside of the double helix by querying nucleobase content inside the double helix through the major groove. When a sequence match is found between these types of nucleobases and the fully Watson-Crick paired natural nucleobases inside the double helix, a triplex structure is formed.

A third class of nucleobases are termed Janus nucleobases. Janus bases are bi-specific nucleobases that can be considered natural nucleobases with a second binding face chemically engineered onto them to allow simultaneous engagement of two strands of nucleic acids. There are 16 possible Janus bases that will engage with any two strands of nucleic acids of interest. For example, Janus bases can be used in an invader use-case to double the number of hydrogen bonds that are engaged for a fixed sequence length when drugging the double helix, binding both the Watson and the Crick strands simultaneously and increasing the specificity of engagement. These bi-specific nucleobases have been shown to enable accessing double stranded RNA targets comprised of secondary structures such as imperfect hairpins (double stranded RNA targets which are folded upon themselves). In programs where we are drugging an RNA, this allows us to potentially access regions of the target molecule which may be unique in secondary structure relative to the wild-type RNA to allow enhanced selectivity for the target.

Importantly, all these nucleobases which allow sequence-specific recognition of a gene within a target double-stranded nucleic acid are required to be used in combination with our neutral-charged backbone. Without the backbone, the nucleobases do not have the ability to engage utilizing these various binding modes.

Neutral-Charged Backbone. Peptide-nucleic acids (“PNA”) form the predicate chemistry for our backbones. The key differentiator between a PNA backbone and most traditional nucleic acid backbones (like the backbones in DNA and RNA) or modified backbones (like the backbones that are used by various companies in the genetic medicines space) is that the PNA backbone is neutral (not anionic), in charge and helical in their secondary structure. PNAs use a synthetic polyamide backbone subunit (“monomer”), which, in our construction, is charge-neutral and characterized by high binding affinity to a nucleic acid target. The high binding affinity is due in part to the neutral charge that does not repulse its target nucleic acid, but also due to our ability to induce helicity through backbone modifications and thereby reduce the energy requirement necessary to engage a nucleic acid target. These features allow the nucleobases to perform in the required manner to either invade or form triplex structures. Another major differentiator of our backbone technology is, we believe, industry leading sequence selectivity of target engagement imparted by the “rigidity” of the backbone and conferring an intolerance for sequence mismatches. This manifests in an advantage to better differentiate mutant gene sequences from their wild-type counterparts, and in potentially reducing OTEs with highly similar sequences elsewhere in the genome. The backbones have high stability in biological fluids and are resistant to protease and nuclease digestion, contributing to their enduring presence in tissues after systemic administration and, we believe, to their ability to redistribute in and out of tissues over time via the circulatory system. PNA backbones have been described in the literature and by us to not trigger an innate nor acquired immune response, a key limiter of other precision genetic medicines, and potentially allow routine dosing.

We believe we are a leader in the development of the next generation of genetic medicines. We have exclusively licensed and developed proprietary innovations around PNAs that potentially enable them to be used as pharmaceuticals to address most causal mechanisms of disease by Drugging the Genome™. Our PNAs can modulate the machinery controlling gene function and fidelity, exhibit wide bio-distribution after systemic administration, including into the brain, a favorable tolerability profile, and high sequence selectivity. Our PATrOL™-enabled precision genetic medicines may be manufactured via well commoditized peptide synthetic methods in a GMP setting. We have established a decentralized, outsourced and cost effective global supply and manufacturing infrastructure to allow rapid scaling across indications.

Novel Delivery Shuttles. The third component of our modular platform is a proprietary delivery technology that works in conjunction with the backbone chemistry to enable systemic administration and achieve broad bio-distribution. The delivery shuttle is of low molecular weight, approximately 1.5 kD in size, synthetic in nature, likely non-immunogenic and is likely cell, tissue, and species agnostic in its ability to delivery our neutral water-soluble compounds into the cytoplasm or nucleus. We have previously (in FY2020) presented data with our first delivery shuttle in non-human primates (“NHPs”), which described systemic administration via an intravenous route having an in-circulation half-life of approximately 1.5 hours during which time the shuttle is taken up into every tissue in the body, including into the brain, within 4 hours post single-dose. Elimination is primarily through the renal system, and occurs slowly, with only approximately 4% of the administered dose excreted over the course of 7 days after single-dose injection. This delivery shuttle also appears to rapidly pass through the cell membranes of all cell types tested and, when coupled to a pharmacophore, engage the genetic target in less than 24 hours (earliest timepoint tested) in both cell culture and after systemic administration in vivo. We disseminated data illustrating this feature in both the DM1 and HD programs after a subcutaneous injection in FY2021. This delivery technology is currently being used for several of our therapeutic programs but does not preclude us from using various delivery technologies with our backbones.

The Therapeutic Pipeline

We are developing precision genetic medicines targeting rare, monogenic diseases, for which there are no approved therapies, as well as more common genetic disorders, including cancers that are resistant to current therapeutic approaches. Our pipeline includes therapeutic candidates for the treatment of DM1, HD, and cancer-driving point mutations in KRAS, G12V and G12D, which are involved in many tumor types and have historically been “undruggable” (Figure 4).

Based on compelling results from in vitro and in vivo preclinical studies, we plan to file an IND application for our DM1 investigational therapy in the fourth quarter of CY2022. We are targeting CY2023 to file an IND application for an investigational therapy to treat Huntington’s disease. Both are devastating systemic diseases with no effective therapies. Our oncology program has recently been announced (FY2021) together with in vivo activity illustrating allele-selective engagement of mutant KRAS at the DNA and RNA levels, with abrogation of downstream hyperactive signaling through multiple RAS pathway members, resulting in anti-

tumor activity. We continue to improve upon our platform while concurrently developing programs, resulting in next-generation compounds that continue to make their way through preclinical development in a parallel manner. We have recently finalized an analysis of the entire known mutational database and selected several additional high-value indications for screening and development.

Figure 4. The initial pipeline in rare disease and oncology, with platform learnings increasing the efficiency and speed additional undisclosed programs, both internally developed and in discussions for co-development with partners.

Myotonic Dystrophy Type 1 (DM1): NT-0200 Program

DM1 exhibits whole-body manifestations. It is a multi-system, progressive disorder characterized by weakness of smooth and skeletal muscles that can range from mild to severe, myotonia, cardiac conduction defects, cognitive deficits, respiratory distress, and shortened lifespan. Current treatment options include therapies to manage the symptoms, physical therapy, and assistive devices. No treatments that slow or stop the progression of DM1 are currently FDA approved. It is estimated that the global prevalence of DM1 is approximately 1 in 20,000 individuals.

Figure 5. NT-0200 program mechanism of action to resolve root causality. Different from other approaches, our DM1 drug candidate is designed to specifically target and not degrade the mutated DMPK RNA. Restoring mRNA splicing and downstream correct protein production, including DMPK, our precision genetic approach has the potential to be disease-modifying.

DM1 is caused by a single inherited copy of a trinucleotide repeat expansion in the 3’ untranslated region of the DMPK gene. Repeat length exceeding 34 repeats is abnormal and often patients have hundreds or thousands of repeat units. When transcribed into RNA, the expanded trinucleotide repeat creates a molecular hairpin structure that is toxic in that it results in broad mRNA splicing abnormalities in hundreds to thousands of mRNAs in the cell, characterized by a reversion from adult gene/protein isoforms to embryonic isoforms, which affect protein function in some cases (for example the skeletal muscle chloride channel). The toxic RNA hairpin sequesters muscleblind-like (MBNL) proteins making them unavailable for normal developmentally appropriate splice regulation in the nucleus of affected cells. The altered protein isoforms result in DM1’s numerous symptoms. DM1 is a multi-system disorder which would benefit from a whole-body solution.

In addition to sequestration of MBNL proteins, upregulation of the CELF1 protein (also known as CUGBP1) is a consistent feature of the disease. Importantly, patients also appear to have a haploinsufficiency of the DMPK protein resulting from entrapment of the toxic transcript in the nucleus in aggregates with MBNL such that it is not translated into a protein, with only the healthy wild-type allele being trafficked into the cytosol and being translated into a functional protein. It is unclear whether the haploinsufficiency contributes to the clinical condition, but it should be noted that the knock-out mouse model does manifest a cardiac and brain phenotype, such that it is reasonable to assume that total loss of DMPK protein is not desirable. Mice with both copies of their Dmpk gene knocked out manifest a cardiac conduction defect (Berul CI et al. Dpmk dosage alterations result in atrioventricular conduction abnormalities in a mouse myotonic dystrophy model. J Clin Invest. 1999 Feb;103(4):R1-7) and a CNS phenotype characterized by abnormal long-term potentiation hypothesized to be due to inappropriate cytoskeletal remodeling (Schulz PE et al. A role for myotonic dystrophy protein kinase in synaptic plasticity. J Neurophysiol. 2003 Mar;89(3):1177-86). Thus, strategies that explicitly degrade the wild-type and the mutant DMPK mRNA using ASOs or siRNAs may cause a secondary clinical condition in patients.

Our mechanistic strategy for the NT0200 program is to engage with the toxic RNA hairpin structure directly and release aggregated MBLN via steric displacement to restore normal RNA splicing and downstream protein production. Figure 5 illustrates the mechanism of action of our compound that targets double-stranded RNA in the nucleus of affected cells. There are several other CUG repeats in other transcripts in the human transcriptome, but they are short (<20 repeat units in length) and in studies to date we see no OTEs against these homologous sequences (that have been tested) nor cytotoxicity in patient-derived cell lines nor in wild-type or transgenic murine models at and above therapeutic concentrations.

Preclinical data previously presented demonstrated that our development candidate maintains DMPK protein levels in patient-derived cell lines after dosing and rescues the root genetic defect to normalize miss-spliced muscle mRNA transcripts in the HSALR transgenic mouse model. This has been illustrated via both an intravenous dose (single 29 mg/kg) and a subcutaneous dose (3 mg/kg multi-dose). We have also previously presented data that illustrates functional rescue of myotonia in the HSALR transgenic mouse after multi-subcutaneous dosing of 3 mg/kg (Figure 6).

In addition to splice rescue and functional rescue of myotonia that we have illustrated in the HSALR transgenic animal model, we have also illustrated target engagement and disruption of the characteristic nuclear aggregates in the tibialis anterior muscles of affected animals, and rescue of the Clcn1 protein production by immunoblotting after treatment. Restoration of the Clcn1 channel protein is required to achieve functional rescue of myotonia.

We believe that our therapeutic solution has the potential to offer patients a differentiated option in the marketplace, which includes:

●	A whole-body solution to address muscle, heart, and brain pathologies based on NHP PK/biodistribution data
●	Designed to maintain DMPK protein as opposed to explicitly degrade it, which is likely important for health
●	A patient-friendly systemic route such as subcutaneous administration

Figure 6. Molecular and functional rescue of the causative defect in patient-derived cells and the HSALR transgenic animal. Left; Our development candidate was applied directly onto patient-derived cells in culture and DMPK transcript levels were measured by quantitative RT-PCR. Center: Intravenous (“IV”) dosing with 29 mg/kg of gross weight test article rescued >75% of all statistically significant splicing defects before two weeks after single dose injection as measured by RNASeq. Right: Low doses of 3mg/kg were administered subcutaneously (“SC”), once a week for four weeks, and animals tested for muscle relaxation 6 weeks after initial dose using the plantar-flexor heel press method illustrating ~70% resolution of myotonia.

The path forward in CY2022. The PATrOL™-enabled NT-0200 program is currently in preclinical development for the treatment of DM1. We have nominated a development candidate and initiated chemistry manufacturing controls (“CMC”) scale-up for IND-enabling toxicology and plan to follow with Phase 1/2 clinical trials. Activities planned for calendar year 1H2022 include rodent and NHP pharmacokinetics (“PK”)/Absorption Distribution Metabolism and Excretion (“ADME”) and bioavailability studies (via IV and SQ routes of administration), and single and multiple dose rodent & NHP exploratory toxicology studies. In calendar year 2H2022, we plan to undertake IND-enabling toxicology studies, mechanism-of-action studies, and an IND filing planned in the fourth quarter of CY2022. We plan to present the results of these studies at various scientific and clinical meetings during CY2022 and beyond.

Huntington’s Disease (HD): NT-0100 Program

HD is a fatal neurodegenerative disease characterized by neuronal death in deep brain structures culminating in progressive impairments in movement and cognitive control followed by death. Current treatment options attempt to lessen involuntary movement and psychiatric symptoms, but disease-modifying treatments have yet to successfully advance through clinical trials.

Figure 7. NT-0100 Mechanism of action to resolve root causality. DNA-binders (NT-0100D) and RNA-binders (NT-0100R) allele-selective compounds inhibit transcription and translation, respectively to knock down mutant HTT protein while maintaining normal HTT.

HD is caused by a single inherited copy of a trinucleotide repeat expansion in the coding region of the Huntingtin gene. The expanded trinucleotide repeat is transcribed into RNA and translated into an abnormally sticky version of the Huntingtin protein, characterized by a poly-glutamine stretch of amino acids proximal to the amino-terminus of the protein. This mutant protein leads to toxic accumulation in neurons and eventual neuronal cell death, followed by death of cells throughout the body over time.

The wild-type HTT (“wtHTT”) gene has a region in which a three-base DNA sequence, CAG, is repeated many times. When the DNA sequence CAG is repeated 26 or fewer times in this region, the resulting protein behaves normally. When the DNA sequence CAG is repeated 40 times or more in this region, the resulting protein becomes toxic (mtHTT). Every person has two copies, or alleles, of the HTT gene. Only one of the alleles (the “mutant” allele) needs to bear at least 40 CAG repeats for HD to occur. Current therapies for patients with HD can only manage individual symptoms. There is no approved therapy that has been shown to delay or halt disease progression. In the U.S. alone, there are likely more than 40,000 symptomatic patients and likely more than 200,000 at-risk of inheriting the disease.

The goal of the NT0100 program is to advance a drug candidate that selectively binds the mutated DNA (or mRNA) to reduce or prevent production of the mutated protein and do so while maximally maintaining healthy wild-type protein which we believe is important to normal function. One especially important advantage of the PATrOL™ platform that makes it promising for the treatment of repeat expansion disorders like HD is the ability of our investigational therapies to target the mutant double-stranded RNA hairpin in the mtHTT transcript. This allows our therapies to inactivate mtHTT mRNA before it can be translated into a harmful protein via selective binding to the expanded CAG repeats, while leaving the wtHTT mRNA relatively unbound to drug and producing functional protein. Achieving mutant allele selectivity would be a key advantage for any RNA-based approach aiming to treat HD.

Figure 8. Subcutaneous injection of NT-0100 compounds cross the blood-brain barrier and knock down mutant HTT protein selectively after only 7 days. 1zQ175 mouse model with 190 CAG repeats in exon 1 of HTT; 60 mg/kg subcutaneous dose with NT-100D candidate on day 1 & 4; sacrifice day 7; 2zQ175 mouse model with 190 CAG repeats in exon 1 of HTT; 30 mg/kg subcutaneous dose with NT-0100R candidate on day 1 & 4; sacrifice day 7. For both NT-100D and NT-0100R, whole-brain homogenates from day 7 animals were used to prepare protein extracts for Western blotting using antibodies to detect both normal and mutant HTT protein.

The mechanism of our PATrOL™-enabled compounds is illustrated in Figure 7. The HTT protein is essential during embryogenesis and dependence upon HTT appears to decrease with age until adulthood, but the protein is known to be involved in a diverse range of functions and signaling pathways, so it is difficult to imagine complete loss of the protein would be tolerated.

Preclinical data from transgenic mouse zQ175 animal models demonstrate the ability of NT-0100 program candidate compounds to be administered subcutaneously, cross the blood-brain barrier, enter the parenchymal space, penetrate neuronal cell bodies and either act in the nucleus (DNA-targeting) or the cytoplasm (RNA-targeting) to reduce the production of toxic protein while maintaining production of normal HTT protein (Figure 8). We believe that a systemic route of administration allows even diffusion of the compound through the CNS with the potential to achieve therapeutic concentrations of our investigational therapies as every neuron in the brain is proximal to a vessel. This is a very different delivery route than utilizing an intrathecal injection into the spinal cord, which achieve high concentrations at the surface of the brain (cortex) but lesser and potentially ineffective concentrations in the deep brain (striatum) where neurons die first in HD. In FY2020, we illustrated the ability of our technology to enrich for translational inhibition and resultant reduction of mutant protein formation in human patient-derived cell lines versus wild-type protein production, and that our investigational therapies can inhibit ribosomal elongation via high-affinity binding to a target RNA. In FY2021, we presented new data demonstrating selective reduction of mutant Huntingtin protein in the brain after subcutaneous dosing in the zQ175 Huntington’s disease transgenic mouse model targeting both the mutant mRNA and inhibiting translation, but also now by targeting the DNA and inhibiting transcription after subcutaneous administration – not only illustrating passage across the blood-brain barrier after a patient-friendly route but also allele-selective knock-down.

We believe the potential differentiators of our HD program are:

●	Whole-body solution to address brain and body pathologies based on NHP PK/biodistribution studies
●	Designed to maintain normal Huntingtin protein which is likely important for health
●	Patient-friendly systemic route such as subcutaneous administration

Figure 9. Systemic delivery (left panel) allows even perfusion of the CNS to access the striatum. Mechanism of DNA- (middle panel) and RNA-targeted (right panel) allele-selective compounds to knock down mutant HTT protein while maintaining normal HTT.

The path forward in CY2022. The PATrOL™-enabled NT-0100 program is currently in preclinical development for the treatment of HD. We expect to file an IND application in calendar year 2023. Planned activities to support program advancement in FY2022 include illustrating reduction in mutant HTT aggregates in the brains of transgenic murine model(s) with systemic routes of administration, functional rescue of transgenic murine models with systemic routes and development candidate nomination.

Oncology (KRAS G12D and G12V): NT-0300 Program

Our oncology program targets KRAS G12D and G12V gene mutations, which are the two most common and historically “undruggable” KRAS driver mutations. There are no approved therapies for KRAS G12D or G12V mutations, which account for approximately 55% of all KRAS mutations.

We have designed novel PATrOL™-enabled compounds to selectively engage with the mutant cancer driver mutation at either the DNA or RNA level to inhibit downstream mutant KRAS protein production and hyperactive mitotic signaling. In addition, these compounds targeting KRAS codon 12 mutations have the potential to work against NRAS and HRAS mutations as there is sequence identity at the target engagement site in each mutant form of the gene. Preclinical studies have shown tumor growth inhibition after intra-tumoral administration and reduction of downstream signaling, validating that the compounds can engage the target. We have also shown preclinical data illustrating that we achieve allele-selective engagement of the mutant allele with single-nucleotide precision. Figure 9 illustrates how the compounds access the KRAS mutations in codon 12 at the DNA and RNA levels, and Figure 10 illustrates the in vitro and in vivo proof-of-concept data illustrating potency and selectivity of target engagement.

While our KRAS program is in early development, we believe it illustrates not only a viable path forward to the clinic with investigational therapies that can target the mutated gene at the level of DNA (as opposed to RNA or protein levels) which provides potential potency and dosing advantages, but also the ability of the PATrOL™-enabled compounds to achieve single-base selectivity. We believe we can scale this across missense mutations and smaller mutational events in new targets that other genetic medicine modalities have difficulty accessing selectively.

Figure 10. Representative results from in vitro and in vivo hits that selectively engage KRAS activating point mutations in exon 1 at the DNA and RNA levels and exhibit pharmacologic effects, reduce downstream signaling. 1>90% knock-down of KRAS G12D mutant protein relative to wild-type KRAS protein in an in vitro transcription and translation assay utilizing a KRAS G12D-specific compound; 0.3 mg/kg intra-tumoral injections into HPAFII heterozygous pancreatic cancer xenografts on day 1, 7 and 14 (orange triangles)

We believe the potential advantages of our KRAS inhibitors include:

●	Whole-body solution to address primary tumors and metastases
●	Designed to maintain normal KRAS protein which is likely important for health
●	Patient-friendly systemic route such as intravenous or subcutaneous administration

The path forward in CY2022. Proposed program activities include optimization of potency and selectivity, mechanism of action studies, and in vivo pharmacology studies with systemic routes of administration.

Summary

We are currently focused on therapeutic areas in which we believe our drugs will provide the greatest benefit with a significant market opportunity. We intend to utilize our technology to build a pipeline of custom designed therapeutics for additional high-value disease targets. We plan to leverage appropriate partnering strategies based on the specific drug candidate, therapeutic area expertise, and resources potential partners may bring to a collaboration. For some drug candidates, we may choose to develop and, if approved, commercialize them ourselves or through our affiliates. For other drug candidates, we may form single or multi-asset partnerships leveraging our partners’ global expertise and resources needed to support large commercial opportunities.

Preclinical studies are being conducted to evaluate the PATrOL™ platform technology and program candidates in the areas of pharmacokinetics, pharmacodynamics (“PD”) and tolerability. We reported results from certain of those studies in the first calendar quarter of 2020 and have extended upon certain of those studies in the fourth calendar quarter of 2020. These results demonstrated that our platform technology can be administered to human patient-derived cell lines and systemically (IV) into animals with DM1 (HSALR, a genetically modified mouse model accepted as representative of the human disease in skeletal muscle) to address their causal genetic defect. We also presented additional results from ongoing preclinical studies evaluating the PATrOLTM platform and pipeline indications at an R&D day in June 2021. This included functional rescue of myotonia in the HSALR DM1 transgenic animal model after a series of 4 subcutaneous loading doses, which was well tolerated, together with data describing resolution of nuclear inclusions after a single intravenous dose in the same animal model, and restoration of the murine skeletal muscle chloride channel (Clcn1), a pre-requisite to functional resolution of myotonia. In the second half of CY2021 we nominated a development candidate for DM1, finalized the hiring of a clinical development team led by a Chief Medical Officer (Sandra Rojas-Caro, M.D.) and a Chief Technology Officer (Anthony Rossomando, Ph.D.), and initiated scale-up of CMC to produce test article for the IND-enabling work and the Phase 1/2 clinical trials. The table below summarizes ongoing and planned activities in support of IND filings and pipeline expansion.

Program	Calendar Year	Data Set	Relevance
DM1	1H2022	Development candidate PK / ADME and bioavailability in wild-type model(s)	Defines the exposures in muscle, heart, and brain after systemic administration to enable correct dosing for a whole-body solution
		Development candidate PK / PD in transgenic murine model(s)	Defines the relationship between tissue exposures of the development candidate and molecular / functional rescue of the disease to enable dose, route, and regimen in the clinic
		Development candidate exploratory toxicology in murine and NHP models	Illustrates the safety of the development candidate and defines the maximum tolerated dose; broader platform tolerability validation for other programs
	2H2022	GLP toxicology	Formalizes and extends upon the exploratory toxicology work to enable the IND filing
		Mechanistic studies including blood-brain barrier transit	Articulates details of the mechanism by which the development compound acts and is differentiated
	4Q2022	IND filing with FDA	Our belief that the pharmacology and tolerability data warrant a review by the FDA ideally enabling first-in-human studies within 30 days
HD	1H2022	Reduction in mutant HTT aggregates in the brain of transgenic murine models(s) with systemic route

Further proves passage across the blood-brain barrier in sufficient quantities and CNS distribution to reduce or eliminate the disease-causing neuronal HTT aggregates via a systemic route of administration

	2H2022	Functional rescue of transgenic murine models(s) with systemic route	Connects the reduction of mutant HTT protein and reduction in neuronal aggregates to a reduction in the progress of the disease after a systemic route
		Development candidate nomination	We believe the pharmacology and tolerability data support investment into CMC scale up and IND-enabling activities
	2023	IND filing with FDA	We have confidence that the pharmacology and tolerability data warrant a review by the FDA ideally enabling first-in-human studies within 30 days
KRAS	2022	Optimization of candidates and mechanistic studies	The properties of target engagement have been optimized for potency and selectivity including temporal dynamics of mutant KRAS reduction
		In vivo pharmacology in xenograft murine models	Articulates that systemic delivery confers beneficial pharmacologic and tolerability profiles and sets the stage for development candidate nomination

We plan to attend various scientific and medical conferences in CY2022 where we plan to present the results of the activities that are described in the above timeline.

Overall, using our PATrOL™ platform, we believe we can create therapies that may have distinct advantages over other chemical entities currently in the market or in development for precision genetic medicine applications to modulate mutant genes and improve a clinical trait or disorder. We employ a rational approach to selecting disease targets, considering many scientific, technical, business and indication-specific factors before choosing each indication. We intend to build a diverse portfolio of therapies to treat a variety of health conditions.

We believe the depth of our knowledge and expertise with PNAs, engineered nucleotides, genetics, genomics and therapeutic development of first-in-class modalities allows us to determine the optimal development and commercialization strategy to maximize the near and longer-term value of our therapeutic programs. We believe the breadth of the PATrOL™ platform gives us the ability to potentially address a multitude of diseases.

Intellectual Property

The initial intellectual property position behind our fundamental PATrOL™ technology was initially developed at CMU. Our success depends, in part, on our ability to obtain patent protection for our product candidates in the United States and other countries. We have exclusively licensed patent applications, pursuant to our license agreement with CMU (the “CMU License Agreement”), protecting our platform for development and commercialization of therapeutics. We will continue to focus our resources on obtaining patents and filing new patent applications that drive value.

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

Patent Portfolio

We plan to seek patent protection in significant markets and/or countries for each product to be developed. We also seek to maximize patent terms. In some cases, the patent term can be extended to recapture a portion of the term lost during the FDA regulatory review. The patent exclusivity period for a drug may deter generic drugs from entering the market. Patent exclusivity depends on a number of factors including initial patent term and available patent term extensions based upon delays caused by the regulatory approval process. We also rely on trade secrets, proprietary know-how and continuing technological innovation to develop and maintain a competitive position in our field.

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

As partial consideration for the license right, we issued and delivered to CMU 835,625 shares of our common stock. Further, as partial consideration for the license right, we issued a warrant to CMU, and CMU exercised such warrant prior to the effective time of the Merger for an aggregate of 103,787 shares of our common stock. Under the CMU License Agreement, CMU has preemptive rights with respect to certain future sales of securities by us for capital-raising purposes, “piggyback” registration rights and co-sale rights with respect to certain resales of shares by our stockholders.

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

Manufacturing

We currently manufacture our starting materials both in-house and by using third-party suppliers and our research-scale final products both in-house and externally. We intend to rely on third parties for larger scale manufacturing going forward. We currently contract for the manufacture of developmental quantities of our product candidates that we may develop. We currently employ internal resources and third-party consultants to manage our manufacturing contractors.

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

Competition

The biotechnology industry is highly competitive and involves a high degree of risk. Potential competitors in the United States and worldwide are numerous and include pharmaceutical and biotechnology companies, educational institutions and research foundations. We compete with many of these entities who, either alone or with their strategic partners, have far greater experience, capital resources, research and technical resources, marketing experience, clinical trial experience, and research and development staffs and facilities than we do. Some of our competitors may develop and commercialize products that compete directly with our product candidates, and they may introduce products to market earlier than our products or on a more cost-effective basis. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and also, in the future, in recruiting clinical trial sites and subjects for our clinical trials.

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

There are no disease-modifying treatments available for DM1. Based on publicly available information, we are aware of several companies actively pursuing preclinical and clinical development on various approaches to treat DM1 including AMO Pharma, Avidity Biosciences, Dyne Therapeutics, Vertex, Triplet Therapeutics, Expansion Therapeutics, and Nuredis.

Asset Purchase Agreement

On January 27, 2021, we entered into an Asset Purchase Agreement by and among us, NeuBase Corporation, our wholly owned subsidiary, and Vera Therapeutics, Inc. (“Vera”), as amended by the Amendment to Asset Purchase Agreement, dated as of April 20, 2021, by and between the Company and Vera (collectively, the “APA”). Pursuant to the terms of the APA, we acquired infrastructure, materials, and intellectual property for PNA scaffolds from Vera for total consideration of approximately $0.8 million in cash and 308,635 shares of common stock, with an aggregate fair value of $1.8 million (of which 146,375 were issued to Vera and 162,260 were to be held in escrow and released to Vera in accordance with the terms of an escrow agreement between NeuBase Corporation and Vera) (the “Vera Acquisition”). The transaction closed on April 26, 2021.

Common Stock Offering

On April 26, 2021, we closed an underwritten public offering of 9,200,000 shares of common stock (inclusive of 1,200,000 shares that were sold pursuant to the underwriters’ full exercise of their option to purchase additional shares of common stock), at a price to the public of $5.00 per share. We received net proceeds from the offering of approximately $42.6 million, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by us. We have used and intend to use the net proceeds from this offering for working capital and general corporate purposes and to advance the development of our product candidates and expand our pipeline.

Legacy NeuBase Pre-Merger Programs

We have an equity interest in DepYmed, Inc. (“DepYmed”), a joint venture that Ohr entered into with Cold Spring Harbor Laboratory in 2014. DepYmed is a preclinical stage company focused on Wilson’s disease, Rett syndrome, and oncology applications. We also retain intellectual property, which has been licensed to DepYmed, and have no other ongoing obligations (monetary or otherwise) to DepYmed. In February 2021, the Company sold certain intellectual property to DepYmed in exchange for shares of Series A-4 preferred stock of DepYmed.

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

The process required by the FDA before drugs may be marketed in the United States generally involves the following:

●	completion of non-clinical laboratory tests, animal studies and formulation studies conducted according to good laboratory practice or other applicable regulations;
●	submission of an Investigational New Drug application (“IND”), which allows clinical trials to begin unless the FDA objects within 30 days;
●	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use or uses conducted in accordance with Good Clinical Practices (“GCPs”), which are international ethical and scientific quality standards meant to assure that the rights, safety and well-being of trial participants are protected, and to define the roles of clinical trial sponsors, administrators and monitors and to assure clinical trial data integrity;
●	pre-approval inspection of manufacturing facilities and clinical trial sites; and
●	FDA approval of an NDA, which must occur before a drug can be marketed or sold.

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

For purposes of NDA approval, human clinical trials are typically conducted in sequential phases that may overlap:

●	Phase I - The drug is initially given to healthy human subjects or patients in order to determine metabolism and pharmacologic actions of the drug in humans, side effects and, if possible, to gain early evidence on effectiveness. During Phase I clinical trials, sufficient information about the investigational drug’s pharmacokinetics and pharmacologic effects may be obtained to permit the design of well-controlled and scientifically valid Phase II clinical trials.
●	Phase II - Clinical trials are conducted to evaluate the effectiveness of the drug for a particular indication or in a limited number of patients in the target population to identify possible adverse effects and safety risks, to determine the efficacy of the drug for specific targeted diseases and to determine dosage tolerance and optimal dosage. Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase III clinical trials.
●	Phase III - When Phase II clinical trials demonstrate that a dosage range of the drug appears effective and has an acceptable safety profile, and provide sufficient information for the design of Phase III clinical trials, Phase III clinical trials in an expanded patient population at multiple clinical sites may be undertaken. They are performed after preliminary evidence suggesting effectiveness of the drug has been obtained, and are intended to further evaluate dosage, effectiveness and safety, to establish the overall benefit-risk relationship of the investigational drug and to provide an adequate basis for product labeling and approval by the FDA. In most cases, the FDA requires two adequate and well-controlled Phase III clinical trials to demonstrate the efficacy of the drug in an expanded patient population at multiple clinical trial sites.
●	Phase IV - The FDA may require, or companies may pursue, additional clinical trials after a product is approved. These Phase IV clinical trials may be made a condition to be satisfied for continuing drug approval. The results of Phase IV clinical trials can confirm the effectiveness of a product candidate and can provide important safety information.

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

The NDA Approval Process

In order to obtain approval to market a drug in the United States, a marketing application must be submitted to the FDA that provides data establishing to the FDA’s satisfaction the safety and effectiveness of the investigational drug for the proposed indication. Each NDA submission requires a substantial user fee payment (exceeding $2.9 million in fiscal year 2021) unless a waiver or exemption applies. The application includes all relevant data available from pertinent non-clinical studies, or preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators that meet GCP requirements.

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

The federal False Claims Act prohibits anyone from knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Although we would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our product candidates, and the sale and marketing of our product candidates, are subject to scrutiny under this law. For example, pharmaceutical companies have been found liable under the federal False Claims Act in connection with their off-label promotion of drugs. Penalties for a federal False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between currently $11,803 and $23,607 for each separate false claim, the potential for exclusion from participation in federal healthcare programs and, although the federal False Claims Act is a civil statute, conduct that results in a federal False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine. In addition, private individuals have the ability to bring actions under the federal False Claims Act and certain states have enacted laws modeled after the federal False Claims Act.

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

Patient Protection and Affordable Care Act

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “PPACA”), was enacted, which includes measures that have or will significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of the PPACA of greatest importance to the pharmaceutical industry are the following:

●	The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s covered outpatient drugs furnished to Medicaid patients. Effective in 2010, the PPACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs and biologic agents to 23.1% of the average manufacturer prices (“AMP”) and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The PPACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by expanding the population potentially eligible for Medicaid drug benefits. The CMS have proposed to expand Medicaid rebate liability to the territories of the United States as well. In addition, the PPACA provides for the public availability of retail survey prices and certain weighted average AMPs under the Medicaid program. The implementation of this requirement by the CMS may also provide for the public availability of pharmacy acquisition of cost data, which could negatively impact our sales.
●	In order for a pharmaceutical product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. The PPACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children’s hospitals, these newly-eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs when used for the orphan indication. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.
●	The PPACA imposes a requirement on manufacturers of branded drugs and biologic agents to provide a 50% discount off the negotiated price of branded drugs dispensed to Medicare Part D patients in the coverage gap (i.e., “donut hole”).
●	The PPACA imposes an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications.
●	The PPACA requires pharmaceutical manufacturers to track certain financial arrangements with physicians and teaching hospitals, including any “transfer of value” made or distributed to such entities, as well as any investment interests held by physicians and their immediate family members. Manufacturers are required to track this information and were required to make their first reports in March 2014. The information reported is publicly available on a searchable website.

●	As of 2010, a new Patient-Centered Outcomes Research Institute was established pursuant to the PPACA to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products.
●	The PPACA created the Independent Payment Advisory Board, which has the authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. Under certain circumstances, these recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings.
●	The PPACA established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation through 2020.

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

As of September 30, 2021, we had 33 full-time employees in the United States. None of our employees are represented by a collective bargaining agreement. We believe that we have a good relationship with our employees.

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

Address

Our principal executive offices are located at 350 Technology Drive, Fourth Floor, Pittsburgh, PA 15219, and our telephone number is (646) 450-1790. Our website is located at www.neubasetherapeutics.com. Any information contained on, or that can be accessed through, our website is not incorporated by reference into, nor is it in any way part of, this Form 10-K.

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

●	We have a limited operating history and face significant challenges and expense as we build our capabilities.
●	We have incurred net losses in every period since our inception and anticipate that we will incur substantial net losses in the future.
●	The approach we are taking to discover and develop nucleic acid therapeutics is novel and may never lead to marketable products.
●	Anti-gene technology is a relatively new technology, and our revenue opportunities will be materially limited if we are unable to use this technology in our intended product pipeline.
●	We will need substantial additional financing to develop our products and implement our operating plan. If we fail to obtain additional financing, we will be unable to complete the development and commercialization of our product candidates.
●	If we fail to establish and maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our consolidated operating results, our ability to operate our business, our ability to raise capital, and our stock price.
●	The COVID-19 pandemic has led to a national state of emergency in the United States. Despite the wide-spread availability of COVID-19 vaccines, given the prevalence of new COVID-19 variants it remains unclear what the overall impact of COVID-19 will be on our business.
●	We will likely be heavily reliant on our partners for access to key resources for the manufacturing and development of our product candidates.
●	Our product pipeline is based on novel technologies, which makes it difficult to predict the time and cost of product candidate development and obtaining regulatory approval.
●	Our business is highly dependent on the success of our platform and lead product candidates. If we are unable to obtain approval for our lead product candidates and effectively commercialize our lead product candidates for the treatment of patients in approved indications, our business would be significantly harmed.
●	The programs in our product pipeline may cause undesirable side effects or have other properties that could halt their preclinical or clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.
●	Any potential clinical trials in the future may fail to demonstrate the safety and efficacy of any of our product candidates, which would prevent or delay regulatory approval and commercialization.
●	We may encounter substantial delays in our preclinical testing and in future clinical trials (particularly given the effects of the COVID-19 global pandemic), or may not be able to conduct such efforts on the timelines we expect.
●	If we encounter difficulties enrolling patients in our future clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

●	We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
●	We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
●	We will rely on third parties to conduct our clinical trials and manufacture our product candidates in the future. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.
●	We depend on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which would harm our business.
●	If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of those rights would diminish. Legal proceedings to protect or enforce our patents, the patents of our partners, our licensed patents or our other intellectual property rights could be expensive, time consuming, and unsuccessful.
●	Any claims or lawsuits relating to infringement of intellectual property rights brought by or against us will be costly and time consuming and may adversely affect our business, financial condition and results of operations.
●	We have never paid dividends on our capital stock and we do not intend to pay dividends for the foreseeable future. Consequently, any gains from an investment in our common stock will likely depend on whether the price of our common stock increases.
●	Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.
●	The market price of our common stock is likely to be volatile and could fluctuate or decline, resulting in a substantial loss of your investment.
●	Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could cause you to incur dilution and could cause the market price of our common stock to fall.

Risk Factors

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business, prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors in its entirety, in addition to other information contained in this Form 10-K and our other public filings with the Securities and Exchange Commission (the “SEC”). Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Risks Related to the Company

We are a preclinical-stage company, have a very limited operating history, are not currently profitable, do not expect to become profitable in the near future and may never become profitable.

We are a preclinical-stage biotechnology company specializing in the discovery and development of a class of deoxy-ribonucleic acid and ribonucleic acid-targeting drugs called peptide nucleic acids or anti-genes, which did not change as a result of the merger between Ohr Pharmaceutical, Inc., a Delaware corporation and NeuBase Therapeutics, Inc., a Delaware corporation, in accordance with the terms of the Agreement and Plan of Merger Reorganization entered into on January 2, 2019. Since our incorporation, we have focused primarily on the development of our proprietary Peptide-nucleic acid AnTisense OLigo platform and preclinical-stage therapeutic candidates. Our platform technology and all of our therapeutic candidates are in the preclinical development stage, and we have not initiated clinical trials for any of our product candidates, nor have any products been approved for commercial sale and we have not generated any revenue. To date, we have not completed a clinical trial (including a pivotal clinical trial), obtained marketing approval for any product candidates, manufactured a commercial scale product or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Drug development is also a highly uncertain undertaking and involves a substantial degree of risk.

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

We have concentrated our efforts and research and development activities on nucleic acid therapeutics and our synthetic chemistry drug discovery and development platform comprised of peptide nucleic acids with natural and engineered nucleotides and targeting technology. Our future success depends on the successful development and manufacturing of such therapeutics and the effectiveness of our platform. The scientific discoveries that form the basis for our efforts to discover and develop new drugs, including our discoveries about the relationships between oligonucleotide stereochemistry and pharmacology, are relatively new. The scientific evidence to support the feasibility of developing drugs based on these discoveries or PNAs in general is limited. Skepticism as to the feasibility of developing nucleic acid therapeutics and PNAs generally has been, and may continue to be, expressed in scientific literature. In addition, decisions by, and negative results of, other companies with respect to their oligonucleotide development efforts may increase skepticism in the marketplace regarding the potential for oligonucleotides and PNAs.

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

To receive regulatory approval for the commercialization of the PATrOL™ platform, or any product candidates that we may develop, adequate and well-controlled clinical trials must be conducted to demonstrate safety and efficacy in humans to the satisfaction of the FDA, the EMA and comparable foreign authorities. In order to support marketing approval, these agencies typically require successful results in one or more Phase III clinical trials, which our current product candidates have not yet reached and may never reach. The development process is expensive, can take many years and has an uncertain outcome. Failure can occur at any stage of the process. We may experience numerous unforeseen events during, or as a result of, the development process that could delay or prevent commercialization of our current or future product candidates, including the following:

●	preclinical studies conducted with product candidates for potential clinical development to evaluate their toxicology, carcinogenicity and pharmacokinetics and optimize their formulation, among other things, may produce unfavorable results;
●	patient recruitment and enrollment in clinical trials may be slower than we anticipate;
●	clinical trials may produce negative or inconclusive results;
●	costs of development may be greater than we anticipate;

●	the potential advantages of the PATrOL™-enabled anti-gene drug candidates may not materialize and thus would confer no benefits to patients over other parties’ products that may emerge;
●	our product candidates or our PATrOL™ platform may cause undesirable side effects that delay or preclude regulatory approval or limit their commercial use or market acceptance, if approved;
●	collaborators who may be responsible for the development of our product candidates may not devote sufficient resources to these clinical trials or other preclinical studies of these candidates or conduct them in a timely manner; or
●	we may face delays in obtaining regulatory approvals to commence one or more clinical trials.

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

We believe that our existing balance of cash and cash equivalents will enable us to fund our operations for at least the next 12 months from the date this Form 10-K is filed with the SEC. In particular, we expect that these funds will allow us to achieve certain preclinical milestones for our NT0100 program for HD and our NT0200 program for DM1, but we expect that we will need to obtain additional funding to obtain clinical data from the programs. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities, and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations may be materially adversely affected. In addition, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our inability to fund our business could lead to the loss of your investment

Our future capital requirements will depend on many factors, including, but not limited to:

●	the scope, rate of progress, results and cost of our preclinical studies, clinical trials and other related activities;
●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
●	the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future product candidates;
●	the number and characteristics of the product candidates it seeks to develop or commercialize;
●	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates;
●	the cost of commercialization activities if any of our current or future product candidates are approved for sale, including marketing, sales and distribution costs;
●	the expenses needed to attract and retain skilled personnel;
●	the costs associated with being a public company;
●	the costs incurred in maintaining appropriate facilities to be able to perform the necessary work to develop our products;
●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval; and
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation.

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

We have invested, and we expect to continue to invest, significant efforts and financial resources in the development of product candidates based on our PATrOL™ platform. Our ability to generate meaningful revenue, which may not occur for the foreseeable future, if ever, will depend heavily on the successful development, regulatory approval and commercialization of one or more of these product candidates using our PATrOL™ platform. We will not be able to develop new product candidates if it is found that the PATrOL™ platform does not work or create product candidates that are not safe for use in humans. Since all of our product candidates in our current pipeline are based on our PATrOL™ platform, if any product candidate fails in development as a result of an underlying problem with our PATrOL™ platform, then we may be required to discontinue development of all product candidates that are based on our therapeutic approach. If we were required to discontinue the development of such product candidates based on the PATrOL™ platform, or if any of them were to fail to receive regulatory approval or achieve sufficient market acceptance, we could be prevented from or significantly delayed in achieving profitability. We can provide no assurance that we would be successful at developing other product candidates based on an alternative therapeutic approach from our PATrOL™ platform.

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

The pharmaceutical market and biotechnology industry are intensely competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations, both in the U.S. and worldwide, are pursuing the development of novel drugs for the same diseases that we are targeting or expect to target. Many of our competitors have, either alone or with strategic partners:

●	much greater financial, research, technical and human resources than we have at every stage of the discovery, development, manufacture and commercialization of products and product candidates;
●	more extensive experience in designing and conducting preclinical studies and clinical trials, obtaining regulatory approvals, and in manufacturing, marketing and selling pharmaceutical products and product candidates;
●	product candidates that are based on previously tested or accepted technologies;
●	products and product candidates that have been approved or are in late stages of development; and
●	collaborative arrangements in our target markets with leading companies and research institutions.

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

Our competitors may develop or commercialize products with significant advantages over any product candidates we are able to develop and commercialize based on many different factors, including:

●	the safety and effectiveness of our product candidates relative to alternative therapies, if any;
●	the ease with which our product candidates can be administered and the extent to which patients accept relatively new routes of administration;
●	the timing and scope of regulatory approvals for these product candidates;
●	the availability and cost of manufacturing, marketing and sales capabilities;
●	price;
●	reimbursement coverage from governments and other third-party payors; and
●	patent position and intellectual property protection.

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

A novel strain of coronavirus, COVID-19, originated in Wuhan, China, in December 2019. The virus has spread globally and includes a significant number of cases in the U.S., Europe and Asia. On March 13, 2020, the United States declared a national emergency. As of September 30, 2021, the national state of emergency is still in effect, however states have reopened their economies at various levels, COVID-19 vaccinations are being distributed in mass quantities. However, with new variants of COVID-19 being detected across multiple countries, it still remains unclear how the current trends of states reopening their economies will be impacted and what the overall impact of COVID-19 will be on our business.

We have relationships with contract research organizations to conduct certain pre-clinical programs and testing and other services in Europe and certain of those business operations have been impacted by the COVID-19 pandemic and are further subject to potential business interruptions arising from new protective measures that may be taken by the governmental or other agencies or governing bodies. We also conduct limited operations within Asia through third-party contract manufacturing organizations whose operations have been and may continue to be negatively affected by the coronavirus outbreak. Shipping and importation of contracted manufactured goods could also be negatively affected. In addition, certain of our collaborative relationships with academic research institutions in the United States have been and may continue to be materially and adversely impacted by protective measures taken by those institutions or federal and state agencies and governing bodies to restrict access to, or suspend operations at, such facilities. Such protective measures, including quarantines, travel restrictions and business shutdowns, have impacted and may continue to negatively affect our core operations. We have taken precautionary measures aligned with CDC, state and local guidelines that are intended to help minimize the risk of the virus to our employees, including the provision of personal protective equipment, suspension of non-essential travel worldwide for our employees, and we discourage employee attendance at other gatherings. Several of our employees work remotely. Business disruptions elsewhere in the world could also negatively affect the sources and availability of components and materials that are essential to the operation of our business.

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

Even if our product candidates obtain regulatory approval, our products, if any, may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:

●	the effectiveness of our approved product candidates as compared to currently available products;
●	patient willingness to adopt our approved product candidates in place of current therapies;
●	our ability to provide acceptable evidence of safety and efficacy;
●	relative convenience and ease of administration;
●	the prevalence and severity of any adverse side effects;
●	restrictions on use in combination with other products;
●	availability of alternative treatments;
●	pricing and cost-effectiveness assuming either competitive or potential premium pricing requirements, based on the profile of our product candidates and target markets;

●	effectiveness of our or our partners’ sales and marketing strategy;
●	our ability to obtain sufficient third-party coverage or reimbursement; and
●	potential product liability claims.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of September 30, 2021, we had 33 full-time employees. We will rely primarily on outsourcing research, development and clinical trial activities, and manufacturing operations, as well as other functions critical to our business. We believe this approach enhances our ability to focus on our core product opportunities, allocate resources efficiently to different projects and allocate internal resources more effectively. We have filled several key open positions and are currently recruiting for a few remaining positions. However, competition for qualified personnel is intense. We may not be successful in attracting qualified personnel to fulfill our current or future needs. In the event we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of our product candidates, and may have difficulty in meeting our obligations as a public company. We do not maintain “key person” insurance on any of our employees.

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

Certain members of our current management have limited public company experience, which could put us at greater risk of incurring fines or regulatory actions for failure to comply with federal securities laws and could put us at a competitive disadvantage and require our management to devote additional time and resources to ensure compliance with applicable corporate governance requirements.

Certain members of our current executive management do not have experience in managing and operating a public company, which could have an adverse effect on our ability to quickly respond to problems or adequately address issues and matters applicable to public companies. Any failure to comply with federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially adversely affect our business, financial condition and results of operations. Further, since certain of our current executive officers do not have experience managing and operating a public company, we may need to dedicate additional time and resources to comply with legally mandated corporate governance policies relative to our competitors whose management teams have more public company experience.

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

We and our suppliers may experience a disruption in our and their business as a result of natural disasters. A significant natural disaster, such as an earthquake, hurricane, flood or fire, could severely damage or destroy our headquarters or facilities or the facilities of our manufacturers or suppliers, which could have a material and adverse effect on our business, financial condition and results of operations. In addition, terrorist acts or acts of war targeted at the U.S., and specifically the Pittsburgh, Pennsylvania, Boston/Cambridge Massachusetts area, the greater New York, New York, and greater southern California regions, could cause damage or disruption to us, our employees, facilities, partners and suppliers, which could have a material adverse effect on our business, financial condition and results of operations.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

●	others may be able to make or use compounds that are similar to the pharmaceutical compounds used in our product candidates but that are not covered by the claims of our patents;
●	the active pharmaceutical ingredients in our current product candidates will eventually become commercially available in generic drug products, and no patent protection may be available with regard to formulation or method of use;
●	we or our licensors, as the case may be, may fail to meet our obligations to the U.S. government in regards to any in-licensed patents and patent applications funded by U.S. government grants, leading to the loss of patent rights;

●	we might not have been the first to file patent applications for these inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies;
●	it is possible that our pending patent applications will not result in issued patents;
●	it is possible that there are prior public disclosures that could invalidate our patents, as the case may be, or parts of our or their patents;
●	it is possible that others may circumvent our patents;
●	it is possible that there are unpublished patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to ours;
●	the laws of foreign countries may not protect our proprietary rights to the same extent as the laws of the United States;
●	the claims of our issued patents or patent applications, if and when issued, may not cover our product candidates;
●	our patents may not provide us with any competitive advantages, may be narrowed in scope, or be held invalid or unenforceable as a result of legal challenges by third parties;
●	the inventors of our patents or patent applications may become involved with competitors, develop products or processes which design around our patents, or become hostile to us or the patents or patent applications on which they are named as inventors;
●	collaborators may develop adjacent or competing products to ours that are outside the scope of our patents;
●	we may not develop additional proprietary technologies for which we can obtain patent protection;
●	it is possible that product candidates or diagnostic tests we develop may be covered by third parties’ patents or other exclusive rights; or
●	the patents of others may have an adverse effect on our business.

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

Any of our intellectual property rights could be challenged or invalidated despite measures we take to obtain patent and other intellectual property protection with respect to our product candidates and proprietary technology. For example, if we were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the U.S. and in some other jurisdictions, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or enablement. Grounds for an unenforceability assertion could be an inequitable conduct allegation that someone connected with prosecution of the patent withheld material information from the USPTO or the applicable foreign counterpart, or made a misleading statement, during prosecution. A litigant or the USPTO itself could challenge our patents on this basis even if we believe that we have conducted our patent prosecution in accordance with the duty of candor and in good faith. The outcome following such a challenge is unpredictable.

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

In addition, if any of our product candidates receive marketing approval and we or others later identify undesirable side effects caused by the product:

●	regulatory authorities may withdraw their approval of the PATrOL™-enabled product, or we or our partners may decide to cease marketing and sale of the product voluntarily;
●	we may be required to change the way the product is administered, conduct additional preclinical studies or additional clinical trials after initial clinical trials regarding the product, change the labeling of the product, or change the product’s manufacturing facilities; and
●	our reputation may suffer.

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

Delays in the commencement or completion of clinical trials could significantly impact our drug development costs. We do not know whether anticipated clinical trials will begin on time or be completed on schedule, if at all. The commencement of clinical trials can be delayed for a variety of reasons, including, but not limited to, delays related to:

●	obtaining regulatory approval to commence one or more clinical trials;
●	reaching agreement on acceptable terms with prospective third-party contract research organizations (“CROs”) and clinical trial sites;
●	manufacturing sufficient quantities of a product candidate or other materials necessary to conduct clinical trials;
●	changes in regulations as part of a response to the COVID-19 pandemic, which may require us to change the ways in which future clinical trials would otherwise be conducted;
●	obtaining institutional review board approval to conduct one or more clinical trials at a prospective site;
●	recruiting and enrolling patients to participate in one or more clinical trials; and
●	the failure of our collaborators to adequately resource our product candidates due to their focus on other programs or as a result of general market conditions.

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

We intend to rely upon third-party CROs, medical institutions, clinical investigators and contract laboratories to monitor and manage data for our ongoing preclinical and anticipated clinical programs. Nevertheless, we maintain responsibility for ensuring that each of our preclinical studies are, and anticipated clinical studies will be, conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with current requirements on cGMP, good clinical practices (“GCP”) and GLP, which are a collection of laws and regulations enforced by the FDA, the EMA and comparable foreign authorities for all of our product candidates in clinical development. Regulatory authorities enforce these regulations through periodic inspections of preclinical study and clinical trial sponsors, principal investigators, preclinical study and clinical trial sites, and other contractors. If we or any of our CROs or vendors fails to comply with applicable regulations, the data generated in our preclinical studies and clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign authorities may require us to perform additional preclinical studies and clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with products produced consistent with cGMP regulations. Our failure to comply with these regulations may require it to repeat clinical trials, which would delay the development and regulatory approval processes.

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

Additionally, there has been heightened governmental scrutiny in the U.S. of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. . At both the federal and state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

In June 2016, the United Kingdom (“UK”) held a referendum pursuant to which voters elected to leave the European Union (“EU”), commonly referred to as Brexit. The UK formally left the EU on January 31, 2020 and began a transition period that ended on December 31, 2020. Although the long-term effects of Brexit will depend on any agreements the UK makes to retain access to the EU markets, Brexit has created additional uncertainties that may ultimately result in new regulatory costs and challenges for biotechnology companies. We cannot predict what consequences the withdrawal of the United Kingdom from the European Union, if it occurs, might have on the regulatory frameworks of the United Kingdom or the European Union, or on our future operations, if any, in these jurisdictions.

Environmental, social and governance matters may impact our business and reputation.

Increasingly, in addition to the importance of their financial performance, companies are being judged by their performance on a variety of environmental, social and governance (“ESG”) matters, which are considered to contribute to the long-term sustainability of companies’ performance.

A variety of organizations measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. Topics taken into account in such assessments include, among others, the company’s efforts and impacts on climate change and human rights, ethics and compliance with law, and the role of the company’s board of directors in supervising various sustainability issues. In addition to the topics typically considered in such assessments, in the healthcare industry, issues of the public’s ability to access our medicines are of particular importance.

In light of investors’ increased focus on ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet society’s expectations as to our proper role. Any failure or perceived failure by us in this regard could have a material adverse effect on our reputation and on our business, share price, financial condition, or results of operations, including the sustainability of our business over time.

Changes in government funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, properly administer drug innovation, or prevent our product candidates from being developed or commercialized, which could negatively impact our business, financial condition and results of operations.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including budget and funding levels, ability to hire and retain key personnel, and statutory, regulatory, policy changes, and COVID-19. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

Risks Related to Our Common Stock

The market price of our common stock is expected to be volatile

The trading price of our stock is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

●	our ability to conduct and achieve continued positive outcomes from our preclinical activities on the PATrOL™ platform and disease specific programs;
●	public health crises, pandemics and epidemics, such as a novel strain of coronavirus (COVID-19) and their effects on our preclinical activities;
●	results from, costs, and any delays in, anticipated preclinical and clinical studies;
●	contracting with third parties such as academic institutions, and various CROs who will perform such studies, or the potential lack of performance of such organizations;
●	acceptance of INDs by the FDA or similar regulatory filing by comparable foreign regulatory authorities for the conduct of clinical trials of our product candidates and our proposed design of future clinical trials;
●	delays in publications of research findings;
●	significant lawsuits, including patent or stockholder litigation;
●	inability to obtain additional funding or funding on favorable terms;
●	failure to successfully develop and commercialize our product candidates;
●	changes in laws or regulations applicable to our product candidates;
●	inability to obtain adequate product supply for our product candidates, or the inability to do so at acceptable prices or in an acceptable timeframe;
●	unanticipated serious safety concerns related to our PATrOL™ platform or any of our product candidates;
●	adverse regulatory decisions;
●	introduction of new products or technologies by our competitors;
●	adverse events or results for our competitors or our product candidate target areas that could generally adversely affect us or our industry;

●	failure to meet or exceed drug development or financial projections we provide to the public;
●	failure to meet or exceed the estimates, expectations and projections of the investment community and our stockholders;
●	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our licensed and owned technologies;
●	additions or departures of key scientific or management personnel;
●	changes in the market valuations of similar companies;
●	general economic and market conditions and overall fluctuations in the U.S. equity market;
●	sales of our common stock by us or our stockholders in the future;
●	trading volume of our common stock;
●	period-to-period fluctuations in our financial results;
●	any identified material weakness in our internal control over financial reporting;
●	changes in the structure of health care payments;
●	changes in the Nasdaq listing of our stock; and
●	recommendations of equity analysts covering our stock.

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

If we identify errors in our financial reporting in the future that require us to restate previously issued financial statements, such restatements may subject us to unanticipated costs or regulatory penalties and could cause investors to lose confidence in the accuracy and completeness of our financial statements, which could cause the price of our common stock to decline.

In the past we have had to restate previously issued financial statements. If we have to do so again, we may be subject to unanticipated costs and regulatory penalties and investors could lose confidence in the accuracy and completeness of our financial statements, which could cause our share price to decline, due to such restatement and if we are required to restate any of our other financial statements in the future.

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

On February 14, 2018, plaintiff Jeevesh Khanna, commenced an action in the Southern District of New York, against Ohr Pharmaceutical, Inc. (“Ohr”) (which was the name of the Company prior to the completion of the merger with NeuBase Therapeutics, Inc., a Delaware corporation, in accordance with the terms of the Agreement and Plan of Merger and Reorganization entered into on January 2, 2019, as amended, pursuant to which (i) Ohr Acquisition Corp., a subsidiary of Ohr, merged with and into Legacy NeuBase, with Legacy NeuBase (renamed as “NeuBase Corporation”) continuing as a wholly-owned subsidiary of Ohr and the surviving corporation of the merger and (ii) Ohr was renamed as “NeuBase Therapeutics, Inc.” (the “Merger”)) and several current and former officers and directors, alleging that they violated federal securities laws between June 24, 2014 and January 4, 2018. On August 7, 2018, the lead plaintiffs, now George Lehman and Insured Benefit Plans, Inc., filed an amended complaint, stating the class period to be April 8, 2014 through January 4, 2018. The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, they seek to maintain the action as a class action and to recover damages on behalf of themselves and other persons who purchased or otherwise acquired Ohr common stock during the putative class period and purportedly suffered financial harm as a result. We and the individuals dispute these claims and intend to defend the matter vigorously. On September 17, 2018, Ohr filed a motion to dismiss the complaint. On September 20, 2019, the district court entered an order granting the defendants’ motion to dismiss. On October 23, 2019, the plaintiffs filed a notice of appeal of that order dismissing the action and other related orders by the district court. After full briefing and oral argument, on October 9, 2020, the U.S. Court of Appeals for the Second Circuit issued a summary order affirming the district court’s order granting the motion to dismiss and remanding the action to the district court to make a determination on the record related to plaintiffs’ request for leave to file an amended complaint. On October 16, 2020, the district court requested the parties’ positions as to how they proposed to proceed in light of the Second Circuit’s decision. After letter briefing on this issue and plaintiffs’ alternative request for leave to file a second amended complaint, on November 16, 2020, the district court denied plaintiffs’ request to amend and dismissed with prejudice plaintiffs’ claims. On December 16, 2020, plaintiffs filed a notice of appeal of that order denying plaintiffs leave to amend. On December 16, 2021, the Second Circuit affirmed the decision and order of the district court denying plaintiffs’ motion for leave to amend, thereby dismissing the appeal and action in its entirety.

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

In general, a corporation that undergoes an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) to offset future taxable income (the “Section 382 Limitation”). Such an ownership change occurs if the aggregate stock ownership of certain stockholders, generally stockholders beneficially owning five percent or more of a corporation’s common stock, applying certain look-through and aggregation rules, increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period, generally three years. Due to the ownership change of the Company upon completion of the Merger, our NOLs and certain other tax attributes will be subject to the Section 382 Limitation. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our NOLs and certain other tax attributes because of the Section 382 Limitation, which could have a material adverse effect on cash flow and results of operations. As of September 30, 2021, we estimated that we had approximately $ 45.8 million in NOL carryforwards. We have not completed an analysis regarding the limitation of net operating loss carryforwards, however, it is likely that the Section 382 Limitation will cause a significant portion of our NOL carryforwards to never be utilized. In addition, if we are determined to have discontinued our historic business following the completion of the Merger, subject to certain exceptions, the Section 382 Limitation could eliminate all possibility of utilizing our NOL carryforwards.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In October 2020, we entered into a ten-year operating lease agreement with annual escalating rental payments for approximately 14,189 square feet of office and laboratory space in Pittsburgh, PA. The leased premises serves as our headquarters. The first and second amendments to the lease agreement were executed in December 2020 and April 2021, respectively (collectively with the lease agreement, the “Lease”). In November 2020, we prepaid rent of $0.3 million and paid a security deposit of $0.3 million for the Lease. The Lease commenced on May 1, 2021, and we were obligated to begin making rental payments on such date. We will continue to apply the prepaid amount toward the rental payments through December 2021. We are also entitled to use half of the security deposit towards rental payments in May and June 2022. We have the right to extend the term of the Lease for an additional five-year term.

We had continued to operate under our prior operating lease in Pittsburgh, PA until we moved into our new headquarters and laboratory space, which occurred in June 2021. Our prior office and operating space was leased under operating leases with original terms of less than 12 months that expired at various dates through November 2021; therefore, our previous operating leases are not recognized as ROU assets on the unaudited condensed consolidated balance sheet as of June 30, 2021. We also maintained our short-term rental of office space in New York, NY, which we extended the term of until November 2021, and San Diego, CA. We also maintained a month-to-month short-term rental office space in Boston through September 2021. In October 2021, we commenced a one-year lease for the rental office space in Boston, which extends through October 2022.

ITEM 3. LEGAL PROCEEDINGS

We have become involved in certain legal proceedings and claims, which arise in the normal course of business. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our results of operations, prospects, cash flows, financial position and brand.

On February 14, 2018, plaintiff Jeevesh Khanna, commenced an action in the Southern District of New York, against Ohr (which was the name of the Company prior to the completion of the merger with NeuBase Therapeutics, Inc., a Delaware corporation, in accordance with the terms of the Agreement and Plan of Merger and Reorganization entered into on January 2, 2019, as amended, pursuant to which (i) Ohr Acquisition Corp., a subsidiary of Ohr, merged with and into Legacy NeuBase, with Legacy NeuBase (renamed as “NeuBase Corporation”) continuing as a wholly-owned subsidiary of Ohr and the surviving corporation of the merger and (ii) Ohr was renamed as “NeuBase Therapeutics, Inc.” and several current and former officers and directors, alleging that they violated federal securities laws between June 24, 2014 and January 4, 2018. On August 7, 2018, the lead plaintiffs, now George Lehman and Insured Benefit Plans, Inc., filed an amended complaint, stating the class period to be April 8, 2014 through January 4, 2018. The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, they seek to maintain the action as a class action and to recover damages on behalf of themselves and other persons who purchased or otherwise acquired Ohr common stock during the putative class period and purportedly suffered financial harm as a result. We and the individuals dispute these claims and intend to defend the matter vigorously. On September 17, 2018, Ohr filed a motion to dismiss the complaint. On September 20, 2019, the district court entered an order granting the defendants’ motion to dismiss. On October 23, 2019, the plaintiffs filed a notice of appeal of that order dismissing the action and other related orders by the district court. After full briefing and oral argument, on October 9, 2020, the U.S. Court of Appeals for the Second Circuit issued a summary order affirming the district court’s order granting the motion to dismiss and remanding the action to the district court to make a determination on the record related to plaintiffs’ request for leave to file an amended complaint. On October 16, 2020, the district court requested the parties’ positions as to how they proposed to proceed in light of the Second Circuit’s decision. After letter briefing on this issue and plaintiffs’ alternative request for leave to file a second amended complaint, on November 16, 2020, the district court denied plaintiffs’ request to amend and dismissed with prejudice plaintiffs’ claims. On December 16, 2020, plaintiffs filed a notice of appeal of that order denying plaintiffs leave to amend. On December 16, 2021, the Second Circuit affirmed the decision and order of the district court denying plaintiffs’ motion for leave to amend, thereby dismissing the appeal and action in its entirety.

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

On December 15, 2021, the last reported sales price for our common stock on the Nasdaq Capital Market was $2.85 per share, and we had 177 holders of record of our common stock. One of our shareholders is Cede & Co., a nominee for Depository Trust Company (“DTC”). Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one stockholder.

Equity Compensation Plan Information

See Item 12 of Part III of this Form 10-K regarding information about securities authorized for issuance under our equity compensation plans.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of common stock or other equity securities during the fiscal year ended September 30, 2021.

ITEM 6. [Reserved].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosures Regarding Forward-Looking Statements

This Form 10-K includes “forward-looking statements” within the meaning of Section 21E of the Exchange Act. Those statements include statements regarding the intent, belief or current expectations of the Company and its subsidiaries and our management team. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include but are not limited to those risks and uncertainties set forth in Item 1A of this Form 10-K. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this Form 10-K, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Further, these forward-looking statements reflect our view only as of the date of this Form 10-K. Except as required by law, we undertake no obligations to update any forward-looking statements and we disclaim any intent to update forward-looking statements after the date of this Form 10-K to reflect subsequent developments. Accordingly, you should also carefully consider the factors set forth in other reports or documents that we file from time to time with the SEC.

Summary

NeuBase Therapeutics, Inc. (“NeuBase”, “Company”, “we”, “us” and “our”) is a biotechnology company focused on significantly reducing the burden of untreatable morbidity and mortality across the globe caused by rare and common diseases.

To achieve this goal, we have designed, built, and validated a new precision genetic medicines platform technology able to uniquely drug the double-stranded human genome and address disease at the root of causality without many of the limitations of early precision genetic medicine technologies.

We are poised to file our first Investigational New Drug (“INDs”) applications with the U.S. Food and Drug Administration (“FDA”) beginning in calendar year 2022 and intend to scale into additional indications with increasing speed and efficiency.

Overview

Most diseases remain undruggable with current therapeutic modalities, leaving millions of patients with limited options. These include rare diseases, cancers, common chronic and infectious diseases. Most diseases are genetic, in whole or in part, underscoring the critical importance of new medicines that can drug the human genome for the future of health. Yet the genome has been difficult to target with therapies due to its double-stranded structure which evolved to protect the fidelity of this essential blueprint of life.

Genes in the genome are “transcribed” into RNA which are then usually “translated” into proteins. As a result of our historical inability to drug the genome directly to address root causality, the pharmaceutical industry moved downstream, initially working to drug the protein products of genes. The complexity associated with drugging proteins, each of which is a unique and often dynamic molecular entity, has resulted in a drug development process that is commonly inefficient, time-consuming, and expensive with low probabilities of success. This strategy has, in part, resulted in high drug prices and a high remaining burden of unmet patient need.

These issues could potentially be resolved by targeting the genetic material itself instead of downstream protein products. Precision genetic medicines represent a relatively new class of therapies that target genetic sequences that are the root cause of diseases. While early precision genetic medicines companies have proven that human disease can be addressed at the genetic level, the nascent field remains fragmented with most technologies only able to address a single causal genetic mechanism (either gain-of-function, change-of-function, or loss-of-function of a gene). Most technologies still act downstream at the RNA level and exhibit limitations relating to delivery, tolerability, selectivity, manufacturability, durability of effect and scalability.

We have designed, built, and validated a new technology platform that can uniquely Drug the Genome™ to address the three disease-causing mechanisms (i.e., gain-of-function, change-of-function, or loss-of-function of a gene), without the limitations of early precision genetic medicines. The technology is predicated on synthetic peptide-nucleic acid (“PNA”) chemistry and can directly engage the genome in a sequence-specific manner and address root causality of diseases. These compounds operate by temporarily engaging the genome (or single and double-stranded RNA targets, if desired) and interfering with cellular machinery that process mutant genes to halt their ability to manifest a disease. We have repeatedly demonstrated, in proof-of-concept preclinical animal studies across FY2020 and FY2021, the ability to address multiple disease-causing genes, and different causal mechanisms, to resolve the disease state without the limitations of early genetic medicine technologies. These limitations, and the data that illustrates that we have likely engineered them out of our platform to potentially unlock broad impact across many diseases, are:

●	Delivery. Most early precision genetic medicine technologies are large and heavily negatively charged, making it difficult for them to broadly distribute throughout the body to address tissues that are affected by many diseases. This often requires them to be locally injected such as into the brain, likely limiting their ability for broad-based impact. We have designed and developed a proprietary delivery technology that allows its small, neutral-charge and water-soluble compounds to be administered using a patient-friendly route such as subcutaneous injection and achieve broad biodistribution, including into the deep brain and nuclei of cells.

Validating data. Pre-clinical non-human primate (“NHP”) data presented in FY2020 illustrated the ability of a 5mg/kg systemic injection of the delivery shuttle to distribute into every tissue examined at therapeutically relevant concentrations, defined as concentrations which show activity in patient-derived cell lines when coupled to a pharmacophore.  More recently, in FY2021, we presented data illustrating that the delivery shuttle conjugated to a NT-0200 program compound could be injected subcutaneously into the HSALR transgenic animal model of myotonic dystrophy type 1 (“DM1”) and achieve both molecular and functional rescue of myotonia in the distant tibialis anterior muscle group in the transgenic animal. Also, in FY2021, we presented data that illustrate that subcutaneous injection of the same delivery shuttle conjugated to a compound for the NT-

0100 program into the zQ175 transgenic animal model of Huntington’s disease (“HD”) could, within 7 days from first dose, cross the blood-brain barrier in sufficient concentrations to engage the mutant gene target and reduce the resultant protein levels from whole-brain isolates to a statistically significant degree. This delivery shuttle is now utilized in all the current therapeutic development programs to move payloads to various tissues that are affected by diseases after patient-friendly routes of systemic administration. Delivery of drugs across the blood-brain barrier and into muscle via a systemic route has been a significant challenge in the industry.

●	Tolerability. Most early precision genetic medicine technologies trigger the innate and/or acquired immune system, limiting their ability to achieve pharmacologic doses or to be used repeatedly. For example, delivery of negatively charged nucleic acid therapies often trigger the innate immune system and delivery of proteins often trigger the acquired immune system. Our technology is comprised of fully synthetic compounds that have been shown to be “immunologically inert”, potentially allowing them to be administered chronically to temporarily Drug the Genome™ over a patient’s lifetime.

Validating data. We have illustrated good tolerability of a variety of compounds across our various programs in rodent and NHP animal models across FY2020 and FY2021, with both single and multi-dose administration. This data includes a lack of an obvious acute immune response in NHPs which has been seen with other early precision genetic medicines. Exploratory multi-species toxicology data will be presented in our DM1 program in 1H2022 (calendar year).

●	Selectivity. Many technologies in the early precision genetic medicines industry cannot discriminate between mutant gene sequences and their healthy (“wild-type”) counterparts, nor between other highly similar target sequences in the cell. This potentially limits these technologies in their ability to address small disease-causing mutations such as single nucleotide changes (“point mutations”), which account for a large fraction of disease-causing mutations and functional variants. Our technology can discriminate point mutations, which increases the opportunity space. This capability comes from the “rigid” nature of the backbone which does not tolerate imperfect target engagement. In addition, this single-base selectivity reduces the likelihood that our compounds will engage with genes elsewhere in the genome that are similar but not identical, potentially reducing any adverse events triggered by off-target engagement (“OTEs”).

Validating data. In FY2021 we presented data illustrating that we could achieve near-perfect selectivity in engaging the mutant G12D copy of the KRAS gene vs. the wild-type copy and inhibiting transcription and translation of the resultant mutant protein production in vitro. When these compounds are delivered to xenograft animal models with KRAS-mutation driven tumors, significant tumor growth reductions and signaling through downstream effectors of the KRAS pathway were measured while being well-tolerated as a gross measure of allele-selectivity. In FY2021 we also presented data that illustrated statistically significant allele-selective knock-down of mutant Huntingtin (“HTT”) protein vs. healthy wild-type protein after subcutaneous injection into the zQ175 transgenic animal model.

●	Manufacturability. Many technologies in the early precision genetic medicines industry require significant investments in custom manufacturing infrastructure, and thus are limited in their potential impact and scalability. Our technology utilizes established and fully commoditized manufacturing processes, both for small molecule and synthetic peptide synthesis (the combination of which are required to manufacture our compounds) that are available with high redundancy and at commercial scale.

Validating data. In FY2021 we nominated a development candidate for our DM1 program and initiated manufacturing scale up with several contract manufacturing organizations (“CMOs”) across the globe. Within a period of months, for relatively low cost compared to the investment required to build bespoke manufacturing facilities, we established redundancy in manufacturing for GLP and GMP materials at a scale sufficient for our work through Phase 1/2 clinical trials.

●	Durability. Many technologies in the early precision genetic medicines industry can only be dosed a single time, are often cleared by the immune system, or are otherwise not durable in their efficacy.

Validating data. We illustrated in preclinical studies in FY2020 that our delivery shuttle when delivered systemically into NHPs, is rapidly taken up into tissues across the body, and very slowly eliminated via the kidneys. Elimination of the delivery shuttle occurred at approximately 4% of the administered dose over the course of one week, promising an enduring response.

●	Scalability. Many technologies in the early precision genetic medicines industry are not truly scalable across a variety of indications, for the reasons described above. As our goal is to provide solutions to those suffering from a wide variety of diseases across the globe, we have purpose-built a scalable platform. We always address a single target type for all therapeutic programs (the genome), utilize the same delivery shuttle enabling similar pharmacokinetics (“PK”), absorption distribution metabolism and excretion (“ADME”), dose, route and regimens across programs, utilize predominantly the same chemistry yielding similar therapeutic indices, are able to predict OTEs a priori using bioinformatics and engineer around them before beginning development, and leverage manufacturing process development across programs such that ongoing platform learnings have already created increasing speed and efficiency.

Validating data. In FY2021 we launched a new set of programs in oncology targeting the most prevalent and currently undruggable KRAS mutations. The development of a series of hits was achieved with an order of magnitude higher efficiency that with our first two programs, based on a deeper understanding of the structure-activity relationships uncovered in our initial programs and use of the same delivery shuttle for seamless in vivo pharmacologic testing.

As further validation of our PATrOL™ platform’s capabilities, in FY2021, we described data illustrating that our first-in-class platform technology can address various types of causal insults by Drugging the Genome™ in animal models of a variety of human diseases after patient-friendly routes of administration and does so in a well-tolerated manner.

Based on what we believe is a solid foundation, FY2021 marked a transition from a research-stage to a development-stage company. We established new research laboratories and administrative offices in Pittsburgh, PA, expanded our pipeline to include both rare disease and oncology, recruited clinical development and Chemistry manufacturing and controls (“CMC”) teams, established offices in Cambridge, MA, nominated a development compound for our DM1 program, initiated good manufacturing practice (“GMP”) manufacturing scale up finalized the formulation work for subcutaneous and intravenous routes, initiated PK/ADME studies with the DM1 development candidate, and initiated PK/pharmacodynamics (“PD”) studies to define the dosing regimen for initial human studies. In addition, we have continued to optimize candidates for our HD and KRAS programs, illustrating pharmacology in vivo in appropriate animal models of each. Additionally, in FY2021 we developed a proprietary genetic disease database with utility in prioritization of pipeline expansion and partnership opportunities.

We are developing precision genetic medicines targeting rare, monogenic diseases, for which there are no approved therapies, as well as more common genetic disorders, including cancers that are resistant to current therapeutic approaches. Our pipeline includes therapeutic candidates for the treatment of DM1, HD, and cancer-driving point mutations in KRAS, G12V and G12D, which are involved in many tumor types and have historically been “undruggable” (Figure 4).

Based on compelling results from in vitro and in vivo preclinical studies, we plan to file an IND application for our DM1 investigational therapy in the fourth quarter of CY2022. We are  targeting CY2023 to file an IND application for an investigational therapy to treat Huntington’s disease. Both are devastating systemic diseases with no effective therapies. Our oncology program has recently been announced (FY2021) together with in vivo activity illustrating allele-selective engagement of mutant KRAS at the DNA and RNA levels, with abrogation of downstream hyperactive signaling through multiple RAS pathway members, resulting in anti-tumor activity. We continue to improve upon our platform while concurrently developing programs, resulting in next-generation compounds that continue to make their way through preclinical development in a parallel manner. We have recently finalized an analysis of the entire known mutational database and selected several additional high-value indications for screening and development.

Figure 4. The initial pipeline in rare disease and oncology, with platform learnings increasing the efficiency and speed additional undisclosed programs, both internally developed and in discussions for co-development with partners.

We are poised to file a series of IND applications for indications with large unmet needs such as DM1, which is expected to reach IND application filing by the end of CY2022, HD expected to reach IND application in CY2023 and cancers (KRAS G12V and G12D mutations) likely thereafter.

In advance of our first IND application filing in the fourth quarter of CY2022 and our subsequent planned transition to a clinical stage company in our combined Phase 1/2 clinical trial in DM1, the following data sets are planned to be disseminated:

Program	Calendar Year	Data Set	Relevance
DM1	1H2022	Development candidate PK / ADME and bioavailability in wild-type model(s)	Defines the exposures in muscle, heart, and brain after systemic administration to enable correct dosing for a whole-body solution
		Development candidate PK / PD in transgenic murine model(s)	Defines the relationship between tissue exposures of the development candidate and molecular / functional rescue of the disease to enable dose, route, and regimen in the clinic
		Development candidate exploratory toxicology in murine and NHP models	Illustrates the safety of the development candidate and defines the maximum tolerated dose; broader platform tolerability validation for other programs
	2H2022	GLP toxicology	Formalizes and extends upon the exploratory toxicology work to enable the IND filing
		Mechanistic studies including blood-brain barrier transit	Articulates details of the mechanism by which the development compound acts and is differentiated
	4Q2022	IND filing with FDA	We have confidence that the pharmacology and tolerability data warrant a review by the FDA ideally enabling first-in-human studies within 30 days
HD	1H2022	Reduction in mutant HTT aggregates in the brain of transgenic murine models(s) with systemic route

Further proves passage across the blood-brain barrier in sufficient quantities and CNS distribution to reduce or eliminate the disease-causing neuronal HTT aggregates via a systemic route of administration

	2H2022	Functional rescue of transgenic murine models(s) with systemic route	Connects the reduction of mutant HTT protein and reduction in neuronal aggregates to a reduction in the progress of the disease after a systemic route
		Development candidate nomination	We believe the pharmacology and tolerability data support investment into CMC scale up and IND-enabling activities
	2023	IND filing with FDA	We have confidence that the pharmacology and tolerability data warrant a review by the FDA ideally enabling first-in-human studies within 30 days
KRAS	2022	Optimization of candidates and mechanistic studies	The properties of target engagement have been optimized for potency and selectivity including temporal dynamics of mutant KRAS reduction
		In vivo pharmacology in xenograft murine models	Articulates that systemic delivery confers beneficial pharmacologic and tolerability profiles and sets the stage for development candidate nomination

Results of Operations

Results of operations for the fiscal year ended September 30, 2021 reflect the following changes from the year ended September 30, 2020.

	Year Ended September 30,
	2021	2020	Change
OPERATING EXPENSES
General and administrative expenses	$12,202,217	$10,123,298	$2,078,919
Research and development expenses	11,475,201	6,946,008	4,529,193
Research and development expense- license acquired	2,888,029	—	2,888,029
TOTAL OPERATING EXPENSES	26,565,447	17,069,306	9,496,141
LOSS FROM OPERATIONS	(26,565,447)	(17,069,306)	(9,496,141)
OTHER INCOME (EXPENSE)
Interest expense	(32,330)	(7,686)	(24,644)
Interest income	12,550	—	12,550
Change in fair value of warrant liabilities	950,151	(453,808)	1,403,959
Equity in losses on equity method investment	(224,534)	(262,861)	38,327
Other income	450,309	409,141	41,168
Total other expenses, net	1,156,146	(315,214)	1,471,360
NET LOSS	$(25,409,301)	$(17,384,520)	$(8,024,781)

Until we are able to generate revenues, our management expects to continue to incur net losses.

General and Administrative Expense

General and administrative expense consists primarily of legal and professional fees, wages and stock-based compensation. General and administrative expenses increased by $2.1 million for the fiscal year ended September 30, 2021, as compared to the fiscal year ended September 30, 2020, primarily due to an increase in employee head count and additional legal and professional services.

Research and Development Expense

Research and development expense consist primarily of professional fees, manufacturing expenses, wages and stock-based compensation. Research and development expenses increased by $4.5 million for the fiscal year ended September 30, 2021, as compared to the fiscal year ended September 30, 2020, primarily due to an increase in employee headcount and the ramp up of research and development activities.

Research and Development Expense - Vera Acquisition

Research and development expenses, Vera Acquisition consists of the fair value of acquired Vera assets that were determined to represent in-process research and development assets with no future alternative use. The in-process research and development assets were expensed under the guidance of ASC 730, Research and Development, upon the asset acquisition. No such expenses were incurred during the fiscal year ended September 30, 2020.

Interest Expense

Interest expense consists primarily of interest on notes payable and the loss on sale of marketable securities. Interest expense increased for the fiscal year ended September 30, 2021, as compared to the fiscal year ended September 30, 2020, primarily due to the sale of marketable securities prior to their maturity.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities reflects the changes in warrant liabilities. The change in fair value of warrant liabilities was primarily due to changes in our stock price and contractual term of the warrants, which are reflected in the warrant valuation.

Equity in losses on equity method investment

The Company accounts for its investment in DepYmed common shares using the equity method of accounting and records its proportionate share of DepYmed’s net income and losses. Equity in losses for the years ended September 30, 2021 and 2020 was approximately $0.2 million and $0.3 million, respectively.

Other income

Other income during the year ended September 30, 2021 primarily reflects the sale of certain intellectual property to DepYmed in exchange for shares of Series A-4 preferred stock. Other income during the year ended September 30, 2020 reflects the Company’s license and transfer of certain clinical trial data during the year ended September 30, 2020.

Liquidity, Capital Resources and Financial Condition

We have no revenues from product sales and have incurred operating losses since inception. We historically have funded our operations through the sale of common stock and the issuance of convertible notes and warrants. We expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As a result, we will likely need to raise additional capital through one or more of the following: the issuance of additional debt or equity or the completion of a licensing transaction for one or more of our pipeline assets. Management believes that it has sufficient working capital on hand to fund operations through at least the next twelve months from the date these consolidated financial statements were issued.

Net working capital increased from the fiscal year ended September 30, 2020 to the fiscal year ended September 30, 2021 by $21.1 million (to $50.7 million from $29.7 million) primarily due to our April 2021 underwritten public offering of 9,200,000 shares of common stock, at a price to the public of $5.00 per share, offset, in part, by costs for the development of our PATrOL™ platform technology and lead programs. We received net proceeds from the offering of approximately $42.6 million, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by us. Our quarterly cash burn has increased significantly compared to prior periods due to increased research and development activities. We anticipate that our cash needs will likely continue to increase relative to prior periods as we increase our research and development activities, and believe that our current cash balance will provide sufficient capital to continue operations into the first calendar quarter of 2023.

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

Contractual Obligations and Commitments

Leases

In October 2020, we entered into a ten-year operating lease agreement with annual escalating rental payments for approximately 14,189 square feet of office and laboratory space in Pittsburgh, Pennsylvania. The leased premises serves as our headquarters. The first and second amendments to the lease agreement were executed in December 2020 and April 2021, respectively (collectively with the lease agreement, the “Lease”). The Lease commenced on May 1, 2021 and will last for a period of ten years from delivery of the leased premises to the Company, unless earlier terminated in accordance with the Lease. We have the right to extend the term of the Lease for an additional five-year term. We will pay an escalating base rent over the life of the Lease of approximately $71,000 to $78,000 per month, and we will pay our pro rata portion of property expenses and operating expenses for the property.

Cash Flow Summary

The following table summarizes selected items in our consolidated statements of cash flows:

	Year Ended
	September 30,
	2021	2020
Net cash used in operating activities	$(18,873,684)	$(10,710,071)
Net cash used in investing activities	(2,563,467)	(716,820)
Net cash provided by financing activities	42,338,255	33,105,208
Net increase in cash and cash equivalents	$20,901,104	$21,678,317

Operating Activities

Net cash used in operating activities was approximately $18.9 million for the fiscal year ended September 30, 2021 as compared to $10.7 million for the fiscal year ended September 30, 2020. Net cash used in operating activities in 2021 was primarily as a result of our net loss as well as the change in the fair value of warrant liabilities, gain on sale of intellectual property and cash used for the security deposit and prepaid insurance, other prepaid expenses and current assets, including prepayment of rent under our new operating lease for office and laboratory space, offset by the research and development costs for the Vera acquisition, stock-based compensation expense and other changes in operating assets and liabilities. Net cash used in operating activities in 2020 was primarily as a result of our net loss, offset by stock based compensation and changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities was approximately $2.6 million for the fiscal year ended September 30, 2021, as compared to $0.7 million for the fiscal year ended September 30, 2020. Net cash used in investing activities in the fiscal year ended September 30, 2021 was due to cash paid for the Vera acquisition and the purchases of laboratory equipment. Net cash used in investing activities in the fiscal year ended September 30, 2020 was the result of purchases of laboratory and office equipment.

Financing Activities

Net cash provided by financing activities was approximately $42.3 million for the fiscal year ended September 30, 2021, as compared to $33.1 million for the fiscal year ended September 30, 2020. Net cash provided by financing activities for the fiscal year ended September 30, 2021 reflects the proceeds from the issuance of common stock of $42.6 million, net of issuance costs, and the principal payments of financed insurance. Net cash provided by financing activities for the fiscal year ended September 30, 2020 reflects the proceeds from the issuance of common stock of $33.3 million, net of issuance costs, and the principal payments of financed insurance

Recent Accounting Standards

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

As of September 30, 2021, the fair value of outstanding warrant liabilities measured at fair value on a recurring basis was $0 million. The warrant liabilities are valued using Level 3 valuation inputs. At September 30, 2020, the fair value of outstanding warrant liabilities measured at fair value on a recurring basis was $1.0 million.

As of September 30, 2021 and 2020, the recorded values of cash and cash equivalents, accounts payable and the insurance note payable, approximate the fair values due to the short-term nature of the instruments.

Research and Development

Research and development expenses are expensed in the statement of operations as incurred in accordance with the Financial Accounting Standards Board (“FASB”) ASC 730, Research and Development. Research and development expenses consist of salaries and related benefits for personnel in research and development functions, including stock-based compensation and benefits and fees paid to consultants and contract research organizations for preclinical development work on our PATrOL™ platform and programs, as well as other costs. During the fiscal year ended September 30, 2021 and 2020, we incurred $11.5 million and $6.9 million in research and development expenses.

Share-Based Compensation

We expense stock-based compensation to employees, non-employees and board members over the requisite service period based on the estimated grant-date fair value of the awards and actual forfeitures. We account for forfeitures as they occur. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award.

We estimate the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. We were historically a private company and in certain instances lack sufficient company-specific historical and implied volatility information. Therefore, in instances where we lack sufficient company-specific historical information we estimates our expected stock volatility based on the historical volatility of a publicly traded set of peer companies. The expected term assumption for employee grants is based on a permitted simplified method, which is based on the vesting period and contractual term for each tranche of awards. The mid-point between the weighted-average vesting term and the expiration date is used as the expected term under this method. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that we have never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

We also follow the provisions of accounting for uncertainty in income taxes which prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. In accordance with this guidance, tax positions must meet a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of tax position.

Our policy is to account for income tax related interest and penalties in income tax expense in the accompanying consolidated statements of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

NeuBase Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NeuBase Therapeutics, Inc. and subsidiaries (the “Company”) as of September 30, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the independent registered public accounting oversight board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. Federal Securities Laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

December 23, 2021

NeuBase Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$52,893,387	$31,992,283
Prepaid insurance	499,061	521,617
Other prepaid expenses and current assets	1,536,186	294,640
Total current assets	54,928,634	32,808,540

EQUIPMENT, net	2,463,882	1,166,934

OTHER ASSETS
Investment	415,744	323,557
Long-term prepaid insurance	—	145,250
Right-of-use asset, operating lease asset	5,945,295	—
Security deposit	253,615	—
Other long-term assets	160,423	—
Total other assets	6,775,077	468,807

TOTAL ASSETS	$64,167,593	$34,444,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,807,885	$1,505,042
Accrued expenses and other current liabilities	1,747,746	555,883
Warrant liabilities	—	950,151
Insurance note payable	148,385	138,557
Operating lease liabilities	382,576	—
Finance lease liabilities	107,632	—
Total current liabilities	4,194,224	3,149,633

Long-term operating lease liability	5,794,096	—
Long-term finance lease liability	109,500	—
TOTAL LIABILITIES	10,097,820	3,149,633

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2021 and 2020	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 32,721,493 and 23,154,084 shares issued and outstanding as of September 30, 2021 and 2020, respectively	3,272	2,315
Additional paid-in capital	123,034,404	74,850,935
Accumulated deficit	(68,967,903)	(43,558,602)
Total stockholders’ equity	54,069,773	31,294,648

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$64,167,593	$34,444,281

The accompanying notes are an integral part of these consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended September 30,
	2021	2020
OPERATING EXPENSES
General and administrative	$12,202,217	$10,123,298
Research and development	11,475,201	6,946,008
Research and development, Vera acquisition	2,888,029	—
TOTAL OPERATING EXPENSES	26,565,447	17,069,306

LOSS FROM OPERATIONS	(26,565,447)	(17,069,306)

OTHER INCOME (EXPENSE)
Interest expense	(32,330)	(7,686)
Interest income	12,550	—
Change in fair value of warrant liabilities	950,151	(453,808)
Equity in losses on equity method investment	(224,534)	(262,861)
Other income, net	450,309	409,141
Total other income (expense), net	1,156,146	(315,214)

NET LOSS	$(25,409,301)	$(17,384,520)

BASIC AND DILUTED LOSS PER SHARE	$(0.93)	$(0.89)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	27,306,043	19,620,291

The accompanying notes are an integral part of these consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of September 30, 2019	17,077,873	$1,708	$36,201,758	$(26,174,082)	$10,029,384
Stock-based compensation expense	—	—	5,194,784	—	5,194,784
Issuance of common stock, net of issuance costs	6,037,500	604	33,283,366	—	33,283,970
Issuance of restricted stock for services	6,980	—	—	—	—
Exercise of stock options	31,731	3	171,027	—	171,030
Net loss	—	—	—	(17,384,520)	(17,384,520)
Balance as of September 30, 2020	23,154,084	$2,315	$74,850,935	$(43,558,602)	$31,294,648
Stock-based compensation expense	—	—	3,696,384	—	3,696,384
Issuance of common stock, net of issuance costs	9,200,000	920	42,615,456	—	42,616,376
Issuance of common stock, Vera acquisition	308,635	31	1,759,189	—	1,759,220
Issuance of restricted stock for services	11,722	1	(1)	—	—
Exercise of stock options	47,052	5	112,441	—	112,446
Net loss	—	—	—	(25,409,301)	(25,409,301)
Balance as of September 30, 2021	32,721,493	$3,272	$123,034,404	$(68,967,903)	$54,069,773

The accompanying notes are an integral part of these consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	Year Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(25,409,301)	$(17,384,520)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	3,696,384	5,194,784
Research and development expense, Vera acquisition	2,888,029	—
Change in fair value of warrant liabilities	(950,151)	453,808
Depreciation and amortization	403,043	280,463
Loss on marketable securities	25,012	—
Loss on disposal of fixed asset	31,853	3,230
Equity in losses on equity method investment	224,534	262,861
Gain on sale of intellectual property	(316,724)	—
Non-cash expense from right-of-use assets	172,478	—
Changes in operating assets and liabilities
Prepaid insurance, other prepaid expenses and current assets	(666,945)	264,442
Long-term prepaid insurance	145,250	193,666
Security deposit	(253,615)	—
Other long-term assets	(160,420)	—
Accounts payable	294,548	(129,088)
Accrued expenses and other current liabilities	943,442	150,283
Operating lease liability	58,899	—
Net cash used in operating activities	(18,873,684)	(10,710,071)

Cash flows from investing activities
Purchase of laboratory and office equipment	(1,438,415)	(716,820)
Purchase of marketable securities	(59,988,511)	—
Sale of marketable securities	59,963,499	—
Cash paid for Vera acquisition	(1,100,040)	—
Net cash used in investing activities	(2,563,467)	(716,820)
Cash flows from financing activities
Principal payment of financed insurance	(381,797)	(349,792)
Principal payment of finance lease liability	(8,770)	—
Proceeds from issuance of stock, net of issuance costs	42,616,376	33,283,970
Proceeds from exercise of stock options	112,446	171,030
Net cash provided by financing activities	42,338,255	33,105,208
Net increase in cash and cash equivalents	20,901,104	21,678,317
Cash and cash equivalents, beginning of period	31,992,283	10,313,966
Cash and cash equivalents, end of period	$52,893,387	$31,992,283

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$3,244
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities:
Issuance of common stock, Vera acquisition	$1,759,220	$—
Purchases of laboratory and office equipment in accounts payable	$8,295	$156,978
Preferred shares in DepYmed received as consideration for sale of intellectual property	$316,724	$—
Insurance financed through note payable	$391,625	$365,430
Deferred offering costs accrued	$160,420	$—

The accompanying notes are an integral part of these consolidated financial statements

1. Organization, Description of Business and Liquidity

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

NeuBase is a pre-clinical-stage biopharmaceutical company and continues to develop its clinical and regulatory strategy with its internal research and development team with a view toward prioritizing market introduction as quickly as possible. NeuBase’s programs are NT-0100 in HD, NT-0200 in DM1 and NT-0300 in KRAS-driven cancers.

The NT-0100 program is a PATrOL™-enabled therapeutic program being developed to target the mutant expansion in the HD messenger ribonucleic acid (“mRNA”). The NT-0100 program includes proprietary PNAs which have the potential to be highly selective for the mutant transcript vs. the wild-type transcribed allele and the expectation to be applicable for all HD patients as it directly targets the expansion itself, and has the potential to be delivered systemically. PATrOL™-enabled drugs also have the unique ability to open RNA secondary structures and bind to either the primary nucleotide sequences or the secondary and/or tertiary structures. NeuBase believes the NT-0100 program addresses an unmet need for a disease which currently has no effective therapeutics that target the core etiology of the condition. NeuBase believes there is a large opportunity in the U.S. and European markets for drugs in this space.

The NT-0200 program is a PATrOL™-enabled therapeutic program being developed to target the mutant expansion in the DM1 disease mRNA. The NT-0200 program includes several proprietary PNAs which have the potential to be highly selective for the mutant transcript versus the wild-type transcribed allele and the expectation to be effective for nearly all DM1 patients as it directly targets the expansion itself. NeuBase believes the NT-0200 program addresses an unmet need for a disease which currently has no effective therapeutics that target the core etiology of the condition. NeuBase believes there is a large opportunity in the U.S. and European markets for drugs in this space.

The NT-0300 program is a PATrOL-enabled therapeutic program being developed to target the mutated KRAS gene. The program is comprised of candidate compounds that target two activating mutations in the KRAS gene: G12D and G12V. We believe these candidate compounds, and subsequent further optimized compounds, have the potential to inhibit transcription and/or translation of the oncogenic mutations and slow or stop tumor growth. We believe that the NT-0300 program addresses an unmet need for a disease, which currently has no effective therapeutics that target the core etiology of the condition. NeuBase believes there is a large opportunity in the U.S. and European markets for drugs in this space.

Liquidity

The Company has had no revenues from product sales and has incurred operating losses since inception. As of September 30, 2021, the Company had $52.9 million in cash and cash equivalents and during the year ended September 30, 2021 incurred a loss from operations of $26.6 million and used $18.9 million of cash in operating activities.

The Company expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As a result, the Company will likely need to raise additional capital through one or more of the following: issuance of additional debt or equity or complete a licensing transaction for one or more of the Company’s pipeline assets. With the closing of the common stock offering discussed below, management believes that it has sufficient working capital on hand to fund operations through at least the next twelve months from the date these consolidated financial statements were available to be issued. There can be no assurance that the Company will be successful in acquiring additional funding, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relate to the valuation of share-based compensation, the valuation of licenses, the fair value of warrant liabilities and the valuation allowance of deferred tax assets resulting from net operating losses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. The Company assesses and updates estimates each period to reflect current information, such as the economic considerations related to the impact that the novel coronavirus disease (COVID-19) could have on our significant accounting estimates. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

Marketable securities

Marketable securities are classified as trading and are carried at fair value. The Company’s marketable securities consist of corporate bonds and highly liquid mutual funds and exchange-traded & closed-end funds which are valued at quoted market prices. The Company had no marketable securities as of September 30, 2021 and 2020.

Equipment

Equipment is stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. The Company estimates useful lives as follows:

●	Laboratory equipment: five years
●	Office equipment: three years

Impairment of Long-Lived Assets

The Company reviews the carrying value of long-lived assets for indicators of possible impairment whenever events and circumstances indicate that the carrying value of an asset or asset group may not be recoverable from the estimated future net undiscounted cash flows expected to result from its use and eventual disposition. In cases where estimated future net undiscounted cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the asset or asset group. The factors that would be considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there was no impairment at September 30, 2021 and 2020.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating right-of-use (“ROU”) assets and operating lease liabilities on the consolidated balance sheets. Equipment finance leases are included in equipment, net and finance lease liabilities on the consolidated balance sheets.

Lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the lease asset, unless the implicit rate is readily determinable. ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. For operating leases, lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. The Company accounts for lease and non-lease components as a single lease component for all its leases.

The Company does not recognize ROU assets and lease liabilities that arise from leases with an original term of 12 months or less. Rather, the Company recognizes the lease expense on a straight-line basis over the term of the lease.

Research and Development

The Company expenses research and development costs as operating expenses as incurred. Research and development expenses consist primarily of:

●	salaries and related benefits for personnel in research and development functions, including stock-based compensation and benefits;
●	fees paid to consultants and contract research organizations for preclinical development work on our PATrOLTM platform and programs;
●	allocation of facility lease and maintenance costs;
●	depreciation of laboratory equipment and computers;
●	costs related to purchasing raw materials for and producing our product candidates;
●	costs related to compliance with regulatory requirements; and
●	license fees related to in-licensed technologies.

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

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment including:

●	Volatility- The Company was historically a private company and in certain instances lacks sufficient company-specific historical and implied volatility information. Therefore, when insufficient company-specific information is available, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies.
●	Expected term- The expected term assumption for employee grants is based on a permitted simplified method, which is based on the vesting period and contractual term for each tranche of awards. The mid-point between the weighted-average vesting term and the expiration date is used as the expected term under this method.
●	Risk-free rate- The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect for time periods approximately equal to the expected term of the award.

●	Expected dividend- The expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

In May 2021, the FASB issued ASU No. 2021-04, “Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2021-04”). This guidance reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. ASU 2021-04 provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. ASU 2021-04 will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

The Company accounted for the Vera Acquisition as an asset acquisition.

Total consideration for the Vera transaction consisted of the following:

Cash consideration	$796,124
Acquisition costs	303,916
Fair value of common stock (1)	1,759,220
Total consideration	$2,859,260

(1)	The fair value of common stock represents the closing share price of 308,635 shares of the Company’s common stock on April 26, 2021.

The total consideration for the Vera transaction was allocated as follows:

Property, plant and equipment	$59,231
Other liabilities	(88,000)
Fair value of net assets acquired	(28,769)
Research and development expense	2,888,029
Total cost of Vera acquisition	$2,859,260

In-process research and development assets with no future alternative use acquired in the Vera Acquisition were expensed.

4. Other Prepaid Expenses and Other Current Assets

The Company’s prepaid expenses and other current assets consisted of the following:

	As of September 30,	As of September 30,
	2021	2020
Prepaid research and development expense	$583,267	$205,641
Prepaid rent	172,518	—
Other prepaid expenses and other current assets	780,401	88,999
Total	$1,536,186	$294,640

5. Equipment

The Company’s equipment consisted of the following:

	As of September 30,	As of September 30,	Estimated Useful life
	2021	2020	(in years)
Laboratory equipment	$2,737,390	$1,319,123	5
Office equipment	259,978	6,477	3
Total	2,997,368	1,325,600
Accumulated depreciation	(533,486)	(158,666)
Property, plant and equipment, net	$2,463,882	$1,166,934

Depreciation expense for the years ended September 30, 2021 and 2020 was approximately $0.4 million and $0.1 million, respectively.

6. Investment

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

Following the 2019 merger with Ohr Pharmaceutical, Inc., (the “Ohr Acquisition”), the Company owns common and preferred shares of DepYmed. In addition, in February 2021, the Company sold certain intellectual property to DepYmed in exchange for shares of Series A-4 preferred stock. In aggregate, the Company's ownership represents approximately 15% ownership of DepYmed. The Company is entitled to hold one of the six seats on DepYmed's board of directors.

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

The carrying value of the Company’s total investment is DepYmed is as follows:

	As of September 30,
	2021	2020
Carrying value of DepYmed common shares	$—	$224,537
Fair value of DepYmed preferred shares assumed in connection with acquisition of Ohr	99,020	99,020
DepYmed preferred shares received in sale of intellectual property	316,724	—
Total Investment	$415,744	$323,557

The Company recognized a gain of $0.3 million related to the sale of IP to DepYmed, which was recorded in other income (expense) on the Company's consolidated statement of operations for the year ended September 30, 2021.

7. Accrued Expenses and Other Current Liabilities

The Company’s accrued expenses and other current liabilities consisted of the following:

	As of September 30,
	2021	2020
Accrued compensation and benefits	$880,707	$88,527
Accrued consulting settlement	200,000	—
Accrued professional fees	299,557	241,755
Accrued research and development	297,047	41,313
Accrued franchise tax	30,720	155,865
Accrued patent expenses	—	24,716
Other accrued expenses	39,715	3,707
Total	$1,747,746	$555,883

8. Notes Payable

Insurance Note Payable

As of September 30, 2021 and 2020, the Company had the following insurance notes payable outstanding:

		Stated
		Interest	Original	Balance at September 30,
	Maturity Date	Rate	Principal	2021	2020
Issurance Note Payable
2020 Insurance Note	December 2020	5.25%	$365,430	$—	$138,557
2021 Insurance Note	January 2022	4.99%	391,625	148,385	—

9. Leases

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

The Company continued to operate under its operating lease in Pittsburgh until the Company moved into its new headquarters and laboratory space, which occurred in June 2021. The Company’s prior office and operating space was leased under operating leases with original terms of less than 12 months which expire at various dates through November 2021; therefore, the Company’s previous operating leases are not recognized as ROU assets on the consolidated balance sheet. The Company also maintained a short-term rental of office space in New York, which the Company extended the term of until November 2021, and San Diego. The Company maintained a month-to-month short-term rental office space in Boston through September 2021. In October 2021, the Company commenced a one-year lease for the rental office space in Boston, which extends through October 2022.

In August 2021, the Company entered into a two-year finance lease for certain laboratory equipment. The Company measured and recognized an initial right-of-use (“ROU”) asset and finance lease liability upon lease commencement.

At September 30, 2021, ROU assets and lease liabilities were as follows:

		As of September 30,
		2021
Assets:	Classification
Operating lease right-of-use-asset	Operating lease asset	$5,945,295
Financing lease right-of-use-asset	Equipment, net	216,490
		$6,161,785

Liabilities:
Current	Classification
Operating	Operating lease liability	$382,576
Financing	Financing lease liability	107,632
Long-term
Operating	Long-term portion of operating leases liability	5,794,096
Financing	Long-term portion of financing leases liability	109,500
		$6,393,804

The following tables summarize quantitative information about the Company’s leases for the year ended September 30, 2021 and 2020:

	Year Ended September 30,
	2021	2020
Operating cash flows - operating lease	$128,963	$—
Operating cash flows - financing leases	1,376	—
Financing cash flows - financing leases	8,770	—

Right-of-use asset obtained in exchange for operating lease liabilities	$6,117,772	—
Finance lease assets obtained in exchange for finance lease liabilities	225,902	—

As of September 30,
2021
Weighted-average remaining lease term – operating lease (in years)	9.83
Weighted-average discount rate – operating lease	7.3%
Weighted-average remaining lease term – financing leases (in years)	1.9
Weighted-average discount rate – financing leases	7.3%

The components of lease expense were as follows (in thousands):

	Year Ended September 30,
	2021	2020
Operating leases
Operating lease cost	$360,340	$—
Variable lease costs	18,216	—
Total operating lease cost	378,556
Short-term lease rent expense	113,158	96,512
Financing leases
Amortization of leased assets	9,413	—
Interest on lease liabilities	1,376	—
Financing lease cost	10,789	—
Net lease cost	$502,503	$96,512

As of September 30, 2021, future minimum lease payments under the non-cancelable leases were as follows:

	Operating	Financing
	Lease	Leases
Year Ended September 30, 2022	822,660	121,752
Year Ended September 30, 2023	867,367	111,606
Year Ended September 30, 2024	874,320	—
Year Ended September 30, 2025	881,391	—
Year Ended September 30, 2026	888,627	—
Thereafter	4,401,029	—
Total	8,735,394	233,358
Less present value discount	(2,558,722)	(16,226)
Operating lease liabilities	$6,176,672	$217,132

10. Fair Value

The following tables present the Company’s fair value hierarchy for its warrant liabilities measured at fair value on a recurring basis at September 30, 2021 and 2020:

Fair Value Measurements
as of September 30, 2021
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities
Warrant liabilities	$—	—	—	$—

	Fair Value Measurements
	as of September 30, 2020
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities
Warrant liabilities	$—	—	950,151	$950,151

The following assumptions were used in determining the fair value of the warrant liabilities as of September 30, 2021 and 2020:

	As of September 30,
	2021	2020
Remaining contractual term (years)	0.2 - 0.5	1.2 - 1.5
Common stock price volatility	60.6% - 62.5%	91.1% - 96.1%	*
Risk-free interest rate	0.04%	0.12%-0.13%
Expected dividend yield	—	—

* The Company was historically a private company and lacked company-specific historical and implied volatility information, therefore the Company estimated its expected stock volatility based on the historical volatility of a set of publicly traded peer companies.

During the year ended September 30, 2021, the Company utilized its historical volatility in the valuation of warrant liabilities as it had sufficient trading activity.

The change in fair value of the warrant liabilities for the years ended September 30, 2021 and 2020 is as follows:

Fair value as of September 30, 2019	$496,343
Change in fair value	453,808
Fair value as of September 30, 2020	950,151
Change in fair value	(950,151)
Fair value as of September 30, 2021	—

As of September 30, 2021 and 2020, the recorded values of cash and cash equivalents, accounts payable and the insurance note payable approximate fair value due to the short-term nature of the instruments.

11. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10 million shares of preferred stock, par value $0.0001 as of September 30, 2021 and 2020. No shares of preferred stock were issued or outstanding as of September 30, 2021 or 2020.

Common Stock

The Company has authorized 250 million shares of common stock, $0.0001 par value per share as of September 30, 2021 and 2020. Each share of common stock is entitled to one voting right. Common stock owners are entitled to dividends when funds are legally available and declared by the Company’s board of directors.

Common Stock Offerings

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

On April 30, 2020, the Company closed an underwritten public offering of 6,037,500 shares of its common stock (inclusive of 787,500 shares that were sold pursuant to the underwriters' full exercise of their option to purchase additional shares of the Company's common stock), at a price to the public of $6.00 per share. The Company received net proceeds from the offering of approximately $33.3 million, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company.

Warrants

Below is a summary of the Company’s issued and outstanding warrants as of September 30, 2021:

Expiration date	Exercise Price	Warrants Outstanding
December 13, 2021	$55.00	20,627
April 10, 2022	20.00	695,312
July 6, 2023	8.73	105,000
September 20, 2024	6.50	75,000
		895,939

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual Life
	Warrants	Price	(in years)
Outstanding as of September 30, 2019	728,439	$20.99
Issued	105,000	8.73
Expired	(12,500)	20.00
Outstanding as of September 30, 2020	820,939	19.44
Issued	75,000	6.50
Outstanding as of September 30, 2021	895,939	18.35	0.9
Exercisable as of September 30, 2021	820,939	19.44	0.9

During the years ended September 30, 2021 and 2020, the Company issued 75,000 and 105,000 warrants, respectively, in exchange for certain financial advisory services. The warrants vest over six-month periods, have exercise prices of $6.50 and $8.73 per share, respectively, and expire three years from issuance. The Company determined the warrants issued in exchange for financial advisory services met the scope exception in ASC 815 and are therefore classified as equity. The Company determined the initial fair value of the advisory warrants issued during the years ended September 30, 2021 and 2020 to be $0.1 million and $0.5 million, respectively, which will be recognized as share-based compensation expense over the vesting period of the warrants, see Note 13.

Key assumptions used to estimate the fair value of the advisory warrants granted during the years ended September 30, 2021 and 2020 were as follows:

	As of September 30,
	2021	2020
Remaining contractual term (years)	3.0	3.0
Common stock price volatility	83.9%	86.4%
Risk-free interest rate	0.5%	0.2%
Expected dividend yield	—	—

As of September 30, 2021, unrecognized compensation expense associated with the advisory warrants is $0.1 million and is expected to be recognized over 0.5 years.

12. Net Loss Per Common Share

The following potentially dilutive securities outstanding for the year ended September 30, 2021 and 2020 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	As of September 30,
	2021	2020
Common stock purchase options	7,397,154	6,190,790
Restricted stock units	10,000	—
Common stock purchase warrants	895,939	820,939
	8,303,093	7,011,729

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

As of September 30, 2021, an aggregate of 4,709,277 shares of common stock were authorized under the 2019 Plan, subject to an “evergreen” provision that will automatically increase the maximum number of shares of Common Stock that may be issued under the term of the 2019 Plan. As of September 30, 2021, 407,852 common shares were available for future grants under the 2019 Plan. As of September 30, 2021, 291,667 shares of common stock were authorized under the 2016 Plan and 147,041 common shares were available for future grants under the 2016 Plan.

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations for the years ended September 30, 2021 and 2020:

	Year Ended September 30,
	2021	2020

General and administrative	$2,369,287	$3,729,061
Research and development	1,327,097	1,465,723
Total	$3,696,384	$5,194,784

Stock Options

Below is a table summarizing the options issued and outstanding as of and for the years ended September 30, 2021 and 2020:

			Weighted
		Weighted	Average	Total
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Stock Options	Price	Life (in years)	Value
Outstanding at September 30, 2019	6,375,966	$2.70
Granted	444,536	7.38
Exercised	(31,731)	5.42
Forfeited	(597,981)	5.42
Outstanding at September 30, 2020	6,190,790	2.76
Granted	1,758,599	5.45
Exercised	(47,052)	2.39
Forfeited	(505,183)	6.80
Outstanding at September 30, 2021	7,397,154	3.13	7.5	$11,994,910
Exercisable as of September 30, 2021	5,242,852	$2.19	6.8	$11,952,755

As of September 30, 2021, the unrecognized compensation costs of $4.9 million will be recognized over an estimated weighted-average amortization period of 1.5 years.

The intrinsic value of stock options exercised during the years ended September 30, 2021 and 2020 was $0.2 million and $0.1 million, respectively.

The weighted average grant date fair value of options granted during the year ended September 30, 2021 and 2020 was $3.84 and $5.23.

During the year ended September 30, 2021, the Company modified the terms of an option award granted to one former employee. The modification provides for accelerated vesting of unvested options and an extension of the term of the vested and unvested options to 2.5 years. The net incremental compensation expense incurred as a result of this modification was approximately $0.03 million.

Key assumptions used to estimate the fair value of the stock options granted during the years ended September 30, 2021 and 2020 included:

	Year Ended September 30,
	2021	2020
Expected term of options (years)	6.1	6 - 7
Expected common stock price volatility	82.7% - 83.7%	78% - 84.3%
Risk-free interest rate	0.6% - 1.3%	0.2% - 1.8%
Expected dividend yield	—	—

During the year ended September 30, 2021, the Company granted a stock option to purchase 225,000 shares to a consultant, which was cancelled and reissued in June 2021, in recognition of future service to the Company as an employee. The exercisability and vesting of the stock options are subject to the consultant’s effective date of employment with the Company, which had not yet occurred as of September 30, 2021, and as a result, the grant-date of such option has not occurred under GAAP. Therefore, the number and fair value of the shares subject to this option are not reflected in the table summarizing the options issued and outstanding as of and for the year ended September 30, 2021 and did not have impact on unrecognized compensation costs or the estimated weighted-average amortization period above as of September 30, 2021.

Restricted Stock

A summary of the changes in the outstanding restricted stock during the years ended September 30, 2021 and 2020 is as follows:

		Weighted Average
		Grant Date
	Unvested Restricted	Fair Value
	Stock	Price
Unvested as of September 30, 2019	6,875	$6.24
Granted	6,980	7.52
Vested	(13,855)	6.89
Unvested as of September 30, 2020	—	—
Granted	11,722	6.37
Vested	(11,722)	6.37
Unvested as of September 30, 2021	—	—
Total unrecognized expense remaining	$—
Weighted-average years expected to be recognized over	—

The fair value of restricted stock that vested during the years ended September 30, 2021 and 2020 was $0.1 million and $0.1 million, respectively.

Restricted Stock Units

Below is a table summarizing the restricted stock units granted and outstanding as of and for the year ended September 30, 2021:

		Weighted Average
		Grant Date
	Restricted Stock	Fair Value
	Units	Price
Unvested as of September 30, 2020	—	$—
Granted	10,000	5.09
Unvested as of September 30, 2021	10,000	5.09
Total unrecognized expense remaining	$43,117
Weighted-average years expected to be recognized over	1.9

14. Income Taxes

The Company has accumulated net losses since inception and has not recorded an income tax provision or benefit for the United States (U.S.) federal and state income taxes during the years ended September 30, 2021 and 2020. The components of the income tax benefits, net are as follows:

	For the Year Ended
	September 30,
	2021	2020
Federal
Current	$—	$—
Deferred	(7,919,279)	(3,417,262)
State and Local
Current	—	—
Deferred	(3,015,187)	(1,284,255)
Change in valuation allowance	10,934,466	4,701,517
Income tax provision (benefit)	$—	$—

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the consolidated statements of operations is as follows:

	For the Year Ended September 30,
	2021	2020
U.S. federal income tax expense at the statutory rate	(21.0)%	(21.0)%
State income taxes, net of federal taxes	(7.9)	(7.9)
Stock-based compensation	1.2	1.1
Return to provision adjustment	(14.2)	—
Other permanent items	(1.1)	0.8
Change in valuation allowance	43.0	27.0
Income tax provision (benefit)	—%	—%

The components of our deferred tax assets and liabilities are:

	September 30,
	2021	2020
Deferred tax assets
Net operating loss carryforwards	$13,254,067	$5,769,484
Stock-based compensation	3,779,555	3,141,385
Amortization	2,643,500	266,360
Service Warrant	147,168	67,776
Investment	141,098	—
Deferred Rent	66,982	—
Total deferred tax assets	20,032,370	9,245,005
Deferred tax liabilities
Depreciation	(127,449)	(274,957)
Prepaid expenses	(205,523)	(205,116)
Total deferred tax liabilities	(332,972)	(480,073)
Valuation allowance	(19,699,398)	(8,764,932)
Net deferred tax assets, net of allowances	$—	$—

As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. The Company believes that it is more likely than not that the benefit for deferred tax assets will not be realized. In recognition of this uncertainty, a full valuation allowance was applied to the deferred tax assets. The Company did not record a tax provision for the year ended September 30, 2021 and, due to the Company’s estimate that the effective tax rate for each year is 0%.

Future realization depends on the Company’s future earnings, if any, the timing and amount of which are uncertain as of September 30, 2021. In the future, should management conclude that it is more likely than not that the deferred tax assets are partially or fully realizable, the valuation allowance would be reduced to the extent of such expected realization and the amount would be recognized as a deferred income tax benefit in the Company’s consolidated statements of operations.

As of September 30, 2021, the Company had available federal and state total net operating loss carryforwards of approximately $45.8 million. Federal net operating loss carryforwards of approximately $45.8 million carryforward indefinitely. State operating loss carryforwards of approximately $45.8 million, begin to expire in 2039.

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

There are open statutes of limitations whereby our US Federal and state tax returns from inception of the Company are subject to audit by the respective taxing authorities in these jurisdictions for taxing authorities in federal and state jurisdictions to audit our tax returns from inception of the Company. There have been no material income tax related interest or penalties assessed or recorded.

No liability for uncertain tax positions or related interest and penalties related to uncertain tax positions is reported in the Company’s consolidated financial statements.

15. Commitments and Contingencies

Employee Benefit Plans

The Company has a defined contribution savings and investment plan (the “Plan”) as allowed under Sections 401(k) and 401(a) of the Internal Revenue Code. The Plan provides employees with tax deferred salary deductions and alternative investment options. Employees are eligible to participate upon employment and may apply for and secure loans from their account in the Plan. The Company contributed approximately $14,158 to the Plan during the years ended September 30, 2021 and 2020 as an employee match contribution. The Company did not contribute to the Plan during the year ended September 30, 2020.

Litigation

The Company has become involved in certain legal proceedings and claims which arise in the normal course of business. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s results of operations, prospects, cash flows, financial position and brand.

On February 14, 2018, plaintiff Jeevesh Khanna, commenced an action in the Southern District of New York, against Ohr and several current and former officers and directors, alleging that they violated federal securities laws between June 24, 2014 and January 4, 2018. On August 7, 2018, the lead plaintiffs, now George Lehman and Insured Benefit Plans, Inc., filed an amended complaint, stating the class period to be April 8, 2014 through January 4, 2018. The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, they seek to maintain the action as a class action and to recover damages on behalf of themselves and other persons who purchased or otherwise acquired Ohr common stock during the putative class period and purportedly suffered financial harm as a result. We and the individuals dispute these claims and intend to defend the matter vigorously. On September 17, 2018, Ohr filed a motion to dismiss the complaint. On September 20, 2019, the district court entered an order granting the defendants’ motion to dismiss. On October 23, 2019, the plaintiffs filed a notice of appeal of that order dismissing the action and other related orders by the district court. After full briefing and oral argument, on October 9, 2020, the U.S. Court of Appeals for the Second Circuit issued a summary order affirming the district court’s order granting the motion to dismiss and remanding the action to the district court to make a determination on the record related to plaintiffs’ request for leave to file an amended complaint. On October 16, 2020, the district court requested the parties’ positions as to how they proposed to proceed in light of the Second Circuit’s decision. After letter briefing on this issue and plaintiffs’ alternative request for leave to file a second amended complaint, on November 16, 2020, the district court denied plaintiffs’ request to amend and dismissed with prejudice plaintiffs’ claims. On December 16, 2020, plaintiffs filed a notice of appeal of that order denying plaintiffs leave to amend. On December 16, 2021, the Second Circuit affirmed the decision and order of the district court denying plaintiffs’ motion for leave to amend, thereby dismissing the appeal and action in its entirety.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and former Chief Financial Officer (“CFO”) who serves as the principal executive officer and served as the principal financial officer, respectively, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2021. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed by, under the supervision and, with the participation of our CEO and former CFO who serves as our principal executive officer and served principal financial officer, respectively, overseen by our board of directors and implemented by our management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that:

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

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management performed an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2021 using criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that, as of September 30, 2021, our internal control over financial reporting was effective. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarterly period ended September 30, 2021.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age(1)	Position
Non-Employees Directors
Dov A. Goldstein, M.D. (2) (4)	53	Director
Franklyn G. Prendergast, M.D., Ph.D. (2) (4)	76	Director
Gerry J. McDougall(3) (4)	54	Director
Eric I. Richman (2) (3)	60	Director
Executive Officers
Dietrich Stephan, Ph.D.	52	President, Chief Executive Officer and Director
William Mann, Ph.D.	61	Chief Operating Officer
Sandra Rojas-Caro, M.D.	51	Chief Medical Officer

(1)	Ages as of September 30, 2021.
(2)	Member of the Audit Committee.
(3)	Member of the Corporate Governance/Nominating Committee.
(4)	Member of the Compensation Committee.

Board of Directors

Our Amended and Restated Certificate of Incorporation provides that the Board is to be divided into three classes as nearly equal in number as possible, with directors in each class serving staggered three-year terms. The total Board size is currently fixed at five directors. The Class I directors (whose terms expire at the 2024 annual meeting of stockholders) are Dov A. Goldstein, M.D. and Eric I. Richman, M.B.A. The Class II directors (whose terms expire at the 2022 annual meeting of stockholders) are Gerry J. McDougall and Dietrich Stephan, Ph.D. The Class III director (whose term expires at the 2023 annual meeting of stockholders) is Franklyn G. Prendergast, M.D., Ph.D.

Dietrich Stephan, Ph.D., age 52, has been our Chairman, President and Chief Executive Officer since July 2019. Dr. Stephan was also the founder and Chief Executive Officer of Legacy NeuBase. Before founding Legacy NeuBase, Dr. Stephan was founder and Chief Executive Officer of LifeX Holdings, a healthcare startup incubator, and a tenured full professor of Human Genetics at the University of Pittsburgh. He served as Chair of the Department of Human Genetics at the University of Pittsburgh from 2013 to 2018, and earlier, as the founding Director of the Neurogenomics Division at the Translational Genomics Research Institute (TGen) and Deputy Director of Discovery Research at TGen. Dr. Stephan is Chairman of Peptilogics, a privately held peptide therapeutics company; a director of Sharp Edge Labs, a privately held small-molecule genetic disease therapeutics company; a director of FarmaceuticalRx, a privately held pharmaceutical company developing cannabinoid-based therapies; and partner in Cyto Ventures, an early-stage investment fund. In the last five years, Dr. Stephan has held director roles at Pendulum Therapeutics (formerly Whole Biome), a privately held company developing microbiome therapies.Dr. Stephan received his B.S. in Biology from Carnegie Mellon University and his Ph.D. in Human Genetics from the University of Pittsburgh. He also completed a fellowship at the National Human Genome Research Institute.

We believe that Dr. Stephan’s role as CEO of our Company, experience as the founder of Legacy NeuBase and in the biopharmaceutical industry qualify him to serve as a member of our Board.

Dov A. Goldstein, M.D., age 54, has served as a member of our Board since July 2019. Dr. Goldstein is currently the Chief Financial Officer of BioAge Labs, Inc., as well as serving as on the Board of Directors of Gain Therapeutics, Inc. (Nasdaq: GANX) and Coya Therapeutics, Inc. He was previously Chief Financial Officer, Chief Business Officer and a director of Indapta Therapeutics, Inc., and he served as Chief Executive Officer and a director of RIGImmune, Inc., as well as a private investor. Prior to that, he was the Chief Financial Officer at Schrödinger, LLC from the fourth quarter of 2017 to the second quarter of 2018. Dr. Goldstein served as a Managing Partner at Aisling Capital, a private investment firm, from 2014 to October 2017, Partner from 2008 to 2014 and a principal at Aisling Capital from 2006 to 2008. Dr. Goldstein served as the Chief Financial Officer of Loxo Oncology, Inc. between July 2014 and January 2015, and was its acting Chief Financial Officer from January 2015 to May 2015. From 2000 to 2005, Dr. Goldstein served as Chief Financial Officer of Vicuron Pharmaceuticals, Inc., which was acquired by Pfizer, Inc. in September 2005. Prior to joining Vicuron, Dr. Goldstein was Director of Venture Analysis at HealthCare Ventures. Dr. Goldstein also completed an internship in the Department of Medicine at Columbia-Presbyterian Hospital. He previously served as a director of ADMA Biologics, Inc. (Nasdaq: ADMA), Loxo Oncology, Inc. (Nasdaq: LOXO) (which was acquired by Eli Lilly), Esperion Therapeutics, Inc. (Nasdaq: ESPR), and Cempra, Inc. (Nasdaq: CEMP) (which was acquired by Melinta Therapeutics, Inc.). Dr. Goldstein received a B.S. from Stanford University, an M.B.A. from Columbia Business School and an M.D. from Yale School of Medicine.

We believe that Dr. Goldstein’s medical training and his experience in the biopharmaceutical industry as a venture capital investor, as a biotechnology executive and a member of the boards of directors of other biopharmaceutical companies, as well as his experience in financial matters and his service on audit and compensation committees, qualify him to serve as a member of our Board.

Franklyn G. Prendergast, M.D., Ph.D., age 76,  has served as a member of our Board since July 2019. Dr. Prendergast retired from the Mayo Clinic in 2014 and is currently the Emeritus Edmond and Marion Guggenheim Professor of Biochemistry and Molecular Biology and Emeritus Professor of Molecular Pharmacology and Experimental Therapeutics at Mayo Medical School. At the Mayo Clinic, he served in several capacities, most significantly, as the Director for Research 1989 – 1992, inclusive, Member of the Mayo Clinic Board of Governors and Executive Committee 1991 – 2007, and Member of the Mayo Clinic Board of Trustees from 1991-2009, inclusive. From 1994 to 2006, he served as a director of Mayo Clinic Cancer Center. He also previously held several other teaching positions at the Mayo Medical School from 1975 through 2014. Dr. Prendergast has served for the National Institute of Health on numerous study section review groups; as a charter member of the Board of Advisors for the Division of Research Grants, now the Center for Scientific Review; the National Advisory General Medical Sciences Council; and the Board of Scientific Advisors of the National Cancer Institute. He held a Presidential Commission for service on the National Cancer Advisory Board. Dr. Prendergast also has served in numerous other advisory roles for the National Institute of Health and the National Research Council of the National Academy of Sciences. He is a member of the board of directors of Immunome, Inc. (Nasdaq: IMNM) and its nominating and corporate governance committee, a member of the board of director of Cancer Genetics, Inc. (Nasdaq: CGIX) and its audit, compensation and nominating committees, a member of the board of directors of Lantern Pharma, Inc. (Nasdaq: LTRN) and its audit and nominating committees, and a member of the board of directors of the Infectious Disease Research Institute (IDRI). He previously served on the board of directors of Eli Lilly & Co. from 1995 to 2017 and was a member of Eli Lilly’s science and technology committee and public policy and compliance committee, and he previously served on the board of directors of Medibio Limited (ASX: MEB) (OTCQB: MDBIF). Dr. Prendergast obtained his medical degree with honors from the University of West

Indies and attended Oxford University as a Rhodes Scholar, earning an M.A. degree in physiology. He obtained his Ph.D. in Biochemistry at the University of Minnesota.

We believe that Dr. Prendergast’s extensive experience and expertise as a medical clinician, researcher and academician, particularly in the areas of oncology and personalized medicine, developed through his roles with Mayo Clinic, including serving as director of the Mayo Clinic Cancer Center and the Mayo Clinic Center for Individualized Medicine, qualify him to serve as a member on our Board.

Eric I. Richman, age 60, has served as a member of our Board since July 2019. Mr. Richman is currently CEO of Gain Therapeutics, Inc. (Nasdaq: GANX), a biotechnology company and was previously a Venture Partner at Brace Pharma Capital, a life science venture capital firm, from January 2016 to September 2018 and is involved with several private and public biotechnology companies. He also served as Chief Executive Officer of Tyrogenex Inc., a biopharmaceutical company, from 2016 to 2018. Mr. Richman served as the President and Chief Executive Officer of PharmAthene, Inc. (“PharmAthene”), subsequently acquired by Altimmune, Inc., between October 2010 and March 2015. He also served on PharmAthene’s board of directors, when the company was listed on the NYSE, from 2010 to 2017. Prior to joining PharmAthene, Mr. Richman held various commercial and strategic positions of increasing responsibility over a 12-year period at MedImmune, Inc. from its inception and was Director, International Commercialization at that company. Mr. Richman served as a director of Lev Pharmaceuticals, Inc. (acquired by Viropharma) and as Chairman of its Commercialization Committee and served as a director of American Bank Incorporated (acquired by Congressional Bancshares). Mr. Richman currently serves as a member of the board of directors of NovelStem International Corp. (OTCMKTS: NSTM), is the co-founder and Chairman of InFuse Holdings and LabConnect, Inc. where he serves as the Chairman of the Board, and previously served as a director of ADMA Biologics, Inc. (Nasdaq: ADMA) (as well as a member of such board’s audit, compensation and governance and nominating committees). Mr. Richman received a B.S. in Biomedical Science from the Sophie Davis School of Biomedical Education (CUNY Medical School) and a M.B.A. from the American Graduate School of International Management.

We believe that Mr. Richman’s experience in the biotechnology industry, including his successful efforts in gaining FDA drug approvals, as well as his experience as an executive officer of Gain Therapeutics and PharmAthene and his service on numerous public and private company boards of directors and on the committees of such boards, provide him with the qualifications and skills to serve as a member of our Board.

Gerry J. McDougall, age 54, has served as a member of our Board since May 2021. Mr. McDougall is a retired Senior Partner in PricewaterhouseCoopers’s Health Sciences Practice, where he provided services for over 25 years to academic medical centers, bioscience companies, pharmaceutical companies, research universities, colleges, health systems and other research organizations. In this role, he linked scientific breakthroughs to clinical applications for the benefit of patients and society in many parts of healthcare (especially cancer and precision medicine) and drew on deep, trusted, long-standing relationships with leading scientists, entrepreneurs, academics industry groups and philanthropists. Mr. McDougall’s experience includes a broad range of research business and compliance services, including strategic and business planning, financial analysis, research compliance, clinical research operations improvement, and information systems implementation services. In addition, his experience includes support services to the entire research continuum, from grant-funded basic science research, to translational research and clinical trials, including a dedicated group focusing on Clinical Research Consulting services and Global oncology. Mr. McDougall has been involved in numerous volunteer and trade organizations throughout his career, including as a board member of the Infectious Disease Research Institute (IDRI), as a board member of the Multiple Myeloma Research Foundation (MMRF) and most recently as a board member of the American Society of Clinical Oncology (ASCO). Mr. McDougall received a Bachelor’s degree in business from Northeastern University.

We believe that Mr. McDougall’s 25 years of experience as a driving force behind large-scale strategic alliances, joint ventures, and industry partnerships across the healthcare industry to advance innovations in precision medicine and cancer qualify him to serve as a member of our Board.

Executive Officers

Dietrich Stephan, Ph.D. For a brief biography of Dr. Stephan, please see “DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE – Board of Directors” above.

William Mann, Ph.D., age 61, has served as our Chief Operating Officer since July 2020. Dr. William (Bill) Mann has more than 25 years of experience in the biopharma industry. Most recently, he served as the President, CEO, and Board member of Helsinn

Therapeutics U.S., where he transformed the development-focused company into a profitable commercial entity with a portfolio that included Aloxi®, Akynzeo®, Halaven®, and Zykadia®. Prior to Helsinn, he was Vice President of Corporate Development at Sapphire Therapeutics, where he led several business development transactions, including the licensing of anamorelin to Ono Pharmaceutical Co, Ltd and played a key role in the sale of the company to Helsinn Healthcare SA. Also in this role, Dr. Mann managed the international Phase 2B study of anamorelin, which is now approved in Japan as Adlumiz® for the treatment of cancer cachexia. Bill began his professional career at Novartis, where he led a multidisciplinary drug discovery program and later served as Director of Business Development. He received bachelor and doctorate degrees in biochemistry from the University of Aberdeen, Scotland, completed postdoctoral studies at The Rockefeller University, and obtained an MBA from Rutgers University..

Sandra Rojas-Caro, M.D., age 51, has served as our Chief Medical Officer since May 2021. She has broad R&D leadership, executive management and team-building experience in private and public biotech companies and large pharma. She has been directly involved in successful global regulatory submissions, including an FDA and EMA approval and more than 10 investigational new drug (IND) applications. Most recently, Dr. Rojas-Caro was Chief Medical Officer for Gemini Therapeutics, a company focused on redefining age-related macular degeneration (AMD) and linked disorders with precision medicine, from February 2018 to January 2020. At Gemini, she led development through several milestones, including the company’s first IND and the first cohorts of genetically selected patients dosed with the company’s leading biologic therapeutic. She has also recently been involved in a consulting practice focused on early and growth stage biotechnology companies with a focus on rare disease therapeutics and precision therapeutics. Prior to Gemini, Dr. Rojas-Caro served as Chief Medical Officer for Aeglea BioTherapeutics (Nasdaq: AGLE), a biotechnology company developing a new generation of enzyme-based therapeutics to treat inborn errors of metabolism (IEM), from May 2016 to October 2016. Prior to Aeglea, she served as Group Vice President of Clinical Research and Development at Synageva BioPharma where she was instrumental in leading the clinical development team that secured the FDA and EMA approval of Kanuma® (sebelipase alfa) for the treatment of lysosomal acid lipase deficiency, as well as advancing the clinical development of other IEM programs. Following the acquisition of Synageva by Alexion, Dr. Rojas-Caro served as Vice President and R&D Project Team Leader for the Metabolic Rare Diseases Unit, and she supported the post-merger integration. Earlier in her career, she held roles in clinical and translational research with increasing levels of responsibility at Roche, Array BioPharma and Pfizer, where she was responsible for the design and implementation of early development clinical strategy across a broad range of indications. Dr. Rojas-Caro received a Bachelor’s in Science of Medicine and an M.D. from Pontifical Catholic University of Chile.

Family Relationships

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

Compensation Committee

Our Compensation Committee is currently comprised of Dr. Franklyn G. Prendergast (Chair), Dr. Dov A. Goldstein, and Gerry McDougall, each of whom is an independent director for purposes of the Nasdaq listing standards. The Compensation Committee reviews and recommends executive compensation, including changes therein, and administers our equity compensation plans.

Compensation Committee Membership, Interlocks and Insider Participation

Each member of the Compensation Committee is a “non-employee” director within the meaning of Rule 16b-3 of the rules promulgated under the Exchange Act. None of Drs. Prendergast, Goldstein, or McDougall is an officer or employee of ours, was formerly an officer of ours or had any relationship requiring disclosure by us under Item 404 of Regulation S-K. No interlocking relationship as described in Item 407(e)(4) of Regulation S-K exists between any of our executive officers or Compensation Committee members, on the one hand, and the executive officers or compensation committee members of any other entity, on the other hand, nor has any such interlocking relationship existed in the past.

Corporate Governance/Nominating Committee

Our Corporate Governance/Nominating Committee currently consists of Eric I. Richman (Chair) and Gerry McDougall. Both are non-employee directors and are considered independent under the applicable independence standard promulgated by Nasdaq and the SEC.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our Common Stock to file with the SEC initial reports of ownership and reports of changes in the ownership of Common Stock and other equity securities of the Company. Such persons are required to furnish us with copies of all Section 16(a) filings.

Based upon a review of the copies of the reports filed with the SEC we believe that our directors, officers and holders of more than 10% of our common stock complied with all applicable filing requirements during the 2021 fiscal year other than the following Form 4 filings: (i) Mr. Goldstein, Mr. McDougall, Mr. Richman, and Mr. Prendergast on September 17, 2021, and (ii) Mr. Mann on September 24, 2021. The Form 4 filings primarily relate to the grant of stock options as compensation to our officers and directors and were untimely filed.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid by us during the years ended September 30, 2021 and 2020 to (1) our principal executive officer during the last completed fiscal year and (2) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers as of September 30, 2021 (collectively our “Named Executive Officers”):

						Non-Equity
					Option	Incentive Plan	All Other
Name and Position	Year	Salary	Bonus(1)	Stock Awards	Awards(2)	Compensation	Compensation(3)	Total
Dietrich Stephan, Ph.D., Chief Executive Officer and President	2021	$469,149	$196,875	$—	$799,886	$—	$47,808	$1,513,717
	2020	$441,346	$—	$—	$—	$—	$47,475	$488,821
Sam Backenroth, Former Chief Financial Officer	2021	$363,462	$140,000	$—	$639,023	$—	$23,330	$1,165,814
	2020	$320,000	$20,000	$—	$—	$—	$18,524	$358,524
William Mann, Ph.D., Chief Operating Officer	2021	$381,923	$62,500	$—	$61,750	$—	$25,975	$532,149
	2020	$57,692	$45,000	$—	$917,000	$—	$3,663	$1,023,355

(1)	In the fiscal year ended September 30, 2021, the Company awarded a cash bonus to Dr. Stephan and Mr. Backenroth in the amount of $196,875 and $140,000, respectively, for services rendered during the calendar year ended December 31, 2020, which were not committed during such fiscal year and were approved by the Compensation Committee of the Board during May 2021. In the fiscal year ended September 30, 2020, the Company awarded a cash bonus to Dr. Stephan and Mr.

Backenroth in the amount of $157,500 and $132,000, respectively, for services rendered during the fiscal year ended September 30, 2019, which were not committed during such fiscal year and were approved by the Compensation Committee of the Board during May 2020. The Company paid Dr. Stephan and Mr. Backenroth such cash bonuses on May 15, 2020. In October 2020, the Compensation Committee approved a bonus for Mr. Backenroth in the amount of $20,000 in relation to services rendered to the Company during the fiscal year ended September 30, 2020 because of his election to take a reduction of his base salary during such fiscal year. Pursuant to each offer letter between the Company and between Dr. Stephan and Mr. Backenroth, each of Dr. Stephan and Mr. Backenroth will be eligible for a discretionary bonus for service with the Company during fiscal 2020 equal to 35% of each of their base salaries, each as determined at the discretion of the Compensation Committee. Dr. Mann is eligible for an annual performance bonus with a target amount equal to 40% of his base salary, provided that he remains employed by the Company on the date that such bonus would be paid. In addition, we paid Dr. Mann a relocation bonus of $45,000 with respect to his relocation to our principal office in Pittsburgh, PA during fiscal 2020.
(2)	The amounts in this column reflect the aggregate grant date fair value of equity awards granted during the applicable fiscal year, calculated in accordance with FASB ASC Topic 718 and using a Black-Scholes valuation model. Assumptions used in the calculation of these amounts are included in Note 13 of the audited financial statements included in this Form 10-K.
(3)	Consists of other compensation amounts for each named executive officer listed in the table entitled “All Other Compensation” below, including our contributions to such officers’ 401(k), group term life insurance policy premiums, health benefits and paid time off buy back.

All Other Compensation

		401(k)			Health		Paid Time Off	Total Other
Name	Year	Company	Group Term		Benefits	Life Insurance	Buy Back	Compensation
Dietrich Stephan, Ph.D.	2021	—	$		$25,716	$22,092	—	$47,808
Chief Executive Officer	2020	—		$—	$21,761	25,714	—	$47,475
Sam Backenroth	2021	1,283		$420	$21,627	—	—	$23,330
Former Chief Financial Officer	2020	—		$—	$18,524	—	—	$18,524
William Mann, Ph.D.	2021	—		$454	$25,522	—	—	$25,976
Chief Operating Officer	2020	—		$—	3,663	—	—	$3,663

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

With the exception of the increase of Dr. Mann’s annual salary to $420,000 in July 2021, our Named Executive Officers did not receive base salary increases in fiscal 2021 or 2020.

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

Compensation Consultant

Our Compensation Committee has the authority to retain the services and obtain the advice of external advisors, including compensation consultants, legal counsel and other advisors to assist in the evaluation of executive officer compensation. In 2021, our Compensation Committee engaged Compensia, an independent executive compensation consulting firm, to review our executive compensation policies and practices and to conduct an executive compensation market analysis.

During fiscal 2021, Compensia reviewed and advised on principal aspects of our executive compensation program, including:

●	Assisting in developing a peer group of publicly traded companies to be used to help assess executive compensation;
●	Assisting in developing a competitive compensation strategy and consistent executive compensation assessment practices relevant to a public company, including review and recommendation of the annual performance-based cash incentive program as well as the equity strategy for the Company covering dilution, grant levels and type of equity; and
●	Meeting with the Compensation Committee to review elements of executive compensation including the competitiveness of the executive compensation program.

Our Compensation Committee has assessed the independence of Compensia consistent with the Nasdaq Stock Market listing requirements and has concluded that the engagement of Compensia does not raise any conflicts of interest.

Outstanding Equity Awards as of September 30, 2021

The following table shows information regarding our outstanding equity awards as of September 30, 2021 for the Named Executive Officers:

	Option Awards							Stock Awards
Equity
Incentive
Plan
										Equity	Awards:
					Equity					Incentive	Market or
					Incentive					Plan	Payout
			Number of		Plan					Awards:	Value of
	Number of		Securities		Awards:				Market	Number of	Unearned
	Securities		Underlying		Number of			Number of	Value of	Unearned	Shares,
	Underlying		Unexercised		Securities			Shares or	Shares or	shares, Units	Units or
	Unexercised		Options		Underlying			Units of	Units of	or Other	Other Rights
	Options		Non-		Unexercised	Option	Option	Stock That	Stock That	Rights That	That Have
	Exercisable		Exercisable		Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	Not Vested
Name	(#)		(#)		Options (#)	Price ($)	Date(1)	Vested (#)	Vested ($)	Vested (#)	($)
Dietrich Stephan, Ph.D.	3,311,930		—		—	$0.001	12/31/2028	—	—	—	$—
Sam Backenroth	772,923	(2)	—		—	$5.39	7/12/2029	—	—	—	—
	17,500	(3)	—		—	$13.40	03/31/2024	—	—	—	—
William Mann, Ph.D.	51,041		123,959	(4)	—	$7.46	7/27/2030	—	—	—	—
	—		25,000	(5)	—	$3.46	8/19/2031	—	—	—	—

(1)	The options have a term of 10 years from the date of issuance.
(2)	Pursuant to the Separation Agreement entered into by Mr. Backenroth and the Company, dated September 30, 2021, all 772,923 shares of Company stock subject to this stock option have vested.
(3)	The option vested over a three-year period, with one-third of the shares underlying the option vesting on each of October 16, 2017, October 16, 2018 and October 16, 2019; provided that the last one-third vested in full in connection with the closing of the Merger on July 12, 2019.
(4)	The stock option vests over four years from the date of grant of July 27, 2020, with 25% of the shares subject to the options vesting on the first anniversary of the date of grant and the remainder vesting in 36 monthly tranches thereafter.
(5)	The stock option vests over four years from the date of grant of August 19, 2021, with 25% of the shares subject to the options vesting on the first anniversary of the date of grant and the remainder vesting in 36 monthly tranches thereafter.

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

Mr. Backenroth’s resignation was not a result of any disagreement with the Company or any matter relating to its accounting or financial policies or procedures. On September 30, 2021, the Company entered into a Separation Agreement with Mr. Backenroth, pursuant to which Mr. Backenroth is entitled to (i) continuation of Mr. Backenroth’s monthly base salary of $31,750.00 for a period of six months, (ii) immediate vesting of Mr. Backenroth’s stock option grant dated July 12, 2019 covering 772,923 shares of common stock, and (iii) an extension of Mr. Backenroth’s post-termination exercise period of his outstanding vested stock options, which totaled 790,423 shares, as of September 30, 2021to March 31, 2024.

Mr. Backenroth resigned from the Company on September 30, 2021.

William Mann, Ph.D.

On July 22, 2020, the Company entered into an offer letter with Dr. Mann. Pursuant to his offer letter, Dr. Mann’s annual salary will be $375,000, and he will have an annual performance bonus with a target of 40% of his base salary. Dr. Mann’s employment will be on an “at will” basis. Additionally, the Company granted Dr. Mann an option to purchase 175,000 shares of common stock under the Company’s 2019 Stock Incentive Plan. Subject to Dr. Mann’s continued employment with the Company, 1/4th of the shares underlying his option to purchase common stock will vest on the first anniversary of Dr. Mann’s start date, and 1/36th of the remaining shares underlying such option will vest at the end of each calendar month thereafter. On July 28, 2021, the Company increased Dr. Mann’s annual salary to $420,000, and effective August 19, 2021, granted him an additional option to purchase 25,000 shares of common stock under the Company’s 2019 Stock Incentive Plan. Subject to Dr. Mann’s continued employment with the Company, 1/4th of the shares underlying his option to purchase common stock, granted on July 28, 2021, will vest on July 28, 2022 and 1/36th of the remaining shares underlying such option will vest on a monthly basis thereafter.

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

Shares Subject to Plan. The maximum number of shares of common stock that may be issued under the life of the 2019 Plan will be 3,100,000 shares, subject to increase pursuant to an “evergreen” provision that will automatically increase the maximum number of shares of our common stock that may be issued under the life of the 2019 Plan on October 1st of each year beginning on October 1, 2019 and continuing through October 1, 2028 by a number of shares equal to 4.0% of the total number of shares of common stock outstanding as of September 30th of the preceding fiscal year, or a lesser number of shares to be determined by our board of directors. Notwithstanding the foregoing, the maximum number of shares of our common stock available for grants of ISOs under the 2019 Plan is 3,100,000 and will not increase.

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

Subject to limitations on individual grants to Outside Directors under the Plan, upon an Outside Director’s appointment to the Board, such Outside Director automatically will be granted a nonstatutory stock option to purchase shares of common stock having a grant date fair value of $320,000 (the “NSO Appointment Award”). Subject to further adjustment provisions as described in the Outside Director Compensation Policy and the Plan, 25% of each NSO Appointment Award will vest on the one-year anniversary of the grant date, and the remaining portion of the NSO Appointment Award will vest on an equal monthly basis over the following 36 months, provided that the Outside Director is in continuous service with the Company or an affiliate of the Company through the applicable vesting date. Each NSO Appointment Award will vest fully upon a Change in Control (as defined in the Plan), in each case, provided that the Outside Director is in continuous service with the Company or an affiliate of the Company through the Change in Control.

In addition, subject to limitations on individual grants to Outside Directors under the Plan, on the first business day after each annual meeting of the Company’s stockholders beginning with the 2021 annual meeting, each Outside Director automatically will be granted a nonstatutory stock option to purchase shares of common stock having a grant date fair value of $90,000 (the “Annual NSO Award”); provided that the initial Annual NSO Award granted on or after the Outside Director Compensation Policy’s effective date was made on September 9, 2020. Subject to further adjustment provisions as described in the Outside Director Compensation Policy and the Plan, 25% of each Annual NSO Award will vest on the one-year anniversary of the grant date, and the remaining portion of the

Annual NSO Award will vest on an equal monthly basis over the following 36 months, provided that the Outside Director is in continuous service with the Company or an affiliate of the Company through the applicable vesting date. Each Annual NSO Award will vest fully upon a Change in Control (as defined in the Plan), in each case, provided that the Outside Director is in continuous service with the Company or an affiliate of the Company through the Change in Control.

With regard to any of the nonstatutory stock options granted under the Outside Director Compensation Policy described above, the per share exercise price for all such options will be 100% of the fair market value of the shares underlying the options on the grant date.

Non-Employee Director Compensation for Fiscal 2021

Below is a summary of the non-employee director compensation paid in the fiscal year ended September 30, 2021:

	Cash
Name	Compensation(1)	Option Grants (2)	Stock Awards (3)	Total
Dov A. Goldstein, M.D.	$55,000	$90,380	$—	$145,380
Diego Miralles, M.D. (4)	$23,803	$—	$—	$23,803
Franklyn G. Prendergast, M.D., Ph.D.	$52,500	$90,380	$—	$142,880
Eric I. Richman	$45,590	$90,380	$—	$135,970
Gerry J, McDougall(5)	$16,997	$90,380	$—	$107,377

(1)	Represents the value of the annual retainers payable to our non-employee directors during fiscal 2021.
(2)	Pursuant to the Company’s Outside Director Compensation Policy, the Company granted each of our Outside Directors a stock option to purchase 38,135 shares of common stock with an exercise price of $2.36 on August 19, 2021. With respect to each Outside Director, the option to purchase 227,330 shares of common stock that was granted upon the consummation of the Merger, the stock option to purchase 14,634 shares of common stock that was granted to each Outside Director on September 9, 2020, and the stock option to purchase 38,135 shares of common stock that was granted to each Outside Director on August 19, 2021, remained outstanding as of September 30, 2021.
(3)	We did not grant any stock awards to our directors in fiscal 2021.
(4)	Mr. Miralles resigned from our Board of Directors on March 31, 2021.
(5)	Mr. McDougall was appointed to our Board of Directors on May 11, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information as of September 30, 2021 about shares of our common stock that may be issued upon the exercise of options under our existing equity compensation plans:

			Number of securities
			remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column
Plan Category	(a)(1)	(b)(2)	(a)) (c)(3)
Equity compensation plans approved by security holders (4)	4,310,224	$5.64	554,893
Equity compensation plans not approved by security holders (5)	3,311,930	$0.001	—
Total	7,622,154	$3.19	554,893

(1)	Consists of options outstanding as of September 30, 2021 under the NeuBase Therapeutics, Inc. 2019 Stock Incentive Plan (the “2019 Plan”), the NeuBase Therapeutics, Inc. 2018 Equity Incentive Plan (the “2018 Plan”), the Ohr Pharmaceutical, Inc. 2016 Consolidated Stock Incentive Plan (the “2016 Plan”), the Ohr Pharmaceutical, Inc. 2014 Stock Incentive Plan (the “2014 Plan”) and the Ohr Pharmaceutical, Inc. 2009 Stock Incentive Plan.
(2)	Consists of the weighted average exercise price of outstanding options as of September 30, 2021.
(3)	Consists entirely of shares of common stock that remain available for future issuance under the 2019 Plan and the 2016 Plan as of September 30, 2021.
(4)	The number of shares of our common stock available for issuance under the 2019 Plan will automatically increase on October 1st of each year, for a period of not more than ten years, beginning October 1, 2019 and ending on (and including) October 1, 2028 by the lesser of (a) 4.0% of the total number of shares of our common stock outstanding as of September 30th of the immediately preceding fiscal year, and (b) such number of shares of common stock determined by our board of directors.
(5)	Consists of the 2018 Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership, as of September 30, 2021, of our common stock by (a) each of our Named Executive Officers and current directors individually, (b) our current directors and executive officers as a group and (c) each holder of more than 5% of our outstanding common stock. This table is based upon information supplied by officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Other than as set forth below, we are not aware of any other beneficial owner of more than five percent of our common stock as of September 30, 2021. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Beneficial ownership and percentage ownership are determined in accordance with the Rule 13d-3 of the Exchange Act. Under these rules, shares of our common stock issuable under stock options that are exercisable within 60 days of September 30, 2021 are deemed outstanding for the purpose of computing the percentage ownership of the person holding the options, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over their shares of our common stock, except for those jointly owned with that person’s spouse.

	Number of Shares	Percentage of Class
Name and Address of Beneficial Owner	Beneficially Owned	(%)(1)
Dietrich Stephan, Ph.D. (2)	4,610,274	14.1%
Greenlight Capital, Inc. (3)	1,903,227	5.8%
Directors and Named Executive Officers (4)
Sam Backenroth, Former Chief Financial Officer(5)	804,554	2.5	*
William Mann, Ph.D., Chief Operating Officer(6)	57,927		*
Sandra Rojas-Caro, M.D., Chief Medical Officer	—		*
Kia Motesharei, Ph.D. , Former Chief Business and Strategy Officer	—		*
Dov A. Goldstein, M.D., Director (7)	207,421		*
Gerry J. McDougall, Director	—		*
Franklyn G. Prendergast, M.D., Ph.D., Director (8)	177,421		*
Eric I. Richman, Director	218,501		*
All current executive officers and directors as a group (seven persons) (10)	5,271,544	16.1%

* Less than one percent.

(1)	Percentage ownership is calculated based on a total of 32,721,493 shares of our common stock issued and outstanding as of September 30, 2021.

(2)	Represents (i) 3,311,930 shares of common stock issuable pursuant to stock options exercisable within 60 days of September 30, 2021, (ii) 1,273,819 shares of our common stock held by family trusts and (iii) 24,525 shares of our common stock held indirectly by Dietrich Stephan, Ph.D.
(3)	Greenlight Capital, Inc. (“Greenlight Inc.”) is the investment manager for Greenlight Capital Offshore Partners, Ltd. and as such has voting and dispositive power over 1,271,596 shares of our common stock. DME Capital Management, LP (“DME Management”) (i) is the investment manager for Greenlight Capital Offshore Master, Ltd., and as such has voting and dispositive power over 783,631 shares of our common stock held by Greenlight Capital Offshore Master, Ltd. and (ii) manages a portfolio for a private investment fund, and as such has voting and dispositive power over 311,000 shares of our common stock held by such private investment fund. DME Advisors, LP (“DME Advisors”) is the investment manager for Solasglas Investments, LP, and as such has voting and dispositive power over 360,800 shares of our common stock held by Solasglas Investments, LP. DME Advisors GP, LLC (“DME GP”) is the general partner of DME Management and DME Advisors, and as such has voting and dispositive power over 1,455,431 shares of our common stock. David Einhorn is the principal of Greenlight Inc., DME Management and DME GP, and as such has voting and dispositive power over 2,727,027 shares of our common stock held by these affiliates of Greenlight, Inc. Mr. Einhorn disclaims beneficial ownership of these shares of our common stock, except to the extent of any pecuniary interest therein. The address of Greenlight Capital, Inc. is 2 Grand Central Tower, 140 East 45th Street, 24th Floor, New York, NY 10017.
(4)	Unless otherwise indicated, the address for each of our executive officers and directors is c/o 350 Technology Drive, Pittsburgh, PA 15219.
(5)	Represents (i) 2,501 shares of common stock issuable pursuant to warrants exercisable within 60 days after September 30, 2021, (ii) 790,423 shares of common stock issuable pursuant to option exercisable within 60 days after September 30, 2021, and (iii) 11,630 shares of our common stock held directly by Sam Backenroth.
(6)	Represents 57,927 shares of common stock issuable pursuant to stock options exercisable within 60 days after September 30, 2021 held directly by William Mann, Ph.D.
(7)	Represents (i) 177,421 shares of common stock issuable pursuant to stock options exercisable within 60 days after September 30, 2021 held directly by Dov A. Goldstein, M.D. and (ii) 30,000 shares of our common stock held directly by Dov A. Goldstein, M.D.
(8)	Represents 177,421 shares of common stock issuable pursuant to stock options exercisable within 60 days after September 30, 2021 held directly by Franklyn G. Prendergast, M.D., Ph.D.
(9)	Represents (i) 177,421 shares of common stock issuable pursuant to stock options exercisable within 60 days after September 30, 2021, (ii) 27,747 shares of our common stock held by Eric I. Richman jointly with his spouse and (iii) 13,333 shares of our common stock held directly by Eric I. Richman.
(10)	Comprised of shares included under “Directors and Named Executive Officers,” as well as those of Dr. Stephan, our Chairman, Chief Executive Officer, President & Interim Chief Financial Office, and excluding Mr. Backenroth and Dr. Motesharei, who resigned from the Company effective September 30, 2021 and November 5, 2021, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Described below are any transactions occurring since October 1, 2019 and any currently proposed transactions to which we were a party and in which:

●	the amounts involved exceeded or will exceed $120,000; and
●	a director, executive officer, holder of more than 5% of the outstanding capital stock of NeuBase, or any member of such person’s immediate family had or will have a direct or indirect material interest.

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

Transactions with Related Persons

Participation in Our Public Offering

On April 30, 2020, the Company closed an underwritten public offering of 6,037,500 shares of its common stock (inclusive of 787,500 shares that were sold pursuant to the underwriters’ full exercise of their option to purchase additional shares of common stock), at a price to the public of $6.00 per share. The Company received net proceeds from the offering of approximately $33.3 million, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company. Entities affiliated with Greenlight Capital, Inc. (“Greenlight Inc.”) purchased 525,000 shares of common stock in the public offering at the public offering price of $6.00 per share. On April 26, 2021, the Company closed an underwritten public offering of 9,200,000 shares of its common stock (including shares of common stock purchased by the underwriters pursuant to the exercise of their option to cover over-allotments) at a price to the public of $5.00 per share. The Company received gross proceeds of $46.0 million from the offering before deducting the underwriting discounts and commissions and offering expenses payable by the Company. Entities affiliated with Greenlight Capital, Inc. (“Greenlight Inc.”) purchased 700,000 shares of common stock in the public offering at the public offering price of $5.00 per share. Greenlight Inc. is the investment manager of Greenlight Capital Qualified, L.P., Greenlight Capital, L.P. and Greenlight Capital Offshore Partners and is affiliated with DME Capital Management, LP and DME Advisors, LP, each of whom are investment advisors to certain of our stockholders. These stockholders form a group representing one of our principal stockholders as set forth in “Item 12— Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

Our board of directors has determined that each of Drs. Goldstein and Prendergast and Messrs. Richman and McDougall meet the definitions of independence under the Nasdaq Marketplace Rules and Section 10A-3 of Exchange Act. Accordingly, all of our directors, other than our Chief Executive Officer, Dr. Stephan, are deemed to be independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Marcum LLP, our current independent registered public accounting firm, and CohnReznick LLP, our former independent registered public accounting firms, for professional services rendered for the fiscal years ended September 30, 2021 and 2020, respectively:

	2021	2020
Audit Fees (1):	$285,600	$455,620
Audit-Related Fees (2):	30,538	—
Tax Fees (3):	24,220	—
All Other Fees (4):	—	—
Total All Fees:	$340,358	$455,620

(1)	Audit fees for fiscal 2021 consist of fees for professional services performed by Marcum for the audit of our 2021 annual financial statements that are included in our Annual Report on Form 10-K for the year ended September 30, 2021, fees for the review of financial statements included in our Quarterly Reports on Form 10-Q filed in fiscal 2021, and reviews of registration statements and issuances of consents, comfort letters and services that are normally provided in connection with statutory and regulatory filings or engagements. Audit fees for fiscal 2020 consist of fees for professional services performed by Marcum for the audit of our 2020 annual financial statements that are included in our Annual Report on Form 10-K for the year ended September 30, 2020, fees for the review of financial statements included in our Quarterly Reports on Form 10-Q filed in fiscal 2020, and reviews of registration statements and issuances of consents, comfort letters and services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees consist of fees for other audit-related professional services.
(3)	Consists of fees for tax compliance and consulting.
(4)	No other fees were earned or paid for fiscal 2020 or fiscal 2021.

Pre-Approval Policies and Procedures

All audit and non-audit services previously provided by our independent registered public accounting firm must be pre-approved by the Audit Committee. Pre-approval may be given for a category of services, provided that (i) the category is reasonably narrow and detailed and (ii) the Audit Committee establishes a fee limit for such category. The Audit Committee may delegate to any other member of the Audit Committee the authority to grant pre-approval of permitted non-audit services to be provided by Marcum between Audit Committee meetings; provided, however, that any such pre-approval shall be presented to the full Audit Committee at its next scheduled meeting. The Audit Committee pre-approved all audit and permitted non-audit services provided by Marcum LLP and CohnReznick for professional services rendered for the fiscal years ended September 30, 2021 and 2020.

PART IV.

ITEM 15. EXHIBITS

(a) 1.	Financial Statements
The information required by this item is included in Item 8 of Part II of this Form 10-K.
2.	Financial Statement Schedules
The information required by this item is included in Item 8 of Part II of this Form 10-K.
3.	Exhibits
The following exhibits are incorporated by reference or filed as part of this report:

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit
2.1+	Agreement and Plan of Merger and Reorganization, dated as of January 2, 2019, by and among Ohr Pharmaceutical, Inc., Ohr Acquisition Com. and NeuBase Therapeutics, Inc.	8-K	001-35963	1/3/2019	2.1
2.2	First Amendment to the Agreement and Plan of Merger and Reorganization, dated as of June 27, 2019, by and among Ohr Pharmaceutical, Inc., Ohr Acquisition Corp. and NeuBase Therapeutics, Inc.	8-K	001-35963	7/3/2019	2.1
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001 35963	7/12/2019	3.1
3.2	Amended and Restated Bylaws of the Company.	8-K	001-35963	9/23/2019	3.1
4.1	Form of Consulting Warrants.	10-K	001-35963	8/15/2011	10.21
4.2	Form of Warrant issued to investors pursuant to the Securities Purchase Agreement, dated as of April 5, 2017, by and among Ohr Pharmaceutical, Inc. and the purchasers listed therein.	8-K	001-35963	4/6/2017	4.1
4.3	Form of Common Stock Certificate.	S-8	333-233346	8/16/2019	4.17
4.4	Description of Securities of NeuBase Therapeutics, Inc.	10-K	001-35963	1/10/2020	4.5
10.1#	Ohr Pharmaceutical, Inc. 2016 Consolidated Stock Incentive Plan.	8-K	001-35963	3/21/2016	10.1
10.2#	Form of Stock Option Agreement (2016 Consolidated Stock Incentive Plan).	10-K	001-35963	12/15/2017	10.11(b)
10.3#	Form of Restricted Stock Agreement (2016 Consolidated Stock Incentive Plan).	10-K	001-35963	12/15/2017	10.11(c)
10.4†	License Agreement, dated December 17, 2018, by and between NeuBase Therapeutics, Inc. and Carnegie Mellon University.	S-4	333-230168	3/8/2019	10.15
10.5	Form of NeuBase Therapeutics, Inc. Warrant Certificate.	S-4	333-230168	3/8/2019	10.16
10.6#	NeuBase Therapeutics, Inc. 2018 Equity Incentive Plan.	S-4	333-230168	3/8/2019	10.19
10.7#	Restricted Stock Purchase Agreement, made as of September 6, 2018, by and between NeuBase Therapeutics, Inc. and Dietrich A. Stephan.	S-4	333-230168	3/8/2019	10.21
10.8#	Amendment to Restricted Stock Purchase Agreement, made as of December 26, 2018, by and between NeuBase Therapeutics, Inc. and Dietrich A. Stephan.	S-4	333-230168	3/8/2019	10.22
10.9#	Executive Employment Agreement, entered into as of December 22, 2018 and effective as of August 28, 2018,	S-4/A	333-230168	5/7/2019	10.23

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit
	by and between NeuBase Therapeutics, Inc. and Dietrich A. Stephan.
10.10	At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement, dated December 22, 2018, by and between NeuBase Therapeutics, Inc. and Dietrich A. Stephan.	S-4/A	333-230168	5/7/2019	10.24
10.11#	Offer Letter of Employment, dated May 22, 2019, by and between NeuBase Therapeutics, Inc. and Sam Backenroth.	S-4/A	333-230168	5/22/2019	10.25
10.12	Employee Proprietary Information and Invention Assignment Agreement, dated May 22, 2019, by and between NeuBase Therapeutics, Inc. and Sam Backenroth.	S-4/A	333-230168	5/222019	10.26
10.13#	Offer of Employment, dated July 11, 2019, by and between NeuBase Therapeutics, Inc. and Dietrich A. Stephan.	8-K/A	001-35963	7/17/2019	10.1
10.14#	NeuBase Therapeutics, Inc. 2019 Stock Incentive Plan.	S-4	333-230168	3/8/2019	Annex E
10.15#	Form of Option Agreement under the NeuBase Therapeutics, Inc. 2019 Stock Incentive Plan.	S-8	333-233346	8/16/2019	4.6
10.16#	Form of Option Agreement under the NeuBase Therapeutics, Inc. 2018 Equity Incentive Plan.	S-8	333-233346	8/16/2019	4.8
10.17	Sublease Agreement, dated as of March 12, 2019, by and between NeuBase Therapeutics, Inc. and StartUptown dba Avenu.	10-K	001-35963	1/10/2020	10.29
10.18	Amendment No. 1 to Sublease Agreement, dated as of May 21, 2019, by and between NeuBase Therapeutics, Inc. and StartUptown dba Avenu.	10-K	001-35963	1/10/2020	10.30
10.19	Amendment No. 2 to Sublease Agreement, dated as of July 29, 2019, by and between NeuBase Therapeutics, Inc. and StartUptown dba Avenu.	10-K	001-35963	1/10/2020	10.31
10.20	Lease Extension to Sublease Agreement, dated as of February 26, 2020, by and between NeuBase Therapeutics, Inc. and StartUptown dba Avenu.	10-Q	001-35963	3/26/2020	10.1
10.21	Amendment No. 4 to Sublease Agreement, dated as of August 20, 2020	10-K	001-35963	12/23/2020	10.26
10.22	Amendment No. 5 to Sublease Agreement, dated as of September 25, 2020	10-K	001-35963	12/23/2020	10.27
10.23#	Offer Letter of Employment, dated July 22, 2020, by and between NeuBase Therapeutics, Inc. and William Mann.	8-K	001-35963	7/28/2020	10.1
10.24#	Offer Letter of Employment, dated May 17, 2021, by and between NeuBase Therapeutics, Inc. and Sandra Rojas-Caro	8-K	001-35963	5/20/2021	10.1
10.25	Lease Agreement, dated as of October 2, 2020, by and between NeuBase Therapeutics, Inc. and 350 Technology Drive Partners, LLC.	10-K	001-35963	12/23/2020	10.30
10.26	First Amendment to Lease Agreement, dated December 28, 2020	10-Q	333-88480	2/11/2021	10.2
10.27	Second Amendment to Lease Agreement, dated April 21, 2021	8-K	001-35963	4/27/2021	10.1
16.1	Letter from CohnReznick, LLP, dated February 18, 2020	8-K/A	001-35963	2/18/2020	16.1
21.1*	Subsidiaries.

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit
23.1*	Consent of Marcum LLP.
31.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.
+	All schedules and exhibits to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#	Management compensatory plan or arrangement.
†	The SEC has granted confidential treatment with respect to certain portions of this exhibit. Those portions have been omitted and filed separately with the SEC.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 23, 2021	NeuBase Therapeutics, Inc.
/s/ Dietrich Stephan
Dietrich Stephan, Ph.D.
President, Chief Executive Officer and Interim Chief Financial Officer

Signature	Title	Date
/s/ Dietrich Stephan	President, Chief Executive Officer, Interim Chief Financial Officer and Director	December 23 , 2021
Dietrich Stephan, Ph.D.	(Principal Executive Officer and Financial Officer)
/s/ Dov A. Goldstein	Director	December 23, 2021
Dov A. Goldstein, M.D.
/s/ Gerry J. McDougall	Director	December 23, 2021
Gerry J. McDougall
/s/ Franklyn G. Prendergast	Director	December 23, 2021
Franklyn G. Prendergast, M.D., Ph.D.
/s/ Eric I. Richman	Director	December 23, 2021
Eric I. Richman