Form 10-Q
period 2021-12-31
NeuBase Therapeutics, Inc.
filed 2022-02-11
CIK 1173281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2021

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

As of February 4, 2022, 32,768,184 shares of the common stock, par value $0.0001, of the registrant were outstanding.

-i-

PART I.

ITEM 1. FINANCIAL STATEMENTS

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31,	September 30,
	2021	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$47,326,060	$52,893,387
Prepaid insurance	313,577	499,061
Other prepaid expenses and current assets	844,404	1,536,186
Total current assets	48,484,041	54,928,634

EQUIPMENT, net	2,464,643	2,463,882

OTHER ASSETS
Investment	—	415,744
Right-of-use asset, operating lease asset	5,841,696	5,945,295
Security deposit	253,615	253,615
Other long-term assets	—	160,423
Total other assets	6,095,311	6,775,077

TOTAL ASSETS	$57,043,995	$64,167,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,193,713	$1,807,885
Accrued expenses and other current liabilities	2,412,880	1,747,746
Insurance note payable	—	148,385
Operating lease liabilities	429,507	382,576
Finance lease liabilities	111,513	107,632
Total current liabilities	4,147,613	4,194,224

Long-term operating lease liability	5,683,192	5,794,096
Long-term finance lease liability	78,987	109,500
TOTAL LIABILITIES	9,909,792	10,097,820

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and September 30, 2021	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 32,768,184 and 32,721,493 shares issued and outstanding as of December 31, 2021 and September 30, 2021, respectively	3,276	3,272
Additional paid-in capital	123,827,646	123,034,404
Accumulated deficit	(76,696,719)	(68,967,903)
Total stockholders’ equity	47,134,203	54,069,773

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,043,995	$64,167,593

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	December 31,
	2021	2020
OPERATING EXPENSES
General and administrative	$2,935,710	$2,641,470
Research and development	4,369,257	2,019,924
TOTAL OPERATING EXPENSES	7,304,967	4,661,394

LOSS FROM OPERATIONS	(7,304,967)	(4,661,394)

OTHER INCOME (EXPENSE)
Interest expense	(15,219)	(9,737)
Interest income	1,254	—
Change in fair value of warrant liabilities	—	630,112
Equity in losses on equity method investment	(415,744)	(25,412)
Other income, net	5,860	-
Total other (expense) income, net	(423,849)	594,963

NET LOSS	$(7,728,816)	$(4,066,431)

BASIC AND DILUTED LOSS PER SHARE	$(0.24)	$(0.18)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	32,725,718	23,174,168

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended December 31, 2021 and 2020

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of September 30, 2020	23,154,084	$2,315	$74,850,935	$(43,558,602)	$31,294,648
Stock-based compensation expense	—	—	1,176,585	—	1,176,585
Issuance of restricted stock for services	1,931	—	—	—	—
Exercise of stock options	21,576	2	112,444	—	112,446
Net loss	—	—	—	(4,066,431)	(4,066,431)
Balance as of December 31, 2020	23,177,591	$2,317	$76,139,964	$(47,625,033)	$28,517,248

Balance as of September 30, 2021	32,721,493	$3,272	$123,034,404	$(68,967,903)	$54,069,773
Stock-based compensation expense	—	—	793,204	—	793,204
Issuance of restricted stock for services	4,441	—	—	—	—
Exercise of stock options	42,250	4	38	—	42
Net loss	—	—	—	(7,728,816)	(7,728,816)
Balance as of December 31, 2021	32,768,184	$3,276	$123,827,646	$(76,696,719)	$47,134,203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(7,728,816)	$(4,066,431)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	793,204	1,176,585
Change in fair value of warrant liabilities	—	(630,112)
Depreciation and amortization	181,490	68,117
Loss on marketable securities	30	14,970
Loss on disposal of fixed assets	7,595	—
Equity in losses on equity method investment	415,744	25,412
Non-cash expense from right-of-use assets	103,599	—
Changes in operating assets and liabilities
Prepaid insurance, other prepaid expenses and current assets	877,266	(25,132)
Long-term prepaid insurance	—	48,417
Security deposit	—	(253,565)
Other long-term assets	160,423	—
Accounts payable	(680,142)	(327,087)
Accrued expenses and other current liabilities	665,134	187,965
Operating lease liability	(63,973)	—
Net cash used in operating activities	(5,268,446)	(3,780,861)
Cash flows from investing activities
Purchase of laboratory and office equipment	(123,876)	(193,571)
Purchase of marketable securities	(14,986,818)	(15,003,771)
Sale of marketable securities	14,986,788	14,988,801

Net cash used in investing activities	(123,906)	(208,541)
Cash flows from financing activities
Principal payment of financed insurance	(148,385)	(138,557)
Principal payment of finance lease liability	(26,632)	—
Proceeds from exercise of stock options	42	112,446
Net cash used in financing activities	(174,975)	(26,111)
Net decrease in cash and cash equivalents	(5,567,327)	(4,015,513)
Cash and cash equivalents, beginning of period	52,893,387	31,992,283
Cash and cash equivalents, end of period	$47,326,060	$27,976,770

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$10,400
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities:
Purchases of laboratory and office equipment in accounts payable	$65,970	$—

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

NeuBase is a preclinical-stage biopharmaceutical company and continues to develop its clinical and regulatory strategy with its internal research and development team with a view toward prioritizing market introduction as quickly as possible. NeuBase’s programs are NT-0100 in HD, NT-0200 in DM1 and NT-0300 in KRAS-driven cancers:

●	The NT-0100 program is a PATrOL™-enabled therapeutic program being developed to target the mutant expansion in the HD messenger ribonucleic acid (“mRNA”). The NT-0100 program includes proprietary PNAs which have the potential to be highly selective for the mutant transcript vs. the wild-type transcribed allele and the expectation to be applicable for all HD patients as it directly targets the expansion itself and has the potential to be delivered systemically. PATrOL™-enabled drugs also have the unique ability to open RNA secondary structures and bind to either the primary nucleotide sequences or the secondary and/or tertiary structures.
●	The NT-0200 program is a PATrOL™-enabled therapeutic program being developed to target the mutant expansion in the DM1 disease mRNA. The NT-0200 program includes several proprietary PNAs which have the potential to be highly selective for the mutant transcript versus the wild-type transcribed allele and the expectation to be effective for nearly all DM1 patients as it directly targets the expansion itself.
●	The NT-0300 program is a PATrOL™-enabled therapeutic program being developed to target the mutated KRAS gene. The program is comprised of candidate compounds that target two activating mutations in the KRAS gene: G12D and G12V. NeuBase believes these candidate compounds, and subsequent further optimized compounds, have the potential to inhibit transcription and/or translation of the oncogenic mutations and slow or stop tumor growth.

NeuBase believes its three aforementioned programs address unmet needs for diseases that currently have no effective therapeutics that target the etiologies of these conditions. NeuBase further believes there is a large opportunity in the U.S. and European markets for drugs in these areas.

Liquidity

The Company has had no revenues from product sales and has incurred operating losses since inception. As of December 31, 2021, the Company had $47.3 million in cash and cash equivalents, and during the three months ended December 31, 2021, incurred a net loss of $7.7 million and used $5.3 million of cash in operating activities.

The Company expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As a result, the Company will likely need to raise additional capital through one or more of the following: the issuance of additional debt or equity or the completion of a licensing transaction for one or more of the Company’s pipeline assets. Management believes it has sufficient working capital on hand to fund operations through at least the next twelve months from the date these consolidated financial statements were available to be issued. There can be no assurance that the Company will be successful in acquiring additional funding, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.  Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended September 30, 2021 included in the Company’s Annual Report on Form 10-K (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on December 23, 2021. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated during the consolidation process. The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state the Company’s financial position, results of operations and cash flows. The unaudited condensed consolidated financial statements for the interim periods are not necessarily indicative of results for the full year. The preparation of these unaudited condensed consolidated financial statements requires the Company to make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes. The Company’s actual results may differ from these estimates under different assumptions or conditions.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s unaudited condensed consolidated financial statements relate to the valuation of stock-based compensation, the valuation of licenses, the fair value of warrant liabilities and the valuation allowance of deferred tax assets resulting from net operating losses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources.

The Company assesses and updates estimates each period to reflect current information, such as the economic considerations related to the impact that the novel coronavirus disease (“COVID-19”) could have on its significant accounting estimates. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

Marketable Securities

Marketable securities are classified as trading and are carried at fair value. The Company’s marketable securities consist of corporate bonds and highly liquid mutual funds and exchange-traded and closed-end funds which are valued at quoted market prices. The Company had no marketable securities as of December 31, 2021 and September 30, 2021.

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

The following potentially dilutive securities outstanding as of December 31, 2021 and 2020 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	As of December 31,
	2021	2020
Common stock purchase options	7,197,404	6,633,554
Restricted stock units	10,000	—
Common stock purchase warrants	875,312	820,939
	8,082,716	7,454,493

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The adoption of this standard as of October 1, 2021, did not impact the Company's consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This guidance introduces a new model for recognizing credit losses on financial

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

instruments based on an estimate of current expected credit losses. ASU 2016-13 also provides updated guidance regarding the impairment of available-for-sale debt securities and includes additional disclosure requirements. The new guidance is effective for public business entities that meet the definition of a Smaller Reporting Company as defined by the SEC for interim and annual periods beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

3.  Other Prepaid Expenses and Other Current Assets

The Company’s prepaid expenses and other current assets consisted of the following:

	As of December 31,	As of September 30,
	2021	2021
Prepaid research and development expense	$453,706	$583,267
Prepaid rent	—	172,518
Other prepaid expenses and other current assets	390,698	780,401
Total	$844,404	$1,536,186

4.  Equipment

The Company’s equipment consisted of the following:

	As of December 31,	As of September 30,
	2021	2021
Laboratory equipment	$2,909,472	$2,737,390
Office equipment	259,978	259,978
Leasehold improvements	10,128	—
Total	3,179,578	2,997,368
Accumulated depreciation	(714,935)	(533,486)
Property, plant and equipment, net	$2,464,643	$2,463,882

Depreciation expense for the three months ended December 31, 2021 and 2020 was approximately $0.2 million and $0.1 million, respectively.

5.  Investment

The Company owns common and preferred shares of DepYmed Inc. (“DepYmed”), which represents approximately 15% ownership of DepYmed.

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

The carrying value of the Company’s investment in DepYmed common shares was reduced to zero, therefore, during the three months ended December 31, 2021, the Company recorded its share of equity losses to the extent of its investment in preferred shares of DepYmed. The Company will continue to monitor the operating results of DepYmed and will record equity in earnings when the equity in earnings exceeds the Company’s previously unrecognized losses.

Equity in losses for the three months ended December 31, 2021 and 2020 were approximately $0.4 million and $0.03 million, respectively.

The carrying value of the Company’s total investment in DepYmed is as follows:

	As of December 31,	As of September 30,
	2021	2021
Carrying value of DepYmed common shares	$—	$—

Fair value of DepYmed preferred shares assumed in connection with acquisition of Ohr Pharmaceutical, Inc., a Delaware corporation that completed a Merger with NeuBase Therapeutics (“Ohr”)	—	99,020
DepYmed preferred shares received in sale of intellectual property	—	316,724
Total Investment	$—	$415,744

6.  Accrued Expenses and Other Current Liabilities

The Company’s accrued expenses and other current liabilities consisted of the following:

	As of December 31,	As of September 30,
	2021	2021
Accrued compensation and benefits	$1,095,617	$880,707
Accrued consulting settlement	300,000	200,000
Accrued professional fees	203,816	299,557
Accrued research and development	720,875	297,047
Accrued franchise tax	77,120	30,720
Other accrued expenses	15,452	39,715
Total	$2,412,880	$1,747,746

7.  Notes Payable

Insurance Note Payable

As of December 31, 2021 and September 30, 2021, the Company had the following insurance note payable outstanding:

		Stated		Balance at	Balance at
	Maturity	Interest	Original	December 31,	September 30,
	Date	Rate	Principal	2021	2021
Insurance Note Payable
2021 Insurance Note	January 2022	4.99%	$391,625	$—	$148,385

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.  Leases

In October 2020, the Company entered into a ten-year operating lease agreement with annual escalating rental payments for approximately 14,189 square feet of office and laboratory space in Pittsburgh, Pennsylvania. The leased premises will serve as the Company’s headquarters. The first and second amendments to the lease agreement were executed in December 2020 and April 2021, respectively (collectively with the lease agreement, referred to herein as the “Lease”). In November 2020, the Company prepaid rent of $0.3 million and paid a security deposit of $0.3 million for the Lease. The Lease commenced on May 1, 2021, and the Company was obligated to begin making rental payments on this date. The Company applied the prepaid amount toward the rental payments through December 2021. The Company is also entitled to use half of the security deposit towards rental payments in May and June 2022. The Company measured and recognized an initial right-of-use (“ROU”) asset and operating lease liability upon lease commencement. The Company has the right to extend the term of the Lease for an additional five-year term; however, this extension has not been included in the calculation of the lease liability and ROU asset at the lease inception as the exercise of the option was not reasonably certain.

The Company continued to operate under its operating lease in Pittsburgh until the Company moved into its new headquarters and laboratory space, which occurred in June 2021. The Company’s prior office and operating space was leased under operating leases with original terms of less than 12 months which expired at various dates through November 2021; therefore, the Company’s previous operating leases are not recognized as ROU assets on the consolidated balance sheet. The Company  also maintained a short-term rental of office space in San Diego and New York, which expired in November 2021. . In October 2021, the Company commenced a one-year lease for the rental of office space in Boston, which extends through October 2022.

In August 2021, the Company entered into a two-year finance lease for certain laboratory equipment. The Company measured and recognized an initial right-of-use (“ROU”) asset and finance lease liability upon lease commencement.

At December 31, 2021 and September 30, 2021, ROU assets and lease liabilities were as follows:

		As of December 31,	As of September 30,
		2021	2021
Assets:	Classification
Operating lease right-of-use-asset	Operating lease asset	$5,841,696	$5,945,295
Financing lease right-of-use-asset	Equipment, net	188,252	216,490
		$6,029,948	$6,161,785

Liabilities:
Current	Classification
Operating	Operating lease liability	$429,507	$382,576
Financing	Financing lease liability	111,513	107,632
Long-term
Operating	Long-term portion of operating leases liability	5,683,192	5,794,096
Financing	Long-term portion of financing leases liability	78,987	109,500
		$6,303,199	$6,393,804

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables summarize quantitative information about the Company’s leases for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31,
	2021	2020
Operating cash flows - operating lease	176,578	$—
Operating cash flows - financing leases	3,807	—
Financing cash flows - financing leases	26,632	—

Right-of-use asset obtained in exchange for operating lease liabilities	—	—
Finance lease assets obtained in exchange for finance lease liabilities	—	—

As of December 31,
2021
Weighted-average remaining lease term – operating lease (in years)	9.58
Weighted-average discount rate – operating lease	7.3%
Weighted-average remaining lease term - financing leases (in years)	1.7
Weighted-average discount rate - financing leases	7.3%

	Three Months Ended
	December 31,
	2021	2020
Operating leases
Operating lease cost	$216,204	$—
Variable lease costs	—	—
Operating lease cost	216,204	—
Short-term lease rent expense	13,716	28,026
Financing leases
Amortization of leased assets	28,238	—
Interest on lease liabilities	3,807	—
Financing lease cost	32,045	—
Net lease cost	$261,965	$28,026

As of December 31, 2021, future minimum lease payments under the non-cancelable leases were as follows:

	Operating	Financing
	Lease	Leases
Nine Months Ending September 30, 2022	646,083	121,752
Year Ending September 30, 2023	867,367	111,606
Year Ending September 30, 2024	874,320	—
Year Ending September 30, 2025	881,391	—
Year Ending September 30, 2026	888,627	—
Thereafter	4,401,029	—
Total	8,558,817	233,358
Less present value discount	(2,446,118)	(42,858)
Operating lease liabilities	$6,112,699	$190,500

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9.  Fair Value

As of December 31, 2021 and September 30, 2021, the fair value of warrants measured at fair value was $0. The fair value of the warrant liabilities was determined using level 3 inputs and the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the warrant liabilities:

	As of December 31,	As of September 30,
	2021	2021
Remaining contractual term (years)	0.3	0.2 - 0.5
Common stock price volatility	62.5%	60.6% - 62.5%
Risk-free interest rate	0.1%	0.04%
Expected dividend yield	—	—

The change in fair value of the warrant liabilities for the three months ended December 31, 2020 was $0.6 million.

As of December 31, 2021 and September 30, 2021, the carrying value of cash and cash equivalents, accounts payable and the insurance note payable approximate fair value due to the short-term nature of these instruments.

10.  Stockholders’ Equity

Warrants

Below is a summary of the Company’s issued and outstanding warrants as of December 31, 2021:

		Warrants
Expiration date	Exercise Price	Outstanding
April 10, 2022	$20.00	695,312
July 6, 2023	8.73	105,000
September 20, 2024	6.50	75,000
		875,312

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual Life
	Warrants	Price	(in years)
Outstanding as of September 30, 2021	895,939	$18.35
Expired	(20,627)	55.00
Outstanding as of December 31, 2021	875,312	17.49	0.6
Exercisable as of December 31, 2021	837,812	$17.98	0.5

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11.  Stock-Based Compensation

As of December 31, 2021, an aggregate of 6,018,136 shares of common stock were authorized under the Company’s 2019 Stock Incentive Plan (the “2019 Plan”), subject to an “evergreen” provision that will automatically increase the maximum number of shares of common stock that may be issued under the term of the 2019 Plan. As of December 31, 2021, 1,869,770 common shares were available for future grants under the 2019 Plan. As of December 31, 2021, 291,667 shares of common stock were authorized under the Company’s 2016 Consolidated Stock Incentive Plan (the “2016 Plan”) and 147,041 common shares were available for future grants under the 2016 Plan.

The Company recorded stock-based compensation expense in the following expense categories of its unaudited condensed consolidated statements of operations for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31,
	2021	2020
General and administrative	$327,131	$842,279
Research and development	466,073	334,306
Total	$793,204	$1,176,585

Stock Options

Below is a table summarizing the options issued and outstanding as of and for the three months ended December 31, 2021:

			Weighted
		Weighted	Average	Total
		Average	Remaining	Aggregate
		Exercise	Contractual Life	Intrinsic
	Stock Options	Price	(in years)	Value
Outstanding at September 30, 2021	7,397,154	$3.13
Granted	105,000	3.59
Exercised	(42,250)	0.00
Forfeited	(262,500)	5.07
Outstanding at December 31, 2021	7,197,404	3.08	6.9	$9,185,031
Exercisable as of December 31, 2021	5,360,067	$2.33	6.2	$9,184,698

As of December 31, 2021, unrecognized compensation costs associated with the stock options of $3.5 million will be recognized over an estimated weighted-average amortization period of 1.4 years.

The intrinsic value of options exercised during the three months ended December 31, 2021 and 2020 was $0.1 million and $0.1 million, respectively.

The weighted average grant date fair value of options granted during the three months ended December 31, 2021 and 2020 was $2.33 and $5.20, respectively.

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Key assumptions used to estimate the fair value of the stock options granted during the three months ended December 31, 2021 and 2020 included:

	Three Months Ended December 31,
	2021	2020
Expected term of options (years)	5.1 - 6.1	6.0
Expected common stock price volatility	73.8% - 74.5%	83.1% - 83.3%
Risk-free interest rate	1.1% - 1.4%	0.6% - 0.7%
Expected dividend yield	—	—

During the fiscal year ended September 30, 2021, the Company granted a stock option to purchase 225,000 shares to a consultant, which was cancelled and reissued in June 2021 in recognition of future service to the Company as an employee. The exercisability and vesting of the stock option are subject to the consultant’s effective date of employment with the Company, which had not yet occurred as of December 31, 2021, and as a result, the grant-date of such option has not occurred under GAAP. Therefore, the number and fair value of the shares subject to this option are not reflected in the table summarizing the options issued and outstanding as of and for the three months ended December 31, 2021, and did not have impact on unrecognized compensation costs or the estimated weighted-average amortization period above as of December 31, 2021.

Restricted Stock

A summary of the changes in the unvested restricted stock during the three months ended December 31, 2021 is as follows:

Weighted Average
Grant Date
	Unvested Restricted	Fair Value
	Stock	Price
Unvested as of September 30, 2021	—	$—
Granted	4,441	3.94
Vested	(4,441)	3.94
Unvested as of December 31, 2021	—	—
Total unrecognized expense remaining	$—
Weighted-average years expected to be recognized over	—

Restricted Stock Units

Below is a table summarizing the restricted stock units granted and outstanding as of and for the three months ended December 31, 2021:

		Weighted Average
		Grant Date
	Restricted Stock	Fair Value
	Units	Price
Unvested as of September 30, 2021	10,000	$5.09
Granted	—
Unvested as of December 31, 2021	10,000	5.09
Total unrecognized expense remaining	$35,580
Weighted-average years expected to be recognized over	1.7

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12.  Commitments and Contingencies

Litigation

The Company has become involved in certain legal proceedings and claims which arise in the normal course of business. The Company believes that an adverse outcome is unlikely, and it cannot reasonably estimate the potential loss at this point. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s results of operations, prospects, cash flows, financial position and brand. Costs associated with the Company’s involvement in legal proceedings are expensed as incurred.

Securities Class Action Lawsuit

On February 14, 2018, plaintiff Jeevesh Khanna, commenced an action in the Southern District of New York, against Ohr and several current and former officers and directors, alleging that they violated federal securities laws between June 24, 2014 and January 4, 2018. On August 7, 2018, the lead plaintiffs, now George Lehman and Insured Benefit Plans, Inc., filed an amended complaint, stating the class period to be April 8, 2014 through January 4, 2018. The plaintiffs did not quantify any alleged damages in their complaint, but, in addition to attorneys’ fees and costs, they seek to maintain the action as a class action and to recover damages on behalf of themselves and other persons who purchased or otherwise acquired Ohr common stock during the putative class period and purportedly suffered financial harm as a result. We and the individuals dispute these claims and intend to defend the matter vigorously. On September 17, 2018, Ohr filed a motion to dismiss the complaint. On September 20, 2019, the district court entered an order granting the defendants’ motion to dismiss. On October 23, 2019, the plaintiffs filed a notice of appeal of that order dismissing the action and other related orders by the district court. After full briefing and oral argument, on October 9, 2020, the U.S. Court of Appeals for the Second Circuit issued a summary order affirming the district court’s order granting the motion to dismiss and remanding the action to the district court to make a determination on the record related to plaintiffs’ request for leave to file an amended complaint. On remand, the district court denied plaintiffs’ subsequent request to amend and dismissed with prejudice plaintiffs’ claims. On December 16, 2020, plaintiffs filed a notice of appeal of that order denying plaintiffs leave to amend. On December 16, 2021, the Second Circuit affirmed the decision and order of the district court denying plaintiffs’ motion for leave to amend, thereby dismissing the appeal and action in its entirety.  Plaintiffs have not sought reconsideration of the Second Circuit’s decision, and the current deadline for plaintiffs to file a writ of certiorari for review by the Supreme Court of the United States is March 15, 2022.

Derivative Lawsuit

On May 3, 2018, plaintiff Adele J. Barke, derivatively on behalf of Ohr, commenced an action against certain former directors of Ohr, including Michael Ferguson, Orin Hirschman, Thomas M. Riedhammer, June Almenoff and Jason S. Slakter in the Supreme Court, State of New York, alleging that the action was brought in the right and for the benefit of Ohr seeking to remedy their “breach of fiduciary duties, corporate waste and unjust enrichment that occurred between June 24, 2014 and the present.” It does not quantify any alleged damages. We and the individuals dispute these claims and intend to defend the matter vigorously. Such litigation has been stayed pursuant to a stipulation by the parties, which has been so ordered by the court, pending the exhaustion of all appeals from the decision of the Southern District of New York dismissing the Khanna action discussed above. These matters could result in substantial costs and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Joint Proxy Statement Lawsuit

On March 20, 2019, a putative class action lawsuit was filed in the United States District Court for District of Delaware naming as defendants Ohr and its board of directors, Legacy NeuBase, and Ohr Acquisition Corp., captioned Wheby v. Ohr Pharmaceutical, Inc., et al., Case No. 1:19-cv-00541-UNA (the “Wheby Action”). The plaintiffs in the Wheby Action allege that the preliminary joint proxy/prospectus statement filed by Ohr with the SEC on March 8, 2019, contained false and misleading statements and omitted material information in violation of Section 14(a) of the Exchange Act and SEC Rule 14a-9 promulgated thereunder, and further that the individual defendants are liable for those alleged misstatements and omissions under Section 20(a) of the Exchange Act. The complaint in the Wheby Action has not been served on, nor was service waived by, any of the named defendants in that action. The action seeks, among other things, to rescind the Merger or an award of damages, and an award of attorneys’ and experts’ fees and expenses. The defendants dispute the claims raised in the Wheby Action. Management believes that the likelihood of an adverse decision from the sole remaining action is unlikely; however, the litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

Note 13. Subsequent Events

Subsequent to December 31, 2021, the Company granted approximately 1.3 million stock options to officers and employees of the Company in accordance with the 2019 Plan. The grants have a weighted average exercise price of $2.07 per option and, a contractual term of 10 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosures Regarding Forward-Looking Statements

The following should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report as well as in conjunction with the Risk Factors section in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as filed with the United States Securities and Exchange Commission (“SEC”) on December 23, 2021. This report and our Form 10-K include forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended.

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

We have designed, built, and validated a new technology platform that can uniquely Drug the Genome™ to address the three disease-causing mechanisms (i.e., gain-of-function, change-of-function, or loss-of-function of a gene), without the limitations of early precision genetic medicines. The technology is predicated on synthetic peptide-nucleic acid (“PNA”) chemistry and can directly engage the genome in a sequence-specific manner and address root causality of diseases. These compounds operate by temporarily engaging the genome (or single and double-stranded RNA targets, if desired) and interfering with cellular machinery that process mutant genes to halt their ability to manifest a disease. We have repeatedly demonstrated, in proof-of-concept preclinical animal studies across FY2020 and FY2021, the ability to address multiple disease-causing genes, and different causal mechanisms, to resolve the disease state without the limitations of early genetic medicine technologies. These limitations, and the data that illustrate that we have likely engineered them out of our platform to potentially unlock broad impact across many diseases, are:

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

We are developing precision genetic medicines targeting rare, monogenic diseases for which there are no approved therapies, as well as more common genetic disorders, including cancers that are resistant to current therapeutic approaches. Our pipeline includes therapeutic candidates for the treatment of DM1, HD, and cancer-driving point mutations in KRAS, G12V and G12D, which are involved in many tumor types and have historically been “undruggable”.

Based on compelling results from in vitro and in vivo preclinical studies, we plan to file an IND application for our DM1 investigational therapy in the fourth quarter of CY2022. We are targeting CY2023 to file an IND application for an investigational therapy to treat Huntington’s disease. Both are devastating systemic diseases with no effective therapies. Our oncology program has recently been announced (FY2021), together with in vivo activity illustrating allele-selective engagement of mutant KRAS at the DNA and RNA levels, with abrogation of downstream hyperactive signaling through multiple RAS pathway members, resulting in anti-tumor activity. We continue to improve upon our platform while concurrently developing programs, resulting in next-generation compounds that continue to make their way through preclinical development in a parallel manner. We have recently finalized an analysis of the entire known mutational database and selected several additional high-value indications for screening and development.

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

Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, and there have been no material changes to such policies or estimates during the three months ended December 31, 2021.

Recent Accounting Pronouncements

Please refer to Note 2, Significant Accounting Policies—Recent Accounting Pronouncements, in Item 1, Financial Statements, for a discussion of recent accounting pronouncements.

Results of Operations

Results of operations for the three months ended December 31, 2021, reflect the following changes from the three months ended December 31, 2020:

	Three Months Ended December 31,
	2021	2020	Change
OPERATING EXPENSES
General and administrative	$2,935,710	$2,641,470	$294,240
Research and development	4,369,257	2,019,924	2,349,333
TOTAL OPERATING EXPENSES	7,304,967	4,661,394	2,643,573
LOSS FROM OPERATIONS	(7,304,967)	(4,661,394)	(2,643,573)
OTHER INCOME (EXPENSE)
Interest expense	(15,219)	(9,737)	(5,482)
Interest income	1,254	—	1,254
Change in fair value of warrant liabilities	—	630,112	(630,112)
Equity in losses on equity method investment	(415,744)	(25,412)	(390,332)
Other income, net	5,860	—	5,860
Total other (expense) income, net	(423,849)	594,963	(1,018,812)
NET LOSS	$(7,728,816)	$(4,066,431)	$(3,662,385)

During the three months ended December 31, 2021, our operating loss increased by $2.6 million compared to the three months ended December 31, 2020. Our net loss increased by $3.7 million for the three months ended December 31, 2021, as compared to the three months ended December 31, 2020. Until we are able to generate revenue from product sales, our management expects to continue to incur net losses.

General and Administrative Expenses

General and administrative expenses consist primarily of legal and professional fees, wages and stock-based compensation. General and administrative expenses increased by $0.3 million for the three months ended December 31, 2021, as compared to the three months ended December 31, 2020, primarily due to increases in professional fees, settlement costs, and administrative expenses, partially offset by a decrease in stock-based compensation expense.

Research and Development Expenses

Research and development expenses consist primarily of professional fees, research, development, and manufacturing expenses, and wages and stock-based compensation. Research and development expenses increased by $2.3 million for the three months ended December 31, 2021, as compared to the three months ended December 31, 2020, primarily due to increases in manufacturing expenses, professional fees, employee head count, and the ramp up of research and development activities.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities reflects the changes in the fair value of outstanding warrants which is primarily driven by changes in our stock price. The fair value of warrant liabilities was $0 at December 31, 2021 and September 30, 2021, therefore, no change in fair value was recognized during the three months ended December 31, 2021. We recognized a gain of $0.6 million from the change in fair value of warrant liabilities for the three months ended December 31, 2020.

Equity in Losses on Equity Method Investment

We account for our investment in DepYmed common shares using the equity method of accounting and record our proportionate share of DepYmed’s net income and losses. The carrying value of our investment in DepYmed common shares was reduced to zero, therefore, during the three months ended December 31, 2021, we recorded our share of equity losses to the extent of our investment in preferred shares of DepYmed. We will continue to monitor the operating results of DepYmed and will record equity in earnings when the equity in earnings exceeds our previously unrecognized losses.

Liquidity, Capital Resources and Financial Condition

We have had no revenues from product sales and have incurred operating losses since inception. As of December 31, 2021, we had cash and cash equivalents of $47.3 million. We have historically funded our operations through the sale of common stock and the issuance of convertible notes and warrants.

We expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As a result, we will likely need to raise additional capital through one or more of the following: the issuance of additional debt or equity or the completion of a licensing transaction for one or more of our pipeline assets.

Net working capital decreased from September 30, 2021 to December 31, 2021 by $6.4 million (to $44.3 million from $50.7 million). Our quarterly cash burn has increased compared to prior periods due to increased research and development and corporate activities, and we expect it to continue to increase in future periods. We expect that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months following the issuance of December 31, 2021 financial statements. We have based this expectation on assumptions that may prove to be incorrect, and we may use our available capital resources sooner than we currently expect. In addition, we may elect to raise additional funds before we need them if the conditions for raising capital are favorable due to market conditions or strategic considerations, even if we expect we have sufficient funds for our current or future operating plans.

At present, we have no bank line of credit or other fixed source of capital reserves. Should we need additional capital in the future, we will be primarily reliant upon a private or public placement of our equity or debt securities, or a strategic transaction, for which there can be no warranty or assurance that we may be successful in such efforts. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. This could affect future development and business activities and potential future clinical studies and/or other future ventures. Failure to obtain additional equity or debt financing will have a material adverse impact on our business operations. There can be no assurance that we will be able to obtain the financing needed to achieve our goals on acceptable terms or at all.

Cash Flow Summary

The following table summarizes selected items in our unaudited condensed consolidated statements of cash flows:

	Three Months Ended December 31,
	2021	2020
Net cash used in operating activities	$(5,268,446)	$(3,780,861)
Net cash used in investing activities	(123,906)	(208,541)
Net cash used in financing activities	(174,975)	(26,111)
Net decrease in cash and cash equivalents	$(5,567,327)	$(4,015,513)

Operating Activities

Net cash used in operating activities was approximately $5.3 million for the three months ended December 31, 2021, as compared to approximately $3.8 million for the three months ended December 31, 2020. Net cash used in operating activities in the three months ended December 31, 2021, was primarily the result of our net loss and a decrease in accounts payable, partially offset by stock-based compensation expense, depreciation and amortization expenses, a decrease in prepaid expenses and other current assets and an increase in accrued expenses. Net cash used in operating activities in the three months ended December 31, 2020, was primarily the result of our net loss and the change in fair value of warrant liabilities, partially offset by our stock-based compensation expense, depreciation and amortization expense and the loss on equity method investment.

Investing Activities

Net cash used in investing activities was approximately $0.1 million for the three months ended December 31, 2021, as compared to $0.2 million for the three months ended December 31, 2020. Net cash used in investing activities for the three months ended December 31, 2021 and 2020 was primarily due to the purchase of laboratory and office equipment.

Financing Activities

Net cash used in financing activities was approximately $0.2 million for the three months ended December 31, 2021, as compared to $0.03 million for the three months ended December 31, 2020. Net cash used in financing activities for both the three month periods ended December 31, 2021 and 2020 primarily reflect the principal payments of financed insurance, partially offset by the proceeds received from the exercise of stock options.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarterly period ended December 31, 2021.

PART II.

ITEM 1. LEGAL PROCEEDINGS

The Company has become involved in certain legal proceedings and claims which arise in the normal course of business. The Company believes that an adverse outcome is unlikely, and it cannot reasonably estimate the potential loss at this point. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our results of operations, prospects, cash flows, financial position and brand. Costs associated with the Company’s involvement in legal proceedings are expensed as incurred.

Securities Class Action Lawsuit

On February 14, 2018, plaintiff Jeevesh Khanna, commenced an action in the Southern District of New York, against Ohr (which was the name of the Company prior to the completion of the merger with NeuBase Therapeutics, Inc., a Delaware corporation, in accordance with the terms of the Agreement and Plan of Merger and Reorganization entered into on January 2, 2019, as amended, pursuant to which (i) Ohr Acquisition Corp., a subsidiary of Ohr, merged with and into Legacy NeuBase, with Legacy NeuBase (renamed as “NeuBase Corporation”) continuing as a wholly-owned subsidiary of Ohr and the surviving corporation of the merger and (ii) Ohr was renamed as “NeuBase Therapeutics, Inc.” and several current and former officers and directors, alleging that they violated federal securities laws between June 24, 2014 and January 4, 2018. On August 7, 2018, the lead plaintiffs, now George Lehman and Insured Benefit Plans, Inc., filed an amended complaint, stating the class period to be April 8, 2014 through January 4, 2018. The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, they seek to maintain the action as a class action and to recover damages on behalf of themselves and other persons who purchased or otherwise acquired Ohr common stock during the putative class period and purportedly suffered financial harm as a result. We and the individuals dispute these claims and intend to defend the matter vigorously. On September 17, 2018, Ohr filed a motion to dismiss the complaint. On September 20, 2019, the district court entered an order granting the defendants’ motion to dismiss. On October 23, 2019, the plaintiffs filed a notice of appeal of that order dismissing the action and other related orders by the district court. After full briefing and oral argument, on October 9, 2020, the U.S. Court of Appeals for the Second Circuit issued a summary order affirming the district court’s order granting the motion to dismiss and remanding the action to the district court to make a determination on the record related to plaintiffs’ request for leave to file an amended complaint. On remand, the district court denied plaintiffs’ subsequent request to amend and dismissed with prejudice plaintiffs’ claims. On December 16, 2020, plaintiffs filed a notice of appeal of that order denying plaintiffs leave to amend. On December 16, 2021, the Second Circuit affirmed the decision and order of the district court denying plaintiffs’ motion for leave to amend, thereby dismissing the appeal and action in its entirety. Plaintiffs have not sought reconsideration of the Second Circuit’s decision, and the current deadline for plaintiffs to file a writ of certiorari for review by the Supreme Court of the United States is March 15, 2022.

Derivative Lawsuit

On May 3, 2018, plaintiff Adele J. Barke, derivatively on behalf of Ohr, commenced an action against certain former directors of Ohr, including Michael Ferguson, Orin Hirschman, Thomas M. Riedhammer, June Almenoff and Jason S. Slakter in the Supreme Court, State of New York, alleging that the action was brought in the right and for the benefit of Ohr seeking to remedy their “breach of fiduciary duties, corporate waste and unjust enrichment that occurred between June 24, 2014 and the present.” It does not quantify any alleged damages. We and the individuals dispute these claims and intend to defend the matter vigorously. Such litigation has been stayed pursuant to a stipulation by the parties, which has been so ordered by the court, pending the exhaustion of all appeals from the decision of the Southern District of New York dismissing the Khanna action discussed above. These matters couldresult in substantial costs and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

Joint Proxy Statement Lawsuit

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

ITEM 1A. RISK FACTORS

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business, prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, in addition to other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the caption “Risk Factors” that appear in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2021, filed with the U.S. Securities and Exchange Commission (“SEC”) on December 23, 2021. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit
2.1+	Agreement and Plan of Merger and Reorganization, dated as of January 2, 2019, by and among Ohr Pharmaceutical, Inc., Ohr Acquisition Corp. and NeuBase Therapeutics, Inc.	8-K	001-35963	1/3/2019	2.1

2.2	First Amendment to the Agreement and Plan of Merger and Reorganization, dated as of June 27, 2019, by and among Ohr Pharmaceutical, Inc., Ohr Acquisition Corp. and NeuBase Therapeutics, Inc.	8-K	001-35963	7/3/2019	2.1

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-35963	7/12/2019	3.1

3.2	Amended and Restated Bylaws of the Company.	8-K	001-35963	9/23/2019	3.1

4.1	Form of Series A Warrant issued to investors pursuant to the Securities Purchase Agreement, dated December 7, 2016, by and among Ohr Pharmaceutical, Inc. and the purchasers listed therein.	8-K	001-35963	12/8/2016	4.1

4.2	Form of Warrant issued to investors pursuant to the Securities Purchase Agreement, dated as of April 5, 2017, by and among Ohr Pharmaceutical, Inc. and the purchasers listed therein.	8-K	001-35963	4/6/2017	4.1

4.3	Form of Common Stock Certificate.	S-8	333-233346	8/16/2019	4.17

10.1+	Offer Letter of Employment, dated January 10, 2022, by and between NeuBase Therapeutics, Inc. and Todd Branning	8-K	0001-35963	1/10/2022	10.1

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

NeuBase Therapeutics, Inc.

Date: February 10, 2022	/s/ Todd Branning
Todd Branning
Chief Financial Officer
(Principal Financial Officer)