Form 10-Q
period 2022-03-31
NeuBase Therapeutics, Inc.
filed 2022-05-12
CIK 1173281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from___ to___.

Commission File Number 001-35963

NEUBASE THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-5622433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Technology Drive, Pittsburgh, PA 15219

(Address of principal executive offices and zip code)

(412) 763-3350

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

As of May 6, 2022, 32,258,657 shares of the common stock, par value $0.0001, of the registrant were outstanding.

-i-

PART I.

ITEM 1. FINANCIAL STATEMENTS

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	September 30,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$38,958,116	$52,893,387
Prepaid insurance	109,762	499,061
Other prepaid expenses and current assets	1,151,979	1,536,186
Total current assets	40,219,857	54,928,634

EQUIPMENT, net	2,429,732	2,463,882

OTHER ASSETS
Investment	—	415,744
Right-of-use asset, operating lease asset	5,883,956	5,945,295
Security deposit	273,215	253,615
Other long-term assets	—	160,423
Total other assets	6,157,171	6,775,077

TOTAL ASSETS	$48,806,760	$64,167,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,621,243	$1,807,885
Accrued expenses and other current liabilities	2,702,387	1,747,746
Insurance note payable	—	148,385
Operating lease liabilities	548,011	382,576
Finance lease liabilities	113,564	107,632
Total current liabilities	4,985,205	4,194,224

Long-term operating lease liability	5,608,737	5,794,096
Long-term finance lease liability	49,816	109,500
TOTAL LIABILITIES	10,643,758	10,097,820

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and September 30, 2021	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 32,258,657 and 32,721,493 shares issued and outstanding as of March 31, 2022 and September 30, 2021, respectively	3,225	3,272
Additional paid-in capital	124,780,525	123,034,404
Accumulated deficit	(86,620,748)	(68,967,903)
Total stockholders’ equity	38,163,002	54,069,773

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,806,760	$64,167,593

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
OPERATING EXPENSES
General and administrative	$3,093,713	$2,721,640	$6,029,423	$5,363,110
Research and development	6,835,670	3,174,129	11,204,927	5,194,053
TOTAL OPERATING EXPENSES	9,929,383	5,895,769	17,234,350	10,557,163

LOSS FROM OPERATIONS	(9,929,383)	(5,895,769)	(17,234,350)	(10,557,163)

OTHER INCOME (EXPENSE)
Interest expense	(3,316)	(6,460)	(18,535)	(16,197)
Interest income	3,445	9,466	4,699	9,466
Change in fair value of warrant liabilities	—	90,597	—	720,709
Equity in losses on equity method investment	—	(36,127)	(415,744)	(61,539)
Other income, net	5,225	316,724	11,085	316,724
Total other income (expense), net	5,354	374,200	(418,495)	969,163

NET LOSS	$(9,924,029)	$(5,521,569)	$(17,652,845)	$(9,588,000)

BASIC AND DILUTED LOSS PER SHARE	$(0.30)	$(0.24)	$(0.54)	$(0.41)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	32,683,263	23,179,646	32,704,724	23,176,877

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended March 31, 2022 and 2021

(Unaudited)

			Additional		Total
	Common Stock		Paid-In		Stockholders'
	Shares	Amount	Capital	Accumulated Deficit	Equity
Balance as of September 30, 2021	32,721,493	$3,272	$123,034,404	$(68,967,903)	$54,069,773
Stock-based compensation expense	—	—	793,204	—	793,204
Issuance of restricted stock for services	4,441	—	—	—	—
Exercise of stock options	42,250	4	38	—	42
Net loss	—	—	—	(7,728,816)	(7,728,816)
Balance as of December 31, 2021	32,768,184	$3,276	$123,827,646	$(76,696,719)	$47,134,203
Stock-based compensation expense	—	—	952,828	—	952,828
Forfeiture of common stock	(509,527)	(51)	51	—	—
Net loss	—	—	—	(9,924,029)	(9,924,029)
Balance as of March 31, 2022	32,258,657	$3,225	$124,780,525	$(86,620,748)	$38,163,002

			Additional		Total
	Common Stock		Paid-In		Stockholders'
	Shares	Amount	Capital	Accumulated Deficit	Equity
Balance as of September 30, 2020	23,154,084	$2,315	$74,850,935	$(43,558,602)	$31,294,648
Stock-based compensation expense	—	—	1,176,585	—	1,176,585
Issuance of restricted stock for services	1,931	—	—	—	—
Exercise of stock options	21,576	2	112,444	—	112,446
Net loss	—	—	—	(4,066,431)	(4,066,431)
Balance as of December 31, 2020	23,177,591	$2,317	$76,139,964	$(47,625,033)	$28,517,248
Stock-based compensation expense	—	—	942,108	—	942,108
Issuance of restricted stock for services	2,433	—	—	—	—
Net loss	—	—	—	(5,521,569)	(5,521,569)
Balance as of March 31, 2021	23,180,024	$2,317	$77,082,072	$(53,146,602)	$23,937,787

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(17,652,845)	$(9,588,000)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	1,746,032	2,118,693
Change in fair value of warrant liabilities	—	(720,709)
Depreciation and amortization	372,407	151,418
Loss on marketable securities	30	15,006
Loss on disposal of fixed assets	—	—
Equity in losses on equity method investment	415,744	61,539
Gain on sale of intellectual property	—	(316,724)
Amortization of right-of-use assets	225,952	—
Changes in operating assets and liabilities
Prepaid insurance, other prepaid expenses and current assets	773,506	122,878
Long-term prepaid insurance	—	96,834
Security deposit	(19,600)	(253,565)
Other long-term assets	160,423	—
Accounts payable	(252,612)	436,646
Accrued expenses and other current liabilities	954,641	574,460
Operating lease liability	(184,537)	—
Net cash used in operating activities	(13,460,859)	(7,301,524)
Cash flows from investing activities
Purchase of laboratory and office equipment	(272,287)	(402,890)
Purchase of marketable securities	(14,986,818)	(29,996,904)
Sale of marketable securities	14,986,788	29,981,898
Net cash used in investing activities	(272,317)	(417,896)
Cash flows from financing activities
Principal payment of financed insurance	(148,385)	(138,557)
Principal payment of finance lease liability	(53,752)	—
Proceeds from exercise of stock options	42	112,446
Net cash used in financing activities	(202,095)	(26,111)
Net decrease in cash and cash equivalents	(13,935,271)	(7,745,531)
Cash and cash equivalents, beginning of period	52,893,387	31,992,283
Cash and cash equivalents, end of period	$38,958,116	$24,246,752

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$10,400
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities:
Purchases of laboratory and office equipment in accounts payable	$65,970	$234,104
Preferred shares in DepYmed received as consideration for sale of intellectual property	$—	$316,724
Right-of-use asset obtained in exchange for operating lease liabilities	$164,613	$—

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

Liquidity and Going Concern

The Company has had no revenues from product sales and has incurred operating losses since inception. As of March 31, 2022, the Company had $39.0 million in cash and cash equivalents, and during the six months ended March 31, 2022, incurred a loss from operations of $17.2 million and used $13.4 million of cash in operating activities.

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

The Company’s future liquidity and capital funding requirements will depend on numerous factors, including:

●	its ability to raise additional funds to finance its operations;
●	its ability to maintain compliance with the listing requirements of The Nasdaq Capital Market (“Nasdaq”)
●	the outcome, costs and timing of preclinical and clinical trial results for the Company’s current or future product candidates;
●	the extent and amount of any indemnification claims;

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

●	litigation expenses and the extent and amount of any indemnification claims;
●	the emergence and effect of competing or complementary products;
●	its ability to maintain, expand and defend the scope of its intellectual property portfolio, including the amount and timing of any payments the Company may be required to make, or that it may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
●	its ability to retain its current employees and the need and ability to hire additional management and scientific and medical personnel;
●	the trading price of its common stock; and
●	its ability to increase the number of authorized shares outstanding to facilitate future financing events.

The Company will likely need to raise substantial additional funds through issuance of equity or debt or completion of a licensing transaction for one or more of the Company’s pipeline assets. If the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. This could affect future development and business activities and potential future clinical studies and/or other future ventures. Failure to obtain additional equity or debt financing will have a material, adverse impact on the Company’s business operations. There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or at all. Additionally, any equity financings will likely have a dilutive effect on the holdings of the Company’s existing stockholders.

The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future. Accordingly, there are material risks and uncertainties that raise substantial doubt about the Company’s ability to continue as a going concern.

2.  Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended September 30, 2021 included in the Company’s Annual Report on Form 10-K (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on December 23, 2021. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated during the consolidation process. The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state the Company’s financial position, results of operations and cash flows. The unaudited condensed consolidated financial statements for the interim periods are not necessarily indicative of results for the full year. The preparation of these unaudited condensed consolidated financial statements requires the Company to make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes. The Company’s actual results may differ from these estimates under different assumptions or conditions.

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

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following potentially dilutive securities outstanding as of March 31, 2022 and 2021 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	As of March 31,
	2022	2021
Common stock purchase options	8,421,475	6,552,884
Common stock purchase warrants	875,312	820,939
	9,296,787	7,373,823

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

In November 2021, the FASB issued ASU No. 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance”, which amends disclosures to increase transparency of government assistance, including (i) the types of assistance, (ii) accounting for the assistance and (iii) the effect of the assistance on an entity’s financial statements. The standard is effective for all business entities for annual periods beginning after December 15, 2021. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

3.  Other Prepaid Expenses and Other Current Assets

The Company’s prepaid expenses and other current assets consisted of the following:

	As of March 31,	As of September 30,
	2022	2021
Prepaid research and development expense	$622,237	$583,267
Prepaid rent	—	172,518
Other prepaid expenses and other current assets	529,742	780,401
Total	$1,151,979	$1,536,186

4.  Equipment

The Company’s equipment consisted of the following:

	As of March 31,	As of September 30,
	2022	2021
Laboratory equipment	$3,065,478	$2,737,390
Office equipment	259,978	259,978
Leasehold improvements	10,128	—
Total	3,335,584	2,997,368
Accumulated depreciation	(905,852)	(533,486)
Property, plant and equipment, net	$2,429,732	$2,463,882

Depreciation expense for the three months ended March 31, 2022 and 2021 was approximately $0.2 million and $0.08 million, respectively. Depreciation expense for the six months ended March 31, 2022 and 2021 was approximately $0.4 million and $0.15 million, respectively.

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

The carrying value of the Company’s investment in DepYmed common shares was reduced to zero, therefore, during the six months ended March 31, 2022, the Company recorded its share of equity losses to the extent of its investment in preferred shares of DepYmed. The Company will continue to monitor the operating results of DepYmed and will record equity in earnings when the equity in earnings exceeds the Company’s previously unrecognized losses.

Equity in losses for the three and six months ended March 31, 2022 was approximately $0.0 million and $0.4 million, respectively. Equity in losses for the three and six months ended March 31, 2021 was approximately $0.04 million and $0.06 million, respectively.

The carrying value of the Company’s total investment in DepYmed is as follows:

	As of March 31,	As of September 30,
	2022	2021
Carrying value of DepYmed common shares	$—	$—

Fair value of DepYmed preferred shares assumed in connection with acquisition of Ohr Pharmaceutical, Inc., a Delaware corporation that completed a Merger with NeuBase Therapeutics (“Ohr”)	—	99,020
DepYmed preferred shares received in sale of intellectual property	—	316,724
Total Investment	$—	$415,744

6.  Accrued Expenses and Other Current Liabilities

The Company’s accrued expenses and other current liabilities consisted of the following:

	As of March 31,	As of September 30,
	2022	2021
Accrued compensation and benefits	$1,060,905	$880,707
Accrued consulting settlement	400,000	200,000
Accrued professional fees	78,277	299,557
Accrued research and development	881,981	297,047
Accrued franchise tax	247,092	30,720
Other accrued expenses	34,132	39,715
Total	$2,702,387	$1,747,746

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.  Notes Payable

Insurance Note Payable

As of September 30, 2021, the Company had the following insurance note payable outstanding:

		Stated		Balance at	Balance at
	Maturity	Interest	Original	March 31,	September 30,
	Date	Rate	Principal	2022	2021
Insurance Note Payable
2021 Insurance Note	January 2022	4.99%	$391,625	$—	$148,385

8.  Fair Value

As of March 31, 2022 and September 30, 2021, the fair value of warrants measured at fair value was $0. The fair value of the warrant liabilities was determined using level 3 inputs and the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the warrant liabilities:

	As of March 31,	As of September 30,
	2022	2021
Remaining contractual term (years)	0.0	0.2 - 0.5
Common stock price volatility	66.4%	60.6% - 62.5%
Risk-free interest rate	0.2%	0.04%
Expected dividend yield	—	—

The change in fair value of the warrant liabilities for the three and six months ended March 31, 2021 was $0.09 million and $0.7 million, respectively.

As of March 31, 2022 and September 30, 2021, the carrying value of cash and cash equivalents, accounts payable and the insurance note payable approximate fair value due to the short-term nature of these instruments.

9.  Stockholders’ Equity

Warrants

Below is a summary of the Company’s issued and outstanding warrants as of March 31, 2022:

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

		Warrants
Expiration date	Exercise Price	Outstanding
April 10, 2022	$20.00	695,312
July 6, 2023	8.73	105,000
September 20, 2024	6.50	75,000
		875,312

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual Life
	Warrants	Price	(in years)
Outstanding as of September 30, 2021	895,939	$18.35
Expired	(20,627)	55.00
Outstanding as of March 31, 2022	875,312	17.49	0.4
Exercisable as of March 31, 2022	875,312	$17.49	0.4

10.  Stock-Based Compensation

As of March 31, 2022, an aggregate of 6,018,136 shares of common stock were authorized under the Company’s 2019 Stock Incentive Plan (the “2019 Plan”), subject to an “evergreen” provision that will automatically increase the maximum number of shares of common stock that may be issued under the term of the 2019 Plan. As of March 31, 2022, 655,699 common shares were available for future grants under the 2019 Plan. As of March 31, 2022, 291,667 shares of common stock were authorized under the Company’s 2016 Consolidated Stock Incentive Plan (the “2016 Plan”) and 147,041 common shares were available for future grants under the 2016 Plan.

The Company recorded stock-based compensation expense in the following expense categories of its unaudited condensed consolidated statements of operations for the three and six months ended March 31, 2022 and 2021:

	Three Months ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
General and administrative	$554,661	$448,880	$881,792	$1,291,159
Research and development	398,167	493,228	864,240	827,534
Total	$952,828	$942,108	$1,746,032	$2,118,693

Stock Options

Below is a table summarizing the options issued and outstanding as of and for the six months ended March 31, 2022:

			Weighted
		Weighted	Average	Total
		Average	Remaining	Aggregate
		Exercise	Contractual Life	Intrinsic
	Stock Options	Price	(in years)	Value
Outstanding at September 30, 2021	7,397,154	$3.13
Granted	1,500,365	2.14
Exercised	(42,250)	0.00
Forfeited	(433,794)	5.17
Outstanding at March 31, 2022	8,421,475	2.86	7.3	$6,377,580
Exercisable as of March 31, 2022	5,370,128	$2.35	6.1	$6,143,729

As of March 31, 2022, unrecognized compensation costs associated with the stock options of $4.3 million will be recognized over an estimated weighted-average amortization period of 1.5 years.

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The intrinsic value of options exercised during the six months ended March 31, 2022 and 2021 was $0.1 million and $0.06 million, respectively.

The weighted average grant date fair value of options granted during the six months ended March 31, 2022 and 2021 was $1.40 and $5.32, respectively.

Key assumptions used to estimate the fair value of the stock options granted during the six months ended March 31, 2022 and 2021 included:

Six Months Ended March 31,
	2022	2021
Expected term of options (years)	5.1 - 6.1	5.5 - 7.0
Expected common stock price volatility	73.8% - 77.2%	83% - 83.3%
Risk-free interest rate	1.1% - 2.6%	0.6% - 1.3%
Expected dividend yield	—	—

Restricted Stock

A summary of the changes in the unvested restricted stock during the six months ended March 31, 2022 is as follows:

Weighted Average
Grant Date
	Unvested Restricted	Fair Value
	Stock	Price
Unvested as of September 30, 2021	—	$—
Granted	4,441	3.94
Vested	(4,441)	3.94
Unvested as of March 31, 2022	—	—
Total unrecognized expense remaining	$—
Weighted-average years expected to be recognized over	—

Restricted Stock Units

Below is a table summarizing the restricted stock units granted and outstanding as of and for the six months ended March 31, 2022:

Weighted Average
Grant Date
	Restricted Stock	Fair Value
	Units	Price
Unvested as of September 30, 2021	10,000	$5.09
Forfeited	(10,000)	5.09
Unvested as of March 31, 2022	—	—
Total unrecognized expense remaining	$—
Weighted-average years expected to be recognized over	—

11.  Commitments and Contingencies

Litigation

The Company has become involved in certain legal proceedings and claims which arise in the normal course of business. The Company believes that an adverse outcome is unlikely, and it cannot reasonably estimate the potential loss at this point. If an unfavorable ruling

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

were to occur, there exists the possibility of a material adverse impact on the Company’s results of operations, prospects, cash flows, financial position and brand. Costs associated with the Company’s involvement in legal proceedings are expensed as incurred.

Securities Litigation

On February 14, 2018, plaintiff Jeevesh Khanna, commenced an action in the Southern District of New York, against Ohr Pharmaceutical, Inc. (“Ohr”), which entered into a merger agreement with NeuBase Therapeutics, Inc. on January 2, 2019 and which merger closed on July 12, 2019, and several of its current and former officers and directors, alleging that they violated federal securities laws between June 24, 2014 and January 4, 2018. On August 7, 2018, the lead plaintiffs, now George Lehman and Insured Benefit Plans, Inc. filed an amended complaint, alleging a putative class period of April 8, 2014 through January 4, 2018. The plaintiffs did not quantify any alleged damages in their complaint, but, in addition to attorneys’ fees and costs, they seek to maintain the action as a class action and to recover damages on behalf of themselves and other persons who purchased or otherwise acquired Ohr common stock during the putative class period and purportedly suffered financial harm as a result. Ohr and the individuals dispute these claims and are defending the matter vigorously. On September 17, 2018, Ohr filed a motion to dismiss the complaint. On September 20, 2019, the district court issued an opinion and order granting the motion to dismiss. On October 23, 2019, the plaintiffs filed a notice of appeal of that order dismissing the action. After full briefing and oral argument, on October 9, 2020, the U.S. Court of Appeals for the Second Circuit issued a summary order affirming the district court’s order granting the motion to dismiss and remanding the action to the district court to make a determination on the record related to plaintiffs’ request for leave to file an amended complaint. On remand, the district court denied plaintiffs’ subsequent request to amend and dismissed with prejudice plaintiffs’ claims. On December 16, 2020, plaintiffs filed a notice of appeal of that order denying plaintiffs leave to amend. On December 16, 2021, the Second Circuit affirmed the decision and order of the district court denying plaintiffs’ motion for leave to amend, thereby dismissing the appeal and action in its entirety.  Plaintiffs have neither sought reconsideration of the Second Circuit’s decision nor filed a writ of certiorari for review by the Supreme Court. This matter is now considered closed.

Derivative Lawsuit

On May 3, 2018, plaintiff Adele J. Barke, derivatively on behalf of Ohr, commenced an action against Michael Ferguson, Orin Hirschman, Thomas M. Riedhammer, June Almenoff and Jason Slakter in the Supreme Court, State of New York, alleging that the action was brought in the right and for the benefit of Ohr seeking to remedy their “breach of fiduciary duties, corporate waste and unjust enrichment that occurred between June 24, 2014 and the present.” It does not quantify any alleged damages. On March 30, 2022, plaintiff filed a notice of voluntary dismissal of the complaint in this action. This matter is now considered closed.

Joint Proxy Statement Lawsuit

Following the issuance of the preliminary joint proxy statement/prospectus related to the merger of the Company and Ohr, on March 18, 2019, the Gomez Action was filed by an individual shareholder in the United States District Court for the Southern District of New York against Ohr and its board of directors.  The plaintiff in the Gomez Action alleges that the preliminary joint proxy/prospectus statement filed by Ohr with the SEC on March 8, 2019 contained false and misleading statements and omitted material information in violation of Section 14(a) of the Exchange Act and SEC Rule 14a-9 promulgated thereunder, and further that the individual defendants are liable for those alleged misstatements and omissions under Section 20(a) of the Exchange Act.  On March 19, 2019, the Barke Action was filed in the United States District Court for the Southern District of New York asserting similar Section 14(a) and Section 20(a) claims against Ohr’s board of directors and additionally naming NeuBase and Ohr Acquisition Corp., but not Ohr, as defendants.  On March 20, 2019, the Wheby Action was filed in the United States District Court for District of Delaware asserting similar claims under Section 14(a) and Section 20(a) and naming as defendants Ohr and its board of directors, NeuBase, and Ohr Acquisition Corp.  On March 20, 2019, the Lowinger Action was filed in the Court of Chancery of the State of Delaware asserting a breach of fiduciary duty claim against Ohr’s board of directors arising out of the same facts and circumstances regarding certain alleged omissions in the preliminary joint proxy/prospectus statement.  On April 4, 2019, the Garaygordobil Action was filed in the United States District Court for the Southern District of New York asserting similar Section 14(a) and Section 20(a) claims against Ohr and its board of directors.  Each of the Gomez, Barke, Garaygordobil, and Lowinger Actions have been dismissed, and on July 12, 2019, the Company and Ohr consummated the Merger. On March 23, 2022, plaintiffs in the Wheby Action filed a notice of voluntary dismissal of the complaint and this case was closed.

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

Overview

We have designed, built, and validated a new technology platform (a peptide-nucleic acid antisense oligonucleobase platform, which we call PATrOL™) that can uniquely Drug the Genome™ to address the three disease-causing mechanisms (i.e., gain-of-function, change-of-function, or loss-of-function of a gene), without the limitations of early precision genetic medicines. The technology is predicated on synthetic peptide-nucleic acid (“PNA”) chemistry and can directly engage the genome in a sequence-specific manner and address root causality of diseases. These compounds operate by temporarily engaging the genome (or single and double-stranded RNA targets, if desired) and interfering with cellular machinery that processes mutant genes to halt their ability to manifest a disease. We have repeatedly demonstrated in proof-of-concept preclinical animal studies the ability to address multiple disease-causing genes, and different causal mechanisms, to resolve the disease state without the limitations of early genetic medicine technologies. As further validation of our PATrOL™ platform’s capabilities, in FY2021, we described data illustrating that our first-in-class platform technology can address various types of causal insults by Drugging the Genome™ in animal models of a variety of human diseases after patient-friendly routes of administration and does so in a well-tolerated manner.

We are developing precision genetic medicines targeting rare, monogenic diseases for which there are no approved therapies, as well as more common genetic disorders, including cancers that are resistant to current therapeutic approaches. Our pipeline includes therapeutic candidates for the treatment of DM1, HD, as well as cancer-driving point mutations in KRAS, G12V and G12D, which are involved in many tumor types and have historically been “undruggable”.

Based on compelling results from in vitro and in vivo preclinical studies, we plan to file an IND application for our DM1 investigational therapy in the fourth quarter of CY2022. The HD program is currently in preclinical development, and in CY2022 we expect to present new preclinical data describing the pharmacology of a candidate compound in the brain after systemic administration and nominate a development candidate. Both are devastating systemic diseases with no effective therapies. Our oncology program was announced in FY2021, together with in vivo activity illustrating allele-selective engagement of mutant KRAS at the DNA and RNA levels, with abrogation of downstream hyperactive signaling through multiple RAS pathway members, resulting in anti-tumor activity. We continue to improve upon our platform while concurrently developing programs, resulting in next-generation compounds that continue to make their way through preclinical development in a parallel manner. We have recently finalized an analysis of the entire known mutational database and selected several additional high-value indications for screening and development.

We were incorporated under the laws of the State of Delaware on August 4, 2009, as successor to BBM Holdings, Inc. (formerly known as Prime Resource, Inc., which was organized March 29, 2002 as a Utah corporation) pursuant to a reincorporation merger. On August 4, 2009, we reincorporated in Delaware as “Ohr Pharmaceutical, Inc.” On July 12, 2019, we completed the merger with NeuBase Corporation (formerly known as NeuBase Therapeutics, Inc.), a Delaware corporation (the “Merger”), and, upon completion of the Merger, we changed our name to “NeuBase Therapeutics, Inc.” Since the Merger, we have focused primarily on the development of our proprietary peptide-nucleic acid antisense oligo platform and preclinical-stage therapeutic candidates. Our platform technology and all of our therapeutic candidates are in the preclinical development stage. We have not initiated clinical trials for any of our product candidates, nor have any products been approved for commercial sale, and we have not generated any revenue. To date, we have not completed a clinical trial (including a pivotal clinical trial), obtained marketing approval for any product candidates, manufactured a commercial scale product or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Drug development is also a highly uncertain undertaking and involves a substantial degree of risk. As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the pharmaceutical industry. We also have not generated any revenues from collaboration and licensing agreements or product sales to date and continue to incur research and development and other expenses. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital, and our future success is subject to significant uncertainty.

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

Because the successful development of our product candidates is uncertain, we are unable to precisely estimate the actual funds we will require to develop and potentially commercialize them. In addition, we may not be able to generate sufficient revenue, even if we are able to commercialize any of our product candidates, to become profitable

The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future. Accordingly, there are material risks and uncertainties that raise substantial doubt about the Company’s ability to continue as a going concern. We will need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations.

In particular, we expect that we will need to obtain additional funding to obtain clinical data from our current pipeline programs. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, and there have been no material changes to such policies or estimates during the six months ended March 31, 2022.

Recent Accounting Pronouncements

Please refer to Note 2, Significant Accounting Policies—Recent Accounting Pronouncements, in Item 1, Financial Statements, for a discussion of recent accounting pronouncements.

Results of Operations

Results of operations for the three months ended March 31, 2022, reflect the following changes from the three months ended March 31, 2021:

	Three Months ended March 31,
	2022	2021	Change
OPERATING EXPENSES
General and administrative	$3,093,713	$2,721,640	$372,073
Research and development	6,835,670	3,174,129	3,661,541
TOTAL OPERATING EXPENSES	9,929,383	5,895,769	4,033,614
LOSS FROM OPERATIONS	(9,929,383)	(5,895,769)	(4,033,614)
OTHER INCOME (EXPENSE)
Interest expense	(3,316)	(6,460)	3,144
Interest income	3,445	9,466	(6,021)
Change in fair value of warrant liabilities	—	90,597	(90,597)
Equity in losses on equity method investment	—	(36,127)	36,127
Other income	5,225	316,724	(311,499)
Total other income, net	5,354	374,200	(368,846)
NET LOSS	$(9,924,029)	$(5,521,569)	$(4,402,460)

During the three months ended March 31, 2022, our operating loss increased by $4.0 million compared to the three months ended March 31, 2021. Our net loss increased by $4.4 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. Until we are able to generate revenue from product sales, our management expects to continue to incur net losses.

General and Administrative Expenses

General and administrative expenses consist primarily of legal and professional fees, wages and stock-based compensation. General and administrative expenses increased by $0.4 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to increases in professional fees, settlement costs, and wage expenses, partially offset by a decrease in stock-based compensation expense.

Research and Development Expenses

Research and development expenses consist primarily of professional fees, research, development, manufacturing expenses, wages and stock-based compensation. Research and development expenses increased by $3.7 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to increases in manufacturing expenses, professional fees, employee headcount, and the ramp up of research and development activities in support of our preclinical programs.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities reflects the changes in the fair value of outstanding warrants, which is primarily driven by changes in our stock price. The fair value of warrant liabilities was $0 at March 31, 2022 and December 31, 2021, therefore, no change in fair value was recognized during the three months ended March 31, 2022. We recognized a gain of $0.09 million from the change in fair value of warrant liabilities for the three months ended March 31, 2021.

Equity in Losses on Equity Method Investment

We account for our investment in DepYmed common shares using the equity method of accounting and record our proportionate share of DepYmed’s net income and losses. As of March 31, 2022 and December 31, 2021, the carrying value of DepYmed common shares was $0 and, as such, the Company did not record its proportionate share of losses during the three months ended March 31, 2022. Equity in losses during the three months ended March 31, 2021 was $0.04 million.

Other Income, net

We recognized other income of $0.3 million during the three months ended March 31, 2021 related to the sale of certain intellectual property to DepYmed in exchange for shares of Series A-4 preferred stock. Other income recognized during the three months ended March 31, 2022 was not material.

Results of operations for the six months ended March 31, 2022, reflect the following changes from the six months ended March 31, 2021:

	Six Months Ended March 31,
	2022	2021	Change
OPERATING EXPENSES
General and administrative	$6,029,423	$5,363,110	$666,313
Research and development	11,204,927	5,194,053	6,010,874
TOTAL OPERATING EXPENSES	17,234,350	10,557,163	6,677,187
LOSS FROM OPERATIONS	(17,234,350)	(10,557,163)	(6,677,187)
OTHER INCOME (EXPENSE)
Interest expense	(18,535)	(16,197)	(2,338)
Interest income	4,699	9,466	(4,767)
Change in fair value of warrant liabilities	—	720,709	(720,709)
Equity in losses on equity method investment	(415,744)	(61,539)	(354,205)
Other income, net	11,085	316,724	(305,639)
Total other (expense) income, net	(418,495)	969,163	(1,387,658)
NET LOSS	$(17,652,845)	$(9,588,000)	$(8,064,845)

During the six months ended March 31, 2022, our operating loss increased by $6.7 million compared to the six months ended March 31, 2021. Our net loss increased by $8.1 million for the six months ended March 31, 2022, as compared to the six months ended March 31, 2021. Until we are able to generate revenue from product sales, our management expects to continue to incur net losses.

General and Administrative Expenses

General and administrative expenses consist primarily of legal and professional fees, wages and stock-based compensation. General and administrative expenses increased by $0.7 million for the six months ended March 31, 2022, as compared to the six months ended March 31, 2021, primarily due to increases in professional fees, settlement costs, and wage expenses, partially offset by a decrease in stock-based compensation expense.

Research and Development Expenses

Research and development expenses consist primarily of professional fees, research, development, manufacturing expenses, wages and stock-based compensation. Research and development expenses increased by $6.0 million for the six months ended March 31, 2022, as compared to the six months ended March 31, 2021, primarily due to increases in manufacturing expenses, professional fees, employee headcount, and the ramp up of research and development activities in support of our preclinical programs.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities reflects the changes in the fair value of outstanding warrants, which is primarily driven by changes in our stock price. The fair value of warrant liabilities was $0 at March 31, 2022 and September 30, 2021, therefore, no change in fair value was recognized during the six months ended March 31, 2022. We recognized a gain of $0.7 million from the change in fair value of warrant liabilities for the six months ended March 31, 2021.

Equity in Losses on Equity Method Investment

We account for our investment in DepYmed common shares using the equity method of accounting and record our proportionate share of DepYmed’s net income and losses. As of March 31, 2022 and September 30, 2021, the carrying value of our investment in DepYmed common shares was reduced to zero, therefore, during the six months ended March 31, 2022, we recorded our share of equity losses to the extent of our investment in preferred shares of DepYmed.  We will continue to monitor the operating results of DepYmed and will record equity in earnings when the equity in earnings exceeds our previously unrecognized losses. Equity in losses was $0.4 million for the six months ended March 31, 2022, and $0.06 million for the six months ended March 31, 2021.

Other Income, net

We recognized other income of $0.3 million during the six months ended March 31, 2021 related to the sale of certain intellectual property to DepYmed in exchange for shares of Series A-4 preferred stock. There was an immaterial amount of other income recognized during the six months ended March 31, 2022.

Liquidity, Capital Resources and Financial Condition

We have had no revenues from product sales and have incurred operating losses since inception. As of March 31, 2022, we had cash and cash equivalents of $39.0 million. We have historically funded our operations through the sale of common stock and the issuance of convertible notes and warrants.

We expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As a result, we will likely need to raise additional capital through one or more of the following: the issuance of additional debt or equity or the completion of a licensing transaction for one or more of our pipeline assets.

Net working capital decreased from September 30, 2021 to March 31, 2022 by $15.5 million (to $35.2 million from $50.7 million). Our quarterly cash burn has increased compared to prior periods due to increased research and development and corporate activities, and we expect it to continue to increase in future periods.

At present, we have no bank line of credit or other fixed source of capital reserves. Should we need additional capital in the future, we will be primarily reliant upon a private or public placement of our equity or debt securities, or a strategic transaction, for which there can be no warranty or assurance that we may be successful in such efforts. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. This could affect future development and business activities and potential future clinical studies and/or other future ventures. Failure to obtain additional equity or debt financing will have a material adverse impact on our business operations. There can be no assurance that we will be able to obtain the financing needed to achieve our goals on acceptable terms or at all. Additionally, any equity financings will likely have a dilutive effect on the holdings of the Company’s existing stockholders.

The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future. Accordingly, there are material risks and uncertainties that raise substantial doubt about the Company’s ability to continue as a going concern.

Cash Flow Summary

The following table summarizes selected items in our unaudited condensed consolidated statements of cash flows:

	Six Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(13,460,859)	$(7,301,524)
Net cash used in investing activities	(272,317)	(417,896)
Net cash used in financing activities	(202,095)	(26,111)
Net decrease in cash and cash equivalents	$(13,935,271)	$(7,745,531)

Operating Activities

Net cash used in operating activities was approximately $13.4 million for the six months ended March 31, 2022, as compared to approximately $7.3 million for the six months ended March 31, 2021. Net cash used in operating activities in the six months ended March 31, 2022, was primarily the result of our net loss and a decrease in accounts payable, partially offset by stock-based compensation expense, depreciation and amortization expenses, loss on equity method investment, a decrease in prepaid expenses and other current assets and an increase in accrued expenses. Net cash used in operating activities in the six months ended March 31, 2021, was primarily the result of our net loss, the change in the fair value of warrant liabilities and gain on sale of intellectual property, partially offset by stock-based compensation expense, depreciation and amortization expense and the loss on equity method investment.

Investing Activities

Net cash used in investing activities was approximately $0.3 million for the six months ended March 31, 2022, as compared to $0.4 million for the six months ended March 31, 2021. Net cash used in investing activities for the six months ended March 31, 2022 and 2021 was primarily due to the purchase of laboratory and office equipment.

Financing Activities

Net cash used in financing activities was approximately $0.2 million for the six months ended March 31, 2022, as compared to $0.03 million for the six months ended March 31, 2021. Net cash used in financing activities for both the six month periods ended March 31, 2022 and 2021 primarily reflect the principal payments of financed insurance, partially offset by the proceeds received from the exercise of stock options.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarterly period ended March 31, 2022.

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

Securities Class Action Lawsuit

On February 14, 2018, plaintiff Jeevesh Khanna, commenced an action in the Southern District of New York, against Ohr Pharmaceutical, Inc. (“Ohr”), which entered into a merger agreement with NeuBase Therapeutics, Inc. on January 2, 2019 and which merger closed on July 12, 2019, and several of its current and former officers and directors, alleging that they violated federal securities laws between June 24, 2014 and January 4, 2018. On August 7, 2018, the lead plaintiffs, now George Lehman and Insured Benefit Plans, Inc. filed an amended complaint, alleging a putative class period of April 8, 2014 through January 4, 2018. The plaintiffs did not quantify any alleged damages in their complaint, but, in addition to attorneys’ fees and costs, they seek to maintain the action as a class action and to recover damages on behalf of themselves and other persons who purchased or otherwise acquired Ohr common stock during the putative class period and purportedly suffered financial harm as a result. Ohr and the individuals dispute these claims and are defending the matter vigorously. On September 17, 2018, Ohr filed a motion to dismiss the complaint. On September 20, 2019, the district court issued an opinion and order granting the motion to dismiss. On October 23, 2019, the plaintiffs filed a notice of appeal of that order dismissing the action. After full briefing and oral argument, on October 9, 2020, the U.S. Court of Appeals for the Second Circuit issued a summary order affirming the district court’s order granting the motion to dismiss and remanding the action to the district court to make a determination on the record related to plaintiffs’ request for leave to file an amended complaint. On remand, the district court denied plaintiffs’ subsequent request to amend and dismissed with prejudice plaintiffs’ claims. On December 16, 2020, plaintiffs filed a notice of appeal of that order denying plaintiffs leave to amend. On December 16, 2021, the Second Circuit affirmed the decision and order of the district court denying plaintiffs’ motion for leave to amend, thereby dismissing the appeal and action in its entirety. Plaintiffs have neither sought reconsideration of the Second Circuit’s decision nor filed a writ of certiorari for review by the Supreme Court. This matter is now considered closed.

Derivative Lawsuit

On May 3, 2018, plaintiff Adele J. Barke, derivatively on behalf of Ohr, commenced an action against Michael Ferguson, Orin Hirschman, Thomas M. Riedhammer, June Almenoff and Jason Slakter in the Supreme Court, State of New York, alleging that the action was brought in the right and for the benefit of Ohr seeking to remedy their “breach of fiduciary duties, corporate waste and unjust enrichment that occurred between June 24, 2014 and the present.” It does not quantify any alleged damages. On March 30, 2022, plaintiff filed a notice of voluntary dismissal of the complaint in this action. This matter is now considered closed.

Joint Proxy Statement Lawsuit

Following the issuance of the preliminary joint proxy statement/prospectus related to the merger of the Company and Ohr, on March 18, 2019, the Gomez Action was filed by an individual shareholder in the United States District Court for the Southern District of New York against Ohr and its board of directors. The plaintiff in the Gomez Action alleges that the preliminary joint proxy/prospectus statement filed by Ohr with the SEC on March 8, 2019 contained false and misleading statements and omitted material information in violation of Section 14(a) of the Exchange Act and SEC Rule 14a-9 promulgated thereunder, and further that the individual defendants are liable for those alleged misstatements and omissions under Section 20(a) of the Exchange Act. On March 19, 2019, the Barke Action was filed in the United States District Court for the Southern District of New York asserting similar Section 14(a) and Section 20(a) claims against Ohr’s board of directors and additionally naming NeuBase and Ohr Acquisition Corp., but not Ohr, as defendants. On March 20, 2019, the Wheby Action was filed in the United States District Court for District of Delaware asserting similar claims under Section 14(a) and Section 20(a) and naming as defendants Ohr and its board of directors, NeuBase, and Ohr Acquisition Corp. On March 20, 2019, the Lowinger Action was filed in the Court of Chancery of the State of Delaware asserting a breach of fiduciary duty claim against Ohr’s board of directors arising out of the same facts and circumstances regarding certain alleged omissions in the preliminary joint proxy/prospectus statement. On April 4, 2019, the Garaygordobil Action was filed in the United States District Court for the Southern District of New York asserting similar Section 14(a) and Section 20(a) claims against Ohr and its board of directors. Each of the Gomez, Barke, Garaygordobil, and Lowinger Actions have been dismissed, and on July 12, 2019, the Company and Ohr consummated the Merger. On March 23, 2022, plaintiffs in the Wheby Action filed a notice of voluntary dismissal of the complaint and this case was closed.

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

Risks Related to the Company

Management has determined that there are factors that raise substantial doubt about our ability to continue as a going concern.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern. We have had no revenues from product sales and have incurred operating losses since inception. As of March 31, 2022, we had $39.0 million in cash and cash equivalents and during the six months ended March 31, 2022, incurred a loss from operations of $17.2 million and used $13.4 million of cash in operating activities. Our existing balance of cash and cash equivalents may not be sufficient to enable us to fund our operations for at least the next twelve months from the date that this Quarterly Report is filed with the SEC. These factors raise substantial doubt about our ability to continue as a going concern within one year from the issuance date of this filing. Our ability to continue as a going concern is dependent on our ability to raise the required additional equity or debt financing to meet short and long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash, including as a result of COVID-19 and its impacts. If we raise additional funds through the issuance of equity or convertible debt securities in the future, the percentage ownership of our current stockholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations.

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

We may license or acquire intellectual property related to our product candidates from universities. Some of our preclinical studies and other analyses with respect to our product candidates may be performed by their original owners or collaborators. As a company, we have limited experience in conducting research on our platform technology and preclinical trials for our product candidates. Since our experience with our platform technology and product candidates is limited, we will need to train our existing personnel or hire additional personnel in order to successfully administer and manage our preclinical studies and clinical trials as anticipated, which may result in delays in completing such anticipated preclinical trials and clinical studies.

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

We may enter into license agreements with universities. A license agreement may impose various royalties, sublicensing fees and other obligations on us. If we fail to comply with our obligations under these agreements, or if we file for bankruptcy, we may be required to make certain payments to the Licensor, we may lose the exclusivity of our license, or the Licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license. Additionally, the royalties and other payments associated with these licenses could materially and adversely affect our business, financial condition and results of operations.

Pursuant to the terms of our license agreement with CMU (the “CMU License Agreement”), the Licensor has the right to terminate the CMU License Agreement with respect to the program licensed under certain circumstances, including, but not limited to: (i) if we do not pay amounts when due and within the applicable cure periods or (ii) if we file or have filed against us a petition in bankruptcy or make an assignment for the benefit of creditors. In the event the CMU License Agreement is terminated by the Licensor, all licenses (or, in the determination of the Licensor, the exclusivity of such licenses) granted to us by the Licensor will terminate immediately.

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

We may be required to pay royalties and sublicensing fees pursuant to university licensing agreements, which could adversely affect the overall profitability for us of any product candidates that we may seek to commercialize.

If our sales are covered by a licensing agreement with a university, then we may be required to pay royalties on future worldwide net product sales and a percentage of sublicensing fees that we may earn. These royalty payments and sublicensing fees could adversely affect the overall profitability for us of any product candidates that we may seek to commercialize.

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

We may choose to challenge the patentability of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-exam, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third party’s patent in patent opposition proceedings in the EPO, or other foreign patent office. The costs of these opposition proceedings could be substantial and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates or proprietary technologies.

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

Risks Related to Government Regulation

Preclinical and clinical trials are expensive, time-consuming and difficult to design and implement, and involve uncertain outcomes. Furthermore, results of earlier preclinical studies and clinical trials may not be predictive of results of future preclinical studies or clinical trials.

All of our product candidates are still in the preclinical stage, and their risk of failure is high. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the U.S., or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. It is also possible that the FDA may require changes to our proposed clinical development programs. For example, the proposed formulation of the NT-0200 development candidate for our DM1 program contains an excipient in quantities that are in excess of current FDA guidance. To address that issue, FDA may require us to reformulate the NT-0200 development candidate to bring the excipient within current guidance and conduct any necessary stability testing of the reformulated candidate product. While we believe reformulation of the NT-0200 development candidate may not be required, we cannot guarantee that FDA will agree. Further, even if we are required by FDA to reformulate the NT-0200 development candidate, we believe we will be able to do so in a timely manner without adversely affecting the expected timing of the fourth quarter of CY2022 for our planned IND filing for our DM1 program. We cannot assure you that this will be the case, however. It is also impossible to predict when or if any of our product candidates will complete clinical trials evaluating their safety and effectiveness in humans or will receive regulatory approval. To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our PATrOL™ platform and product candidates are safe and effective in humans for use in each target indication. To date, we have never advanced a product candidate into a clinical trial. Preclinical and clinical testing is expensive and can take many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the preclinical or clinical trial process. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business, financial condition and results of operations.

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

Risks Related to our Common Stock

If we are unable to continue to meet the standards for continued listing on the Nasdaq Capital Market, our common stock could potentially be delisted which could negatively impact the price of our common stock, liquidity and our ability to access the capital markets.

The listing standards of the Nasdaq Capital Market provide that a company, in order to qualify for continued listing, must maintain a minimum stock price of $1.00 and satisfy standards relative to minimum stockholders’ equity, minimum market value of publicly held shares and various additional requirements. If we fail to comply with all listing standards applicable to issuers listed on the Nasdaq Capital Market, our common stock may be delisted. If our common stock is delisted, it could reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the delisting of our common stock could materially adversely affect our access to the capital markets, and any limitation on liquidity or reduction in the price of our common stock could materially adversely affect our ability to raise capital. Delisting from the Nasdaq Capital Market could also result in other negative consequences, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

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

NeuBase Therapeutics, Inc.

Date: May 12, 2022	/s/ Todd Branning
Todd Branning
Chief Financial Officer
(Principal Financial and Accounting Officer)