Form 10-Q
period 2022-06-30
NeuBase Therapeutics, Inc.
filed 2022-08-11
CIK 1173281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

As of August 5, 2022, 32,258,657 shares of the common stock, par value $0.0001, of the registrant were outstanding.

-i-

PART I.

ITEM 1. FINANCIAL STATEMENTS

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	September 30,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$29,846,825	$52,893,387
Prepaid insurance	460,804	499,061
Other prepaid expenses and current assets	1,314,057	1,536,186
Total current assets	31,621,686	54,928,634

EQUIPMENT, net	2,351,286	2,463,882

OTHER ASSETS
Investment	—	415,744
Right-of-use asset, operating lease asset	5,750,602	5,945,295
Security deposit	273,215	253,615
Other long-term assets	—	160,423
Total other assets	6,023,817	6,775,077

TOTAL ASSETS	$39,996,789	$64,167,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,655,789	$1,807,885
Accrued expenses and other current liabilities	1,868,860	1,747,746
Insurance note payable	—	148,385
Operating lease liabilities	560,252	382,576
Finance lease liabilities	115,652	107,632
Total current liabilities	4,200,553	4,194,224

Long-term operating lease liability	5,463,797	5,794,096
Long-term finance lease liability	20,108	109,500
TOTAL LIABILITIES	9,684,458	10,097,820

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and September 30, 2021	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 32,258,657 and 32,721,493 shares issued and outstanding as of June 30, 2022 and September 30, 2021, respectively	3,225	3,272
Additional paid-in capital	125,421,571	123,034,404
Accumulated deficit	(95,112,465)	(68,967,903)
Total stockholders’ equity	30,312,331	54,069,773

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,996,789	$64,167,593

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
OPERATING EXPENSES
General and administrative	$3,603,999	$3,470,104	$9,633,422	$8,833,214
Research and development	4,756,609	2,480,961	15,961,536	7,675,014
Research and development, Vera acquisition	—	2,888,029	—	2,888,029
TOTAL OPERATING EXPENSES	8,360,608	8,839,094	25,594,958	19,396,257

LOSS FROM OPERATIONS	(8,360,608)	(8,839,094)	(25,594,958)	(19,396,257)

OTHER INCOME (EXPENSE)
Interest expense	(2,819)	(3,074)	(21,354)	(19,271)
Interest income	37,147	2,054	41,846	11,520
Change in fair value of warrant liabilities	—	215,547	—	936,256
Equity in losses on equity method investment	—	(37,215)	(415,744)	(98,754)
Other (expense) income, net	(165,437)	(1,087)	(154,352)	315,637
Total other income (expense), net	(131,109)	176,225	(549,604)	1,145,388

NET LOSS	$(8,491,717)	$(8,662,869)	$(26,144,562)	$(18,250,869)

BASIC AND DILUTED LOSS PER SHARE	$(0.26)	$(0.29)	$(0.80)	$(0.72)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	32,258,657	30,092,493	32,556,035	25,482,082

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended June 30, 2022 and 2021

(Unaudited)

			Additional		Total
	Common Stock		Paid-In		Stockholders’
	Shares	Amount	Capital	Accumulated Deficit	Equity
Balance as of September 30, 2021	32,721,493	$3,272	$123,034,404	$(68,967,903)	$54,069,773
Stock-based compensation expense	—	—	793,204	—	793,204
Issuance of restricted stock for services	4,441	—	—	—	—
Exercise of stock options	42,250	4	38	—	42
Net loss	—	—	—	(7,728,816)	(7,728,816)
Balance as of December 31, 2021	32,768,184	$3,276	$123,827,646	$(76,696,719)	$47,134,203
Stock-based compensation expense	—	—	952,828	—	952,828
Forfeiture of common stock	(509,527)	(51)	51	—	—
Net loss	—	—	—	(9,924,029)	(9,924,029)
Balance as of March 31, 2022	32,258,657	$3,225	$124,780,525	$(86,620,748)	$38,163,002
Stock-based compensation expense	—	—	641,046	—	641,046
Net loss	—	—	—	(8,491,717)	(8,491,717)
Balance as of June 30, 2022	32,258,657	$3,225	$125,421,571	$(95,112,465)	$30,312,331

			Additional		Total
	Common Stock		Paid-In		Stockholders’
	Shares	Amount	Capital	Accumulated Deficit	Equity
Balance as of September 30, 2020	23,154,084	$2,315	$74,850,935	$(43,558,602)	$31,294,648
Stock-based compensation expense	—	—	1,176,585	—	1,176,585
Issuance of restricted stock for services	1,931	—	—	—	—
Exercise of stock options	21,576	2	112,444	—	112,446
Net loss	—	—	—	(4,066,431)	(4,066,431)
Balance as of December 31, 2020	23,177,591	$2,317	$76,139,964	$(47,625,033)	$28,517,248
Stock-based compensation expense	—	—	942,108	—	942,108
Issuance of restricted stock for services	2,433	—	—	—	—
Net loss	—	—	—	(5,521,569)	(5,521,569)
Balance as of March 31, 2021	23,180,024	$2,317	$77,082,072	$(53,146,602)	$23,937,787
Stock-based compensation expense	—	—	625,182	—	625,182
Issuance of common stock, net of issuance costs	9,200,000	920	42,615,456	—	42,616,376
Issuance of common stock, Vera acquisition	308,635	31	1,759,189	—	1,759,220
Issuance of restricted stock for services	2,692	—	—	—	—
Exercise of stock options	25,476	3	(3)	—	—
Net loss	—	—	—	(8,662,869)	(8,662,869)
Balance as of June 30, 2021	32,716,827	$3,271	$122,081,896	$(61,809,471)	$60,275,696

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(26,144,562)	$(18,250,869)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	2,387,078	2,743,875
Research and development expense, Vera acquisition	—	2,888,029
Change in fair value of warrant liabilities	—	(936,256)
Depreciation and amortization	567,744	251,701
Loss on marketable securities	30	15,024
Loss on disposal of fixed assets	—	1,087
Equity in losses on equity method investment	415,744	98,754
Gain on sale of intellectual property	—	(316,724)
Amortization of right-of-use assets	359,306	69,423
Changes in operating assets and liabilities
Prepaid insurance, other prepaid expenses and current assets	260,386	(166,420)
Long-term prepaid insurance	—	145,250
Security deposit	(19,600)	(253,565)
Other long-term assets	160,423	—
Accounts payable	(164,339)	(173,913)
Accrued expenses and other current liabilities	121,114	394,258
Operating lease liability	(317,236)	58,809
Net cash used in operating activities	(22,373,912)	(13,431,537)
Cash flows from investing activities
Purchase of laboratory and office equipment	(442,905)	(1,096,781)
Purchase of marketable securities	(14,986,818)	(44,992,196)
Sale of marketable securities	14,986,788	44,977,172
Cash paid for Vera acquisition	—	(1,100,040)
Net cash used in investing activities	(442,935)	(2,211,845)
Cash flows from financing activities
Principal payment of financed insurance	(148,385)	(235,248)
Principal payment of finance lease liability	(81,372)	—
Proceeds from issuance of stock, net of issuance costs	—	42,616,376
Proceeds from exercise of stock options	42	112,446
Net cash (used in) provided by financing activities	(229,715)	42,493,574
Net (decrease) increase in cash and cash equivalents	(23,046,562)	26,850,192
Cash and cash equivalents, beginning of period	52,893,387	31,992,283
Cash and cash equivalents, end of period	$29,846,825	$58,842,475

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$10,400
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities:
Issuance of common stock, Vera acquisition	$—	$1,759,220
Purchases of laboratory and office equipment in accounts payable	$12,243	$188,452
Preferred shares in DepYmed received as consideration for sale of intellectual property	$—	$316,724
Insurance financed through note payable	$—	$391,625
Right-of-use asset obtained in exchange for operating lease liabilities	$164,613	$—

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

NeuBase is a preclinical-stage biopharmaceutical company and continues to develop its clinical and regulatory strategy with its internal research and development team with a view toward prioritizing market introduction as quickly as possible. NeuBase’s programs are NT-0100 in HD, NT-0200 in DM1 and NT-0300 in KRAS-driven cancers:

●	The NT-0100 program is a PATrOL™-enabled therapeutic program being developed to target the mutant expansion in the HD messenger ribonucleic acid (“mRNA”). The NT-0100 program includes proprietary PNAs which have the potential to be highly selective for the mutant transcript versus the wild-type transcribed allele and the expectation to be applicable for all HD patients as it directly targets the expansion itself and has the potential to be delivered systemically. PATrOL™-enabled drugs also have the unique ability to open RNA secondary structures and bind to either the primary nucleotide sequences or the secondary and/or tertiary structures.
●	The NT-0200 program is a PATrOL™-enabled therapeutic program being developed to target the mutant expansion in the DM1 disease mRNA. The NT-0200 program has the potential to be highly selective for the mutant transcript versus the wild-type transcribed allele and the expectation to be effective for nearly all DM1 patients as it directly targets the expansion itself.
●	The NT-0300 program is a PATrOL™-enabled therapeutic program being developed to target the mutated KRAS gene. The program is comprised of candidate compounds that target two activating mutations in the KRAS gene: G12D and G12V. NeuBase believes these candidate compounds, and subsequent further optimized compounds, have the potential to inhibit transcription and/or translation of the oncogenic mutations and slow or stop tumor growth.

NeuBase believes its three aforementioned programs address unmet needs for diseases that currently have no effective therapeutics that target the etiologies of these conditions. NeuBase further believes there is a large opportunity in the U.S. and European markets for drugs in these areas.

Liquidity and Going Concern

The Company has had no revenues from product sales and has incurred operating losses since inception. As of June 30, 2022, the Company had $29.8 million in cash and cash equivalents, and during the nine months ended June 30, 2022, incurred a loss from operations of $25.6 million and used $22.4 million of cash in operating activities.

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

The Company’s future liquidity and capital funding requirements will depend on numerous factors, including:

●	its ability to raise additional funds to finance its operations;
●	its ability to maintain compliance with the listing requirements of The Nasdaq Capital Market (“Nasdaq”)
●	the outcome, costs and timing of preclinical and clinical trial results for the Company’s current or future product candidates;
●	the extent and amount of any indemnification claims;
●	litigation expenses and the extent and amount of any indemnification claims;

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

●	the emergence and effect of competing or complementary products;
●	its ability to maintain, expand and defend the scope of its intellectual property portfolio, including the amount and timing of any payments the Company may be required to make, or that it may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
●	its ability to retain its current employees and the need and ability to hire additional management and scientific and medical personnel;
●	the trading price of its common stock; and
●	its ability to increase the number of authorized shares outstanding to facilitate future financing events.

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

The following potentially dilutive securities outstanding as of June 30, 2022 and 2021 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	As of June 30,
	2022	2021
Common stock purchase options	8,212,778	7,002,421
Restricted stock units	—	10,000
Common stock purchase warrants	180,000	820,939
	8,392,778	7,833,360

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The adoption of this standard as of October 1, 2021, did not impact the Company’s consolidated financial statements and related disclosures.

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

In June 2022, the FASB issued ASU 2022-03, “ASC Subtopic 820 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). ASU 2022-03 amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. ASU 2022-03 applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements and related disclosures.

3.  Other Prepaid Expenses and Other Current Assets

The Company’s prepaid expenses and other current assets consisted of the following:

	As of June 30,	As of September 30,
	2022	2021
Prepaid research and development expense	$670,420	$583,267
Prepaid rent	—	172,518
Other prepaid expenses and other current assets	643,637	780,401
Total	$1,314,057	$1,536,186

4.  Equipment

The Company’s equipment consisted of the following:

	As of June 30,	As of September 30,
	2022	2021
Laboratory equipment	$3,182,369	$2,737,390
Office equipment	259,978	259,978
Leasehold improvements	10,128	—
Total	3,452,475	2,997,368
Accumulated depreciation	(1,101,189)	(533,486)
Property, plant and equipment, net	$2,351,286	$2,463,882

Depreciation expense for the three months ended June 30, 2022 and 2021 was approximately $0.2 million and $0.1 million, respectively. Depreciation expense for the nine months ended June 30, 2022 and 2021 was approximately $0.6 million and $0.3 million, respectively.

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.  Accrued Expenses and Other Current Liabilities

The Company’s accrued expenses and other current liabilities consisted of the following:

	As of June 30,	As of September 30,
	2022	2021
Accrued compensation and benefits	$959,405	$880,707
Accrued consulting settlement	75,000	200,000
Accrued professional fees	441,116	299,557
Accrued research and development	182,410	297,047
Accrued franchise tax	123,546	30,720
Other accrued expenses	87,383	39,715
Total	$1,868,860	$1,747,746

6.  Notes Payable

Insurance Note Payable

As of September 30, 2021, the Company had the following insurance note payable outstanding:

		Stated		Balance at	Balance at
	Maturity	Interest	Original	June 30,	September 30,
	Date	Rate	Principal	2022	2021
Insurance Note Payable
2021 Insurance Note	January 2022	4.99%	$391,625	$—	$148,385

7.  Stockholders’ Equity

Warrants

Below is a summary of the Company’s issued and outstanding warrants as of June 30, 2022:

		Warrants
Expiration date	Exercise Price	Outstanding
July 6, 2023	8.73	105,000
September 20, 2024	6.50	75,000
		180,000

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual Life
	Warrants	Price	(in years)
Outstanding as of September 30, 2021	895,939	$18.35
Expired	(715,939)	21.01
Outstanding as of June 30, 2022	180,000	7.80	1.5
Exercisable as of June 30, 2022	180,000	$7.80	1.5

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.  Stock-Based Compensation

As of June 30, 2022, an aggregate of 6,018,136 shares of common stock were authorized under the Company’s 2019 Stock Incentive Plan (the “2019 Plan”), subject to an “evergreen” provision that will automatically increase the maximum number of shares of common stock that may be issued under the term of the 2019 Plan. As of June 30, 2022, 864,396 common shares were available for future grants under the 2019 Plan. As of June 30, 2022, 291,667 shares of common stock were authorized under the Company’s 2016 Consolidated Stock Incentive Plan (the “2016 Plan”) and 147,041 common shares were available for future grants under the 2016 Plan.

The Company recorded stock-based compensation expense in the following expense categories of its unaudited condensed consolidated statements of operations for the three and nine months ended June 30, 2022 and 2021:

	Three Months ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
General and administrative	$507,435	$574,353	$1,389,227	$1,865,512
Research and development	133,611	50,829	997,851	878,363
Total	$641,046	$625,182	$2,387,078	$2,743,875

Stock Options

Below is a table summarizing the options issued and outstanding as of and for the nine months ended June 30, 2022:

			Weighted
		Weighted	Average	Total
		Average	Remaining	Aggregate
		Exercise	Contractual Life	Intrinsic
	Stock Options	Price	(in years)	Value
Outstanding at September 30, 2021	7,397,154	$3.13
Granted	1,510,366	2.14
Exercised	(42,250)	0.00
Forfeited	(652,492)	4.67
Outstanding at June 30, 2022	8,212,778	2.84	6.9	$3,430,544
Exercisable as of June 30, 2022	5,628,339	$2.49	6.0	$3,429,894

As of June 30, 2022, unrecognized compensation costs associated with the stock options of $3.1 million will be recognized over an estimated weighted-average amortization period of 1.4 years.

The intrinsic value of options exercised during the nine months ended June 30, 2022 and 2021 was $0.1 million and $0.06 million, respectively.

The weighted average grant date fair value of options granted during the nine months ended June 30, 2022 and 2021 was $1.40 and $4.29, respectively.

Key assumptions used to estimate the fair value of the stock options granted during the nine months ended June 30, 2022 and 2021 included:

	Nine Months Ended June 30,
	2022	2021
Expected term of options (years)	5.1 - 6.1	5.5 - 7.0
Expected common stock price volatility	73.8% - 77.2%	83% - 83.7%
Risk-free interest rate	1.1% - 3.1%	0.6% - 1.3%
Expected dividend yield	0%	0%

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock

A summary of the changes in the unvested restricted stock during the nine months ended June 30, 2022 is as follows:

Weighted Average
Grant Date
	Unvested Restricted	Fair Value
	Stock	Price
Unvested as of September 30, 2021	—	$—
Granted	4,441	3.94
Vested	(4,441)	3.94
Unvested as of June 30, 2022	—	—
Total unrecognized expense remaining	$—
Weighted-average years expected to be recognized over	—

Restricted Stock Units

Below is a table summarizing the restricted stock units granted and outstanding as of and for the nine months ended June 30, 2022:

Weighted Average
Grant Date
	Restricted Stock	Fair Value
	Units	Price
Unvested as of September 30, 2021	10,000	$5.09
Forfeited	(10,000)	5.09
Unvested as of June 30, 2022	—	—
Total unrecognized expense remaining	$—
Weighted-average years expected to be recognized over	—

9.  Commitments and Contingencies

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

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Based on compelling results from in vitro and in vivo preclinical studies, we plan to file an IND application for our DM1 investigational therapy in the middle of calendar year 2023. The HD program is currently in preclinical development, and in CY2022 we expect to present new preclinical data describing the pharmacology of a candidate compound in the brain after systemic administration and nominate a development candidate. Both are devastating systemic diseases with no effective therapies. Our oncology program was announced in FY2021, together with in vivo activity illustrating allele-selective engagement of mutant KRAS at the DNA and RNA levels, with abrogation of downstream hyperactive signaling through multiple RAS pathway members, resulting in anti-tumor activity. We continue to improve upon our platform while concurrently developing programs, resulting in next-generation compounds that continue to make their way through preclinical development in a parallel manner. We have recently finalized an analysis of the entire known mutational database and selected several additional high-value indications for screening and development.

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

Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, and there have been no material changes to such policies or estimates during the nine months ended June 30, 2022.

Recent Accounting Pronouncements

Please refer to Note 2, Significant Accounting Policies—Recent Accounting Pronouncements, in Item 1, Financial Statements, for a discussion of recent accounting pronouncements.

Results of Operations

Results of operations for the three months ended June 30, 2022, reflect the following changes from the three months ended June 30, 2021:

	Three Months ended June 30,
	2022	2021	Change
OPERATING EXPENSES
General and administrative	$3,603,999	$3,470,104	$133,895
Research and development	4,756,609	2,480,961	2,275,648
Research and development, Vera acquisition	—	2,888,029	(2,888,029)
TOTAL OPERATING EXPENSES	8,360,608	8,839,094	(478,486)
LOSS FROM OPERATIONS	(8,360,608)	(8,839,094)	478,486
OTHER INCOME (EXPENSE)
Interest expense	(2,819)	(3,074)	255
Interest income	37,147	2,054	35,093
Change in fair value of warrant liabilities	—	215,547	(215,547)
Equity in losses on equity method investment	—	(37,215)	37,215
Other expense	(165,437)	(1,087)	(164,350)
Total other (expense) income, net	(131,109)	176,225	(307,334)
NET LOSS	$(8,491,717)	$(8,662,869)	$171,152

During the three months ended June 30, 2022, our operating loss decreased by $0.5 million compared to the three months ended June 30, 2021. Our net loss decreased by $0.2 million for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. Until we are able to generate revenue from product sales, our management expects to continue to incur net losses.

General and Administrative Expenses

General and administrative expenses consist primarily of legal and professional fees, wages and stock-based compensation. General and administrative expenses increased by $0.1 million for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, primarily due to increases in professional fees, settlement costs, and wage expenses.

Research and Development Expenses

Research and development expenses consist primarily of professional fees, research, development, manufacturing expenses, wages and stock-based compensation. Research and development expenses increased by $2.3 million for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, primarily due to preclinical research activities, professional fees, research, development, and manufacturing expenses, and wages and stock-based compensation.

Research and Development Expenses, Vera Acquisition

Research and development expenses, Vera Acquisition consists of the fair value of acquired Vera assets that were determined to represent in-process research and development assets with no future alternative use. The in-process research and development assets were expensed under the guidance of ASC 730, Research and Development, upon the asset acquisition. No such expenses were incurred during the three months ended June 30, 2022.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities reflects the changes in the fair value of outstanding warrants measured at fair value on a recurring basis, which is primarily driven by changes in our stock price. We recognized a gain of $0.2 million from the change in fair value of warrant liabilities for the three months ended June 30, 2021. Warrants measured at fair value expired unexercised during the nine months ended June 30, 2022.

Equity in Losses on Equity Method Investment

We account for our investment in DepYmed common shares using the equity method of accounting and record our proportionate share of DepYmed’s net income and losses. As of June 30, 2022 and March 31, 2022, the carrying value of DepYmed common shares was $0 and, as such, the Company did not record its proportionate share of losses during the three months ended June 30, 2022. Equity in losses during the three months ended June 31, 2021 was $0.04 million.

Other (Expense) Income, net

We recognized other expense of $0.2 million during the three months ended June 30, 2022 related to the correction of a payroll tax expense credit received in a prior period. Other expense recognized during the three months ended June 30, 2021 was not material.

Results of operations for the nine months ended June 30, 2022, reflect the following changes from the nine months ended June 30, 2021:

	Nine Months Ended June 30,
	2022	2021	Change
OPERATING EXPENSES
General and administrative	$9,633,422	$8,833,214	$800,208
Research and development	15,961,536	7,675,014	8,286,522
Research and development, Vera acquisition	—	2,888,029	(2,888,029)
TOTAL OPERATING EXPENSES	25,594,958	19,396,257	6,198,701
LOSS FROM OPERATIONS	(25,594,958)	(19,396,257)	(6,198,701)
OTHER INCOME (EXPENSE)
Interest expense	(21,354)	(19,271)	(2,083)
Interest income	41,846	11,520	30,326
Change in fair value of warrant liabilities	—	936,256	(936,256)
Equity in losses on equity method investment	(415,744)	(98,754)	(316,990)
Other (expense) income, net	(154,352)	315,637	(469,989)
Total other (expense) income, net	(549,604)	1,145,388	(1,694,992)
NET LOSS	$(26,144,562)	$(18,250,869)	$(7,893,693)

During the nine months ended June 30, 2022, our operating loss increased by $6.2 million compared to the nine months ended June 30, 2021. Our net loss increased by $7.9 million for the nine months ended June 30, 2022, as compared to the nine months ended June 30, 2021. Until we are able to generate revenue from product sales, our management expects to continue to incur net losses.

General and Administrative Expenses

General and administrative expenses consist primarily of legal and professional fees, wages and stock-based compensation. General and administrative expenses increased by $0.8 million for the nine months ended June 30, 2022, as compared to the nine months ended June 30, 2021, primarily due to increases in professional fees, settlement costs, and wage expenses, partially offset by a decrease in stock-based compensation expense.

Research and Development Expenses

Research and development expenses consist primarily of professional fees, research, development, manufacturing expenses, wages and stock-based compensation. Research and development expenses increased by $8.3 million for the nine months ended June 30, 2022, as compared to the nine months ended June 30, 2021, primarily due to increases in manufacturing expenses, professional fees, employee headcount, and the ramp up of research and development activities in support of our preclinical programs.

Research and Development Expenses, Vera Acquisition

Research and development expenses, Vera Acquisition consists of the fair value of acquired Vera assets that were determined to represent in-process research and development assets with no future alternative use. The in-process research and development assets were expensed under the guidance of ASC 730, Research and Development, upon the asset acquisition. No such expenses were incurred during the nine months ended June 30, 2022.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities reflects the changes in the fair value of outstanding warrants measured at fair value on a reoccurring basis, which is primarily driven by changes in our stock price. The fair value of warrant liabilities was $0 at June 30, 2022 and September 30, 2021, therefore, no change in fair value was recognized during the nine months ended June 30, 2022. During the nine months ended June 30, 2022, warrants measured at fair value expired unexercised. We recognized a gain of $0.9 million from the change in fair value of warrant liabilities for the nine months ended June 30, 2021.

Equity in Losses on Equity Method Investment

We account for our investment in DepYmed common shares using the equity method of accounting and record our proportionate share of DepYmed’s net income and losses. As of June 30, 2022 and September 30, 2021, the carrying value of our investment in DepYmed common shares was reduced to zero, therefore, during the nine months ended June 30, 2022, we recorded our share of equity losses to the extent of our investment in preferred shares of DepYmed.  We will continue to monitor the operating results of DepYmed and will record equity in earnings when the equity in earnings exceeds our previously unrecognized losses. Equity in losses was $0.4 million for the nine months ended June 30, 2022, and $0.1 million for the nine months ended June 30, 2021.

Other (Expense)Income, net

We recognized other expense of $0.2 million during the nine months ended June 30, 2022 related to the correction of a payroll tax expense credit received in a prior period. We recognized other income of $0.3 million during the nine months ended June 30, 2021 related to the sale of certain intellectual property to DepYmed in exchange for shares of Series A-4 preferred stock.

Liquidity, Capital Resources and Financial Condition

We have had no revenues from product sales and have incurred operating losses since inception. As of June 30, 2022, we had cash and cash equivalents of $29.8 million. We have historically funded our operations through the sale of common stock and the issuance of convertible notes and warrants.

We expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As a result, we will likely need to raise additional capital through one or more of the following: the issuance of additional debt or equity or the completion of a licensing transaction for one or more of our pipeline assets.

Net working capital decreased from September 30, 2021 to June 30, 2022 by $23.3 million (to $27.4 million from $50.7 million). Our quarterly cash burn has increased compared to prior periods due to increased research and development and corporate activities, and we expect it to continue to increase in future periods.

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

Cash Flow Summary

The following table summarizes selected items in our unaudited condensed consolidated statements of cash flows:

	Nine Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(22,373,912)	$(13,431,537)
Net cash used in investing activities	(442,935)	(2,211,845)
Net cash (used in) provided by financing activities	(229,715)	42,493,574
Net (decrease) increase in cash and cash equivalents	$(23,046,562)	$26,850,192

Operating Activities

Net cash used in operating activities was approximately $22.4 million for the nine months ended June 30, 2022, as compared to approximately $13.4 million for the nine months ended June 30, 2021. Net cash used in operating activities in the nine months ended June 30, 2022, was primarily the result of our net loss, a decrease in accounts payable and operating lease liability, partially offset by stock-based compensation expense, depreciation and amortization expenses, loss on equity method investment and a decrease in prepaid expenses and current assets. Net cash used in operating activities in the nine months ended June 30, 2021, was primarily the result of our net loss, as well as the change in the fair value of warrant liabilities, gain on sale of intellectual property and cash used for the security deposit and prepayment of rent under our new operating lease for office and laboratory space, offset by the research and development costs for the Vera acquisition, stock-based compensation expense, increased accrued expenses and depreciation and amortization expenses.

Investing Activities

Net cash used in investing activities was approximately $0.4 million for the nine months ended June 30, 2022, as compared to $2.2 million for the nine months ended June 30, 2021. Net cash used in investing activities for the nine months ended June 30, 2022 was primarily due to the purchase of laboratory and office equipment, whereas for the nine months ended June 30, 2021, net cash used in investing activities was due to cash paid for the Vera acquisition and the purchase of laboratory and office equipment.

Financing Activities

Net cash used in financing activities was approximately $0.2 million for the nine months ended June 30, 2022, as compared to net cash provided by financing activities of $42.5 million for the nine months ended June 30, 2021. Net cash used in financing activities for the nine months ended June 30, 2022 primarily reflects the principal payments of financed insurance and a finance lease liability, partially offset by the proceeds received from the exercise of stock options.  Net cash provided by financing activities for the nine months ended June 30, 2021 primarily reflects the proceeds from the issuance of common stock of $42.6 million, net of issuance costs, partially offset by the principal payments of financed insurance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarterly period ended June 30, 2022.

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern. We have had no revenues from product sales and have incurred operating losses since inception. As of June 30, 2022, we had $29.8 million in cash and cash equivalents and during the nine months ended June 30, 2022, we incurred a loss from operations of $25.6 million and used $22.4 million of cash in operating activities. Our existing balance of cash and cash equivalents may not be sufficient to enable us to fund our operations for at least the next twelve months from the date that this Quarterly Report is filed with the SEC. These factors raise substantial doubt about our ability to continue as a going concern within one year from the issuance date of this filing. Our ability to continue as a going concern is dependent on our ability to raise the required additional equity or debt financing to meet short and long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash, including as a result of COVID-19 and its impacts. If we raise additional funds through the issuance of equity or convertible debt securities in the future, the percentage ownership of our current stockholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations.

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

All of our product candidates are still in the preclinical stage, and their risk of failure is high. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the U.S., or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. It is also possible that the FDA may require changes to our proposed clinical development programs. For example, our nonclinical studies for our DM1 program are using a proposed formulation of the NT-0200 development candidate that contains an excipient in quantities in excess of current FDA guidance. We believe that no additional nonclinical studies or modifications to the planned nonclinical toxicology studies related to the concentration of the excipient in the formulation will be needed to support clinical development. We cannot assure you that this will be the case, however. It is also impossible to predict when or if any of our product candidates will complete clinical trials evaluating their safety and effectiveness in humans or will receive regulatory approval. To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our PATrOL™ platform and product candidates are safe and effective in humans for use in each target indication. To date, we have never advanced a product candidate into a clinical trial. Preclinical and clinical testing is expensive and can take many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the preclinical or clinical trial process. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business, financial condition and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit
2.1+	Agreement and Plan of Merger and Reorganization, dated as of January 2, 2019, by and among Ohr Pharmaceutical, Inc., Ohr Acquisition Corp. and NeuBase Therapeutics, Inc.	8-K	001-35963	1/3/2019	2.1

2.2	First Amendment to the Agreement and Plan of Merger and Reorganization, dated as of June 27, 2019, by and among Ohr Pharmaceutical, Inc., Ohr Acquisition Corp. and NeuBase Therapeutics, Inc.	8-K	001-35963	7/3/2019	2.1

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-35963	7/12/2019	3.1

3.2	Amended and Restated Bylaws of the Company.	8-K	001-35963	9/23/2019	3.1

4.1	Form of Series A Warrant issued to investors pursuant to the Securities Purchase Agreement, dated December 7, 2016, by and among Ohr Pharmaceutical, Inc. and the purchasers listed therein.	8-K	001-35963	12/8/2016	4.1

4.2	Form of Warrant issued to investors pursuant to the Securities Purchase Agreement, dated as of April 5, 2017, by and among Ohr Pharmaceutical, Inc. and the purchasers listed therein.	8-K	001-35963	4/6/2017	4.1

4.3	Form of Common Stock Certificate.	S-8	333-233346	8/16/2019	4.17

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

**Furnished herewith.

+All schedules and exhibits to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NeuBase Therapeutics, Inc.

Date: August 11, 2022	/s/ Todd Branning
Todd Branning
Chief Financial Officer
(Principal Financial and Accounting Officer)