Form 10-K
period 2022-09-30
NeuBase Therapeutics, Inc.
filed 2022-12-21
CIK 1173281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2022

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter: $57.9 million based upon the closing sale price of our common stock of $1.88 on that date. Common stock held by each officer and director and by each person known to own in excess of 10% of outstanding shares of our common stock has been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of December 16, 2022, 33,008,657 shares of the common stock, par value $0.0001, of the registrant were outstanding.

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

PART I.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Item 1—“Business,” Item 1.A—“Risk Factors” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but appear throughout this Form 10-K. Examples of forward-looking statements include, but are not limited to, our expectations, beliefs or intentions regarding our potential product offerings, business, financial condition, results of operations, strategies or prospects and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “opportunity,” “plan,” “potential,” “predicts,” “seek,” “should,” “will,” or “would,” and similar expressions and variations or negatives of these words. These forward-looking statements are based on the expectations, estimates, projections, beliefs and assumptions of our management based on information currently available to management, all of which are subject to change. Such forward-looking statements are subject to risks, uncertainties and other factors that are difficult to predict and could cause our actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed under Item 1.A—“Risk Factors” in this Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements to reflect events or circumstances after the date of such statements for any reason, except as otherwise required by law.

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

We have designed, built, and validated a new technology platform that can uniquely Drug the Genome™ to address the three disease-causing mechanisms (i.e., gain-of-function, change-of-function, or loss-of-function of a gene) without the limitations of early precision genetic medicines. Our technology is predicated on synthetic peptide-nucleic acid (“PNA”) chemistry and can directly engage the genome in a sequence-specific manner and potentially address root causality of diseases. These compounds operate by temporarily engaging the genome (or single and double-stranded RNA targets, if desired) and interacting with cellular machinery that process mutant genes to halt their ability to manifest a disease. We have now repeatedly demonstrated, in proof-of-concept preclinical animal studies the ability to address multiple disease-causing genes and different causal mechanisms to resolve the disease state without the limitations of early genetic medicine technologies. These limitations, and the data that illustrates that we have likely engineered them out of our platform to potentially unlock broad impact across many diseases, are:

●	Delivery. Most early precision genetic medicine technologies are large and heavily negatively charged, making it difficult for them to broadly distribute throughout the body to address tissues that are affected by many diseases. This size and charge profile often requires these early genetic medicines to be locally injected, such as into the brain, likely limiting their ability for broad-based impact. The Company has developed a new type of genetic medicine that has low molecular weight, is neutrally charged, and water-soluble, which are features that facilitate transport throughout tissues. We have designed and developed a proprietary delivery technology that allows these compounds to be administered using a patient-friendly route, such as subcutaneous injection, and achieve broad biodistribution, including into the deep brain and nuclei of cells.

Validating data. Preclinical non-human primate (“NHP”) data presented in FY2020 illustrated the ability of a 5mg/kg systemic injection of the delivery shuttle to distribute into every tissue examined at therapeutically relevant concentrations, defined as concentrations which show activity in patient-derived cell lines when coupled to a pharmacophore. In FY2021, we presented data illustrating that the delivery shuttle conjugated to a NT-0200 program compound could be injected subcutaneously into the HSALR transgenic animal model of myotonic dystrophy type 1 (“DM1”) and achieve both molecular and functional rescue of myotonia in the distant tibialis anterior muscle group in the transgenic animal. Also, in FY2021 we presented data that illustrate that subcutaneous injection of the same delivery shuttle conjugated to a compound for the NT-0100 program into the zQ175 transgenic animal model of Huntington’s disease (“HD”) could, within 7 days from first dose, cross the blood-brain barrier in sufficient concentrations to engage the mutant gene target and reduce the resultant protein levels from whole brain isolates to a statistically significant degree. Delivery of drugs across the blood-brain barrier and into muscle via a systemic route has been a significant challenge in the industry. More recently, in FY2022 we presented data illustrating that a single 30 mg/kg intravenous injection of our lead DM1 development candidate (NT-0231.F) in wild-type BALB/c mice was cleared rapidly from the systemic compartment and demonstrated rapid and wide distribution into the tibialis anterior muscle, heart muscle, and brain tissues. NT-0231.F rapidly cleared the plasma, and each tissue evaluated displayed an extended elimination phase with tissue concentrations measurable for at least four weeks following a single intravenous dose administration. Additionally, in the fourth quarter of calendar year 2022 we completed a three-month pharmacokinetic (“PK”) study of NT-0231.F in NHPs illustrating that we could achieve pharmacologically active concentrations to skeletal muscles after a single intravenous (IV) injection of 6 mg/kg and 14 mg/kg. Also in FY2022, we presented data illustrating that twice-weekly subcutaneous injections over an 8-week period of a NT-0100 program compound into the R6/2 Huntington’s disease transgenic animal model were able to penetrate into the brain and reduce mutant Huntingtin protein levels throughout all brain regions with statistical significance.

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

Validating data. We have illustrated good tolerability of a variety of compounds across our various programs in rodent and NHP animal models across FY2020, FY2021 and FY2022, with both single and multi-dose administration. This data includes a lack of an obvious acute immune response in NHPs which has been seen with other early precision genetic medicines. Most recently, we completed a series of exploratory toxicology studies with our lead DM1 candidate, NT-0231.F, that illustrated a lack of cytokine activity in NHPs after IV injection at and below the maximum tolerated dose, negative Ames and in vitro micronucleus tests, and a maximum tolerated dose in NHPs and rats projected to be in excess of the projected human equivalent dose.

●	Selectivity. Many technologies in the early precision genetic medicines industry cannot discriminate between mutant gene sequences and their healthy (“wild-type”) counterparts, nor between other highly similar target sequences in the cell. This potentially limits these technologies in their ability to address small disease-causing mutations such as single nucleotide changes (“point mutations”), which account for a large fraction of disease-causing mutations and functional variants. Our technology can discriminate point mutations, which increases the program opportunity space. This capability comes from the “rigid” nature of the backbone, which does not tolerate imperfect target engagement. In addition, this single-base selectivity reduces the likelihood that our compounds will engage with genes elsewhere in the genome that are similar but not identical, potentially reducing any adverse events triggered by off-target engagement (“OTEs”).

Validating data. In FY2021, we presented data illustrating that we could achieve near-perfect selectivity in engaging the mutant G12D copy of the KRAS gene vs. the wild-type copy and inhibiting transcription and translation of the resultant mutant protein production in vitro. When these compounds are delivered to xenograft animal models with KRAS-mutation driven tumors, significant tumor growth reductions and signaling through downstream effectors of the KRAS pathway were measured. In FY2021, we also presented data that illustrated statistically significant allele-selective knock-down of mutant Huntingtin (“HTT”) protein vs. the healthy wild-type protein after subcutaneous injection into the zQ175 transgenic animal model.

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

Validating data. In FY2021, we nominated a development candidate for our DM1 program and initiated manufacturing scale up with several contract manufacturing organizations (“CMOs”) across the globe. Within a period of months, for relatively low cost compared to the investment required to build bespoke manufacturing facilities, we established redundancy in manufacturing for GLP and GMP materials at scale.

●	Durability. Many technologies in the early precision genetic medicines industry can only be dosed a single time, are often cleared by the immune system, or are otherwise not durable in their efficacy.

Validating data. We illustrated in preclinical studies in FY2020 that our delivery shuttle, when delivered systemically into NHPs, is rapidly taken up into tissues across the body and is very slowly eliminated via the kidneys. Elimination of the delivery shuttle occurred at approximately 4% of the administered dose over the course of one week, promising an enduring response. More recently, in FY2022 we presented data illustrating that a single 30 mg/kg intravenous injection of NT-0231.F in wild-type BALB/c mice was cleared rapidly from the systemic compartment and demonstrated rapid and wide distribution into the tibialis anterior muscle, heart muscle, and brain tissues. NT-0231.F rapidly cleared the plasma, and each tissue evaluated displayed an extended elimination phase with tissue concentrations measurable for at least four weeks following a single intravenous dose administration. Most recently, we completed a single dose 3-month NHP PK study, which illustrated rapid uptake from the systemic compartment, robust exposures across a variety of tissues consistent with our mouse PK results, and tissue-specific elimination rates with near full clearance in most tissues examined.

●	Scalability. Many technologies in the early precision genetic medicines industry are not truly scalable across a variety of indications, for the reasons described above. As our goal is to provide solutions to those suffering from a wide variety of diseases across the globe, we have purpose-built a scalable platform. We always address a single target type for all therapeutic programs (the genome), utilize predominantly the same chemistry, likely yielding similar therapeutic indices for the pharmacophore, are able to predict OTEs a priori using bioinformatics and engineer around them before beginning development, and leverage manufacturing process development across programs such that ongoing platform learnings have already created increasing speed and efficiency.

Validating data. In FY2021, we launched a new set of programs in oncology targeting the most prevalent and currently undruggable KRAS mutations. The development of a series of hits was achieved with an order of magnitude higher efficiency than with our first two programs based on a deeper understanding of the structure-activity relationships uncovered in our initial programs and use of the same delivery shuttle for seamless in vivo pharmacologic testing.

As further validation of the PATrOL™ platform’s capabilities, in FY2021, we described data illustrating that our first-in-class platform technology can address various types of causal insults by Drugging the Genome™ in animal models of a variety of human diseases after patient-friendly routes of administration and did so in a well-tolerated manner. In FY2022, we presented data illustrating that a single intramuscular dose of NT-0231.F is pharmacologically active in the muscle and drives molecular and functional rescue in the HSALR model, including splice rescue, nuclear aggregate resolution, and myotonia (delayed muscle relaxation after contraction) reversal. A single intravenous dose of NT-0231.F or multiple subcutaneous doses over a 28-day period broadly rescued splicing, including the chloride channel (Clcn1) transcript, and reversed myotonia in the model. A single intravenous dose of NT-0231.F provided initial splice rescue at around two weeks, with significant splice rescue around three weeks. Myotonia reversal was achieved at around four weeks, with effects enduring to at least six weeks. A time course of multiple subcutaneous doses across increasing concentrations of NT-0231.F was also investigated and showed splice rescue and myotonia reversal in a dose-responsive manner, illustrating feasibility of the differentiated and patient-friendly subcutaneous route.

The NeuBase Opportunity

Many diseases remain undruggable with current therapeutic modalities. These include rare diseases, cancers, common, chronic and infectious diseases. Most diseases are driven by functional genetic variants (including mutations). We are advancing first-in-class ultra-precision genetic medicines to Drug the Genome™ and address disease at its root cause with the goal of helping potentially millions of patients who currently have no therapeutic options.

Historically, malfunctioning proteins (the products of malfunctioning genes) have been targeted by small molecules, antibodies, or protein replacement therapies to address disease states. The fundamental challenge with these strategies has been related to a lack of an ability to accurately model protein structures and the associated structural dynamics in an easy and high-throughput manner so that drugs could be intelligently designed. In addition, biologics have been hampered by delivery challenges, such as accessibility to the organ, cell type or subcellular compartment where the therapy is required to resolve functionality and by immunogenicity related to delivering a foreign antigenic therapy into the body. Recent advances in computational methods promise to enable accurate protein structure modeling in a high-throughput manner allowing intelligently designed protein-targeting medicines. While this potentially accelerates early target engagement activities, challenges related to accurately predicting and addressing structural dynamics of the target and off-target engagement with the multitude of other molecules in the body remain daunting. Delivery challenges and immunogenicity with large molecular weight biologics persist. The challenges of drug development targeting proteins have manifested themselves in high drug pricing in the market and large remaining unmet needs for patients.

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

In parallel, a computational infrastructure has been developed that allows precision genetic medicines companies to house and query the genome to design medicines that precisely target genes that cause disease and reduce or eliminate engagement of these drugs with other highly similar sequences. Precision genetic medicines can target either DNA or RNA. Each cell in the human body contains two copies of the approximately 3 billion letter “haploid” genetic code, one copy inherited from each parent. At conception, a single fertilized egg, containing a complete approximately 6 billion letter “diploid” genome will contain all the necessary hereditary information to give rise to a complete human being. Each cell divides into daughter cells as an individual grows and develops and, through the cell division process, receives a replicate of the genome. Upon adulthood, a human being is comprised of trillions of individual nucleated cells, each of which is operating with a diploid genome that controls its function in the complete organism by activating various genes in various combinations at various times. Computational expertise and infrastructure have enabled the industry.

The human genome is double-stranded, an evolutionary mechanism thought to have arisen to protect this essential molecule against insult and degradation. This same protective mechanism has made directly drugging the genome difficult. Over the past decade, tremendous progress has been made in targeting genes, instead of proteins, to address diseases. Targeting nucleic acids allows one to utilize nature’s own digital information encoding system, Watson-Crick nucleobase binding, which forms the basis of the double-helix of DNA, to engage an exact genetic target with a genetic medicine. Most early strategies target disease processes downstream of the double-stranded human genome primarily because early technologies cannot access the double-stranded genome. Thus, most precision genetic medicines focus on drugging RNA and are constrained to stretches of accessible single stranded portions of a target RNA.

Genes in the genome are “transcribed” into RNA molecules, which are processed by splicing events that remove intervening sequences (“introns”) and often various combinations of protein coding sequences (“exons”), into mature messenger RNAs (“mRNA”) to form a diversity of molecules from each gene. In addition, the rate of transcription of each gene in each cell type and at each time in development, balanced with the metabolism of each mRNA molecule, which often differs between transcripts, adds additional complexity to targeting RNA in disease conditions. These mRNA species are then generally translated into proteins. Each

mRNA molecule can be translated into many protein molecules before it is eventually degraded. After a protein is made, it often goes through a process of “post-translational” modification, which often trims the protein and/or adds modifications such as sugar or phosphate groups onto the proteins. Thus, a single mutant gene (present in either one or two copies in most diseases) outputs many different mRNA molecules and in turn, a diversity of protein molecules with additional structural and functional complexities derived from alternative splicing. Thus, we believe that grappling with disease at the protein or RNA level is inherently more complex than targeting the DNA itself, and due to our unique ability to engage the double-stranded genome to modulate gene output and/or function, we believe that we have a more scalable and differentiated opportunity.

Efforts to target genes that contain disease-causing variants at the RNA and DNA level have illustrated human clinical benefit in altering the natural history of several diseases. Genetic medicines generally fall into three separate categories, each being developed by various separate companies: gene silencing, gene replacement and gene editing. It is our belief that, unlike any other company to date, NeuBase has the potential to unify the field. Gene silencing is primarily centered on degrading the target transcript, most often using antisense oligonucleotides (“ASOs”) or RNA interference (“RNAi”). Activating or replacing a gene is being done by gene therapy and mRNA replacement. Changing the function of a gene can be done using splice modification or emerging DNA and RNA editing technologies. These therapies have transformed care for a handful of genetic and infectious diseases and proven that precision genetic medicines can resolve disease upstream of proteins.

In general, addressing each of the three main pathogenic mechanisms is done using a distinct technology, though challenges have been encountered, such as delivery challenges due to the larger size and negatively charged backbones of first-generation genetic medicines therapies. For example, the scavenger receptors in the liver clear circulating negatively charged modified nucleic acids, and tolerability issues, such as immunogenicity, have been seen. While delivery modalities of first-generation genetic medicines continue to improve with, for example, antibody-mediated delivery, they also present new manufacturing and immunogenicity complexities. Delivery of non-permanent mRNA replacement technologies also continue to improve, promising the potential to eliminate the need to encapsulate transcripts to protect them from degradation during circulation, but tissue targeting challenges, immunogenicity and liver clearance issues will likely persist. Outside of delivery, tolerability and manufacturing challenges, first-generation genetic medicines have exhibited selectivity challenges as they are often unable to adequately discriminate between small mutations and normal gene sequences.

Medicines that target DNA are being developed in the community, with gene replacement and gene editing showing clinical successes. These approaches are meant to be permanent, which on the one hand would allow patients to live disease-free lives, but on the other hand pose challenges related to the level of rigor necessary to ensure mistakes do not occur. Gene replacement is generally currently done using viral vector-delivered gene therapies. Gene therapy can often be administered only once because patients exhibit an immune response against the viral delivery vectors. Further, gene therapy often results in heterogeneous cellular distribution. Non-viral delivery technologies are improving, which may allow DNA replacement strategies for loss-of-function conditions to mature more rapidly in the coming years. Gene editing technologies have also recently shown human in vivo clinical activity and early tolerability, but issues related to off-target editing and permanent modifications to the germ cells of patients warrant caution in developing gene editing solutions. Current strategies are also defined by delivering large molecular complexes, which are difficult to distribute and often include or likely produce antigenic protein complexes, relegating most gene editing activities to ex vivo cell editing and strategies, followed by cell therapy. Gene therapy and gene editing have limitations related to delivery of high molecular weight molecules and accessing tissues at the sites of pathology, immunogenicity, durability, and safety.

We have an opportunity, with our technology platform, to scale our proprietary genetic medicines that target mutant genes at their root cause by Drugging the Genome™. We have shown in preclinical proof-of-concept studies that the platform technology can address most causal mechanisms of disease at the genetic level by gene silencing, gene editing or gene activating, which leads to the potential of a unifying platform for the industry. Because we can drug the genome upstream of the complexity that occurs during transcription, splicing, translation and post-translational processes, and by using common chemistry to engage a common target type, there are opportunities to scale across indications.

In addition, we have demonstrated with preclinical data in several disease indications that our PATrOL™ platform-enabled precision genetic medicines have additional benefits that have limited other genetic medicines. We have successfully validated our PATrOL™ platform’s ability to efficiently deliver genetic medicines with broad tissue distribution, including into the deep brain, and precisely engage DNA (and RNA) with a favorable safety profile and potential for sustained efficacy. These platform benefits include:

Broad biodistribution after systemic administration, including into all tissues examined at therapeutic concentrations: our compounds are water soluble, neutral in charge, which is tunable, and have low molecular weight, which facilitates broad distribution, including into the deep brain, after systemic administration.

Low potential for immunogenicity allowing for repeat chronic drugging of the genome: the chemistry that forms the workhorse of the platform has been extensively shown to be well tolerated in vivo at and above effective concentrations with no innate or acquired immune response.

Discriminates between mutant and healthy genes with single-base selectivity to reduce off-target effects: The ability to engage and bind to double-stranded DNA or single- and double-stranded RNA sequences enables better differentiation between mutant and healthy genes.

Leverages existing contract development and manufacturing organizations: our precision genetic medicines are made using commoditized small molecule and synthetic peptide manufacturing infrastructure, enabling cost-effective development and rapid commercial scaling.

Is stable in biological fluids and resistant to protease or nuclease digestion due to the synthetic chemistry, and when coupled to the proprietary delivery shuttle is rapidly taken up from the circulation into tissues where it resides and is slowly eliminated over time through the kidneys.

Most diseases are genetic, and the ability to reinvest process development and knowledge creates increasing speed and efficiencies.

We have designed and purpose-built a first-in-class technology platform and illustrated that the platform-enabled precision genetic medicines can precisely engage gene mutations and resolve root causality in three different diseases with different mechanisms of action, and in a well-tolerated manner.

Establishment of this novel platform has been our focus since initiation of the Company’s operations in mid-CY2019. The process of building a first-in-class genetic medicines platform company is unique based on the technology being developed, and that process is articulated in Figure 1, which includes an overview of platform-related achievements in FY2022.

Figure 1. Major milestones achieved in establishing the first-in-class PATrOL™ platform, including development of a novel delivery shuttle that enables broad biodistribution including into the brain after systemic administration and culminating in multiple in vivo proof-of-concept data sets in high-value indications illustrating resolution of causality and tolerability. Each platform has a novel path to implementation and here we articulate the efforts over the first approximately 36 months of our operations.

While our precision genetic medicine pipeline currently includes programs in myotonic dystrophy type 1, Huntington’s disease, and cancer (KRAS G12V and G12D mutations), in October 2022, we announced plans to expand the focus of our platform into gene editing, and we are identifying and evaluating multiple indications for potential development. Pipeline expansion into new disease areas uniquely addressable with our PATrOL™ platform is expected to continue.

The market need is enormous for a company that can address disease at a genetic level with a scalable technology platform. Globally, there are thousands of genetic diseases, most of which lack any therapeutic options. Most human diseases are genetic. Traditionally, therapeutic development for each disorder has been approached with a unique strategy, which is inefficient and has resulted in a large remaining unmet need and high drug prices in the marketplace. The collective population of people with untreatable diseases, numbering in the hundreds of millions, stands to potentially benefit profoundly from the emergence of a scalable and modular treatment development platform that allows for a more efficient discovery and delivery of drug product candidates to address these conditions cohesively.

In summary, as a result of the Human Genome Project, global efforts to catalog genetic variants that cause or predispose to human disease, and genetic testing infrastructure to enable patients to avail themselves of precision genetic medicines, the stage is now set for us to begin development efforts across a series of human disease with no currently available therapies and large addressable market sizes. The relatively new strategies of targeting DNA and RNA molecules upstream of proteins to address disease at the genetic level have achieved human proof-of-concept, yet these early technologies are fragmented in their ability to address the different causal mechanisms and suffer from limitations related to delivery, tolerability, selectivity, manufacturability, durability and scalability. We believe we have a unifying solution without the limitations of other precision genetic medicine technologies that will allow us to address many diseases, both rare and common.

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

Figure 2. Conceptual overview of the process by which NeuBase compounds enter the cell after systemic administration, engage genes within the double-stranded DNA (or RNA) and resolve root causality. A proprietary delivery shuttle coupled to modified peptide-nucleic acid oligonucleotides allow systemic delivery with broad biodistribution including into the central nervous system, cellular entry in a non-cell type or species-specific manner, and single-base selective target engagement in the nucleus within 24 hours of dosing with a variety of binding modes that can be used to address various genetic lesions to modulate gene function based on steric interference with cellular machinery, such as RNA polymerase and transcription factors. Gene editing takes advantage of recruiting endogenous high-fidelity repair enzymes and does not require delivery of proteins nor induction of double-stranded DNA breaks. The technology is also able to engage single- and double-stranded RNA in the cytoplasm, and tropism for one type of nucleic acid versus another can be induced through backbone modifications.

The PATrOL™ platform is comprised of three main component modules: new nucleobases, a neutral- charged backbone, and a novel delivery shuttle (Figure 3). Each of these three component modules has been specifically designed to interact with one another to achieve the desired function and can be “tuned” to refine that function.

New Nucleobases. We have assembled, in-licensed, and invented a kit of nucleobases which can be arranged in a specific order onto a backbone so that they engage a genetic target. It is the order, or sequence, of the nucleobases that define the location within the target gene that the compound will ultimately engage. We can use natural nucleobases (that are used by the human body to construct its own genetic material); these are cytosine (“C”), guanine (“G”), adenine (“A”), thymine (“T”) and uracil (“U”). These natural nucleobases are often used as their properties are well understood and they provide for standard Watson-Crick hydrogen binding between complementary nucleobases (A to T/U; G to C). These natural nucleobases can also be modified through chemical engineering to strengthen or weaken certain positions of engagement. The combination of natural nucleobases with the neutral-charge backbone and proprietary backbone modifications allows the fully constructed compound to “invade” the double helix (or a double-stranded RNA molecule) by out-competing the complementary DNA (or RNA) strand due to a higher binding affinity for the target sequence. This ability to invade double-stranded targets also allows increased efficiency when designing compounds against RNA targets as secondary structures are less likely to interfere with target engagement and confound optimal sequence targeting. Once the PATrOL™-enabled compound has invaded, it binds via standard Watson-Crick base pairing.

The second class of nucleobases are Hoogsteen nucleobases. When coupled to the proprietary neutral-charge backbone, Hoogsteen nucleobases allow a PATrOL™-enabled compound to scan the outside of the double helix by querying nucleobase content inside the double helix through the major groove. When a sequence match is found between these types of nucleobases and the fully Watson-Crick paired natural nucleobases inside the double helix, a triplex structure is formed.

A third class of nucleobases are termed Janus nucleobases. Janus bases are bi-specific nucleobases that can be considered natural nucleobases with a second binding face chemically engineered onto them to allow simultaneous engagement of two strands of nucleic acids. There are 16 possible Janus bases that will engage with any two strands of nucleic acids of interest. For example, Janus bases can be used in an invader use-case to double the number of hydrogen bonds that are engaged for a fixed sequence length when drugging the double helix, binding both the Watson and the Crick strands simultaneously and can increase the specificity of engagement. These bi-specific nucleobases have been shown to enable access to double stranded RNA targets comprised of secondary structures, such as imperfect hairpins (double stranded RNA targets which are folded upon themselves). In programs where we are drugging an RNA, this allows us to potentially access regions of the target molecule which may be unique in secondary structure relative to the wild-type RNA to allow enhanced selectivity for the target.

Importantly, all these nucleobases which allow sequence-specific recognition of a gene within a target double-stranded nucleic acid are required to be used in combination with our neutral-charged backbone. Without the backbone, the nucleobases do not have the ability to engage utilizing these various binding modes.

Neutral-Charged Backbone. PNAs form the predicate chemistry for our backbones. The key differentiator between a PNA backbone and most traditional nucleic acid backbones (like the backbones in DNA and RNA) or modified backbones (like the backbones that are used by various companies in the genetic medicines space) is that the PNA backbone is neutral (not anionic) in charge and is helical in its secondary structure. PNAs use a synthetic backbone subunit (“monomer”), which in our construction is charge-neutral and characterized by high binding affinity to a nucleic acid target. The high binding affinity is due in part to the neutral charge that does not repulse its target nucleic acid, but also due to our ability to induce helicity through backbone modifications and thereby reduce the energy requirement necessary to engage a nucleic acid target. These features allow the nucleobases to perform in the required manner to either invade or form triplex structures. Another major differentiator of our backbone technology is, we believe, industry leading sequence selectivity of target engagement imparted by the “rigidity” of the backbone, which confers an intolerance for sequence mismatches. This manifests in an advantage to better differentiate mutant gene sequences from their wild-type counterparts, and in potentially reducing OTEs with highly similar sequences elsewhere in the genome. The backbones have high stability in biological fluids and are resistant to protease and nuclease digestion, contributing to their enduring presence in tissues after systemic administration and, we believe, to their ability to redistribute in and out of tissues over time via the circulatory system. PNA backbones have been described in the literature and by us to not trigger an innate nor acquired immune response, a key limiter of other precision genetic medicines, and potentially allow routine dosing.

We believe we are a leader in the development of the next generation of genetic medicines. We have exclusively licensed and developed proprietary innovations around PNAs that potentially enable them to be used as pharmaceuticals to address most causal mechanisms of disease by Drugging the Genome™. Our PNAs can modulate the machinery controlling gene function and fidelity, exhibit wide bio-distribution after systemic administration, including into the brain, a favorable tolerability profile, and high sequence selectivity. Our PATrOL™-enabled precision genetic medicines may be manufactured via well-commoditized peptide synthetic methods in a GMP setting. We have established a decentralized, outsourced, and cost-effective global supply and manufacturing infrastructure to allow rapid scaling across indications.

Novel Delivery Shuttles. The third component of our modular platform is a proprietary delivery technology that works in conjunction with the backbone chemistry to enable systemic administration and achieve broad biodistribution. The delivery shuttle is of low molecular weight, approximately 1.5 kD in size, synthetic in nature, likely non-immunogenic and is likely cell, tissue, and species agnostic in its ability to delivery our neutral water-soluble compounds into the cytoplasm or nucleus. We have previously (in FY2020) presented data with our first delivery shuttle in NHPs, which described systemic administration via an intravenous route having an in-circulation half-life of approximately 1.5 hours during which time the shuttle is taken up into every tissue in the body, including into the brain, within 4 hours post single-dose. Elimination is primarily through the renal system, and occurs slowly, with only approximately 4% of the administered dose excreted over the course of 7 days after single-dose injection. This delivery shuttle also appears to rapidly pass through the cell membranes of all cell types tested and, when coupled to a pharmacophore, engage the genetic target in less than 24 hours (earliest timepoint tested) in both cell culture and after systemic administration in vivo. We disseminated data illustrating this feature in both the DM1 and HD programs after a subcutaneous injection in FY2021. This delivery technology is currently being used for several of our therapeutic programs but does not preclude us from using various delivery technologies with our backbones.

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

Our capabilities to use this new modality to achieve gene silencing at the DNA and RNA levels have now been illustrated. In October 2022, we announced a strategic restructuring to expand our focus to include the advancement of the differentiated gene editing capabilities of our platform. As part of this expansion of our focus into gene editing, the Company will defer preclinical activities for its DM1, HD and KRAS programs, hold plans to submit an Investigational New Drug (IND) application for DM1 to the U.S. Food and Drug Administration (FDA), and pursue collaborative initiatives, including partnerships, for these programs. In the future, we expect to expand our focus once again to include gene activation use-cases.

On October 21, 2022, in line with our strategic restructuring to expand our focus to include the advancement of our platform into gene editing, we announced that we entered into a research agreement with a global healthcare company, pursuant to which such global healthcare company will evaluate our PATrOL™ platform for three monogenic genetic diseases and we will collaborate on the evaluation of drug candidates for three undisclosed indications.

Figure 4. The initial pipeline in rare disease and oncology, with platform learnings increasing the efficiency and speed of additional undisclosed programs. Programs in gene editing added in October 2022.

Myotonic Dystrophy Type 1 (DM1): NT-0200 Program

DM1 exhibits whole-body manifestations. It is a multi-system, progressive disorder characterized by weakness of smooth and skeletal muscles that can range from mild to severe myotonia, cardiac conduction defects, cognitive deficits, respiratory distress, and shortened lifespan. Current treatment options include therapies to manage the symptoms, physical therapy, and assistive devices. No treatments that slow or stop the progression of DM1 are currently FDA approved. It is estimated that the global prevalence of DM1 is approximately 1 in 20,000 individuals.

Figure 5. NT-0200 program mechanism of action to resolve root causality. Our DM1 drug candidate is designed to specifically target the mutated DMPK RNA. Restoring mRNA splicing and correct downstream protein production, including DMPK, our precision genetic approach has the potential to be disease-modifying.

DM1 is caused by a single inherited copy of a trinucleotide repeat expansion in the 3’ untranslated region of the DMPK gene. Repeat length exceeding 34 repeats is abnormal, and patients often have hundreds or thousands of repeat units. When transcribed into RNA, the expanded trinucleotide repeat creates a molecular hairpin structure that is toxic in that it results in broad mRNA splicing abnormalities in hundreds to thousands of mRNAs in the cell, characterized by a reversion from adult gene/protein isoforms to embryonic isoforms, which affect protein function in some cases (for example, the skeletal muscle chloride channel). The toxic RNA hairpin sequesters muscleblind-like (MBNL) proteins making them unavailable for normal, developmentally appropriate splice regulation in the nucleus of affected cells. The altered protein isoforms result in DM1’s numerous symptoms. DM1 is a multi-system disorder which would benefit from a whole-body solution.

Preclinical data previously presented in FY2021 demonstrated that our development candidate maintains DMPK protein levels in patient-derived cell lines after dosing and rescues the root genetic defect to normalize miss-spliced muscle mRNA transcripts in the HSALR transgenic mouse model. This has been illustrated via both an intravenous dose (single 29 mg/kg) and a subcutaneous dose (3 mg/kg multi-dose). We have also previously presented data that illustrates functional rescue of myotonia in the HSALR transgenic mouse after multi-subcutaneous dosing of 3 mg/kg.

During FY2022, we announced new preclinical data for our lead development candidate, NT-0231.F, to treat DM1 demonstrating splice rescue, nuclear aggregate resolution and myotonia reversal. A single intramuscular dose confirmed that NT-0231.F is pharmacologically active in the muscle and drives molecular and functional rescue in the HSALR model, including splice rescue, nuclear aggregate resolution, and myotonia (delayed muscle relaxation after contraction) reversal. A single intravenous (IV) dose of NT-0231.F or multiple subcutaneous (SC) doses over a 28-day period broadly rescued splicing, including the chloride channel (Clcn1) transcript, and reversed myotonia in the model. A single IV dose of NT-0231.F provided initial splice rescue at around two weeks, with significant splice rescue around three weeks. Myotonia reversal was achieved at around four weeks, with effects enduring to at least six weeks, the longest timepoint tested in the study. A time course of multiple SC doses across increasing concentrations of NT-0231.F was also investigated and showed splice rescue and myotonia reversal in a dose-responsive manner, illustrating feasibility of the differentiated and patient-friendly SC route. Figure 6 below illustrates splice rescue of Clcn1 at day 21 and consequent reversal of myotonia at day 35 in tibialis anterior muscle following a single dose of NT-0231.F administered intravenously.

Figure 6. Rescue of Clcn1 adult cassette exon use and resultant rescue of myotonia after a single IV dose of NT-0231.F in the HSALR transgenic animal model. Murine transcript, relative usage by RT-PCR as per Wojtkowiak-Szlachcic A et al. Nucleic Acids Res. 2015 Mar 31;43(6):3318-31 and Klein AF et al. J Clin Invest. 2019 Nov 1;129(11):4739-4744; Myotonia as measured by time to 60% relaxation of gastrocnemius muscle at 2nd electrically-stimulated maximal contraction, no changes to muscle force production; Vehicle treated; Oligo mass; t-test comparison to HSALR Control. *p < 0.05.

We also presented preclinical PK and biodistribution data for NT-0231.F demonstrating wide tissue distribution and supporting a differentiated whole-body treatment solution for myotonic dystrophy type 1 (DM1). Following a single intravenous injection of 30 mg/kg in wild-type BALB/c mice, NT-0231.F was cleared rapidly from the systemic compartment and demonstrated rapid and wide distribution into tibialis anterior muscle, heart muscle, and brain tissues. NT-0231.F rapidly cleared the plasma, and each tissue evaluated displayed an extended elimination phase with tissue concentrations measurable for at least four weeks following a single IV dose administration. Figure 7 below represents the PK profile of NT-0231.F in wild-type BALB/c mice.

Figure 7. PK of NT-0231.F in BALB/c mice after single-dose intravenous injection of 30 mg/kg.

To begin to define the toxicology profile of NT-0231.F, we performed multispecies dose range finding exploratory toxicology studies in advance of GLP-toxicology studies. Single doses of NT-0231.F were administered IV to rats and NHPs. In rats, the toxic dose was 58 mg/kg, with the next lower dose of 29 mg/kg in this non-GLP exploratory study being defined as the maximum tolerated dose (“MTD”). At the MTD, a decrease in body weight growth within the first week after dose administration was observed, and minimal microscopic findings in the kidney (14 mg/kg and 29 mg/kg) and at the injection site (29 mg/kg) were observed. Of the three male and three female rats dosed, one male animal died during dose administration. In NHPs, the toxic dose was 29 mg/kg, with the next lower dose of 14 mg/kg being defined as the MTD. At the MTD, minimal renal tubular degeneration and regeneration was observed. No other test-article related histologic findings were observed at or below the MTDs in both species. No cytokine abnormalities were identified at or below the MTD. The MTD will be refined and potentially increased in subsequent GLP-toxicology studies. In addition, the Ames and in vitro micronucleus tests were negative for NT-0231.F, plasma protein binding of 96% was observed, and metabolism (stability & profiling) and drug interaction (cytochrome P450 inhibition) test panels were negative.

To project the pharmacologically active single dose in humans, and to model the multi-dose regimen based on elimination rates across various organs, we performed a 3-month PK study in NHPs. Tissue concentrations across various organs that manifest the pathologies in DM1 were measured by liquid chromatography followed by mass spectroscopy (“LC-MS”) and compared against the concentration of NT-0231.F that was 50% effective (“EC50”) in engaging the target DMPK mRNA in patient-derived differentiated myotubes in culture. Single dose IV injections were administered at either 6 mg/kg or 14 mg/kg into groups of NHPs, and blood and tissue samples were obtained at various timepoints up to three months. Like the prior BALB/c mouse 28-day PK studies we have previously described, the compound was rapidly taken up out of the circulation (T1/2 ~ 3 hours) and distributed broadly throughout the various organs in the body. The 6 mg/kg dose achieved an >EC50 in skeletal muscle up to day 15, and a single dose of 14 mg/kg achieved an >EC50 up to and including day 92. This data suggests there is a sufficient safety margin to warrant moving NT-0231.F forward into GLP-toxicology studies. The elimination rates from the three-month NHP study allow modelling of multi-dose regimens as the next step.

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

The path forward in CY2023. As announced in October 2022, the Company plans to reduce activities and pursue partnerships for this gene silencing program.

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

Figure 8. NT-0100 Mechanism of action to resolve root causality. DNA-binders (NT-0100D) and RNA-binders (NT-0100R) allele-selective compounds inhibit transcription and translation, respectively, to knock down mutant HTT protein while maintaining normal HTT.

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

The wild-type HTT (“wtHTT”) gene has a region in which a three-base DNA sequence, CAG, is repeated many times. When the DNA sequence CAG is repeated 26 or fewer times in this region, the resulting protein behaves normally. When the DNA sequence CAG is repeated 40 times or more in this region, the resulting protein becomes toxic (“mtHTT”). Every person has two copies, or alleles, of the HTT gene. Only one of the alleles (the “mutant” allele) needs to bear at least 40 CAG repeats for HD to occur. Current therapies for patients with HD can only manage individual symptoms. There is no approved therapy that has been shown to delay or halt disease progression. In the U.S. alone, there are likely more than 40,000 symptomatic patients and likely more than 200,000 at-risk of inheriting the disease.

The goal of the NT-0100 program is to advance a drug candidate that selectively binds the mutated DNA (or mRNA) to reduce or prevent production of the mutated protein and do so while maximally maintaining healthy wild-type protein, which we believe is important to normal function. One especially important advantage of the PATrOL™ platform that makes it promising for the treatment of repeat expansion disorders like HD is the ability of our investigational therapies to target the mutant double-stranded RNA hairpin in the mtHTT transcript.

Figure 9. Subcutaneous injection of NT-0100 compounds cross the blood-brain barrier and knock down mutant HTT protein selectively after only 7 days. 1zQ175 mouse model with 190 CAG repeats in exon 1 of HTT; 60 mg/kg subcutaneous dose with NT-100D candidate on day 1 & 4; sacrifice day 7; 2zQ175 mouse model with 190 CAG repeats in exon 1 of HTT; 30 mg/kg subcutaneous dose with NT-0100R candidate on day 1 & 4; sacrifice day 7. For both NT-100D and NT-0100R, whole-brain homogenates from day 7 animals were used to prepare protein extracts for Western blotting using antibodies to detect both normal and mutant HTT protein.

The mechanism of our PATrOL™-enabled compounds is illustrated in Figure 8. The HTT protein is essential during embryogenesis and dependence upon HTT appears to decrease with age until adulthood, but the protein is known to be involved in a diverse range of functions and signaling pathways, so it is difficult to imagine complete loss of the protein would be tolerated.

Preclinical data from transgenic mouse zQ175 animal models demonstrate the ability of NT-0100 program candidate compounds to be administered subcutaneously, cross the blood-brain barrier, enter the parenchymal space, penetrate neuronal cell bodies and either act in the nucleus (DNA-targeting) or the cytoplasm (RNA-targeting) to reduce the production of toxic protein while maintaining production of normal HTT protein (Figure 9). In FY2020, we illustrated the ability of our technology to enrich for translational inhibition and resultant reduction of mutant protein formation in human patient-derived cell lines versus wild-type protein production and that our investigational therapies can inhibit ribosomal elongation via high-affinity binding to a target RNA. In FY2021, we presented data demonstrating selective reduction of mutant Huntingtin protein in the brain after subcutaneous dosing in the zQ175 Huntington’s disease transgenic mouse model targeting both the mutant mRNA and inhibiting translation, but also now by targeting the DNA and inhibiting transcription after subcutaneous administration – not only illustrating passage across the blood-brain barrier after a patient-friendly route but also allele-selective knock-down.

In FY2022, we presented new data (set forth in Figure 10 below) illustrating that NT-100D crosses the blood-brain barrier after subcutaneous dosing and selectively reduces mutant Huntingtin protein mRNA levels and intraneuronal toxic protein aggregates, while avoiding wild-type Huntingtin protein, in the brains of R6/2 mice, which is an acute model of Huntington’s disease. A dose-

related trend to improved functional rescue was also observed in R6/2 mice. NT-100D was well tolerated at pharmacologically active doses following subcutaneous administration.

Figure 10. Allele-selective DNA-target engagement and inhibition of transcription. Left Panel: Wild type Htt and mutated HTT mRNA levels were measured by qRT-PCR in the brains of R6/2 mice treated with NT-100D b.i.w. x8 weeks. Statistical analysis was performed by t-test comparison to Vehicle Control, * = p <0.001. Right Panel: Western blot analysis of wild type HTT protein level in total brain and liver lysates. Wild type HTT protein was detected using the EPR5526 antibody and visualized using fluorescent secondary antibodies on the Li-Cor imager.

We believe the potential differentiators of our HD program are:

●	Whole-body solution to address brain and body pathologies based on NHP PK/biodistribution studies
●	Designed to maintain normal Huntingtin protein, which is likely important for health
●	Patient-friendly systemic route such as subcutaneous administration

The path forward in CY2023. As announced in October 2022, the Company plans to reduce activities and pursue partnerships for this gene silencing program.

Oncology (KRAS G12D and G12V): NT-0300 Program

Our oncology program targets KRAS G12D and G12V gene mutations, which are the two most common and historically “undruggable” KRAS driver mutations. There are no approved therapies for KRAS G12D or G12V mutations, which account for approximately 55% of all KRAS mutations.

We have designed novel PATrOL™-enabled compounds to selectively engage with the mutant cancer driver mutation at either the DNA or RNA level to inhibit downstream mutant KRAS protein production and hyperactive mitotic signaling. Preclinical studies have shown tumor growth inhibition after intra-tumoral administration and reduction of downstream signaling, validating that the compounds can engage the target. We have also shown preclinical data illustrating that we achieve allele-selective engagement of the mutant allele with single-nucleotide precision. Figure 11 illustrates how the compounds access the KRAS mutations in codon 12 at the

DNA and RNA levels, and Figure 12 illustrates the in vitro and in vivo proof-of-concept data illustrating potency and selectivity of target engagement.

Figure 11. Systemic delivery (left panel) allows even perfusion of the CNS to access the striatum. Mechanism of DNA- (middle panel) and RNA-targeted (right panel) allele-selective compounds to knock down mutant HTT protein while maintaining normal HTT.

Figure 12. Representative results from in vitro and in vivo hits that selectively engage KRAS activating point mutations in exon 1 at the DNA and RNA levels and exhibit pharmacologic effects, reduce downstream signaling. 1>90% knock-down of KRAS G12D mutant protein relative to wild-type KRAS protein in an in vitro transcription and translation assay utilizing a KRAS G12D-specific compound; 0.3 mg/kg intra-tumoral injections into HPAFII heterozygous pancreatic cancer xenografts on day 1, 7 and 14 (orange triangles).

While our KRAS program is in early development, we believe it illustrates that our investigational therapies can target the mutated gene at the level of DNA (as opposed to RNA or protein levels), which provides potential potency and dosing advantages, and the ability of the PATrOL™-enabled compounds to achieve single-base selectivity. We believe we can scale this across missense mutations and smaller mutational events in new targets that other genetic medicine modalities have difficulty accessing selectively.

We believe the potential advantages of our KRAS inhibitors include:

●	Whole-body solution to address primary tumors and metastases
●	Designed to maintain normal KRAS protein, which is likely important for health
●	Patient-friendly systemic route such as intravenous or subcutaneous administration

The path forward in CY2023. As announced in October 2022, the Company plans to reduce activities and pursue partnerships for this gene silencing program.

Gene Editing Programs

The next wave of the Company’s pipeline programs is focused on in vivo genome editing using PATrOL™-based synthetic genome-targeting chemistry, which can recruit the body’s own editing machinery to correct mutations that cause disease. This approach harnesses millennia of evolution to enable high-fidelity genome editing. The human body’s endogenous DNA repair machinery has been projected to edit up to one million acquired mutations per cell in each of the trillions of cells in the body, speaking to the potential robustness and fidelity of this gene editing approach versus other approaches.

Our exclusively licensed technology has been proven to achieve in vivo editing in various diseases and has been repeatedly published in top-tier journals such as Nature and Science. The PATrOL™ editors are differentiated from CRISPR/Cas-derived base editors (BEs) in the areas of fidelity by using three layers of sequence selectivity, tolerability without double-stranded breaks or bystander edits, versatility in non-viral delivery options, and in the overall type and thus number of mutations that can be resolved. PATrOL™ editors are like prime editors (PEs) in that they are not dependent on protospacer adjacent motif (PAM) flanking sequences, they can edit transversions as well as transitions, and they can repair insertions and deletions.

We project PATrOL™ editors can potentially address up to ~90% of all known human mutations. In contrast, BEs, in aggregate across all current versions of CRISPR/Cas nucleases (and all companies employing them), can currently only address ~ 20% of all know human mutations due to sequence and editing constraints.

The synthetic chemistry employed by PATrOL™ editors has low molecular weight and thus is more easily packaged for delivery. It is well described to be non-immunogenic, enabling re-dosing to increase editing efficiency and address tissue turnover. The ideal use case for PATrOL™ editors is for in vivo correction of prevalent causal variants that cannot be addressed by BEs, such as transversions and insertion / deletion events. Due to the lack of acquired immunogenicity that likely will plague BEs and PEs, our solution has the potential to address durability issues faced by other editors.

In summary, the differentiators of the PATrOL™ editing technology are:

●	Better On-Target Fidelity – Technology utilizes three layers of sequence selectivity to identify a locus of interest and leverages the human body’s own repair machinery (with performance criteria established across millions of mutations per day and trillions of cells per human) as opposed to bacterial enzymes (BEs/PEs).
●	Lower Off-Target Edits – The approach induces single-stranded nicks (no double-stranded breaks) and does not result in bystander editing, which reduces the risk of off-target effects by orders of magnitude.
●	Heightened Tolerability – Our synthetic chemistry has been demonstrated to be non-immunogenic, and the gene editing payloads can be delivered by validated non-viral delivery systems, enabling re-dosing to achieve higher clinical editing efficiencies and address tissue turnover across time.
●	Versatile Delivery Options – Our editors have low molecular weight, are non-biodegradable, and are charge-tunable, which results in more opportunities for coupling to various non-viral delivery modalities, enabling a customizable option for partners with proprietary delivery technologies.

●	More Addressable Clinical Mutations – The technology can address transversions as well as transitions, insertions and deletions. In addition, the editors do not require a flanking PAM sequence. Taken together, this increases the opportunity space to apply our editors by approximately five-fold over BEs, with nearly complete coverage of causal mutations.

On October 21, 2022, in line with our strategic restructuring to expand our focus to include the advancement of our platform into gene editing, we announced that we entered into a research agreement with a global healthcare company, pursuant to which such global healthcare company will evaluate our PATrOL™ platform for three monogenic genetic diseases and we will collaborate on the evaluation of drug candidates for three undisclosed indications. We are also identifying and evaluating multiple indications for possible future development, and we expect to provide further details during fiscal year 2023 regarding our gene editing pipeline.

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

In October 2022, we announced a strategic restructuring to expand our focus to include the advancement of the differentiated gene editing capabilities of our platform. As part of the development pipeline shift to gene editing, we will defer preclinical activities for our DM1, HD, and KRAS programs, hold plans to submit an IND application for DM1 to the FDA, and pursue collaborative initiatives, including partnerships, for these programs.

As we focus on the advancement of our gene editing platform, we are currently identifying and evaluating multiple indications for potential future development. We are also working with a global healthcare company, pursuant to the research collaboration agreement the Company announced in October 2022, to evaluate drug candidates for three monogenic genetic diseases. We expect to provide further details during fiscal year 2023 regarding our gene editing pipeline.

We plan to attend various scientific and medical conferences in CY2023 where we plan to present the results of the foregoing activities described above.

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

Intellectual Property

The initial intellectual property position behind our fundamental PATrOL™ technology was initially developed at Carnegie Mellon University (“CMU”). Our success depends, in part, on our ability to obtain patent protection for our product candidates in the United States and other countries. We have exclusively licensed patent applications, pursuant to our license agreement with CMU (as amended, the “CMU License Agreement”), protecting our platform for development and commercialization of therapeutics. We will continue to focus our resources on obtaining patents and filing new patent applications that drive value.

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

License Agreement with Carnegie Mellon University

On December 17, 2018, we entered into the CMU License Agreement. Under the CMU License Agreement, CMU granted us an exclusive, worldwide right to the PATrOL™ technology. Our exclusive, worldwide right to the PATrOL™ technology is subject to CMU’s right (which is exercisable only upon our written consent) to grant a non-exclusive license to a third party as a means of resolving disputes or to settle claims arising out of allegations that the licensed technology under the CMU License Agreement infringes upon the intellectual property rights of such third party. On January 1, 2022, we entered into an amendment to the CMU License Agreement (the “CMU License Agreement Amendment”) to amend certain terms and add additional patents and patent applications.

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

Pursuant to the CMU License Agreement, we paid CMU a one-time payment of approximately $54,000 for patenting and other intellectual property protection costs incurred by CMU prior to the effective date of the CMU License Agreement and relating to the licensed technology thereunder. In connection with entering into the CMU License Agreement Amendment, we paid CMU a one-time amendment fee of $10,000. Further, we must achieve certain milestones to demonstrate certain developments of the licensed product. Further, subject to certain conditions, we will pay to CMU royalties at a low single-digit percentage of aggregate annual net sales of licensed products and a percentage at the medium and higher ranges of the bottom third of sublicensing fees.

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

Competition

The biotechnology industry is highly competitive and involves a high degree of risk. Potential competitors in the United States and worldwide are numerous and include pharmaceutical and biotechnology companies, educational institutions and research foundations. We compete with many of these entities who, either alone or with their strategic partners, have far greater experience, capital resources, research and technical resources, marketing experience, clinical trial experience, and research and development staffs and facilities than we do. Some of our competitors may develop and commercialize products that compete directly with our product candidates, and they may introduce products to market earlier than our products or on a more cost-effective basis. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and, in the future, in recruiting clinical trial sites and subjects for our clinical trials.

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

The field of gene editing is broad and characterized by a diversity of approaches. These include but are not limited to: CRISPR/Cas9 nuclease technology, alternative nuclease-based genome editing technologies such as ZFNs, engineered meganucleases and TALENs, base editing, prime editing, epigenetic editing, gene therapy, oligonucleotides, cell therapy and DNA-cutting enzymes. Based on publicly available information, we are aware of numerous companies pursing such approaches, including Arbor Biotechnologies, Inc., Beam Therapeutics Inc., bluebird bio, Inc., Caribou Biosciences, Inc., Chroma Medicine, Inc., CRISPR Therapeutics AG, Editas Medicine, Inc., Graphite Bio., Inc., Intellia Therapeutics, Inc., Mammoth Biosciences, Inc., Metagenomi, Inc., Precision Biosciences, Inc., Prime Medicine, Inc., Sangamo Therapeutics, Inc., Scribe Therapeutics, Inc., Tune Therapeutics, Inc., and Verve Therapeutics, Inc.

There are no disease-modifying treatments available for DM1. Based on publicly available information, we are aware of several companies actively pursuing preclinical and clinical development on various approaches to treat DM1 including AMO Pharma Limited, Avidity Biosciences, Inc., Dyne Therapeutics, Inc., Design Therapeutics, Inc., PepGen Inc., Entrada Therapeutics, Inc., Vertex Pharmaceuticals Incorporated, and Expansion Therapeutics, Inc.

There are currently no approved treatments available to slow the progression of HD. Based on publicly available information, several companies have ongoing clinical and preclinical programs targeting the underlying disease in HD, including Wave Life Sciences, Ltd., Annexon, Inc., Sangamo Therapeutics, Inc., ProQR Therapeutics N.V., uniQure N.V., Spark Therapeutics, PTC Therapeutics, Inc., and Voyager Therapeutics, Inc. We are aware that a number of other companies are developing drugs focused on treating the symptoms associated with HD, including Teva Pharmaceutical Industries Ltd., and Azevan Pharmaceuticals, among others.

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

Food and Drug Administration Regulation and Marketing Approval

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (the “FDCA”), and related regulations. Under the FDCA, a drug is defined as “articles intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease and articles (other than food) intended to affect the structure or any function of the body of man or other animals.” Drugs are also subject to other federal, state and local statutes and regulations, and when sold or used outside the United States are subject to regulation by other governmental authorities equivalent to the FDA. Failure to comply with the applicable U.S. regulatory requirements at any time during the drug development process, approval process or after approval may subject an applicant to administrative or judicial sanctions and non-approval of product candidates. These sanctions could include the imposition by the FDA or an Institutional Review Board (“IRB”) of a clinical hold on clinical trials, the FDA’s refusal to approve pending applications or related supplements, withdrawal of an approval, untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, restitution, disgorgement, civil penalties or criminal prosecution. Such actions by government agencies could also require us to expend a large amount of resources to respond to the actions. Any agency or judicial enforcement action could have a material adverse effect on us.

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical products.

These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, packaging, storage, distribution, record-keeping, approval, post-approval monitoring, sales, advertising, promotion, marketing, sampling and import and export of our products. Our drug candidates must be approved by the FDA through the New Drug Application (“NDA”) process before they may be legally marketed in the United States, and would need approval from equivalent governmental authorities to be marketed in other countries.

The process required by the FDA before drugs may be marketed in the United States generally involves the following:

●	completion of nonclinical laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practice (“GLP”) or other applicable regulations;
●	submission of an Investigational New Drug application (“IND”), which allows clinical trials to begin unless the FDA objects within 30 days;
●	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use or uses conducted in accordance with Good Clinical Practices (“GCPs”), which are international ethical and scientific quality standards meant to assure that the rights, safety and well-being of trial participants are protected, to define the roles of investigators, clinical trial sponsors, administrators and monitors, and to assure clinical trial data integrity;
●	submission of a NDA based on the clinical trial data demonstrations of efficacy and safety;
●	pre-approval inspection of manufacturing facilities and clinical trial sites; and
●	FDA approval of an NDA, which must occur before a drug can be marketed or sold in the U.S.

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

For purposes of NDA approval, human clinical trials are typically conducted in sequential phases that may overlap:

●	Phase I - The drug is initially given to healthy human subjects or patients in order to determine metabolism and pharmacologic actions of the drug in humans, side effects and, if possible, to gain early evidence on effectiveness. During Phase I clinical trials, sufficient information about the investigational drug’s pharmacokinetics and pharmacologic effects may be obtained to permit the design of well-controlled and scientifically valid Phase II clinical trials.
●	Phase II - Clinical trials are conducted to evaluate the effectiveness of the drug for a particular indication or in a limited number of patients in the target population to identify possible adverse effects and safety risks, to determine the efficacy of the drug for specific targeted diseases and to determine dosage tolerance and optimal dosage. Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase III clinical trials.
●	Phase III - When Phase II clinical trials demonstrate that a dosage range of the drug appears effective and has an acceptable safety profile and provide sufficient information for the design of Phase III clinical trials, Phase III clinical trials in an expanded patient population at multiple clinical sites may be undertaken. They are performed after preliminary evidence suggesting effectiveness of the drug has been obtained, and are intended to further evaluate dosage, effectiveness and safety, to establish the overall benefit-risk relationship of the investigational drug and to provide an adequate basis for product labeling and approval by the FDA. In most cases, the FDA requires two adequate and well-controlled Phase III clinical trials to demonstrate the efficacy of the drug in an expanded patient population at multiple clinical trial sites.
●	Phase IV - The FDA may require, or companies may pursue, additional clinical trials after a product is approved. These Phase IV clinical trials may be made a condition to be satisfied for continuing drug approval. The results of Phase IV clinical trials can confirm the effectiveness of a product candidate and can provide important safety information.

All clinical trials must be conducted in accordance with FDA regulations, GCP requirements and their protocols in order for the data to be considered reliable for regulatory purposes.

An investigational drug product that is a combination of two different drugs in a single dosage form must comply with an additional rule that requires that each component make a contribution to the claimed effects of the drug product. This typically requires larger studies that test the drug against each of its components. In addition, typically, if a drug product is intended to treat a chronic disease, as is the case with some of our product candidates, safety and efficacy data must be gathered over an extended period of time, which can range from six months to three years or more. Government regulation may delay or prevent marketing of product candidates or new drugs for a considerable period of time and impose costly procedures upon our activities.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including drugs, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial, is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Under certain conditions, a sponsor may delay disclosure of the results of these trials until the new product or new indication being studied has been approved. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

The NDA Approval Process

In order to obtain approval to market a drug in the United States, a marketing application must be submitted to the FDA that provides data establishing to the FDA’s satisfaction the safety and effectiveness of the investigational drug for the proposed indication. Each NDA submission requires a substantial user fee payment (exceeding $3.1 million in fiscal year 2022) unless a waiver or exemption applies. The application includes all relevant data available from pertinent nonclinical studies, or preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators that meet GCP requirements.

During the development of a new drug, sponsors may be given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase II clinical trials, and before an NDA is submitted. Meetings at other times may also be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the end-of-Phase II clinical trials meetings to discuss their Phase II clinical trials results and present their plans for the pivotal Phase III registration trial that they believe will support approval of the new drug.

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

The results of drug development, nonclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. It may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. The FDA has 60 days from its receipt of an NDA to conduct an initial review to determine whether the application will be accepted for filing based on the FDA’s threshold determination that the application is sufficiently complete to permit substantive review. If the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. The FDA has agreed to specific performance goals on the review of NDAs and seeks to review standard NDAs within 12 months from submission of the NDA. The review process may be extended by the FDA for three additional months to consider certain late submitted information or information intended to clarify information already provided in the submission. After the FDA completes its initial review of an NDA, it will communicate to the sponsor that the drug will either be approved, or it will issue a complete response letter to communicate that the NDA will not be approved in its current form and inform the sponsor of changes that must be made or additional clinical, nonclinical or manufacturing data that must be received before the application can be approved. The FDA does not comment in a complete response letter regarding the ultimate approvability of the application or the timing of any such approval, if ever. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two to six months depending on the type of information included. The FDA may refer applications for novel drug products or drug products that present difficult questions of safety or effectiveness to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA typically will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical sites to assure compliance with GCP regulations. If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable, it typically will outline the deficiencies and request additional testing or information. This may significantly delay further review of the application. If the FDA finds that a clinical site did not conduct the clinical trial in accordance with GLP regulations, the FDA may determine the data generated by the clinical site should be excluded from certain analyses provided in the NDA. Additionally, notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

The FDA also has authority to require a Risk Evaluation and Mitigation Strategy (“REMS”), from manufacturers to ensure that the benefits of a drug outweigh its risks. A sponsor may also voluntarily propose a REMS as part of the NDA submission. The need for a REMS is determined as part of the review of the NDA. Based on statutory standards, elements of a REMS may include “dear doctor letters,” a medication guide, more elaborate targeted educational programs, and in some cases elements to assure safe use (“ETASU”), which is the most restrictive REMS. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. These elements are negotiated as part of the NDA approval, and in some cases if consensus is not obtained until after the “review date” set forth under the Prescription Drug User Fee Act of 1992, as amended, the approval date may be delayed. FDA may also require a REMS after the NDA approval based on “new safety information.” Once adopted, REMS are subject to periodic assessment and modification.

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

The FDA, under its Fraud, Untrue Statements of Material Facts, Bribery and Illegal Gratuities Policy, can significantly delay the approval of a marketing application, or seek to withdraw an approved application where it identifies fraud or discrepancies in regulatory applications or submissions. Such actions by the FDA may significantly delay or suspend substantive scientific review of a pending application during a validity assessment or remove approved products from the market until the assessment is complete and questions regarding reliability of the data are resolved.

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

Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical study costs, tax advantages, and user-fee waivers. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. In addition, the first NDA or Biologics License Application (“BLA”) applicant to receive orphan drug designation for a particular drug is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years in the United States, except in limited circumstances. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Our initial two programs in DM1 and HD are targeting orphan indications.

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

Market Exclusivity

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA or a Section 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a Paragraph IV certification. The FDCA also provides three years of marketing exclusivity for an NDA, a Section 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

In the United States, once a product is approved, its manufacture is subject to comprehensive and continuing regulation by the FDA. The FDA regulations require that products be manufactured in specific, approved facilities and in accordance with cGMP. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. cGMP regulations require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such product or may result in restrictions on a product, manufacturer, or holder of an approved NDA, including, among other things, recall or withdrawal of the product from the market.

The FDA also may require post-marketing testing, also known as Phase IV testing, to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, untitled or warning letters from the FDA, mandated corrective advertising or communications with doctors, withdrawal of approval, and civil or criminal penalties, among others. Newly-discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products in development.

Reimbursement

In the United States, the research, manufacturing, distribution, sale and promotion of drug products and medical devices are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services (“CMS”), other divisions of the U.S. Department of Health and Human Services (“HHS”) (e.g., the Office of Inspector General), or “OIG”, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, state Attorneys General and other state and local government agencies). For example, sales, marketing and scientific/educational grant programs must comply with the federal Anti-Kickback Statute (or “AKS”), the federal False Claims Act (or “FCA”), the privacy regulations promulgated under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and similar state laws. Pricing and rebate programs must comply with the Medicaid Drug Rebate Program requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. The handling of any controlled substances must comply with the U.S. Controlled Substances Act and Controlled Substances Import and Export Act. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

The Medicare Modernization Act (“MMA”) established the Medicare Part D program (“Part D”) to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which will provide coverage of outpatient prescription drugs. Unlike Medicare Part A (hospital insurance) and Part B (medical insurance), Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for product candidates for which we receive regulatory approval. However, any negotiated prices for our product candidates covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-government payors.

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

Fraud and Abuse

As noted above, in the United States, we are subject to complex laws and regulations pertaining to healthcare “fraud and abuse,” including, but not limited to, the federal Anti-Kickback Statute, the federal False Claims Act, and other state and federal laws and regulations. Violating these fraud and abuse laws could result in significant criminal, civil, and administrative sanctions.

The federal Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer, or a party acting on its behalf, to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce the referral of business, including the purchase, order or prescription of a particular drug, or other good or service for which payment in whole or in part may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, many states have adopted laws similar to the federal Anti-Kickback Statute. Some of these state prohibitions apply to the referral of patients for healthcare services reimbursed by any insurer, not just federal healthcare programs such as Medicare and Medicaid. Due to the breadth of these federal and state anti-kickback laws, the absence of substantive, practical guidance in the form of regulations or court decisions and the potential for additional legal or regulatory change in this area, it is possible that our future sales and marketing practices or our future relationships with medical and healthcare professionals might be challenged under anti-kickback laws, which could significantly harm us. Because we intend to commercialize product candidates that could be reimbursed under a federal healthcare program and other governmental healthcare programs, we plan to develop a comprehensive compliance program that establishes internal controls to facilitate adherence to the rules and program requirements to which we will or may become subject.

The federal False Claims Act prohibits anyone from knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. The False Claims Act also allows a private individual (acting as a “whistleblower”) to bring on action on behalf of the federal government and share in any monetary recoveries. Although we would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our product candidates, and the sale and marketing of our product candidates, are subject to scrutiny under this law. For example, pharmaceutical companies have been found liable under the federal False Claims Act in connection with their off-label promotion of drugs. Penalties for a federal False Claims Act violations are particularly concerning because they include three times the actual damages sustained by the government, plus mandatory civil penalties of between currently $11,803 and $23,607 for each separate false claim, and the potential for exclusion from participation in federal healthcare programs and. Additionally, although the federal False Claims Act is a civil statute, conduct that results in a federal False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine. In addition, private individuals have the ability to bring actions under the federal False Claims Act and certain states have enacted laws modeled after the federal False Claims Act fines and/or penalties.

There are also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. Many of these laws contain ambiguities as to what is required to comply with the laws. In addition, as

The Civil Monetary Penalties Law allows for the imposition of civil monetary penalties against any person who offers or transfers anything of value to a federal health care program beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier for the order or receipt of any item or service reimbursable by a federal health care program. Pharmaceutical manufacturers are typically not considered “providers, practitioners, or suppliers.” However, offering anything of value to a beneficiary that is likely to influence the beneficiary to select a particular provider, practitioner, or supplier (e.g., a physician or pharmacy) would implicate the beneficiary inducement provisions of the Civil Monetary Penalties Law (Beneficiary Inducements CMP).

The federal criminal statute on false statements (related to health care matters) makes it a crime to knowingly and willfully falsify, conceal, or cover up any material fact, make any materially false, fictitious or fraudulent statements or representations, or make or use any materially false writing or document knowing the same to contain any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for health care benefits, items, or services.

As discussed below, a similar the federal requirement Physician Payments Sunshine Act (at times referred to as the Open Payments™ Program) requires manufacturers to track and report to the federal government (for disclosure to the public via a databases) certain payments (i.e., transfers of value) made to physicians and teaching hospitals in the previous calendar year. These laws, The Open Payments Program and its requirements may affect our sales, marketing and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state, and soon federal, authorities public and government scrutiny and penalties.

The majority of states also have statutes akin to the federal Anti-Kickback Statute, False Claims Act, and the Physician Payments Sunshine Act that may apply (now or when we have a commercialized product), which, given certain ambiguities around application and execution, may impact the way we operate and increases the potential for non-compliance and risks (e.g., penalties).

Because we intend to commercialize product candidates that could be reimbursed under a federal, state healthcare program and other governmental healthcare programs, we plan to develop a comprehensive compliance program that establishes internal controls to facilitate adherence to the rules and program requirements to which we will or may become subject to. Notably, while we seek to comply with all applicable laws and regulations, we cannot guarantee that our forthcoming program and controls will always protect us from acts committed by employees or third-party vendors.

Federal and state agencies continue to expend significant attention, energy and resources to combat healthcare fraud and abuse within our industry. The failure to comply with regulatory requirements subjects companies to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of product approvals or refusal to allow a company to enter into supply contracts, including government contracts.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (1) changes to our manufacturing arrangements; (2) additions or modifications to product labeling; (3) the recall or discontinuation of our products; (4) internal investigations into business practices; (5) the development, enhancement, and implementation of compliance policies and controls, or (6) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

Patient Protection and Affordable Care Act

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “PPACA”), was enacted, which includes measures that have or will significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of the PPACA of greatest importance to the pharmaceutical industry are the following:

●	The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s covered outpatient drugs furnished to Medicaid patients. Effective in 2010, the PPACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs and biologic agents to 23.1% of the average manufacturer prices (“AMP”) and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The PPACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by expanding the population potentially eligible for Medicaid drug benefits. The CMS have proposed to expand Medicaid rebate liability to the territories of the United States as well. In addition, the PPACA provides for the public availability of retail survey prices and certain weighted average AMPs under the Medicaid program. The implementation of this requirement by the CMS may also provide for the public availability of pharmacy acquisition of cost data, which could negatively impact our sales.
●	In order for a pharmaceutical product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug-pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. The PPACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children’s hospitals, these newly-eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs when used for the orphan indication. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.
●	The PPACA imposes a requirement on manufacturers of branded drugs and biologic agents to provide a 50% discount off the negotiated price of branded drugs dispensed to Medicare Part D patients in the coverage gap (i.e., “donut hole”).

●	The PPACA imposes an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications.
●	As noted above, the Physician Payments Sunshine Act section of the PPACA requires pharmaceutical manufacturers to track certain financial arrangements with physicians and teaching hospitals, including any “transfer of value” made or distributed to such entities, as well as any investment interests held by physicians and their immediate family members. Manufacturers are required to track this information and were required to make their first reports in March 2014. The information reported is publicly available on a searchable website.
●	As of 2010, a new Patient-Centered Outcomes Research Institute was established pursuant to the PPACA to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products.
●	The PPACA created the Independent Payment Advisory Board, which has the authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. Under certain circumstances, these recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings.
●	The PPACA established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation through 2020.

Full details regarding the implementation of the PPACA are yet to be determined, and, at this time, the full effect of the PPACA on our business remains unclear. Further, there have been recent public announcements by members of the U.S. Congress, President Trump and his administration regarding their plans to repeal and replace the PPACA. For example, on December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017, which, among other things, eliminated the individual mandate requiring most Americans (other than those who qualify for a hardship exemption) to carry a minimum level of health coverage, effective January 1, 2019. We cannot predict the ultimate form or timing of any repeal or replacement of the PPACA or the effect such a repeal or replacement would have on our business.

Pediatric Exclusivity and Pediatric Use

Under the Best Pharmaceuticals for Children Act (the “BPCA”), certain drugs may obtain an additional six months of exclusivity if the sponsor submits information requested in writing by the FDA (a “Written Request”) relating to the use of the active moiety of the drug in children. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. The FDA may issue a Written Request for studies on unapproved or approved indications where it determines that information relating to the use of a drug in a pediatric population, or part of the pediatric population, may produce health benefits in that population. A sponsor is not required to perform pediatric studies in response to a Written Request. To facilitate and expedite development for pediatric uses, applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

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

As of September 30, 2022, we had 37 full-time employees in the United States. As disclosed in our Current Report on Form 8-K filed October 14, 2022, in connection with a reprioritization of our clinical and research initiatives, we reduced our workforce by approximately 60% in October 2022. None of our employees are represented by a collective bargaining agreement. We believe that we have a good relationship with our employees.

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

Address

Our principal executive offices are located at 350 Technology Drive, Pittsburgh, PA 15219, and our telephone number is (412) 763-3350. Our website is located at www.neubasetherapeutics.com. Any information contained on, or that can be accessed through, our website is not incorporated by reference into, nor is it in any way part of, this Form 10-K.

Recent Developments

Approval of Reverse Stock Split

On September 8, 2022, the Company held its 2022 annual meeting of stockholders, pursuant to which the stockholders of the Company voted in favor of a series of alternate amendments to the Company’s amended and restated certificate of incorporation to effect, at the discretion of the Company’s board of directors at any time prior to the Company’s 2023 annual meeting of stockholders, a reverse split of the Company’s common stock, whereby each outstanding 5, 6, 7, 8, 9, 10, 11, 12, 13, 14, 15, 16, 17, 18, 19 or 20 shares would be combined, converted or changed into one share of the Company’s common stock.

Strategic Restructuring Focused on Advancing Platform in Gene Editing

On October 14, 2022, the Company announced a strategic restructuring to expand its focus to include the advancement of its platform into gene editing. As part of the cost-cutting strategy and development pipeline shift to gene editing, the Company will defer preclinical activities for its DM1, HD, and KRAS programs, hold plans to submit an IND application for DM1 to the FDA, and pursue collaborative initiatives, including partnerships, for these programs. The Company estimates that it will incur total expenses relating to the restructuring of approximately $0.5 million, consisting of severance and termination-related costs, and expects to record a significant portion of these charges in the fourth quarter of calendar year 2022.This restructuring plan is expected to extend the Company’s cash runway into the second quarter of calendar year 2024 based on current operating plans and estimates.

On October 21, 2022, in line with our strategic restructuring to expand our focus to include the advancement of our platform into gene editing, we announced that we entered into a research agreement with a global healthcare company, pursuant to which such global healthcare company will evaluate our PATrOL™ platform for three monogenic genetic diseases and we will collaborate on the evaluation of drug candidates for three undisclosed indications.

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

●	We have a limited operating history and face significant challenges and expense as we build our capabilities.

●	We have incurred net losses in every period since our inception and anticipate that we will incur substantial net losses in the future.

●	The approach we are taking to discover and develop nucleic acid therapeutics is novel and may never lead to marketable products.
●	Anti-gene technology is a relatively new technology, and our revenue opportunities will be materially limited if we are unable to use this technology in our intended product pipeline.
●	We will need substantial additional financing to develop our products and implement our operating plan. If we fail to obtain additional financing, we will be unable to complete the development and commercialization of our product candidates.
●	If we fail to establish and maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our consolidated operating results, our ability to operate our business, our ability to raise capital, and our stock price.
●	The COVID-19 pandemic has led to a national state of emergency in the United States. Despite the wide-spread availability of COVID-19 vaccines, given the prevalence of new COVID-19 variants it remains unclear what the overall impact of COVID-19 will be on our business.
●	We will likely be heavily reliant on our partners for access to key resources for the manufacturing and development of our product candidates.
●	Our product pipeline is based on novel technologies, which makes it difficult to predict the time and cost of product candidate development and obtaining regulatory approval.
●	Our strategic restructuring focused on the prioritization of our gene editing platform, leadership transitions, and adjustments to our operating plans, including operating expense reductions, may not be successful, may not result in product revenues or anticipated savings, could result in total costs and expenses that are greater than expected, could result in our foregoing business opportunities and could disrupt our business.
●	Our business is highly dependent on the success of our platform and lead product candidates. If we are unable to obtain approval for our lead product candidates and effectively commercialize our lead product candidates for the treatment of patients in approved indications, our business would be significantly harmed.
●	The programs in our product pipeline may cause undesirable side effects or have other properties that could halt their preclinical or clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.
●	Any potential clinical trials in the future may fail to demonstrate the safety and efficacy of any of our product candidates, which would prevent or delay regulatory approval and commercialization.
●	We may encounter substantial delays in our preclinical testing and in future clinical trials (particularly given the effects of the COVID-19 global pandemic) or may not be able to conduct such efforts on the timelines we expect.
●	If we encounter difficulties enrolling patients in our future clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
●	We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
●	We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

●	We will rely on third parties to conduct our clinical trials and manufacture our product candidates in the future. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.
●	We depend on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which would harm our business.
●	If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of those rights would diminish. Legal proceedings to protect or enforce our patents, the patents of our partners, our licensed patents or our other intellectual property rights could be expensive, time consuming, and unsuccessful.
●	Any claims or lawsuits relating to infringement of intellectual property rights brought by or against us will be costly and time consuming and may adversely affect our business, financial condition and results of operations.
●	We have never paid dividends on our capital stock and we do not intend to pay dividends for the foreseeable future. Consequently, any gains from an investment in our common stock will likely depend on whether the price of our common stock increases.
●	Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.
●	The market price of our common stock is likely to be volatile and could fluctuate or decline, resulting in a substantial loss of your investment.
●	Our stock price could remain below $1.00 per share and cause us to become delisted from Nasdaq.
●	Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could cause you to incur dilution and could cause the market price of our common stock to fall.

Risk Factors

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business, prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors in its entirety, in addition to other information contained in this Form 10-K and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

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

For the foreseeable future, we expect to continue to incur losses, which we expect will increase significantly from recent historical levels as we advance our gene editing platform, expand our drug development activities, seek regulatory approvals for our product candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration (the “FDA”), the European Medicines Agency (the “EMA”) or comparable foreign authorities. Even if we succeed in developing and commercializing one or more product candidates, we may never become profitable.

Our strategic restructuring focused on the prioritization of our gene editing platform, leadership transitions, and adjustments to our operating plans, including operating expense reductions, may not be successful, may not result in product revenues or anticipated savings, could result in total costs and expenses that are greater than expected, could result in our forgoing business opportunities and could disrupt our business.

In October 2022, we announced a strategic restructuring to expand our focus to include the advancement of the differentiated gene editing capabilities of our platform. As part of the development pipeline shift to gene editing, we will defer preclinical activities for our DM1, HD, and KRAS programs, hold plans to submit an IND application for DM1 to the FDA, and pursue collaborative initiatives, including partnerships, for these programs. We estimate that we will incur total expenses relating to the restructuring of approximately $0.5 million, consisting of severance and termination-related costs and expect to record a significant portion of these charges in the fourth quarter of calendar year 2022. This restructuring plan is expected to extend our cash runway into the second quarter of calendar year 2024 based on current operating plans and estimates. As part of our cost reduction plan, we implemented a cross-functional reduction of approximately 60% of our then-current workforce. In October 2022, we also announced certain changes to our leadership team, including the resignations of our Head of Research and Development and Chief Medical Officer and President

and Chief Operating Officer, as well as the appointment of Dr. Dov A. Goldstein, a member of our board of directors since 2019, as Chairperson of the Board.

We may not realize, in full or in part, the anticipated benefits, savings and improvements from these changes or from any future changes we may decide to make. For instance, our aforementioned restructuring and the changes to our business strategy and organization may not result in advancement of our gene editing platform or product revenues. The reduction in the size of our organization may also limit the success of our strategy.

Our organizational changes, operating plan adjustments and operating expense reductions also may not be successful. If we are unable to realize the expected operational efficiencies and cost savings from these changes, our operating results and financial condition would be adversely affected. We also cannot ensure that we will not have to undertake additional workforce reductions or other cost-cutting measures in the future. Further, these changes as well as the leadership transitions, strategic reprioritization, and any future additional workforce reductions or other cost-cutting measures may be disruptive to our operations. For example, our workforce reductions, leadership changes and strategic reprioritization could yield unanticipated consequences, such as attrition beyond planned staff reductions and negative impact on employee morale or could make it more difficult to fulfill our day-to-day operations. Our workforce reductions, leadership changes and strategic reprioritization could also harm our ability to attract and retain qualified management, scientific, clinical, manufacturing and sales and marketing personnel who are critical to our business. In 2022, our annualized turnover rate was higher than in prior years and these changes could further or exacerbate that trend. Any failure to attract or retain qualified personnel could prevent us from successfully advancing our gene editing platform.

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

We expect to expend substantial funds in research and development, including preclinical studies and clinical trials for our platform technology and product candidates, and to manufacture and market any product candidates in the event they are approved for commercial sale. We have spent significant time, money and effort on the development of our PATrOL™ platform. To date, we have not submitted an IND to the FDA, and no clinical trials have commenced for any of our product candidates. We expect to expend additional substantial funds into advancing our PATrOL™ platform before advancing several preclinical activities in connection with product candidates.

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

Management has determined that there are factors that raised substantial doubt about our ability to continue as a going concern.

The accompanying audited financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern. We have had no revenues from product sales and have incurred operating losses since inception. As of September 30, 2022, we had $23.2 million in cash and cash equivalents and during the fiscal year ended September 30, 2022, we incurred a loss from operations of $33.3 million and used $29.0 million of cash in operating activities. These factors raised substantial doubt about our ability to continue as a going concern. In October 2022, the Company announced a restructuring plan to reduce its operating expenses and extend its cash runway into the second quarter of calendar year 2024 based on current operating plans and estimates. Management believes it is probable that the restructuring plan will be effectively implemented within the next twelve months and that the restructuring plan, when implemented, will mitigate the conditions that gave rise to substantial doubt about the Company’s ability to continue as a going concern. Because the Company has sufficient resources on hand to fund operations through at least the next twelve months from the date these consolidated financial statements were available to be issued, the substantial doubt has been alleviated.

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

Our existing balance of cash and cash equivalents may not be sufficient to enable us to fund our operations for at least the next twelve months from the date that this Form 10-K is filed with the SEC. In particular, we expect that we will need to obtain funding to allow us to achieve certain preclinical milestones for our NT-0100 program for HD and our NT-0200 program for DM1 and to obtain clinical data from the programs. We have based these estimates on assumptions that may prove to be wrong, and our use of our capital resources may be different than what we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Our future capital requirements will depend on many factors, including, but not limited to:

●	the scope, rate of progress, results and cost of further validating our PATrOL™ platform’s capabilities, our preclinical studies, clinical trials and other related activities;

●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
●	the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future product candidates;
●	the number and characteristics of the product candidates it seeks to develop or commercialize;
●	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates;
●	the cost of commercialization activities if any of our current or future product candidates are approved for sale, including marketing, sales and distribution costs;
●	the expenses needed to attract and retain skilled personnel;
●	the costs associated with being a public company;
●	the costs incurred in maintaining appropriate facilities to be able to perform the necessary work to develop our products;
●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval; and
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation.

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

A novel strain of coronavirus, COVID-19, originated in Wuhan, China, in December 2019. The virus has spread globally and includes a significant number of cases in the U.S., Europe and Asia. On March 13, 2020, the United States declared a national emergency. As of September 30, 2022, the national state of emergency is still in effect, however states have reopened their economies at various levels, COVID-19 vaccinations are being distributed in mass quantities. However, with new variants of COVID-19 being detected across multiple countries, it still remains unclear how the current trends of states reopening their economies will be impacted and what the overall impact of COVID-19 will be on our business.

We have relationships with contract research organizations to conduct certain pre-clinical programs and testing and other services in Europe and certain of those business operations have been impacted by the COVID-19 pandemic and are further subject to potential business interruptions arising from new protective measures that may be taken by the governmental or other agencies or governing bodies. We also conduct limited operations within Asia through third-party contract manufacturing organizations whose operations have been and may continue to be negatively affected by the coronavirus outbreak. Shipping and importation of contracted manufactured goods could also be negatively affected. In addition, certain of our collaborative relationships with academic research institutions in the United States have been and may continue to be materially and adversely impacted by protective measures taken by those institutions or federal and state agencies and governing bodies to restrict access to, or suspend operations at, such facilities. Such protective measures, including quarantines, travel restrictions and business shutdowns, have impacted and may continue to negatively affect our core operations. We have taken precautionary measures aligned with Centers for Disease Control and Prevention, state and local guidelines that are intended to help minimize the risk of the virus to our employees, including the provision of personal protective equipment, suspension of non-essential travel worldwide for our employees, and we discourage employee attendance at other gatherings. Several of our employees work remotely. Business disruptions elsewhere in the world could also negatively affect the sources and availability of components and materials that are essential to the operation of our business.

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

The process of manufacturing our product candidates is complex, highly regulated, and subject to several risks. For example, the process of manufacturing our product candidates is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, low yielding processes, or vendor or operator error. Even minor deviations from normal manufacturing processes for any of our product candidates could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. In addition, the manufacturing facilities in which our product candidates are made could be adversely affected by equipment failures, labor shortages, natural disasters, public health crises, pandemics and epidemics, such as a novel strain of coronavirus (COVID-19), power failures and numerous other factors. For instance, our therapeutic molecules are complex and comprised of both peptides and nucleic acids, and it may be difficult or impossible to find GLP and cGMP grade manufacturers, manufacturing may be cost prohibitive, we or our third-party manufacturers may not be able to manufacture product candidates in a timely manner or within specification, or manufacturing may not be available to fulfill regulatory requirements. In addition, we or our third-party manufacturers may not be able to manufacture our product candidates at the necessary scale to meet our development and commercialization requirements.

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

We are exposed to product liability, nonclinical and clinical liability risks which could place a substantial financial burden upon us, should lawsuits be filed against us.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of September 30, 2022, we had 37 full-time employees. In October 2022, in connection with the Company’s reprioritization of clinical and research initiatives and restructuring of operations, we reduced our workforce by approximately 60%, resulting in 15 full-time employees. This reduction in workforce was designed to reduce costs and reallocate resources while maintaining the personnel needed to support the Company’s key programs, including the PATrOL™ platform, and refocused pipeline. Further, since September 30, 2022, the Company’s President and Chief Operating Officer, as well as its Head of Research and Development and Chief Medical Officer, have resigned. The Company has entered into retention arrangements with certain employees to remain at the Company. We will rely primarily on outsourcing research, development and clinical trial activities, and manufacturing operations, as well as other functions critical to our business. We believe this approach enhances our ability to focus on our core product opportunities, allocate resources efficiently to different projects and allocate internal resources more effectively. Competition for qualified personnel is intense. We may not be successful in attracting qualified personnel to fulfill our current or future needs. In the event we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of our product candidates, and may have difficulty in meeting our obligations as a public company. We do not maintain “key person” insurance on any of our employees.

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

We may need to increase the size of our organization and may not successfully manage our growth.

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

Dietrich A. Stephan, Ph.D., our Chief Executive Officer, is a member of the governing bodies of several unaffiliated privately held companies, as well as a general partner of Cyto Ventures. Although Dr. Stephan expects to devote substantially all of his time to us, he expects to continue in each of these positions for the foreseeable future. Conflicts of interest could arise with respect to business opportunities that could be advantageous to third party organizations affiliated with Dr. Stephan, on the one hand, and us, on the other hand.

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

We and our suppliers may experience a disruption in our and their business as a result of natural disasters. A significant natural disaster, such as an earthquake, hurricane, flood or fire, could severely damage or destroy our headquarters or facilities or the facilities of our manufacturers or suppliers, which could have a material and adverse effect on our business, financial condition and results of operations. In addition, terrorist acts or acts of war targeted at the U.S., and specifically the Pittsburgh, PA, Boston/Cambridge, MA, and greater New York, NY regions, could cause damage or disruption to us, our employees, facilities, partners and suppliers, which could have a material adverse effect on our business, financial condition and results of operations.

The impact of the Russian invasion of Ukraine on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.

The short and long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the United States and several European and Asian countries may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and customers. For example, a prolonged conflict may result in challenges associated with timely receipt of customer payments and banking transactions, increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. We will continue to monitor this fluid situation and develop contingency plans as necessary to address any disruptions to our business operations as they develop. To the extent the war in Ukraine may adversely affect our business as discussed herein, it may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; our ability to maintain or increase our product prices; disruptions in global supply chains; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition.

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

Our financial statements have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure, however, that our estimates, or the assumptions underlying them, will not change over time or otherwise prove inaccurate. For example, our estimates as they relate to anticipated timelines and milestones for our preclinical development or clinical trials may prove to be inaccurate. If this is the case, we may be required to restate our financial statements, which could, in turn, subject us to securities class action litigation or regulatory investigation or action. Defending against such potential litigation or regulatory action relating to a restatement of our financial statements would be expensive and would require significant attention and resources of our management. Moreover, our insurance to cover our obligations with respect to the ultimate resolution of any such litigation or regulatory action may be inadequate. As a result of these factors, any such potential litigation or regulatory action could have a material adverse effect on our financial results or harm our business.

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

Pursuant to the terms of our license agreement with CMU (as amended, the “CMU License Agreement”), CMU has the right to terminate the CMU License Agreement with respect to the program licensed under certain circumstances, including, but not limited to: (i) if we do not pay amounts when due and within the applicable cure periods or (ii) if we file or have filed against us a petition in bankruptcy or make an assignment for the benefit of creditors. In the event the CMU License Agreement is terminated by CMU, all licenses (or, in the determination of CMU, the exclusivity of such licenses) granted to us by CMU will terminate immediately.

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

If our sales are covered by a licensing agreement with a university, then we may be required to pay royalties on future worldwide net product sales and a percentage of sublicensing fees that we may earn. Pursuant to the CMU License Agreement, we must achieve certain milestones to demonstrate certain developments of the licensed product, and, subject to certain conditions, we will pay to CMU royalties at a low single-digit percentage of aggregate annual net sales of licensed products and a percentage at the higher range of the bottom third of sublicensing fees. These royalty payments and sublicensing fees could adversely affect the overall profitability for us of any product candidates that we may seek to commercialize.

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

Our commercial success depends significantly on our ability to operate without infringing the patents and other intellectual property rights of third parties. For example, there could be issued patents of which we are not aware that our current or potential future product candidates infringe. There also could be patents that we believe we do not infringe, but that we may ultimately be found to infringe. We have licensed intellectual property from CMU under the CMU License Agreement, and prior generation intellectual property was licensed to other entities. Such intellectual property, in conjunction with further developed technologies for gene editing therapies using intellectual property, may overlap with our own intellectual property.

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

This product candidate development risk is heightened by any changes in the anticipated clinical trials compared to the completed clinical trials. As product candidates are developed from preclinical through early to late-stage clinical trials towards approval and commercialization, it is customary that various aspects of the development program, such as manufacturing and methods of administration, are altered along the way in an effort to optimize processes and results. While these types of changes are common and are intended to optimize the product candidates for late-stage clinical trials, approval and commercialization, such changes carry the risk that they will not achieve these intended objectives.

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

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA and other U.S. regulatory agencies, the EMA or comparable authorities in foreign markets. In the U.S., neither us nor our collaborators are permitted to market our product candidates until we or our collaborators receive approval of an NDA from the FDA or receive similar approvals abroad. The process of obtaining these approvals is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. Approval policies or regulations may change and may be influenced by the results of other similar or competitive products, making it more difficult for us to achieve such approval in a timely manner or at all. Any guidance that may result from recent FDA advisory panel discussions may make it more expensive to develop and commercialize such product candidates. In addition, as a company, we have not previously filed NDAs with the FDA or filed similar applications with other foreign regulatory agencies. This lack of experience may impede our ability to obtain FDA or other foreign regulatory agency approval in a timely manner, if at all, for our product candidates for which development and commercialization is our responsibility. Even if we believe the data collected from clinical trials of our drug products is promising, data are susceptible to varying interpretations, and such data may not be sufficient to support approval by the FDA or any other U.S. or comparable foreign regulatory approval. Nonclinical and clinical data can be interpreted in different ways.

Despite the time and expense invested, regulatory approval is never guaranteed. The FDA, the EMA or comparable foreign authorities can delay, limit or deny approval of a product candidate for many reasons, including:

●	a product candidate may not be deemed safe or effective;
●	agency officials of the FDA, the EMA or comparable foreign authorities may not find the data from nonclinical or preclinical studies and clinical trials generated during development to be sufficient;
●	the FDA, the EMA or comparable foreign authorities may not approve our third-party manufacturers’ processes, systems, controls or facilities; or
●	the FDA, the EMA or a comparable foreign authority may change our approval policies or adopt new regulations.

Our inability to obtain these approvals would prevent us from commercializing our product candidates.

Moreover, the commencement and completion of clinical trials may be delayed by many factors that are beyond our control, including:

●	delays obtaining regulatory approval to commence a trial;
●	delays in reaching agreement on acceptable terms with contract research organizations (“CROs”), and clinical trial sites;
●	delays in obtaining institutional review board, or IRB, approval at each site;
●	slower than anticipated patient enrollment or our inability to recruit and enroll patients to participate in clinical trials for various reasons;
●	our inability to retain patients who have initiated a clinical trial;
●	scheduling conflicts with participating clinicians and clinical institutions;
●	lack of funding to start or continue the clinical trial, including as a result of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and increased expenses associated with our CROs and other third parties;

●	negative or inconclusive results;
●	deficiencies in the conduct of the clinical trial, including failure to conduct the clinical trial in accordance with regulatory requirements, good clinical practice, or clinical protocols;
●	deficiencies in the clinical trial operations or trial sites resulting in the imposition of a clinical hold;
●	patient noncompliance with the protocol;
●	adverse medical events or side effects experienced by patients during the clinical trials as a result of or resulting from the clinical trial treatments;
●	fatalities or other adverse events arising during a clinical trial due to medical problems that may not be related to clinical trial treatments;
●	our ability to sustain the quality or stability of the applicable product candidate in compliance with acceptable standards; or
●	our inability to produce or obtain sufficient quantities of the applicable product candidate to complete the clinical trials.

We may rely on CROs and other third parties to conduct clinical trials and, in such cases, we are unable to directly control the timing, conduct and expense of our clinical trials.

We may rely, in full or in part, on third parties to conduct our clinical trials. In such situations, we have less control over the conduct of our clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to errors as well as difficulties in coordinating activities. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials. We may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a CRO may lead us to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay our trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be challenging or impossible to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost.

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

Regulatory requirements in the U.S. and in other jurisdictions governing gene therapy products have changed frequently and may continue to change in the future. Within the broader genetic medicine field, few therapeutic products have received marketing authorization from the FDA. The FDA reviews gene therapies and certain related products through its Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research, and established the Cellular, Tissue and Gene Therapies Advisory Committee to advise this review. In addition to FDA oversight and oversight by IRBs, under guidelines promulgated by the National Institutes of Health, or NIH, gene therapy clinical trials are also subject to review and oversight by an Institutional Biosafety Committee (“IBC”), a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Even if the FDA has reviewed the trial and approved its initiation, the review process and determinations of the IBC or other reviewing bodies can impede or delay the initiation of a clinical trial.

In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the information or data required for approval of any of our product candidates. Similarly, the EMA governs the development of gene therapies in the European Union and may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines. These regulatory review agencies and committees and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory agencies and committees and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our or our collaborators’ ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

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

The FDA, the EMA and comparable foreign authorities strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA, the EMA or comparable foreign authorities as reflected in the product’s approved labeling. If we receive marketing approval for our product candidates for our proposed indications, physicians may nevertheless use our products for their patients in a manner that is inconsistent with the approved label, if the physicians believe in their professional medical judgment that our products could be used in such manner. However, if we are found to have promoted our product candidates, if approved, for any off-label uses, the federal government could levy civil, criminal or administrative penalties, and seek fines against us. Such enforcement has become more common in the industry. The FDA, the EMA or comparable foreign authorities could also request that we enter into a consent decree or a corporate integrity agreement, or seek a permanent injunction against us under which specified promotional conduct is monitored, changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business, financial condition and results of operations.

We and our potential contract manufacturers are subject to significant regulation with respect to manufacturing our product candidates. The manufacturing facilities on which we will rely may not continue to meet regulatory requirements.

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our potential contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in Phase 2 or 3 clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our potential contract manufacturers must supply all necessary documentation in support of an NDA or marketing authorization application (“MAA”) on a timely basis and must adhere to GLP and cGMP regulations enforced by the FDA, the EMA or comparable foreign authorities through their facilities inspection program. Some of our potential contract manufacturers may not have produced a commercially approved pharmaceutical product and therefore may not have obtained the requisite regulatory authority approvals to do so. The facilities and quality systems of some or all of our potential third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Although we plan to oversee the contract manufacturers, we cannot control the manufacturing process of, and will be completely dependent on, our contract manufacturing partners for compliance with applicable regulatory requirements and to be able to manufacture our product according to specification. If these facilities do not pass a pre-approval plant inspection, regulatory approval of the product candidates may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.

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

If we or any of our potential third-party manufacturers fail to maintain regulatory compliance, the FDA, the EMA or comparable foreign authorities can impose regulatory sanctions including, among other things, fines, injunctions, civil penalties, refusal to approve a pending application for a product candidate, withdrawal of an approval, or suspension of production, seizures or recalls of products, or criminal prosecution. As a result, our business, financial condition and results of operations may be materially and adversely affected.

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

Additionally, there has been heightened governmental scrutiny in the U.S. of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At both the federal and state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. One significant example of recent legislative action is the Inflation Reduction Act of 2022 (the “IRA”), which has been considered a scaled-back version of the Build Back Better Act. The IRA was signed into law on August 16, 2022. While the IRA is still subject to rulemaking (with more information to come via guidance documents from the responsible federal agencies), the IRA, as written, will, among other changes, give HHS the ability and authority to directly negotiate with manufacturers the price that Medicare will pay for certain high-priced drugs. The IRA will also require manufacturers of certain Part B and Part D drugs to issue to HHS rebates based on certain calculations and triggers (i.e., when drug prices increase and outpace the rate of inflation). At this time, we cannot predict the implications the IRA provisions will have on our business.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including budget and funding levels, ability to hire and retain key personnel, and statutory, regulatory, policy changes, and pandemic conditions, such as COVID-19. In addition, government funding of other agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

We are subject to various federal and state healthcare “fraud and abuse” laws, including anti-kickback laws, false claims laws and other laws intended, among other things, to reduce fraud and abuse in federal and state healthcare programs. The federal Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer, or a party acting on its behalf, to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce the referral of business, including the purchase, order or prescription of a particular drug, or other good or service for which payment in whole or in part may be made under a federal healthcare program, such as Medicare or Medicaid. Although we seek to structure our business arrangements in compliance with all applicable requirements and safe harbors, these laws are broadly written, and it is often difficult to determine precisely how the law will be applied in specific circumstances. Accordingly, it is possible that our practices may be challenged under the federal Anti-Kickback Statute.

The federal False Claims Act prohibits anyone from, among other things, knowingly presenting or causing to be presented for payment to the government, including the federal healthcare programs, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services that were not provided as claimed, or claims for medically unnecessary items or services. In addition, private individuals (whistleblowers)have the ability to bring actions on behalf of the government under the federal False Claims Act (i.e., qui tam actions) as well as under the false claims laws of several states.

Under the federal criminal statute on false statements (related to health care matters), we are prohibited from knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services to obtain money or property of any healthcare benefit program.

Many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not just governmental payors. In addition, some states have passed laws that require pharmaceutical companies to comply with Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement, we could be subject to penalties.

Other related federal and state laws and regulations that may impact our operations include, without limitation, the federal False Statements Statue, the federal Civil Monetary Penalties Law, the federal Physician Payments Sunshine Act, and state and local disclosure requirements and marketing restrictions.

Violations of fraud and abuse laws may be punishable by criminal or civil sanctions, including penalties, fines or exclusion or suspension from federal and state healthcare programs such as Medicare and Medicaid and debarment from contracting with the U.S. Government.

While the government has issued certain material on the application of fraud and abuse laws to our business, the guidance is generally limited and not always directly applicable. Law enforcement authorities are increasingly focused on enforcing these laws, issuing new mandates and goals, and it is possible that some of our practices may be challenged under these laws. Efforts to ensure that our business arrangements and arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. If we, or any agents acting on our behalf, are found in violation of one of these laws, we could be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from governmental funded federal or state healthcare programs and the curtailment or restructuring of our operations. If this occurs, our business, financial condition and results of operations may be materially adversely affected.

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

In addition, the stock market, and equity values of small pharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors, including supply chain disruptions and inflationary impacts, may negatively affect the market price of our common stock, regardless of our actual operating performance. Further, a decline in the financial markets and related factors beyond our control may cause our stock price to decline rapidly and unexpectedly.

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

Dr. Stephan, our Chief Executive Officer and a director of us, holds a significant number of shares of our outstanding common stock and an option to purchase additional shares of common stock. Accordingly, Dr. Stephan has the ability to influence us through his ownership position.

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

Form S-3 permits eligible issuers to conduct registered offerings using a short form registration statement that allows the issuer to incorporate by reference its past and future filings and reports made under the Exchange Act. In addition, Form S-3 enables eligible issuers to conduct primary offerings “off the shelf” under Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”). The shelf registration process, combined with the ability to forward incorporate information, allows issuers to avoid delays and interruptions in the offering process and to access the capital markets in a more expeditious and efficient manner than raising capital in a standard registered offering pursuant to a registration statement on Form S-1. The ability to newly register securities for resale may also be limited as a result of the loss of Form S-3 eligibility with respect to such registrations.

SEC regulations limit the amount of funds we may raise during any 12-month period pursuant to our shelf registration statement on Form S-3

Our public float was less than $75 million as of the date of filing of this Annual Report on Form 10-K. As a result, under General Instruction I.B.6 to Form S-3, the amount of funds we can raise through primary public offerings of securities, in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of our common stock held by our non-affiliates. We are subject to this limitation until such time as our public float exceeds $75 million. If we are required to file a new registration statement on another form, we may incur additional costs and be subject to delays due to review by the SEC.

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

In general, a corporation that undergoes an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) to offset future taxable income (the “Section 382 Limitation”). Such an ownership change occurs if the aggregate stock ownership of certain stockholders, generally stockholders beneficially owning five percent or more of a corporation’s common stock, applying certain look-through and aggregation rules, increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period, generally three years. Due to the ownership change of the Company upon completion of the Merger, our NOLs and certain other tax attributes will be subject to the Section 382 Limitation. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our NOLs and certain other tax attributes because of the Section 382 Limitation, which could have a material adverse effect on cash flow and results of operations. As of September 30, 2022, we estimated that we had approximately $77.1 million in NOL carryforwards. We have not completed an analysis regarding the limitation of net operating loss carryforwards; however, it is likely that the Section 382 Limitation will cause a significant portion of our NOL carryforwards to never be utilized. In addition, if we are determined to have discontinued our historic business following the completion of the Merger, subject to certain exceptions, the Section 382 Limitation could eliminate all possibility of utilizing our NOL carryforwards.

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

Our failure to meet the continued listing standards on The Nasdaq Capital Market could result in a delisting of our common stock, which could negatively impact the price of our common stock, liquidity and our ability to access the capital markets.

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

As previously disclosed on October 3, 2022, on September 29, 2022 we received a letter (the “Notice”) from Nasdaq, notifying us that, because the closing bid price for the Company’s common stock has been below $1.00 per share for 30 consecutive business days, the Company no longer complies with the minimum bid price requirement for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive business days.

The Notice has no immediate effect on the listing of the Company’s common stock on The Nasdaq Capital Market. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial compliance period of 180 calendar days, or until March 28, 2023, to regain compliance with the Minimum Bid Price Requirement. During the compliance period, the Company’s shares of common stock will continue to be listed and traded on The Nasdaq Capital Market. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the 180 calendar day grace period.

In the event the Company is not in compliance with the Minimum Bid Price Requirement by March 28, 2023, the Company may be afforded a second 180 calendar day grace period. To qualify, the Company would be required to meet the continued listing requirements for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement. In addition, the Company would be required to provide written notice of its intention to cure the minimum bid price deficiency during this second 180-day compliance period by effecting a reverse stock split, if necessary.

We intend to actively monitor the bid price for our common stock between now and March 28, 2023 and will consider available options to regain compliance with the Minimum Bid Price Requirement. There can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement or that we will otherwise be in compliance with the other listing standards for The Nasdaq Capital Market. If our common stock is delisted, it could reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the delisting of our common stock could materially adversely affect our access to the capital markets, and any limitation on liquidity or reduction in the price of our common stock could materially adversely affect our ability to raise capital. Delisting from The Nasdaq Capital Market could also result in other negative consequences, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

Effecting a reverse stock split, if determined by the Company’s board of directors in its discretion, may not achieve one or more of our objectives.

On September 8, 2022, the Company held its 2022 annual meeting of stockholders, pursuant to which the stockholders of the Company voted in favor of an amendment to the Company’s amended and restated certificate of incorporation to effect, at the discretion of the Company’s board of directors at any time prior to the Company’s 2023 annual meeting of stockholders, a reverse stock split of the Company’s common stock, whereby each outstanding 5, 6, 7, 8, 9, 10, 11, 12, 13, 14, 15, 16, 17, 18, 19 or 20 shares would be combined, converted or changed into one share of the Company’s common stock. There can be no assurance that the market price per share of our common stock after a reverse stock split would remain unchanged or increase in proportion to the reduction in the number of shares of our common stock outstanding before such reverse stock split. The market price of our shares may fluctuate and potentially decline after a reverse stock split. Accordingly, the total market capitalization of our common stock after a reverse stock split may be lower than the total market capitalization before such reverse stock split. Moreover, the market price of our common stock following a reverse stock split may not exceed or remain higher than the market price prior to the reverse stock split.

Additionally, there can be no assurance that a reverse stock split would result in a per-share market price that would attract brokers and investors who do not trade in lower priced stock or that it would increase the Company’s ability to attract and retain employees and other service providers. As a result, the trading liquidity of our common stock may not necessarily improve. Further, if a reverse stock split is effected and the market price of our common stock declines, the percentage decline may be greater than would occur in the absence of a reverse stock split.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In October 2020, we entered into a ten-year operating lease agreement with annual escalating rental payments for approximately 14,189 square feet of office and laboratory space in Pittsburgh, PA. The leased premises serves as our headquarters. The first and second amendments to the lease agreement were executed in December 2020 and April 2021, respectively (collectively with the lease agreement, the “Lease”). In November 2020, we prepaid rent of $0.3 million and paid a security deposit of $0.3 million for the Lease. The Lease commenced on May 1, 2021, and we were obligated to begin making rental payments on such date. We continued to apply the prepaid amount toward the rental payments through December 2021. We have the right to extend the term of the Lease for an additional five-year term.

We continued to operate under our prior operating lease in Pittsburgh, PA until we moved into our new headquarters and laboratory space, which occurred in June 2021. Our prior office and operating space was leased under operating leases with original terms of less than 12 months that expired at various dates through November 2021; therefore, our previous operating leases are not recognized as right-of-use assets on the consolidated balance sheet as of September 30, 2021. The Company also maintained a short-term rental of office space in San Diego, CA and New York, NY, which expired in November 2021. In October 2021, we commenced a one-year lease for rental office space in Boston, MA, which was renewed and extends through April 2023.

In February 2022, we entered into an eighteen-month lease agreement for private and shared laboratory facilities for general laboratory and office space in Boston, MA. We paid monthly rent payments of approximately $9,800 over the term of the lease. The lease agreement was terminated effective October 2022.

ITEM 3. LEGAL PROCEEDINGS

We may become involved in certain legal proceedings and claims, which arise in the normal course of business. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our results of operations, prospects, cash flows, financial position and brand.

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

On December 16, 2022, the last reported sales price for our common stock on The Nasdaq Capital Market was $0.19 per share, and we had 174 holders of record of our common stock. One of our shareholders is Cede & Co., a nominee for Depository Trust Company (“DTC”). Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one stockholder.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 6. [Reserved].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosures Regarding Forward-Looking Statements

This Form 10-K includes “forward-looking statements” within the meaning of Section 21E of the Exchange Act. Those statements include statements regarding the intent, belief or current expectations of the Company and its subsidiaries and our management team. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include but are not limited to those risks and uncertainties set forth in Item 1A. of this Form 10-K. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this Form 10-K, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Further, these forward-looking statements reflect our view only as of the date of this Form 10-K. Except as required by law, we undertake no obligations to update any forward-looking statements and we disclaim any intent to update forward-looking statements after the date of this Form 10-K to reflect subsequent developments. Accordingly, you should also carefully consider the factors set forth in other reports or documents that we file from time to time with the SEC.

Overview

We have designed, built, and validated a new technology platform (a peptide-nucleic acid antisense oligonucleobase platform, which we call PATrOL™) that can uniquely Drug the Genome™ to address the three disease-causing mechanisms (i.e., gain-of-function, change-of-function, or loss-of-function of a gene), without the limitations of early precision genetic medicines. The technology is predicated on synthetic peptide-nucleic acid (“PNA”) chemistry and can directly engage the genome in a sequence-specific manner and potentially address root causality of diseases. These compounds operate by temporarily engaging the genome (or single and double-stranded RNA targets, if desired) and interacting with cellular machinery that processes mutant genes to halt their ability to manifest a disease.

We have repeatedly demonstrated in proof-of-concept preclinical animal studies the ability to address multiple disease-causing genes, and different causal mechanisms, to resolve the disease state without the limitations of early genetic medicine technologies. As further validation of our PATrOL™ platform’s capabilities, in FY2021 and FY2022 we described data illustrating that our first-in-class platform technology can address various types of causal insults by Drugging the Genome™ in animal models of a variety of human diseases after patient-friendly routes of administration and does so in a well-tolerated manner.

We are developing precision genetic medicines targeting rare, monogenic diseases for which there are no approved therapies, as well as more common genetic disorders, including cancers that are resistant to current therapeutic approaches. Our disclosed pipeline includes therapeutic candidates for the treatment of DM1, HD, as well as cancer-driving point mutations in KRAS, G12V and G12D, which are involved in many tumor types and have historically been “undruggable”. In October 2022, the Company announced plans to expand its focus to include the advancement of the differentiated gene editing capabilities of its platform. The Company is currently identifying and evaluating multiple indications for potential future development.

We were incorporated under the laws of the State of Delaware on August 4, 2009, as successor to BBM Holdings, Inc. (formerly known as Prime Resource, Inc., which was organized March 29, 2002 as a Utah corporation) pursuant to a reincorporation merger. On August 4, 2009, we reincorporated in Delaware as “Ohr Pharmaceutical, Inc.” On July 12, 2019, we completed the merger with NeuBase Corporation (formerly known as NeuBaseTherapeutics, Inc.), a Delaware corporation (the “Merger”), and, upon completion of the Merger, we changed our name to “NeuBase Therapeutics, Inc.” Since the Merger, we have focused primarily on the development of our proprietary peptide-nucleic acid antisense oligo platform and preclinical-stage therapeutic candidates. Our platform technology and all our therapeutic candidates are in the preclinical development stage. We have not initiated clinical trials for any of our product candidates, nor have any products been approved for commercial sale, and we have not generated any revenue. To date, we have not completed a clinical trial (including a pivotal clinical trial), obtained marketing approval for any product candidates, manufactured a commercial scale product or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Drug development is also a highly uncertain undertaking and involves a substantial degree of risk. As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the pharmaceutical industry. We also have not generated any revenues from collaboration and licensing agreements or product sales to date and continue to incur research and development and other expenses. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital, and our future success is subject to significant uncertainty.

For the foreseeable future, we expect to continue to incur operating losses, which we expect will increase significantly from recent historical levels as we advance our gene editing platform, expand our drug development activities, seek regulatory approvals for our product candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration (the “FDA”), the European Medicines Agency (the “EMA”) or comparable foreign authorities. Even if we succeed in developing and commercializing one or more product candidates, we may never become profitable.

We expect to expend substantial funds in research and development, including preclinical studies and clinical trials for our platform technology and product candidates, and to manufacture and market any product candidates in the event they are approved for commercial sale. We will likely need additional funding to develop or acquire complementary companies, technologies, and assets, as well as for working capital requirements and other operating and general corporate purposes. Moreover, an increase in our headcount would dramatically increase our costs in the near and long-term.

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

Results of Operations

Results of operations for the fiscal year ended September 30, 2022 reflect the following changes from the fiscal year ended September 30, 2021.

	Year Ended September 30,
	2022	2021	Change
OPERATING EXPENSES
General and administrative	$11,869,747	$12,202,217	$(332,470)
Research and development	21,448,592	11,475,201	9,973,391
Research and development, Vera acquisition	—	2,888,029	(2,888,029)
TOTAL OPERATING EXPENSES	33,318,339	26,565,447	6,752,892
LOSS FROM OPERATIONS	(33,318,339)	(26,565,447)	(6,752,892)
OTHER INCOME (EXPENSE)
Interest expense	(24,047)	(32,330)	8,283
Interest income	148,556	12,550	136,006
Change in fair value of warrant liabilities	—	950,151	(950,151)
Equity in losses on equity method investment	(415,747)	(224,534)	(191,213)
Other (expense) income, net	(166,873)	450,309	(617,182)
Total other (expense) income, net	(458,111)	1,156,146	(1,614,257)
NET LOSS	$(33,776,450)	$(25,409,301)	$(8,367,149)

Until we are able to generate revenues, our management expects to continue to incur net losses.

General and Administrative Expenses

General and administrative expenses consist primarily of legal and professional fees, wages, and stock-based compensation. General and administrative expenses decreased by $0.3 million for the fiscal year ended September 30, 2022, as compared to the fiscal year ended September 30, 2021, primarily due to decreases in legal and professional fees and stock-based compensation expense, partially offset by an increase in wage expense.

Research and Development Expenses

Research and development expenses consist primarily of professional fees, research, development, manufacturing expenses, wages, and stock-based compensation. Research and development expenses increased by $10.0 million for the fiscal year ended September 30, 2022, as compared to the fiscal year ended September 30, 2021, primarily due to increases in manufacturing expenses, employee headcount, and the ramp up of research and development activities in support of our preclinical programs.

Research and Development, Vera Acquisition

Research and development, Vera Acquisition consists of the fair value of acquired Vera assets that were determined to represent in-process research and development assets with no future alternative use. The in-process research and development assets of $2.9 million were expensed upon acquisition during the fiscal year ended September 30, 2021 under the guidance of ASC 730, Research and Development. No such expenses were incurred during the fiscal year ended September 30, 2022.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities reflects the changes in the fair value of outstanding warrants measured at fair value on a recurring basis, which is primarily driven by changes in our stock price. The fair value of warrant liabilities was $0 at September 30, 2022 and September 30, 2021; therefore, no change in fair value was recognized during the fiscal year ended September 30, 2022. During the fiscal year ended September 30, 2022, warrants measured at fair value expired unexercised. We recognized a gain of $1.0 million from the change in fair value of warrant liabilities for the fiscal year ended September 30, 2021.

Equity in Losses on Equity Method Investment

We account for our investment in DepYmed common shares using the equity method of accounting and record our proportionate share of DepYmed’s net income and losses. As of each of September 30, 2022 and September 30, 2021, the carrying value of our investment in DepYmed common shares was reduced to zero; therefore, during the fiscal year ended September 30, 2022, we recorded our share of equity losses to the extent of our investment in preferred shares of DepYmed. We will continue to monitor the operating results of DepYmed and will record equity in earnings when the equity in earnings exceeds our previously unrecognized losses. Equity in losses was $0.4 million for the fiscal year ended September 30, 2022, and $0.2 million for the fiscal year ended September 30, 2021.

Other (Expense) Income, net

We recognized other expense of $0.2 million during the fiscal year ended September 30, 2022 related to the correction of a payroll tax expense credit received in a prior period. We recognized other income of $0.5 million during the fiscal year ended September 30, 2021 related to the sale of certain intellectual property to DepYmed in exchange for shares of Series A-4 preferred stock.

Liquidity, Capital Resources and Financial Condition

We have no revenues from product sales and have incurred operating losses since inception. As of September 30, 2022, we had cash and cash equivalents of $23.2 million. We have historically funded our operations through the sale of common stock and the issuance of convertible notes and warrants. We expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As a result, we will likely need to raise additional capital through one or more of the following: the issuance of additional debt or equity or the completion of a licensing transaction for one or more of our pipeline assets. Accordingly, there are material risks and uncertainties that raised substantial doubt about the Company’s ability to continue as a going concern. In October 2022, the Company announced a restructuring plan to reduce its operating expenses and extend its cash runway into the second quarter of calendar year 2024 based on current operating plans and estimates. Management believes it is probable that the restructuring plan will be effectively implemented within the next twelve months and that the restructuring plan, when implemented, will mitigate the conditions that gave rise to substantial doubt about the Company’s ability to continue as a going concern.

Net working capital decreased from September 30, 2021 to September 30, 2022 by $30.2 million (from $50.7 million to $20.5 million). Our annual cash burn has increased compared to prior periods due to increased research and development activities, though we expect it will decrease in the fiscal year ending September 30, 2023. We believe our current cash balance will provide sufficient capital to continue operations into the second calendar quarter of 2024.

At present, we have no bank line of credit or other fixed source of capital reserves. Should we need additional capital in the future, we will be primarily reliant upon a private or public placement of our equity or debt securities, or a strategic transaction, for which there can be no warranty or assurance that we may be successful in such efforts. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. This could affect future development and business activities and potential future clinical studies and/or other future ventures. Failure to obtain additional equity or debt financing will have a material, adverse impact on the Company’s business operations. There can be no assurance that we will be able to obtain the financing needed to achieve our goals on acceptable terms or at all. Additionally, any equity financings would likely have a dilutive effect on the holdings of the Company’s existing stockholders.

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

In February 2022, we entered into an eighteen-month lease agreement for private and shared laboratory facilities for general laboratory and office space in Boston, MA. We paid monthly rent payments of approximately $9,800 over the term of the lease. The lease agreement was terminated effective October 2022.

Cash Flow Summary

The following table summarizes selected items in our consolidated statements of cash flows:

	Year Ended
	September 30,
	2022	2021
Net cash used in operating activities	$(29,011,966)	$(18,873,684)
Net cash used in investing activities	(471,741)	(2,563,467)
Net cash (used in) provided by financing activities	(257,017)	42,338,255
Net (decrease) increase in cash and cash equivalents	$(29,740,724)	$20,901,104

Operating Activities

Net cash used in operating activities was approximately $29.0 million for the fiscal year ended September 30, 2022 as compared to $18.9 million for the fiscal year ended September 30, 2021. Net cash used in operating activities in the fiscal year ended September 30, 2022 was primarily the result of our net loss, a decrease in accrued expenses and other current liabilities, and operating lease liability, partially offset by stock-based compensation expense, depreciation and amortization expenses, loss on equity method investment and a decrease in prepaid insurance, other prepaid expenses and current assets. Net cash used in operating activities in the fiscal year ended September 30, 2021 was primarily as a result of our net loss as well as the change in the fair value of warrant liabilities, gain on sale of intellectual property and cash used for the security deposit and prepaid insurance, other prepaid expenses and current assets, including prepayment of rent under our new operating lease for office and laboratory space, partially offset by the research and development expenses for the Vera acquisition, stock-based compensation expense, increased accrued expenses and depreciation and amortization expenses.

Investing Activities

Net cash used in investing activities was approximately $0.5 million for the fiscal year ended September 30, 2022, as compared to $2.6 million for the fiscal year ended September 30, 2021. Net cash used in investing activities in the fiscal year ended September 30, 2022 was primarily due to the purchase of laboratory and office equipment, whereas for the fiscal year ended September 30, 2021, net cash used in investing activities was due to cash paid for the Vera acquisition and the purchase of laboratory and office equipment.

Financing Activities

Net cash used in financing activities was approximately $0.3 million for the fiscal year ended September 30, 2022, as compared to net cash provided by financing activities of $42.3 million for the fiscal year ended September 30, 2021. Net cash used in financing activities for the fiscal year ended September 30, 2022 primarily reflects the principal payments of financed insurance and a finance lease liability, partially offset by proceeds received from the exercise of stock options. Net cash provided by financing activities for the fiscal year ended September 30, 2021 primarily reflects the proceeds from the issuance of common stock of $42.6 million, net of issuance costs, partially offset by the principal payments of financed insurance.

Recent Accounting Standards

See Note 2 to our consolidated financial statements for a discussion of recent accounting standards and their effect, if any, on us.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of expenses during the reporting period. In accordance with GAAP, we evaluate our estimates and judgments on an ongoing basis. The most significant estimates relate to the valuation of stock-based compensation, the valuation of licenses, the fair value of warrant liabilities and the valuation allowance of deferred tax assets resulting from net operating losses. We base our estimates and assumptions on current facts, our limited historical experience from operations and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We define our critical accounting policies as those accounting principles that require it to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing elsewhere in this Form 10-K, we believe the following are the critical accounting policies used in the preparation of our consolidated financial statements that require significant estimates and judgments:

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

Prior to their expiration during the year ended September 30, 2022, warrant liabilities were measured at fair value on a recurring basis. The warrant liabilities were valued using Level 3 valuation inputs. At September 30, 2021, the fair value of outstanding warrant liabilities measured at fair value on a recurring basis was $0 million.

As of September 30, 2022 and 2021, the recorded values of cash and cash equivalents, accounts payable and the insurance note payable, approximate the fair values due to the short-term nature of the instruments.

Research and Development

Research and development expenses are expensed in the statement of operations as incurred in accordance with the Financial Accounting Standards Board (“FASB”) ASC 730, Research and Development. Research and development expenses consist of salaries and related benefits for personnel in research and development functions, including stock-based compensation and benefits and fees paid to consultants and contract research organizations for preclinical development work on our PATrOL™ platform and programs, as well as other costs. During the fiscal years ended September 30, 2022 and 2021, we incurred $21.2 million and $11.5 million, respectively, in research and development expenses.

Stock-Based Compensation

We expense stock-based compensation to employees, non-employees and board members over the requisite service period based on the estimated grant-date fair value of the awards and actual forfeitures. We account for forfeitures as they occur. Stock-based awards with graded vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award.

We estimate the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. We were historically a private company and in certain instances lacked sufficient company-specific historical and implied volatility information. Therefore, in instances where we lacked sufficient company-specific historical information, we estimated our expected stock volatility based on the historical volatility of a publicly traded set of peer companies. The expected term assumption for employee grants is based on a permitted simplified method, which is based on the vesting period and contractual term for each tranche of awards. The mid-point between the weighted-average vesting term and the expiration date is used as the expected term under this method. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

All stock-based compensation costs are recorded in general and administrative or research and development expenses in the consolidated statements of operations based upon the underlying individual’s role at the Company.

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

Our policy is to account for income tax-related interest and penalties in income tax expense in the accompanying consolidated statements of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

96

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

NeuBase Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NeuBase Therapeutics, Inc. and subsidiaries (the “Company”) as of September 30, 2022 and 2021, the related consolidated statements of operations, statements of changes in stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, NY

December 21, 2022

NeuBase Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,152,663	$52,893,387
Prepaid insurance	319,699	499,061
Other prepaid expenses and current assets	1,176,303	1,536,186
Total current assets	24,648,665	54,928,634

EQUIPMENT, net	2,156,851	2,463,882

OTHER ASSETS
Investment	—	415,744
Right-of-use asset, operating lease asset	5,614,698	5,945,295
Security deposit	273,215	253,615
Other long-term assets	—	160,423
Total other assets	5,887,913	6,775,077

TOTAL ASSETS	$32,693,429	$64,167,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,843,027	$1,807,885
Accrued expenses and other current liabilities	1,662,660	1,747,746
Insurance note payable	—	148,385
Operating lease liabilities	553,066	382,576
Finance lease liabilities	107,632	107,632
Total current liabilities	4,166,385	4,194,224

Long-term operating lease liability	5,335,164	5,794,096
Long-term finance lease liability	—	109,500
TOTAL LIABILITIES	9,501,549	10,097,820

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and 2021	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 33,008,657 and 32,721,493 shares issued and outstanding as of September 30, 2022 and 2021, respectively	3,300	3,272
Additional paid-in capital	125,932,933	123,034,404
Accumulated deficit	(102,744,353)	(68,967,903)
Total stockholders’ equity	23,191,880	54,069,773

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,693,429	$64,167,593

The accompanying notes are an integral part of these consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended September 30,
	2022	2021
OPERATING EXPENSES
General and administrative	$11,869,747	$12,202,217
Research and development	21,448,592	11,475,201
Research and development, Vera acquisition	—	2,888,029
TOTAL OPERATING EXPENSES	33,318,339	26,565,447

LOSS FROM OPERATIONS	(33,318,339)	(26,565,447)

OTHER INCOME (EXPENSE)
Interest expense	(24,047)	(32,330)
Interest income	148,556	12,550
Change in fair value of warrant liabilities	—	950,151
Equity in losses on equity method investment	(415,747)	(224,534)
Other (expense) income, net	(166,873)	450,309
Total other (expense) income, net	(458,111)	1,156,146

NET LOSS	$(33,776,450)	$(25,409,301)

BASIC AND DILUTED LOSS PER SHARE	$(1.04)	$(0.93)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	32,487,244	27,306,043

The accompanying notes are an integral part of these consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of September 30, 2020	23,154,084	$2,315	$74,850,935	$(43,558,602)	$31,294,648
Stock-based compensation expense	—	—	3,696,384	—	3,696,384
Issuance of restricted stock for services	11,722	1	(1)	—	—
Exercise of stock options	47,052	5	112,441	—	112,446
Issuance of common stock, net of issuance costs	9,200,000	920	42,615,456	—	42,616,376
Issuance of common stock, Vera acquisition	308,635	31	1,759,189	—	1,759,220
Net loss	—	—	—	(25,409,301)	(25,409,301)
Balance as of September 30, 2021	32,721,493	$3,272	$123,034,404	$(68,967,903)	$54,069,773
Stock-based compensation expense	—	—	2,897,689	—	2,897,689
Issuance of restricted stock for services	4,441	—	—	—	—
Exercise of stock options	792,250	79	789	—	868
Forfeiture of common stock	(509,527)	(51)	51	—	—
Net loss	—	—	—	(33,776,450)	(33,776,450)
Balance as of September 30, 2022	33,008,657	$3,300	$125,932,933	$(102,744,353)	$23,191,880

The accompanying notes are an integral part of these consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(33,776,450)	$(25,409,301)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	2,897,689	3,696,384
Research and development, Vera acquisition	—	2,888,029
Change in fair value of warrant liabilities	—	(950,151)
Depreciation and amortization	767,302	403,043
Loss on marketable securities	30	25,012
Loss on disposal of fixed assets	11,439	31,853
Equity in losses on equity method investment	415,747	224,534
Gain on sale of intellectual property	—	(316,724)
Amortization of right-of-use assets	495,210	172,478
Changes in operating assets and liabilities
Prepaid insurance, other prepaid expenses and current assets	539,245	(666,945)
Long-term prepaid insurance	—	145,250
Security deposit	(19,600)	(253,615)
Other long-term assets	160,423	(160,420)
Accounts payable	35,142	294,548
Accrued expenses and other current liabilities	(85,088)	943,442
Operating lease liability	(453,055)	58,899
Net cash used in operating activities	(29,011,966)	(18,873,684)

Cash flows from investing activities
Purchase of laboratory and office equipment	(471,711)	(1,438,415)
Purchase of marketable securities	(14,986,818)	(59,988,511)
Sale of marketable securities	14,986,788	59,963,499
Cash paid for Vera acquisition	—	(1,100,040)
Net cash used in investing activities	(471,741)	(2,563,467)
Cash flows from financing activities
Principal payment of financed insurance	(148,385)	(381,797)
Principal payment of finance lease liability	(109,500)	(8,770)
Proceeds from issuance of stock, net of issuance costs	—	42,616,376
Proceeds from exercise of stock options	868	112,446
Net cash (used in) provided by financing activities	(257,017)	42,338,255
Net (decrease) increase in cash and cash equivalents	(29,740,724)	20,901,104
Cash and cash equivalents, beginning of period	52,893,387	31,992,283
Cash and cash equivalents, end of period	$23,152,663	$52,893,387

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities:
Issuance of common stock, Vera acquisition	$—	$1,759,220
Purchases of laboratory and office equipment in accounts payable	$—	$8,295
Preferred shares in DepYmed received as consideration for sale of intellectual property	$—	$316,724
Insurance financed through note payable	$—	$391,625
Right-of-use asset obtained in exchange for operating lease liabilities	$164,613	$—
Deferred offering costs accrued	$—	$160,420

The accompanying notes are an integral part of these consolidated financial statements

1. Organization, Description of Business and Liquidity

NeuBase Therapeutics, Inc. and its subsidiaries (the “Company” or “NeuBase”) is developing a modular peptide-nucleic acid (“PNA”) antisense oligo (“PATrOL™”) platform to address genetic diseases, with a single, cohesive approach. NeuBase plans to use its platform to address diseases which have a genetic source, with an initial focus on gene silencing in myotonic dystrophy type 1 (“DM1”), Huntington’s disease (“HD”), and oncology, and in gene editing applications.

NeuBase is a preclinical-stage biopharmaceutical company and continues to develop its clinical and regulatory strategy with its internal research and development team, with a view toward prioritizing market introduction as quickly as possible. NeuBase’s disclosed programs are NT-0100 in HD, NT-0200 in DM1 and NT-0300 in KRAS-driven cancers.

The NT-0100 program is a PATrOL™-enabled therapeutic program being developed to target the mutant expansion in the HD DNA or RNA. The NT-0100 program includes proprietary PNAs which have the potential to be highly selective for the mutant copy of the gene versus the wild-type allele, the expectation being that the resultant therapy will be applicable for all HD patients as it directly targets the expansion itself, and the potential to be delivered systemically and address the brain and whole-body manifestations of the disease. PATrOL™-enabled drugs also have the unique ability to open DNA and RNA secondary structures and bind to either the primary nucleotide sequences or the secondary and/or tertiary structures.

The NT-0200 program is a PATrOL™-enabled therapeutic program being developed to target the mutant expansion in the DM1 disease RNA. The NT-0200 program has the potential to be highly selective for the mutant transcript versus the wild-type transcribed allele and the expectation to be effective for nearly all DM1 patients as it directly targets the expansion itself.

The NT-0300 program is a PATrOL-enabled therapeutic program being developed to target the mutated KRAS gene. The program is comprised of candidate compounds that target two activating mutations in the KRAS gene at the DNA or RNA levels: G12D and G12V. NeuBase believes these candidate compounds, and subsequent further optimized compounds, have the potential to inhibit transcription and/or translation of the oncogenic mutations and slow or stop tumor growth.

In October 2022, the Company announced plans to expand its focus to include the advancement of the differentiated gene editing capabilities of its platform. The Company is currently identifying and evaluating multiple indications for potential future development.

Liquidity and Going Concern

The Company has had no revenues from product sales and has incurred operating losses since inception. As of September 30, 2022, the Company had $23.2 million in cash and cash equivalents and during the year ended September 30, 2022 incurred a loss from operations of $33.3 million and used $29.0 million of cash in operating activities.

The Company expects to continue to incur substantial operating losses and negative cash flows from operations for the foreseeable future and may never become profitable. Accordingly, there are material risks and uncertainties that raised substantial doubt about the Company’s ability to continue as a going concern. In October 2022, as further discussed below, the Company announced a restructuring plan to reduce its operating expenses and extend its cash runway into the second quarter of calendar year 2024 based on current operating plans and estimates. Management believes it is probable that the restructuring plan will be effectively implemented within the next twelve months and that the restructuring plan, when implemented, will mitigate the conditions that gave rise to substantial doubt about the Company’s ability to continue as a going concern. Because the Company has sufficient resources on hand to fund operations through at least the next twelve months from the date these consolidated financial statements were available to be issued, the substantial doubt has been alleviated. There can be no assurance that the Company will be successful in acquiring additional funding, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

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

The Company will likely need to raise substantial additional funds through issuance of equity or debt or completion of a licensing transaction for one or more of the Company’s pipeline assets. If the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. This could affect future development and business activities and potential future clinical studies and/or other future ventures. Failure to obtain additional equity or debt financing will have a material, adverse impact on the Company’s business operations. There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or at all. Additionally, any equity financings would likely have a dilutive effect on the holdings of the Company’s existing stockholders.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relate to the valuation of stock-based compensation, the valuation of licenses, the fair value of warrant liabilities and the valuation allowance of deferred tax assets resulting from net operating losses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. The Company assesses and updates estimates each period to reflect current information, such as the economic considerations related to the impact that the novel coronavirus disease (COVID-19) could have on our significant accounting estimates. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. Cash and cash equivalents are maintained in accounts with financial institutions which at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

Marketable securities

Marketable securities are classified as trading and are carried at fair value. The Company’s marketable securities consist of corporate bonds and highly liquid mutual funds, and exchange-traded and closed-end funds which are valued at quoted market prices. The Company had no marketable securities as of September 30, 2022 and 2021.

Equipment

Equipment is stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. The Company estimates useful lives as follows:

●	Laboratory equipment: five years
●	Office equipment: three years
●	Leasehold improvements: lesser of useful life or lease term

Impairment of Long-Lived Assets

The Company reviews the carrying value of long-lived assets for indicators of possible impairment whenever events and circumstances indicate that the carrying value of an asset or asset group may not be recoverable from the estimated future net undiscounted cash flows expected to result from its use and eventual disposition. In cases where estimated future net undiscounted cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the asset or asset group. The factors that would be considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there was no impairment at September 30, 2022 and 2021.

Investment

The Company’s investment consists of common and preferred shares of DepYmed, Inc.

Investments that the Company has the ability to exercise significant influence over are accounted for as equity method investments. Equity method investments are recorded at cost plus the proportional share of the issuer’s income or loss.

Investments that do not have a readily determinable fair value and qualify for the measurement alternative for equity investments provided in ASC 321 are accounted for at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

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

Stock-Based Compensation

The Company expenses stock-based compensation to employees, non-employees and board members over the requisite service period based on the estimated grant date fair value of the awards and actual forfeitures. The Company accounts for forfeitures as they occur. Stock-based awards with graded vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award.

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

The Company also follows the provisions of accounting for uncertainty in income taxes which prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. In accordance with this guidance, tax positions must meet a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of tax position.

The Company’s policy is to account for income tax-related interest and penalties in income tax expense in the accompanying consolidated statements of operations.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per share includes the dilutive effect, if any, from the potential exercise or conversion of securities, such as convertible debt, warrants and stock options that would result in the issuance of incremental shares of common stock. In computing the basic and diluted net loss per share applicable to common stockholders, the weighted-average number of shares remains the same for both calculations due to the fact that when a net loss exists dilutive shares are not included in the calculation as the impact is anti-dilutive.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The adoption of this standard as of October 1, 2021, did not impact the Company's consolidated financial statements and related disclosures.

In November 2021, the FASB issued ASU No. 2021-10, "Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance", which amends disclosures to increase transparency of government assistance, including (i) the types of assistance, (ii) accounting for the assistance and (iii) the effect of the assistance on an entity's financial statements. The standard is effective for all business entities for annual periods beginning after December 15, 2021. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In June 2022, the FASB issued ASU 2022-03, "ASC Subtopic 820 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions" ("ASU 2022-03"). ASU 2022-03 amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. ASU 2022-03 applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements and related disclosures.

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

3. Asset Purchase Agreement

On January 27, 2021, the Company entered into an Asset Purchase Agreement by and among us, NeuBase Corporation, our wholly-owned subsidiary, and Vera Therapeutics, Inc. (“Vera”), as amended by the Amendment to Asset Purchase Agreement, dated as of April 20, 2021, by and between the Company and Vera (collectively, the “APA”), and the transaction closed on April 26, 2021 (the “Vera Acquisition”). Pursuant to the terms of the APA, the Company acquired infrastructure, materials, and intellectual property for PNA scaffolds from Vera for total consideration of approximately $0.8 million in cash and 308,635 shares of Common Stock (of which 146,375 were issued to Vera and 162,260 were held in escrow and released to Vera in accordance with the terms of an escrow agreement between NeuBase Corporation and Vera).

The Company accounted for the Vera Acquisition as an asset acquisition.

Total consideration for the Vera transaction consisted of the following:

Cash consideration	$796,124
Acquisition costs	303,916
Fair value of common stock (1)	1,759,220
Total consideration	$2,859,260
(1)	The fair value of common stock represents the closing share price of 308,635 shares of the Company’s common stock on April 26, 2021.

The total consideration for the Vera transaction was allocated as follows:

Property, plant and equipment	$59,231
Other liabilities	(88,000)
Fair value of net assets acquired	(28,769)
Research and development expense	2,888,029
Total cost of Vera acquisition	$2,859,260

In-process research and development assets with no future alternative use acquired in the Vera Acquisition were expensed.

4. Equipment

The Company’s equipment consisted of the following:

	As of September 30,	As of September 30,	Estimated useful life
	2022	2021	(in years)
Laboratory equipment	$3,175,019	$2,737,390	5
Office equipment	259,978	259,978	3
Leasehold improvements	17,958	—	5
Total	3,452,955	2,997,368
Accumulated depreciation and amortization	(1,296,104)	(533,486)
Equipment, net	$2,156,851	$2,463,882

Depreciation and amortization expense for the years ended September 30, 2022 and 2021 was approximately $0.8 million and $0.4 million, respectively.

5. Other Prepaid Expenses and Other Current Assets

The Company’s prepaid expenses and other current assets consisted of the following:

	As of September 30,	As of September 30,
	2022	2021
Prepaid research and development expense	$805,542	$583,267
Prepaid rent	—	172,518
Franchise tax receivable	127,715	—
Other prepaid expenses and other current assets	243,046	780,401
Total	$1,176,303	$1,536,186

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

The carrying value of the Company’s investment in DepYmed common shares was reduced to zero; therefore, during the year ended September 30, 2022, the Company recorded its share of equity losses to the extent of its investment in preferred shares of DepYmed. The Company will continue to monitor the operating results of DepYmed and will record equity in earnings when the equity in earnings exceeds the previously unrecognized losses.

Equity in losses for the years ended September 30, 2022 and 2021 were approximately $0.4 million and $0.2 million, respectively.

The carrying value of the Company’s total investment is DepYmed is as follows:

	As of September 30,
	2022	2021
Carrying value of DepYmed common shares	$—	$—
Fair value of DepYmed preferred shares assumed in connection with acquisition of Ohr	—	99,020
DepYmed preferred shares received in sale of intellectual property	—	316,724
Total Investment	$—	$415,744

The Company recognized a gain of $0.3 million related to the sale of IP to DepYmed, which was recorded in other (expense) income, net on the Company's consolidated statement of operations for the year ended September 30, 2021.

7. Accrued Expenses and Other Current Liabilities

The Company’s accrued expenses and other current liabilities consisted of the following:

	As of September 30,
	2022	2021
Accrued compensation and benefits	$768,324	$880,707
Accrued consulting settlement	150,000	200,000
Accrued professional fees	191,516	299,557
Accrued research and development	512,570	297,047
Accrued franchise tax	36,542	30,720
Other accrued expenses	3,708	39,715
Total	$1,662,660	$1,747,746

8. Notes Payable

Insurance Note Payable

As of September 30, 2022 and 2021, the Company had the following insurance note payable outstanding:

		Stated
		Interest	Original	Balance at September 30,
	Maturity Date	Rate	Principal	2022	2021
Insurance Note Payable
2021 Insurance Note	January 2022	4.99%	$391,625	$—	$148,385

The Company paid off the insurance note as of September 30, 2022.

9. Leases

In October 2020, the Company entered into a ten-year operating lease agreement with annual escalating rental payments for approximately 14,189 square feet of office and laboratory space in Pittsburgh, PA. The leased premises serves as the Company’s headquarters. The first and second amendments to the lease agreement were executed in December 2020 and April 2021, respectively (collectively with the lease agreement, referred to herein as the “Lease”). In November 2020, the Company prepaid rent of $0.3 million and paid a security deposit of $0.3 million for the Lease. The Lease commenced on May 1, 2021, and the Company was obligated to begin making rental payments on this date. The Company applied the prepaid amount toward the rental payments through December 2021. The Company measured and recognized an initial ROU asset and operating lease liability upon lease commencement. The Company has the right to extend the term of the Lease for an additional five-year term; however, this extension has not been included in the calculation of the lease liability and ROU asset at the lease inception as the exercise of the option was not reasonably certain.

The Company continued to operate under its operating lease in Pittsburgh until the Company moved into its new headquarters and laboratory space, which occurred in June 2021. The Company’s prior office and operating space was leased under operating leases with original terms of less than 12 months, which expired at various dates through November 2021; therefore, the Company’s previous operating leases were not recognized as ROU assets on the consolidated balance sheets. The Company also maintained a short-term rental of office space in San Diego, CA and New York, NY, which expired in November 2021. In October 2021, the Company commenced a one-year lease for the rental of office space in Boston, MA, which was subsequently extended through April 2023.

In August 2021, the Company entered into a two-year finance lease for certain laboratory equipment. The Company measured and recognized an initial ROU asset and finance lease liability upon lease commencement.

In February 2022, the Company entered into an eighteen-month lease agreement for private and shared laboratory facilities for general laboratory and office space in Boston, MA. The Company measured and recognized the ROU asset and operating lease liability upon the lease commencement.

At September 30, 2022, ROU assets and lease liabilities were as follows:

		As of September 30,
		2022	2021
Assets:	Classification
Operating lease right-of-use-asset	Operating lease asset	$5,614,698	$5,945,295
Financing lease right-of-use-asset	Equipment, net	103,538	216,490
		$5,718,236	$6,161,785

Liabilities:
Current	Classification
Operating	Operating lease liability	$553,066	$382,576
Financing	Financing lease liability	107,632	107,632
Long-term
Operating	Long-term portion of operating leases liability	5,335,164	5,794,096
Financing	Long-term portion of financing leases liability	—	109,500
		$5,995,862	$6,393,804

The following tables summarize quantitative information about the Company’s leases for the years ended September 30, 2022 and 2021:

	Year Ended September 30,
	2022	2021
Operating cash flows - operating leases	$901,060	$128,963
Operating cash flows - financing leases	12,252	1,376
Financing cash flows - financing leases	109,500	8,770

Right-of-use asset obtained in exchange for operating lease liabilities	$164,613	$6,117,772
Finance lease assets obtained in exchange for finance lease liabilities	—	225,902

	As of September 30,
	2022	2021
Weighted-average remaining lease term – operating leases (in years)	8.74	9.83
Weighted-average discount rate – operating leases	7.3%	7.3%
Weighted-average remaining lease term – financing leases (in years)	0.9	1.9
Weighted-average discount rate – financing leases	7.3%	7.3%

The components of lease expense were as follows:

	Year Ended September 30,
	2022	2021
Operating leases
Operating lease cost	$943,215	$360,340
Variable lease costs	2,400	18,216
Total operating lease cost	945,615	378,556
Short-term lease rent expense	40,719	113,158
Financing leases
Amortization of leased assets	112,951	9,413
Interest on lease liabilities	12,252	1,376
Financing lease cost	125,203	10,789
Net lease cost	$1,111,537	$502,503

As of September 30, 2022, future minimum lease payments under the non-cancelable leases were as follows:

	Operating	Financing
	Leases	Leases
Year Ending September 30, 2023	$965,367	$111,606
Year Ending September 30, 2024	874,320	—
Year Ending September 30, 2025	881,391	—
Year Ending September 30, 2026	888,627	—
Year Ending September 30, 2027	895,864	—
Thereafter	3,505,166	—
Total	8,010,735	111,606
Less present value discount	(2,122,505)	(3,974)
Operating lease liabilities	$5,888,230	$107,632

10. Fair Value

Prior to their expiration during the year ended September 30, 2022, warrant liabilities were measured at fair value on a recurring basis.

Fair Value Measurements
as of September 30, 2022
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities
Warrant liabilities	$—	—	—	$—

Fair Value Measurements
as of September 30, 2021
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities
Warrant liabilities	$—	—	—	$—

The following assumptions were used in determining the fair value of the warrant liabilities as of September 30, 2021:

As of September 30, 2021
Remaining contractual term (years)	0.2 - 0.5
Common stock price volatility	60.6% - 62.5%
Risk-free interest rate	0.04%
Expected dividend yield	—

During the year ended September 30, 2021, the Company utilized its historical volatility in the valuation of warrant liabilities as it had sufficient trading activity.

The change in fair value of the warrant liabilities for the years ended September 30, 2022 and 2021 is as follows:

Fair value as of September 30, 2020	$950,151
Change in fair value	(950,151)
Fair value as of September 30, 2021	—
Change in fair value	—
Fair value as of September 30, 2022	$—

As of September 30, 2022 and 2021, the recorded values of cash and cash equivalents, accounts payable and the insurance note payable approximate fair value due to the short-term nature of the instruments.

11. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10 million shares of preferred stock, par value $0.0001 as of September 30, 2022 and 2021. No shares of preferred stock were issued or outstanding as of September 30, 2022 or 2021.

Common Stock

The Company has authorized 250 million shares of common stock, $0.0001 par value per share as of September 30, 2022 and 2021. Each share of common stock is entitled to one voting right. Common stock owners are entitled to dividends when funds are legally available and declared by the Company’s board of directors.

During the year ended September 30, 2022, a former employee forfeited 509,527 shares of common stock for no consideration.

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

Warrants

Below is a summary of the Company’s issued and outstanding warrants as of September 30, 2022:

Expiration date	Exercise Price	Warrants Outstanding
July 6, 2023	$8.73	105,000
September 20, 2024	6.50	75,000
		180,000

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Life
	Warrants	Price	(in years)
Outstanding as of September 30, 2020	820,939	$19.44
Issued	75,000	6.50
Outstanding as of September 30, 2021	895,939	18.35	0.9
Expired	(715,939)	21.01
Outstanding as of September 30, 2022	180,000	7.80	1.3
Exercisable as of September 30, 2022	180,000	7.80	1.3

During the year ended September 30, 2022, the Company did not issue warrants. During the year ended September 30, 2021, the Company issued 75,000 warrants in exchange for certain financial advisory services. The warrants vest over six-month periods, have exercise prices of $6.50 per share, and expire three years from issuance. The Company determined the warrants issued in exchange for financial advisory services met the scope exception in ASC 815 and are therefore classified as equity. The Company determined the initial fair value of the advisory warrants issued during the year ended September 30, 2021 to be $0.1 million, which was recognized as stock-based compensation expense over the vesting period of the warrants, see Note 13.

Key assumptions used to estimate the fair value of the advisory warrants granted during the year ended September 30, 2021 were as follows:

As of September 30,
2021
Remaining contractual term (years)	3.0
Common stock price volatility	83.9%
Risk-free interest rate	0.5%
Expected dividend yield	—

As of September 30, 2022, the balance of unrecognized compensation expense associated with the advisory warrants was $0.

12. Net Loss Per Common Share

The following potentially dilutive securities outstanding for the years ended September 30, 2022 and 2021 have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive:

	As of September 30,
	2022	2021
Common stock purchase options	7,629,281	7,397,154
Restricted stock units	—	10,000
Common stock purchase warrants	180,000	895,939
	7,809,281	8,303,093

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

As of September 30, 2022, an aggregate of 6,018,136 shares of common stock were authorized under the 2019 Plan, subject to an “evergreen” provision that will automatically increase the maximum number of shares of Common Stock that may be issued under the terms of the 2019 Plan. As of September 30, 2022, 697,893 common shares were available for future grants under the 2019 Plan. As of September 30, 2022, 291,667 shares of common stock were authorized under the 2016 Plan and 147,041 common shares were available for future grants under the 2016 Plan.

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations for the years ended September 30, 2022 and 2021:

	Year Ended September 30,
	2022	2021
General and administrative	$1,817,797	$2,369,287
Research and development	1,079,892	1,327,097
Total	$2,897,689	$3,696,384

Stock Options

Below is a table summarizing the options issued and outstanding as of and for the years ended September 30, 2022 and 2021:

			Weighted-
		Weighted-	Average	Total
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Stock Options	Price	Life (in years)	Value
Outstanding at September 30, 2020	6,190,790	$2.76
Granted	1,758,599	5.45
Exercised	(47,052)	2.39
Forfeited	(505,183)	6.80
Outstanding at September 30, 2021	7,397,154	3.13
Granted	1,768,365	2.14
Exercised	(792,250)	0.00
Forfeited	(743,988)	4.74
Outstanding at September 30, 2022	7,629,281	3.08	6.8	$992,754
Exercisable as of September 30, 2022	5,017,592	$2.90	5.7	$992,754

As of September 30, 2022, the unrecognized compensation costs of $2.5 million will be recognized over an estimated weighted-average amortization period of 1.4 years.

The intrinsic value of stock options exercised during the years ended September 30, 2022 and 2021 was $0.4 million and $0.2 million, respectively.

The weighted average grant date fair value of options granted during the year ended September 30, 2022 and 2021 was $1.40 and $3.84, respectively.

Key assumptions used to estimate the fair value of the stock options granted during the years ended September 30, 2022 and 2021 included:

	Year Ended September 30,
	2022	2021
Expected term of options (years)	5.1 - 6.1	6.1
Expected common stock price volatility	73.8% - 78.5%	82.7% - 83.7%
Risk-free interest rate	1.1% - 3.4%	0.6% - 1.3%
Expected dividend yield	—	—

During the fiscal year ended September 30, 2021, the Company granted a stock option to purchase 225,000 shares to a consultant, which was cancelled and reissued in June 2021, in recognition of future service to the Company as an employee. The exercisability and vesting of the stock options are subject to the consultant’s effective date of employment with the Company, which had not yet occurred as of September 30, 2022, and as a result, the grant date of such option has not occurred under GAAP. Therefore, the number and fair value of the shares subject to this option are not reflected in the table summarizing the options issued and outstanding as of and for the year ended September 30, 2022 and did not have impact on unrecognized compensation costs or the estimated weighted-average amortization period above as of September 30, 2022.

Restricted Stock

A summary of the changes in the outstanding restricted stock during the years ended September 30, 2022 and 2021 is as follows:

		Weighted-Average
		Grant Date
	Unvested Restricted	Fair Value
	Stock	Price
Unvested as of September 30, 2020	—	$—
Granted	11,722	6.37
Vested	(11,722)	6.37
Unvested as of September 30, 2021	—	—
Granted	4,441	3.94
Vested	(4,441)	3.94
Unvested as of September 30, 2022	—	—
Total unrecognized expense remaining	$—
Weighted-average years expected to be recognized over	—

The fair value of restricted stock that vested during the years ended September 30, 2022 and 2021 was $0.02 million and $0.1 million, respectively.

Restricted Stock Units

Below is a table summarizing the restricted stock units granted and outstanding as of and for the year ended September 30, 2022:

Weighted-Average
Grant Date
	Restricted Stock	Fair Value
	Units	Price
Unvested as of September 30, 2021	10,000	$5.09
Forfeited	(10,000)	5.09
Unvested as of September 30, 2022	—	—
Total unrecognized expense remaining	$—
Weighted-average years expected to be recognized over	—

14. Income Taxes

The Company has accumulated net losses since inception and has not recorded an income tax provision or benefit for the United States (U.S.) federal and state income taxes during the years ended September 30, 2022 and 2021. The components of the income tax benefits, net are as follows:

	For the Year Ended
	September 30,
	2022	2021
Federal
Current	$—	$—
Deferred	(6,780,606)	(7,919,279)
State and Local
Current	—	—
Deferred	(2,746,540)	(3,015,187)
Change in valuation allowance	9,527,146	10,934,466
Income tax provision (benefit)	$—	$—

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the consolidated statements of operations is as follows:

	For the Year Ended September 30,
	2022	2021
U.S. federal income tax expense at the statutory rate	(21.0)%	(21.0)%
State income taxes, net of federal taxes	(7.7)	(7.9)
Stock-based compensation	1.0	1.2
Return to provision adjustment	(0.5)	(14.2)
Other permanent items	—	(1.1)
Change in valuation allowance	28.2	43.0
Income tax provision (benefit)	—%	—%

The components of our deferred tax assets and liabilities are:

	September 30,
	2022	2021
Deferred tax assets
Net operating loss carryforwards	$22,461,508	$13,254,067
Stock-based compensation	4,072,264	3,779,555
Amortization	2,277,085	2,643,500
Service Warrant	180,276	147,168
Investment	263,073	141,098
Other	50,979	—
Lease liability	1,715,159	66,982
Total deferred tax assets	31,020,344	20,032,370
Deferred tax liabilities
Depreciation	(158,317)	(127,449)
ROU assets	(1,635,483)	—
Prepaid expenses	—	(205,523)
Total deferred tax liabilities	(1,793,800)	(332,972)
Valuation allowance	(29,226,544)	(19,699,398)
Net deferred tax assets, net of allowances	$—	$—

As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. The Company believes that it is more likely than not that the benefit for deferred tax assets will not be realized. In recognition of this uncertainty, a full valuation allowance was applied to the deferred tax assets. The Company did not record a tax provision for the years ended September 30, 2022 and September 30, 2021 due to the Company’s estimate that the effective tax rate for each year is 0%.

Future realization depends on the Company’s future earnings, if any, the timing and amount of which are uncertain as of September 30, 2022. In the future, should management conclude that it is more likely than not that the deferred tax assets are partially or fully realizable, the valuation allowance would be reduced to the extent of such expected realization and the amount would be recognized as a deferred income tax benefit in the Company’s consolidated statements of operations.

As of September 30, 2022, the Company had available federal and state total net operating loss carryforwards of approximately $77.1 million. Federal net operating loss carryforwards of approximately $77.1 million carryforward indefinitely. State operating loss carryforwards of approximately $77.1 million begin to expire in 2024.

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s federal and state net operating loss carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed a Section 382 analysis regarding the limitation of net operating loss carryforwards. There is a risk that changes in ownership have occurred since the Company’s formation. If a change in ownership were to have occurred, the NOL carryforwards could be limited or restricted. If limited, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, related to the Company’s operations will not impact the Company’s effective tax rate.

There are open statutes of limitations whereby our US Federal and state tax returns from inception of the Company are subject to audit by the respective taxing authorities in these jurisdictions for taxing authorities in federal and state jurisdictions to audit our tax returns from inception of the Company. There have been no material income tax-related interest or penalties assessed or recorded.

No liability for uncertain tax positions or related interest and penalties related to uncertain tax positions is reported in the Company’s consolidated financial statements.

The Inflation Reduction Act of 2022 (the “IRA”), which was signed into law in August 2022, includes several provisions that are specifically applicable to corporations. Among other changes, it created a new corporate alternative minimum tax based on adjusted financial statement income and imposes a 1% excise tax on corporate stock repurchases. The effective date of these provisions is January 1, 2023. The Company does not expect the enactment of the IRA will have an impact on its consolidated financial statements.

15. Commitments and Contingencies

Employee Benefit Plans

The Company has a defined contribution savings and investment plan (the “Plan”) as allowed under Sections 401(k) and 401(a) of the Internal Revenue Code. The Plan provides employees with tax deferred salary deductions and alternative investment options. Employees are eligible to participate upon employment and may apply for and secure loans from their account in the Plan. The Company contributed approximately $134,927 and $14,158, respectively, to the Plan during the years ended September 30, 2022 and 2021 as an employee match contribution.

Litigation

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s results of operations, prospects, cash flows, financial position and brand. Costs associated with the Company's involvement in legal proceedings are expensed as incurred.

Securities Litigation

On February 14, 2018, plaintiff Jeevesh Khanna, commenced an action in the Southern District of New York, against Ohr, which entered into a merger agreement with Legacy NeuBase on January 2, 2019 and which merger closed on July 12, 2019, and several of its current and former officers and directors, alleging that they violated federal securities laws between June 24, 2014 and January 4, 2018. On August 7, 2018, the lead plaintiffs, now George Lehman and Insured Benefit Plans, Inc., filed an amended complaint, alleging a putative class period of April 8, 2014 through January 4, 2018. The plaintiffs did not quantify any alleged damages in their complaint, but, in addition to attorneys’ fees and costs, they seek to maintain the action as a class action and to recover damages on behalf of themselves and other persons who purchased or otherwise acquired Ohr common stock during the putative class period and purportedly suffered financial harm as a result. Ohr and the individuals dispute these claims and are defending the matter vigorously. On September 17, 2018, Ohr filed a motion to dismiss the complaint. On September 20, 2019, the district court issued an opinion and order granting the motion to dismiss. On October 23, 2019, the plaintiffs filed a notice of appeal of that order dismissing the action. After full briefing and oral argument, on October 9, 2020, the U.S. Court of Appeals for the Second Circuit issued a summary order affirming the district court’s order granting the motion to dismiss and remanding the action to the district court to make a determination on the record related to plaintiffs’ request for leave to file an amended complaint. On remand, the district court denied plaintiffs’ subsequent request to amend and dismissed with prejudice plaintiffs’ claims. On December 16, 2020, plaintiffs filed a notice of appeal of that order denying plaintiffs leave to amend. On December 16, 2021, the Second Circuit affirmed the decision and order of the district court denying plaintiffs’ motion for leave to amend, thereby dismissing the appeal and action in its entirety. Plaintiffs have neither sought reconsideration of the Second Circuit's decision nor filed a writ of certiorari for review by the Supreme Court. This matter is now considered closed.

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

On March 19, 2019, the Barke Action was filed in the United States District Court for the Southern District of New York asserting similar Section 14(a) and Section 20(a) claims against Ohr's board of directors and additionally naming NeuBase and Ohr Acquisition Corp., but not Ohr, as defendants. On March 20, 2019, the Wheby Action was filed in the United States District Court for District of Delaware asserting similar claims under Section 14(a) and Section 20(a) and naming as defendants Ohr and its board of directors, NeuBase, and Ohr Acquisition Corp. On March 20, 2019, the Lowinger Action was filed in the Court of Chancery of the State of Delaware asserting a breach of fiduciary duty claim against Ohr's board of directors arising out of the same facts and circumstances regarding certain alleged omissions in the preliminary joint proxy/prospectus statement. On April 4, 2019, the Garaygordobil Action was filed in the United States District Court for the Southern District of New York asserting similar Section 14(a) and Section 20(a) claims against Ohr and its board of directors. Each of the Gomez, Barke, Garaygordobil, and Lowinger Actions have been dismissed, and on July 12, 2019, the Company and Ohr consummated the Merger. On March 23, 2022, plaintiffs in the Wheby Action filed a notice of voluntary dismissal of the complaint and this case was closed.

16. Subsequent Events

In October 2022, the Company announced a strategic restructuring to expand its focus to include the advancement of the differentiated gene editing capabilities of its platform. As part of the development pipeline shift to gene editing, the Company will defer preclinical activities for its DM1, HD, and KRAS programs, hold plans to submit an IND application for DM1 to the FDA, and pursue collaborative initiatives, including partnerships, for these programs. The Company estimates that it will incur total expenses relating to the restructuring of approximately $0.5 million, consisting of severance and termination-related costs, and expects to record a significant portion of these charges in the fourth quarter of calendar year 2022. This restructuring plan is expected to extend the Company’s cash runway into the second quarter of calendar year 2024 based on current operating plans and estimates. As part of the cost reduction plan, the Company implemented a cross-functional reduction of approximately 60% of the then-current workforce. In October 2022, the Company also announced certain changes to its leadership team, including the resignations of the Head of Research and Development and Chief Medical Officer and President and Chief Operating Officer, as well as the appointment of Dr. Dov A. Goldstein, a member of the Company’s board of directors since 2019, as Chairperson of the Board.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) who serve as the principal executive officer and as the principal financial officer, respectively, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2022. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management performed an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2022 using criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that, as of September 30, 2022, our internal control over financial reporting was effective. We reviewed the results of management’s assessment with the Audit Committee of our board of directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarterly period ended September 30, 2022.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age(1)	Position
Non-Employee Directors
Dov A. Goldstein, M.D. (2)	54	Director
Franklyn G. Prendergast, M.D., Ph.D. (2) (4)	77	Director
Gerald J. McDougall(3) (4)	55	Director
Eric I. Richman (2) (3) (4)	61	Director
Eric J. Ende, M.D.(3) (4)	54	Director
Executive Officers
Dietrich A. Stephan, Ph.D.	53	Chief Executive Officer and Director
Todd P. Branning	52	Chief Financial Officer
(1)	Age as of September 30, 2022.
(2)	Member of the Audit Committee.
(3)	Member of the Nominating and Corporate Governance Committee.
(4)	Member of the Compensation Committee.

Board of Directors

Our Amended and Restated Certificate of Incorporation provides that the Board is to be divided into three classes as nearly equal in number as possible, with directors in each class serving staggered three-year terms. The total Board size is currently fixed at six directors. The Class I directors (whose terms expire at the 2024 annual meeting of stockholders) are Dov A. Goldstein, M.D. and Eric I. Richman, M.B.A. The Class II directors (whose terms expire at the 2025 annual meeting of stockholders) are Gerald J. McDougall and Dietrich A. Stephan, Ph.D. The Class III directors (whose terms expire at the 2023 annual meeting of stockholders) are Franklyn G. Prendergast, M.D., Ph.D and Eric J. Ende, M.D.

Dietrich A. Stephan, Ph.D., age 53, has been our Chief Executive Officer since July 2019, and he served as our President from July 2019 until June 2022 and as our Chairperson from July 2019 until October 2022. Dr. Stephan was also the founder and Chief Executive Officer of Legacy NeuBase. Before founding Legacy NeuBase, Dr. Stephan was founder and Chief Executive Officer of LifeX Holdings, a healthcare startup incubator, and a tenured full professor of Human Genetics at the University of Pittsburgh. He served as Chair of the Department of Human Genetics at the University of Pittsburgh from 2013 to 2018, and earlier, as the founding Director of the Neurogenomics Division at the Translational Genomics Research Institute (TGen) and Deputy Director of Discovery Research at TGen. Dr. Stephan is Chairman of Peptilogics, a privately held peptide therapeutics company; a director of Sharp Edge Labs, a privately held small-molecule genetic disease therapeutics company; a director of FarmaceuticalRx, a privately held pharmaceutical company developing cannabinoid-based therapies; and partner in Cyto Ventures, an early-stage investment fund. Dr. Stephan received his B.S. in Biology from Carnegie Mellon University and his Ph.D. in Human Genetics from the University of Pittsburgh. He also completed a fellowship at the National Human Genome Research Institute.

We believe that Dr. Stephan’s role as CEO of our Company, experience as the founder of Legacy NeuBase and in the biopharmaceutical industry qualify him to serve as a member of our Board.

Dov A. Goldstein, M.D., age 54, has served as a member of our Board since July 2019 and as Chairperson of our Board since October 2022. Dr. Goldstein is currently the Chief Financial Officer of BioAge Labs, Inc., as well as serving as on the Board of Directors of Gain Therapeutics, Inc. (Nasdaq: GANX) and Coya Therapeutics, Inc. He was previously Chief Financial Officer, Chief Business Officer and a director of Indapta Therapeutics, Inc., and he served as Chief Executive Officer and a director of RIGImmune, Inc., as well as a private investor. Prior to that, he was the Chief Financial Officer at Schrödinger, LLC from the fourth quarter of 2017 to the second quarter of 2018. Dr. Goldstein served as a Managing Partner at Aisling Capital, a private investment firm, from 2014 to October 2017, Partner from 2008 to 2014 and a principal at Aisling Capital from 2006 to 2008. Dr. Goldstein served as the Chief Financial Officer of Loxo Oncology, Inc. between July 2014 and January 2015, and was its acting Chief Financial Officer from January 2015 to May 2015. From 2000 to 2005, Dr. Goldstein served as Chief Financial Officer of Vicuron Pharmaceuticals, Inc., which was acquired by Pfizer, Inc. in September 2005. Prior to joining Vicuron, Dr. Goldstein was Director of Venture Analysis at HealthCare Ventures. Dr. Goldstein also completed an internship in the Department of Medicine at Columbia-Presbyterian Hospital. He previously served as a director of ADMA Biologics, Inc. (Nasdaq: ADMA), Loxo Oncology, Inc. (Nasdaq: LOXO) (which was acquired by Eli Lilly), Esperion Therapeutics, Inc. (Nasdaq: ESPR), and Cempra, Inc. (Nasdaq: CEMP) (which was acquired by Melinta Therapeutics, Inc.). Dr. Goldstein received a B.S. from Stanford University, an M.B.A. from Columbia Business School and an M.D. from Yale School of Medicine.

We believe that Dr. Goldstein’s medical training and his experience in the biopharmaceutical industry as a venture capital investor, as a biotechnology executive and a member of the boards of directors of other biopharmaceutical companies, as well as his experience in financial matters and his service on audit and compensation committees, qualify him to serve as a member of our Board.

Franklyn G. Prendergast, M.D., Ph.D., age 77, has served as a member of our Board since July 2019. Dr. Prendergast retired from the Mayo Clinic in 2014 and is currently the Emeritus Edmond and Marion Guggenheim Professor of Biochemistry and Molecular Biology and Emeritus Professor of Molecular Pharmacology and Experimental Therapeutics at Mayo Medical School. At the Mayo Clinic, he served in several capacities, most significantly, as the Director for Research 1989 – 1992, inclusive, Member of the Mayo Clinic Board of Governors and Executive Committee 1991 – 2007, and Member of the Mayo Clinic Board of Trustees from 1991-2009, inclusive. From 1994 to 2006, he served as a director of Mayo Clinic Cancer Center. He also previously held several other teaching positions at the Mayo Medical School from 1975 through 2014. Dr. Prendergast has served for the National Institute of Health on numerous study section review groups; as a charter member of the Board of Advisors for the Division of Research Grants, now the Center for Scientific Review; the National Advisory General Medical Sciences Council; and the Board of Scientific Advisors of the National Cancer Institute. He held a Presidential Commission for service on the National Cancer Advisory Board. Dr. Prendergast also has served in numerous other advisory roles for the National Institute of Health and the National Research Council of the National Academy of Sciences. He is a member of the board of directors of Immunome, Inc. (Nasdaq: IMNM) and its nominating and corporate governance committee, a member of the board of director of Cancer Genetics, Inc. (Nasdaq: CGIX) and its audit, compensation and nominating committees, a member of the board of directors of Lantern Pharma, Inc. (Nasdaq: LTRN) and its audit and nominating committees, and a member of the board of directors of the Infectious Disease Research Institute (IDRI). He previously served on the board of directors of Eli Lilly & Co. from 1995 to 2017 and was a member of Eli Lilly’s science and technology committee and public policy and compliance committee, and he previously served on the board of directors of Medibio Limited (ASX: MEB) (OTCQB: MDBIF). Dr. Prendergast obtained his medical degree with honors from the University of West

Indies and attended Oxford University as a Rhodes Scholar, earning an M.A. degree in physiology. He obtained his Ph.D. in Biochemistry at the University of Minnesota.

We believe that Dr. Prendergast’s extensive experience and expertise as a medical clinician, researcher and academician, particularly in the areas of oncology and personalized medicine, developed through his roles with Mayo Clinic, including serving as director of the Mayo Clinic Cancer Center and the Mayo Clinic Center for Individualized Medicine, qualify him to serve as a member on our Board.

Eric I. Richman, age 61, has served as a member of our Board since July 2019. Mr. Richman currently serves as a senior advisor and a member of the Board of Directors of Gain Therapeutics, Inc. (Nasdaq: GANX), a biotechnology company, where he previously served as its Chief Executive Officer from July 2020 to September 2022. Mr. Richman was previously a Venture Partner at Brace Pharma Capital, a life science venture capital firm, from January 2016 to September 2018 and is involved with several private and public biotechnology companies. He also served as Chief Executive Officer of Tyrogenex Inc., a biopharmaceutical company, from 2016 to 2018. Mr. Richman served as the President and Chief Executive Officer of PharmAthene, Inc. (“PharmAthene”), subsequently acquired by Altimmune, Inc., between October 2010 and March 2015. He also served on PharmAthene’s board of directors, when the company was listed on The New York Stock Exchange, from 2010 to 2017. Prior to joining PharmAthene, Mr. Richman held various commercial and strategic positions of increasing responsibility over a 12-year period at MedImmune, Inc. from its inception and was Director, International Commercialization at that company. Mr. Richman served as a director of Lev Pharmaceuticals, Inc. (acquired by Viropharma) and as Chairman of its Commercialization Committee and served as a director of American Bank Incorporated (acquired by Congressional Bancshares). Mr. Richman currently serves as a member of the board of directors of NovelStem International Corp. (OTCMKTS: NSTM), is the co-founder and Chairman of InFuse Holdings and LabConnect, Inc. where he serves as the Chairman of the Board, and previously served as a director of ADMA Biologics, Inc. (Nasdaq: ADMA) (as well as a member of such board’s audit, compensation and governance and nominating committees). Mr. Richman received a B.S. in Biomedical Science from the Sophie Davis School of Biomedical Education (CUNY Medical School) and a M.B.A. from the American Graduate School of International Management.

We believe that Mr. Richman’s experience in the biotechnology industry, including his successful efforts in gaining FDA drug approvals, as well as his recent experience as an executive officer of Gain Therapeutics and PharmAthene and his service on numerous public and private company boards of directors and on the committees of such boards, provide him with the qualifications and skills to serve as a member of our Board.

Gerald J. McDougall, age 55, has served as a member of our Board since May 2021. Mr. McDougall is a retired Senior Partner in PricewaterhouseCoopers’s Health Sciences Practice, where he provided services for over 25 years to academic medical centers, bioscience companies, pharmaceutical companies, research universities, colleges, health systems and other research organizations. In this role, he linked scientific breakthroughs to clinical applications for the benefit of patients and society in many parts of healthcare (especially cancer and precision medicine) and drew on deep, trusted, long-standing relationships with leading scientists, entrepreneurs, academics industry groups and philanthropists. Mr. McDougall’s experience includes a broad range of research business and compliance services, including strategic and business planning, financial analysis, research compliance, clinical research operations improvement, and information systems implementation services. In addition, his experience includes support services to the entire research continuum, from grant-funded basic science research to translational research and clinical trials, including a dedicated group focusing on Clinical Research Consulting services and Global oncology. Mr. McDougall has been involved in numerous volunteer and trade organizations throughout his career, including as a board member of the Infectious Disease Research Institute (IDRI), as a board member of the Multiple Myeloma Research Foundation (MMRF) and most recently as a board member of the American Society of Clinical Oncology (ASCO). Mr. McDougall received a Bachelor’s degree in business from Northeastern University.

We believe that Mr. McDougall’s 25 years of experience as a driving force behind large-scale strategic alliances, joint ventures, and industry partnerships across the healthcare industry to advance innovations in precision medicine and cancer qualify him to serve as a member of our Board.

Eric J. Ende, M.D., age 54, has served as a member of our Board since January 2022. Dr. Ende is the President of Ende BioMedical Consulting Group, Inc., a privately held consulting company focused on the life sciences industry, a position he has held since 2009. Since May 2017, Dr. Ende has been a member of the board of directors of Matinas BioPharma, Inc. (NYSE: MTNB), a clinical-stage biopharmaceutical company, where he chairs the Compensation Committee and serves on the Audit and Nominating & Corporate Governance Committees. Since December 2018, Dr. Ende has been a member of the board of directors of Avadel plc (Nasdaq:

AVDL), a clinical-stage biopharmaceutical company, where he chairs the Nominating & Corporate Governance Committee and serves on the Audit Committee. From November 2019 to June 2020, Dr. Ende served on the board of directors of Progenics Pharmaceuticals, Inc. (Nasdaq: PGNX), a biopharmaceutical company, where he also chaired the Compensation Committee and was a member of the Audit and Science Committees. From 2010 to 2011, Dr. Ende served on the board of directors and as a member of the Audit and Risk Management Committees of Genzyme Corp. (Nasdaq: GENZ), a biotechnology company, until it was acquired in 2011 by Sanofi S.A. From 2002 through 2008, Dr. Ende was the senior biotechnology analyst at Merrill Lynch; from 2000 through 2002, he was the senior biotechnology analyst at Bank of America Securities; and from 1997 to 2000, he was a biotechnology analyst at Lehman Brothers. Dr. Ende received an MBA in Finance and Accounting from NYU - Stern Business School in 1997, an MD from Mount Sinai School of Medicine in 1994, and a BS in Biology and Psychology from Emory University in 1990.

We believe that Dr. Ende’s extensive experience and expertise as a biotechnology executive and a member of the boards of directors of other biopharmaceutical companies, as well as his experience in financial matters and his service on audit and compensation committees qualify him to serve as a member on our Board.

Executive Officers

Dietrich A. Stephan, Ph.D. For a brief biography of Dr. Stephan, please see “DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE – Board of Directors” above.

Todd P. Branning, age 52, has served as our Chief Financial Officer since January of 2022. Mr. Branning previously served as Chief Financial Officer of Phathom Pharmaceuticals, Inc., a publicly traded late clinical-stage biopharmaceutical company, from July 2020 through June 2021. Before that, Mr. Branning served as Senior Vice President, Chief Financial Officer of Amneal Pharmaceuticals, Inc., a publicly traded pharmaceutical company, from January 2019 through March 2020. Prior to joining Amneal, he was Senior Vice President, Chief Financial Officer of the global generic medicines division at Teva Pharmaceutical Industries Ltd., a multinational generic pharmaceuticals company, from August 2016 to March 2018. Mr. Branning has also held financial leadership roles at Allergan plc, PricewaterhouseCoopers LLP, PPG Industries, Inc. and Merck & Co., Inc. He received his BBA from the University of Miami and MBA from Carnegie Mellon University. Mr. Branning is also a Certified Public Accountant and has completed a CFO certification program at The Wharton School at the University of Pennsylvania.

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

Compensation Committee

Our Compensation Committee is currently comprised of Eric I. Richman (Chair), Dr. Franklyn G. Prendergast, Gerald J. McDougall, and Dr. Eric Ende, each of whom is an independent director for purposes of the Nasdaq listing standards. The Compensation

Committee reviews and recommends executive compensation, including changes therein, and administers our equity compensation plans.

Compensation Committee Membership, Interlocks and Insider Participation

Each member of the Compensation Committee is a “non-employee” director within the meaning of Rule 16b-3 of the rules promulgated under the Exchange Act. None of Mr. Richman, Dr. Prendergast, Mr. McDougall or Dr. Ende is an officer or employee of ours, was formerly an officer of ours or had any relationship requiring disclosure by us under Item 404 of Regulation S-K. No interlocking relationship as described in Item 407(e)(4) of Regulation S-K exists between any of our executive officers or Compensation Committee members, on the one hand, and the executive officers or compensation committee members of any other entity, on the other hand, nor has any such interlocking relationship existed in the past.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee currently consists of Eric I. Richman (Chair), Gerald J. McDougall, and Dr. Eric Ende, each of whom is a non-employee director and is considered independent under the applicable independence standard promulgated by Nasdaq and the SEC.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our Common Stock to file with the SEC initial reports of ownership and reports of changes in the ownership of Common Stock and other equity securities of the Company. Such persons are required to furnish us with copies of all Section 16(a) filings.

Based upon a review of the copies of the reports filed with the SEC we believe that our directors, officers and holders of more than 10% of our common stock complied with all applicable filing requirements during the 2022 fiscal year other than the following Form 4 filing: Mr. Richman on March 7, 2022. The Form 4 filing primarily relates to the purchase of Company common stock on the open market and was untimely filed.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid by us during the years ended September 30, 2022 and 2021 to (1) our principal executive officer during the last completed fiscal year and (2) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers as of September 30, 2022 (collectively our “Named Executive Officers”):

						Non-Equity
					Option	Incentive Plan	All Other
Name and Position	Year	Salary	Bonus(1)	Stock Awards	Awards(2)	Compensation	Compensation(3)	Total
Dietrich A. Stephan, Ph.D., Chief Executive Officer	2022	$536,798	$247,000	$—	$318,240	$—	$52,782	$1,154,820
	2021	$469,149	$196,875	$—	$799,886	$—	$47,808	$1,513,718
Todd P. Branning, Chief Financial Officer	2022	$310,577	$—	$—	$495,000	$—	$13,446	$819,023
	2021	$—	$—	$—	$—	$—	$—	$—
William R. Mann, Ph.D., Former President and Chief Operating Officer(4)	2022	$422,221	$168,000	$—	$62,587	$—	$30,111	$682,919
	2021	$381,923	$62,500	$—	$61,750	$—	$25,975	$532,148
(1)	In the fiscal year ended September 30, 2021, the Company awarded a cash bonus to Dr. Stephan in the amount of $196,875 for services rendered during the calendar year ended December 31, 2020, which was not committed during such fiscal year and was approved by the Compensation Committee of the Board during May 2021. Pursuant to the offer letter between the Company and Dr. Stephan, Dr. Stephan will be eligible for a discretionary annual bonus for service with the Company during calendar year 2022 equal to 35% of his base salary, as determined at the discretion of the Compensation Committee. Dr. Mann and Mr. Branning are both eligible for an annual performance bonus with a target amount equal to 40% of their respective base salaries, provided that they remain employed by the Company on the date that such bonus would be paid, and subject to certain other conditions, as applicable, as determined at the discretion of the Compensation Committee.
(2)	The amounts in this column reflect the aggregate grant date fair value of equity awards granted during the applicable fiscal year, calculated in accordance with FASB ASC Topic 718 and using a Black-Scholes valuation model. Assumptions used in the calculation of these amounts are included in Note 13 of the audited consolidated financial statements included in this Form 10-K.
(3)	Consists of other compensation amounts for each named executive officer listed in the table entitled “All Other Compensation” below, including our contributions to such officers’ 401(k), group term life insurance policy premiums, health benefits and paid time off buy back.
(4)	Dr. Mann resigned from the Company effective October 31, 2022.

All Other Compensation

		401(k)		Health		Paid Time Off	Total Other
Name	Year	Company	Group Term	Benefits	Life Insurance	Buy Back	Compensation
Dietrich A. Stephan, Ph.D.	2022	$10,694	$—	$18,155	$23,933	—	$52,782
Chief Executive Officer	2021	$—	$—	$25,716	22,092	—	$47,808
Todd P. Branning	2022	$7,356	$439	$5,651	—	—	$13,446
Chief Financial Officer	2021	$—	$—	$—	—	—	$—
William R. Mann, Ph.D.	2022	$8,287	$684	$21,140	—	—	$30,111
Former President and Chief Operating Officer	2021	$—	$454	25,222	—	—	$25,676

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

With the exception of the increase of Dr. Stephan’s annual salary to $540,000 in January 2022, our Named Executive Officers did not receive base salary increases in fiscal 2022 or 2021.

Equity Compensation

The Compensation Committee considers equity incentives to be important in aligning the interests of our executive officers with those of our stockholders. As part of our pay-for-performance philosophy, our compensation program tends to emphasize the long-term equity award component of total compensation packages paid to our executive officers.

Because vesting is based on continued employment, our equity-based incentives also encourage the retention of our Named Executive Officers through the vesting period of the awards. In determining the size of the long-term equity incentives to be awarded to our Named Executive Officers, we take into account a number of internal factors, such as the relative job scope, the value of existing long-

term incentive awards, individual performance history, prior contributions to us and the size of prior grants. Based upon these factors, the Compensation Committee determines the size of the long-term equity incentives at levels it considers appropriate to create a meaningful opportunity for reward predicated on the creation of long-term stockholder value.

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

We use stock options, and may also use restricted stock unit awards, to compensate our Named Executive Officers both in the form of initial grants in connection with the commencement of employment and annual refresher grants. While we intend that the majority of equity awards to our employees be made pursuant to initial grants or our annual grant program, the Compensation Committee retains discretion to grant equity awards to employees at other times, including in connection with the promotion of an employee, to reward an employee, for retention purposes or for other circumstances recommended by management or the Compensation Committee.

The exercise price of each stock option grant is the fair market value of our common stock on the grant date. Time-based stock option awards granted to Dr. Stephan provided for vesting over a four-year period in equal monthly installments over 48 months. Dr. Stephan’s time-based stock option awards vested immediately and became exercisable upon the consummation of the Merger. Time-based stock option awards to Mr. Branning and Dr. Mann provided for vesting over a four-year period as follows: 25% of the shares underlying the options vest on the first anniversary of the date of the respective vesting commencement dates and the remainder of the shares underlying the options vest in equal monthly installments over the respective remaining 36 months thereafter. From time to time, our Compensation Committee may, however, determine that a different vesting schedule is appropriate. We do not have any stock ownership requirements for our Named Executive Officers.

Compensation Consultant

Our Compensation Committee has the authority to retain the services and obtain the advice of external advisors, including compensation consultants, legal counsel and other advisors to assist in the evaluation of executive officer compensation. In 2022, our Compensation Committee engaged Compensia, an independent executive compensation consulting firm, to review our executive compensation policies and practices and to conduct an executive compensation market analysis.

During fiscal 2022, Compensia reviewed and advised on principal aspects of our executive compensation program, including:

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

Our Compensation Committee has assessed the independence of Compensia consistent with the Nasdaq listing requirements and has concluded that the engagement of Compensia does not raise any conflicts of interest.

Outstanding Equity Awards as of September 30, 2022

The following table shows information regarding our outstanding equity awards as of September 30, 2022 for the Named Executive Officers:

	Option Awards							Stock Awards
											Equity
											Incentive
											Plan
										Equity	Awards:
				Equity						Incentive	Market or
				Incentive						Plan	Payout
		Number of		Plan						Awards:	Value of
	Number of	Securities		Awards:					Market	Number of	Unearned
	Securities	Underlying		Number of				Number of	Value of	Unearned	Shares,
	Underlying	Unexercised		Securities				Shares or	Shares or	shares, Units	Units or
	Unexercised	Options		Underlying				Units of	Units of	or Other	Other Rights
	Options	Non-		Unexercised	Option	Option		Stock That	Stock That	Rights That	That Have
	Exercisable	Exercisable		Unearned	Exercise	Expiration		Have Not	Have Not	Have Not	Not Vested
Name	(#)	(#)		Options (#)	Price ($)	Date		Vested (#)	Vested ($)	Vested (#)	($)
Dietrich A. Stephan, Ph.D.	2,519,680	—		—	$0.0011	12/31/2023	(1)	—	—	—	—
	72,154	92,771	(2)	—	$6.92	12/29/2030	(4)	—	—	—	—
	—	306,000	(3)	—	$1.58	01/24/2032	(4)	—	—	—	—
Todd P. Branning	—	300,000	(5)	—	$2.52	01/10/2032	(4)	—	—	—	—
William R. Mann, Ph.D.	94,791	80,209	(6)	—	$7.46	7/27/2030	(4)	—	—	—	—
	6,770	18,230	(7)	—	$3.49	8/16/2031	(4)	—	—	—	—
	—	60,180	(3)	—	$1.58	01/24/2032	(4)	—	—	—	—
(1)	The options have a term of five years from the date of issuance.
(2)	The stock options vest over four years from the date of grant on December 29, 2020, with 25% of the shares subject to the options vesting on the first anniversary of the date of grant and the remainder vesting in 36 monthly tranches thereafter.
(3)	The stock options vest over four years from the date of grant on January 24, 2022, with 25% of the shares subject to the options vesting on the first anniversary of the date of grant and the remainder vesting in 36 monthly tranches thereafter.
(4)	The options have a term of 10 years from the date of issuance.
(5)	The stock options vest over four years from the date of grant on January 10, 2022, with 25% of the shares subject to the options vesting on the first anniversary of the date of grant and the remainder vesting in 36 monthly tranches thereafter.
(6)	The stock options vest over four years from the date of grant of July 27, 2020, with 25% of the shares subject to the options vesting on the first anniversary of the date of grant and the remainder vesting in 36 monthly tranches thereafter.
(7)	The stock options vest over four years from the date of grant of August 16, 2021, with 25% of the shares subject to the options vesting on the first anniversary of the date of grant and the remainder vesting in 36 monthly tranches thereafter.

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

Under the Stephan Employment Agreement, on December 31, 2018, Dr. Stephan was also granted a stock option to purchase 3,250,000 shares of Legacy NeuBase common stock with an exercise price of $0.0011 per share. Beginning on August 28, 2018, this stock option began to vest on an equal monthly basis over a 48-month period, subject to Dr. Stephan’s continued employment with Legacy NeuBase. Upon completion of the Merger, however, this stock option vested in full, and Dr. Stephan was entitled to exercise his option to purchase 3,311,930 of the combined company’s stock at an exercise price adjusted for the exchange ratio pursuant to the Merger Agreement.

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

On July 11, 2019, we entered into an Offer of Employment with Dr. Stephan (the “Offer of Employment”) that became effective upon the consummation of the Merger on July 12, 2019 and replaced the Stephan Employment Agreement. Pursuant to the Offer of Employment, Dr. Stephan will serve as the Company’s President, as applicable, and Chief Executive Officer, his initial annualized salary will be $450,000 and he will be eligible to receive a discretionary annual performance bonus of up to 35% of his base salary. In addition, consistent with the obligations of Legacy NeuBase under the Stephan Employment Agreement, we paid Dr. Stephan the Bonus on July 19, 2019 pursuant to and after the completion of the Merger. On January 7, 2022, the Company increased Dr. Stephan’s base salary to $540,000 and determined he would be eligible to receive a discretionary annual performance bonus of up to 50% of his base salary in calendar year 2021.

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

Todd P. Branning

On January 10, 2022, the Company entered into an offer letter with Mr. Branning. Pursuant to his offer letter, Mr. Branning’s initial annual salary will be $425,000, and he will have an annual performance bonus with a target of 40% of his base salary. Mr. Branning’s employment will be on an “at will” basis. Additionally, pursuant to the offer letter the Company granted Mr. Branning an option to purchase 300,000 shares of common stock under the Company’s 2019 Stock Incentive Plan. Subject to Mr. Branning’s continued employment with the Company, 1/4th of the shares underlying his option to purchase common stock will vest on the first anniversary of Mr. Branning’s start date, and 1/36th of the remaining shares underlying such option will vest at the end of each calendar month thereafter.

Mr. Branning’s employment with us is at-will, meaning either we or Mr. Branning could terminate the employment relationship at any time, with or without cause. If Mr. Branning is terminated by us without cause or Mr. Branning resigns for good reason (defined generally as a reduction in his salary amongst similarly-situated employees, relocation, or a material diminution in title, duties or responsibilities), in either case, within six months following a change in control (as defined in the 2019 Plan), then, subject to execution and delivery of a general release of all claims, his then outstanding, unvested options, if any, will vest and be exercisable as to all of the covered shares. If Mr. Branning is terminated by us without cause (whether or not in connection with a change in control), we will be obligated to pay Mr. Branning (1) severance pay at a rate equal to one hundred percent (100%) of his base salary for a period of twelve (12) months from the date of termination, (2) reimbursement of 12 months of health benefits (COBRA subsidization) in accordance with the Company’s standard expense reimbursement procedures and (3) subject to the discretion of our board of directors, a prorated portion of his annual bonus target for the year of termination.

Mr. Branning also entered into the Company’s standard indemnification agreement and standard confidentiality and invention assignment agreement with the Company.

William R. Mann, Ph.D.

On July 22, 2020, the Company entered into an offer letter with Dr. Mann. Pursuant to his offer letter, Dr. Mann’s initial annual salary will be $375,000, and he will have an annual performance bonus with a target of 40% of his base salary. Dr. Mann’s employment will be on an “at will” basis. Additionally, pursuant to the offer letter the Company granted Dr. Mann an option to purchase 175,000 shares of common stock under the Company’s 2019 Stock Incentive Plan. Subject to Dr. Mann’s continued employment with the Company, 1/4th of the shares underlying his option to purchase common stock will vest on the first anniversary of Dr. Mann’s start date, and 1/36th of the remaining shares underlying such option will vest at the end of each calendar month thereafter. On July 28, 2021, the Company increased Dr. Mann’s annual salary to $420,000, and effective August 16, 2021, granted him an additional option to purchase 25,000 shares of common stock under the Company’s 2019 Stock Incentive Plan. Subject to Dr. Mann’s continued employment with the Company, 1/4th of the shares underlying his option to purchase common stock, granted on July 28, 2021, will vest on July 28, 2022 and 1/36th of the remaining shares underlying such option will vest on a monthly basis thereafter. Additionally, on January 24, 2022, the Company granted Dr. Mann an additional option to purchase 60,180 shares of common stock under the Company’s 2019 Stock Incentive Plan. Subject to Dr. Mann’s continued employment with the Company, 1/4th of the shares underlying his option to purchase common stock, granted on January 24, 2022, will vest on January 24, 2023 and 1/36th of the remaining shares underlying such option will vest on a monthly basis thereafter.

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

Dr. Mann resigned from the Company on October 31, 2022. Dr. Mann’s resignation was not a result of any disagreement with the Company or any matter relating to its accounting or financial policies or procedures.

NeuBase Therapeutics, Inc. 2019 Stock Incentive Plan

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

In any calendar year, no participant may be granted options, SARs, Restricted Stock Awards, RSUs, or any combination thereof that relate to more than 1,000,000 shares of our common stock (subject to adjustment as provided in the 2019 Plan). In any calendar year, no participant may be granted an Incentive Award (i) with reference to a specified dollar limit for more than $3,000,000 and (ii) with reference to a specified number of shares of our common stock for more than 1,000,000 shares of our common stock (subject to adjustment as provided in the 2019 Plan). In any calendar year, no participant who is a member of our board of directors but is not our employee of or an employee of our affiliate, may be granted options, SARs, Restricted Stock Awards, RSUs, or any combination thereof that relate to more than 300,000 shares of common stock (subject to adjustment as provided in the 2019 Plan). The maximum number of shares of our common stock that may be issued pursuant to awards, the per individual limits on awards and the terms of outstanding awards will be adjusted in a similar manner as the evergreen provisions that apply to the aggregate limits and as the Compensation Committee in its sole discretion determines is equitably required in the event of corporate transactions and other appropriate events.

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

Director Compensation

On September 9, 2020, the Compensation Committee of the Board of the Company approved an amended Outside Director Compensation Policy (the “Prior Policy”). Further, on September 8, 2022, the Compensation Committee of the Board of the Company approved a further amended Outside Director Compensation Policy (the “Amended Policy”). The Company intended for the Outside Director Compensation Policy, as amended, to formalize the Company’s policy regarding cash compensation, grants of equity and reimbursement of travel expenses to its Outside Directors.

Prior Policy

Cash Compensation of Directors

Under the Prior Policy, Outside Directors were entitled to an annual cash retainer of $35,000 for their service on the Board (exclusive of any participation on its Committees). Outside Directors serving on any of the Board’s Audit, Compensation and Nominating and Corporate Governance Committees in a non-Chairperson capacity were entitled to an annual cash retainer of $7,500, $5,000 and $4,000, respectively, for services on such Committees, and the Chairpersons of such Committees were entitled to an annual cash retainer of $15,000, $10,000 and $8,000, respectively, for their collective service both as members of such Committees and as Chairpersons of such Committees. The Prior Policy did not provide for any per meeting attendance fees for any meeting of the Board or its Committees.

Equity Grants to Directors

Under the Prior Policy, subject to limitations on individual grants to Outside Directors under the Plan, upon an Outside Director’s appointment to the Board, such Outside Director automatically was granted a nonstatutory stock option to purchase shares of common stock having a grant date fair value of $320,000, rounded down to the nearest whole share (the “Prior Policy NSO Appointment Award”). Subject to further adjustment provisions as described in the Prior Policy and the Plan, 25% of each Prior Policy NSO Appointment Award will vest on the one-year anniversary of the grant date, and the remaining portion of the Prior Policy NSO Appointment Award will vest on an equal monthly basis over the following 36 months, provided that the Outside Director was in continuous service with the Company or an affiliate of the Company through the applicable vesting date. Each Prior Policy NSO Appointment Award will vest fully upon a Change in Control (as defined in the Plan), in each case, provided that the Outside Director is in continuous service with the Company or an affiliate of the Company through the Change in Control.

In addition, subject to limitations on individual grants to Outside Directors under the Plan, on the first business day after each annual meeting of the Company’s stockholders beginning with the 2021 annual meeting, each Outside Director automatically was granted a nonstatutory stock option to purchase shares of common stock having a grant date fair value of $90,000, rounded down to the nearest whole share (the “Prior Policy Annual NSO Award”); provided that the initial Prior Policy Annual NSO Award granted on or after the Prior Policy’s effective date was made on September 9, 2020. Subject to further adjustment provisions as described in the Prior Policy and the Plan, 25% of each Prior Policy Annual NSO Award will vest on the one-year anniversary of the grant date, and the remaining portion of the Prior Policy Annual NSO Award will vest on an equal monthly basis over the following 36 months, provided that the Outside Director is in continuous service with the Company or an affiliate of the Company through the applicable vesting date. Each Prior Policy Annual NSO Award will vest fully upon a Change in Control (as defined in the Plan), in each case, provided that the Outside Director is in continuous service with the Company or an affiliate of the Company through the Change in Control.

With regard to any of the nonstatutory stock options granted under the Prior Policy described above, the per share exercise price for all such options will be 100% of the fair market value of the shares underlying the options on the grant date.

Furthermore, the Prior Policy provided that Outside Directors would be eligible to receive all types of awards (except incentive stock options) under the Company’s 2019 Stock Incentive Plan, as amended (the “Plan”) (or the applicable equity plan in place at the time of grant), including discretionary awards not covered under the Prior Policy.

Amended Policy

Cash Compensation of Directors

Under the Amended Policy, Outside Directors will be entitled to an annual cash retainer of $35,000 for their service on the Board (exclusive of any participation on its Committees) (“General Board Fee”). Outside Directors serving on any of the Board’s Audit, Compensation and Nominating and Corporate Governance Committees in a non-Chairperson capacity will be entitled to an annual cash retainer of $7,500, $5,000 and $4,000, respectively, for services on such Committees, and the Chairpersons of such Committees will be entitled to an annual cash retainer of $15,000, $10,000 and $8,000, respectively, for their collective service both as members of such Committees and as Chairpersons of such Committees (“Committee Fee”). The Amended Policy does not provide for any per meeting attendance fees for any meeting of the Board or its Committees.

The Amended Policy provides that the Lead Independent Director of the Board shall be entitled to an annual cash retainer of $20,000 for their service as the Lead Independent Director, which amount is in addition to the General Board Fee and any Committee Fees.

Equity Grants to Directors

Under the Amended Policy, subject to limitations on individual grants to Outside Directors under the Plan, upon an Outside Director’s appointment to the Board, such Outside Director automatically will be granted a nonstatutory stock option (i) to purchase that number of shares of Company common stock equal to 0.24% of the Company’s outstanding shares of voting capital stock as of the close of business on the effective date of such Outside Director’s appointment, rounded down to the nearest whole share, or (ii) with a grant date fair value of $180,000, rounded down to the nearest whole share, whichever of clause (i) and (ii) above results in the lowest number of shares subject to the stock option (the “Amended Policy NSO Appointment Award”). Subject to further adjustment provisions as described in the Amended Policy and the Plan, 25% of each Amended Policy NSO Appointment Award will vest on the one-year anniversary of the grant date, and the remaining portion of the Amended Policy NSO Appointment Award will vest on an equal monthly basis over the following 36 months, provided that the Outside Director is in continuous service with the Company or an affiliate of the Company through the applicable vesting date. Each Amended Policy NSO Appointment Award will vest fully upon a Change in Control (as defined in the Plan), in each case, provided that the Outside Director is in continuous service with the Company or an affiliate of the Company through the Change in Control.

In addition, subject to limitations on individual grants to Outside Directors under the Plan, on the first business day after each annual meeting of the Company’s stockholders (the “Annual Meeting”) beginning with the 2022 Annual Meeting, each Outside Director automatically will be granted a nonstatutory stock option (i) to purchase that number of shares equal to 0.12% of the Company’s outstanding shares of voting capital stock as of the close of business on the date of such Annual Meeting, rounded down to the nearest whole share, or (ii) with grant date fair value of $90,000, rounded down to the nearest whole share, whichever of clause (i) and (ii) above results in the lowest number of shares subject to the stock option (the “Amended Policy Annual NSO Award”). Subject to further adjustment provisions as described in the Amended Policy and the Plan, 25% of each Amended Policy Annual NSO Award will vest on the one-year anniversary of the grant date, and the remaining portion of the Amended Policy Annual NSO Award will vest on an equal monthly basis over the following 36 months, provided that the Outside Director is in continuous service with the Company or an affiliate of the Company through the applicable vesting date. Each Amended Policy Annual NSO Award will vest fully upon a Change in Control (as defined in the Plan), in each case, provided that the Outside Director is in continuous service with the Company or an affiliate of the Company through the Change in Control.

With regard to any of the nonstatutory stock options granted under the Amended Policy described above, the per share exercise price for all such options will be 100% of the fair market value of the shares underlying the options on the grant date.

Non-Employee Director Compensation for Fiscal 2022

Below is a summary of the non-employee director compensation paid in the fiscal year ended September 30, 2022:

	Cash
Name	Compensation(1)	Option Grants (2)	Stock Awards (3)	Total
Dov A. Goldstein, M.D.	$58,625	$15,792	$—	$74,417
Eric J. Ende, M.D. (4)	$28,125	$335,792	$—	$363,917
Franklyn G. Prendergast, M.D., Ph.D.	$52,500	$15,792	$—	$68,292
Eric I. Richman	$52,583	$15,792	$—	$68,375
Gerald J. McDougall	$44,000	$15,792	$—	$59,792
(1)	Represents the value of the annual retainers payable to our non-employee directors during fiscal 2022.
(2)	Pursuant to the Amended Policy, the Company granted each of our Outside Directors a stock option to purchase 37,600 shares of common stock with an exercise price of $0.60 on September 9, 2022. The amounts in this column reflect the aggregate grant date fair value of equity awards granted during the applicable fiscal year, calculated in accordance with FASB ASC Topic 718 and using a Black-Scholes valuation model. Assumptions used in the calculation of these amounts are included in Note 13 of the audited consolidated financial statements included in this Form 10-K.
(3)	We did not grant any stock awards to our directors in fiscal 2022.
(4)	Dr. Ende was appointed to our board of directors on January 1, 2022. In connection with the Prior Policy, Dr. Ende was granted stock options to purchase shares of Company common stock having a grant date fair value of $320,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information as of September 30, 2022 about shares of our common stock that may be issued upon the exercise of options under our existing equity compensation plans:

			Number of securities
			remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column
Plan Category	(a)(1)	(b)(2)	(a)) (c)(3)
Equity compensation plans approved by security holders (4)	5,334,601	$4.62	844,934
Equity compensation plans not approved by security holders (5)	2,519,680	$0.0011	—
Total	7,854,281	$3.14	844,934
(1)	Consists of options outstanding as of September 30, 2022 under the NeuBase Therapeutics, Inc. 2019 Stock Incentive Plan (the “2019 Plan”), the NeuBase Therapeutics, Inc. 2018 Equity Incentive Plan (the “2018 Plan”), the Ohr Pharmaceutical, Inc. 2016 Consolidated Stock Incentive Plan (the “2016 Plan”).
(2)	Consists of the weighted-average exercise price of outstanding options as of September 30, 2022.
(3)	Consists entirely of shares of common stock that remain available for future issuance under the 2019 Plan and the 2016 Plan as of September 30, 2022.
(4)	The number of shares of our common stock available for issuance under the 2019 Plan will automatically increase on October 1st of each year, for a period of not more than ten years, beginning October 1, 2019 and ending on (and including) October 1, 2028 by the lesser of (a) 4.0% of the total number of shares of our common stock outstanding as of September 30th of the immediately preceding fiscal year, and (b) such number of shares of common stock determined by our board of directors.
(5)	Consists of the 2018 Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership, as of September 30, 2022, of our common stock by (a) each of our Named Executive Officers and current directors individually, (b) our current directors and executive officers as a group and (c) each holder of more than 5% of our outstanding common stock. This table is based upon information supplied by officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Other than as set forth below, we are not aware of any other beneficial owner of more than five percent of our common stock as of September 30, 2022. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Beneficial ownership and percentage ownership are determined in accordance with the Rule 13d-3 of the Exchange Act. Under these rules, shares of our common stock issuable under stock options that are exercisable within 60 days of September 30, 2022 are deemed outstanding for the purpose of computing the percentage ownership of the person holding the options, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over their shares of our common stock, except for those jointly owned with that person’s spouse.

	Number of Shares	Percentage of Class
Name and Address of Beneficial Owner	Beneficially Owned	(%)(1)
5% Stockholders
Dietrich A. Stephan, Ph.D., Chief Executive Officer (2)	4,689,300	14.2%
Greenlight Capital, Inc. (3)	2,727,027	8.3%
Other Directors and Named Executive Officers (4)
Todd P. Branning, Chief Financial Officer(5)	30,000	*
William R. Mann, Ph.D., Former President and Chief Operating Officer(6)	116,928	*
Dov A. Goldstein, M.D., Director (7)	277,173	*
Franklyn G. Prendergast, M.D., Ph.D., Director (8)	247,173	*
Eric I. Richman, Director(9)	292,133	*
Gerald J. McDougall, Director(10)	46,499	*
Eric J. Ende, M.D., Director	—	*
All current executive officers and directors as a group (seven persons) (11)	5,582,278	16.9%

* Less than one percent.

(1)	Percentage ownership is calculated based on a total of 33,008,657 shares of our common stock issued and outstanding as of September 30, 2022.
(2)	Represents (i) 2,598,706 shares of common stock issuable pursuant to stock options exercisable within 60 days of September 30, 2022, (ii) 1,273,819 shares of our common stock held by family trusts, and (iii) 816,775 shares of our common stock held indirectly by Dietrich A. Stephan, Ph.D.
(3)	Greenlight Capital, Inc. (“Greenlight Inc.”) is the investment manager for Greenlight Capital Offshore Partners, Ltd. and as such has voting and dispositive power over 1,271,596 shares of our common stock. DME Capital Management, LP (“DME Management”) (i) is the investment manager for Greenlight Capital Offshore Master, Ltd., and as such has voting and dispositive power over 783,631 shares of our common stock held by Greenlight Capital Offshore Master, Ltd. and (ii) manages a portfolio for a private investment fund, and as such has voting and dispositive power over 311,000 shares of our common stock held by such private investment fund. DME Advisors, LP (“DME Advisors”) is the investment manager for Solasglas Investments, LP, and as such has voting and dispositive power over 360,800 shares of our common stock held by Solasglas Investments, LP. DME Advisors GP, LLC (“DME GP”) is the general partner of DME Management and DME Advisors, and as such has voting and dispositive power over 1,455,431 shares of our common stock. David Einhorn is the principal of Greenlight Inc., DME Management and DME GP, and as such has voting and dispositive power over 2,727,027 shares of our common stock held by these affiliates of Greenlight, Inc. Mr. Einhorn disclaims beneficial ownership of these shares of our common stock, except to the extent of any pecuniary interest therein. The address of Greenlight Capital, Inc. is 2 Grand Central Tower, 140 East 45th Street, 24th Floor, New York, NY 10017.

(4)	Unless otherwise indicated, the address for each of our executive officers and directors is c/o 350 Technology Drive, Pittsburgh, PA 15219.
(5)	Represents 30,000 shares of common stock held directly by Todd P. Branning.
(6)	Represents (i) 105,728 shares of common stock issuable pursuant to stock options exercisable within 60 days after September 30, 2022, and (ii) 11,200 shares of common stock held directly by William Mann, Ph.D.
(7)	Represents (i) 247,173 shares of common stock issuable pursuant to stock options exercisable within 60 days after September 30, 2022 held directly by Dov A. Goldstein, M.D., and (ii) 30,000 shares of our common stock held directly by Dov A. Goldstein, M.D.
(8)	Represents 247,173 shares of common stock issuable pursuant to stock options exercisable within 60 days after September 30, 2022 held directly by Franklyn G. Prendergast, M.D., Ph.D.
(9)	Represents (i) 247,173 shares of common stock issuable pursuant to stock options exercisable within 60 days after September 30, 2022, (ii) 27,747 shares of our common stock held by Eric I. Richman jointly with his spouse, and (iii) 17,213 shares of our common stock held directly by Eric I. Richman.
(10)	Represents 46,499 shares of common stock issuable pursuant to stock options exercisable within 60 days after September 30, 2022 held directly by Gerald J. McDougall.
(11)	Comprised of shares included under “Other Directors and Named Executive Officers,” as well as those of Dr. Stephan, our Chief Executive Officer, and excluding Dr. Mann, who resigned from the Company effective October 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Described below are any transactions occurring since October 1, 2020 and any currently proposed transactions to which we were a party and in which:

●	the amounts involved exceeded or will exceed $120,000; and
●	a director, executive officer, holder of more than 5% of the outstanding capital stock of NeuBase, or any member of such person’s immediate family had or will have a direct or indirect material interest.

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

Director Independence

Our common stock is listed on The Nasdaq Capital Market. Under the Nasdaq rules (the “Nasdaq Rules”), independent directors must comprise a majority of a listed company’s board of directors. In addition, the Nasdaq Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent. Under the Nasdaq Rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act and the Nasdaq Rules. In addition, Compensation Committee members must satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act and the Nasdaq Rules.

Our board of directors has determined that each of Drs. Goldstein, Prendergast and Ende and Messrs. Richman and McDougall meet the definitions of independence under the Nasdaq Marketplace Rules and Section 10A-3 of Exchange Act. Accordingly, all of our directors, other than our Chief Executive Officer, Dr. Stephan, are deemed to be independent.

Our board of directors has an independent Chairperson, Dr. Goldstein, and we believe that having independent leadership is an important component of our governance structure. Our independent Chairperson has authority, among other things, to preside over board of directors meetings, including meetings of the independent directors, and to call special meetings of our board of directors. Accordingly, the independent Chairperson has substantial ability to shape the work of our board of directors. We currently believe that having an independent Chairperson creates an environment that is more conducive to objective evaluation and oversight of management’s performance, increasing management accountability and improving the ability of our board of directors to monitor whether management’s actions are in the best interests of our company and our stockholders.

In addition, we believe that separation of the roles of Chairperson and Chief Executive Officer enhances the accountability of our Chief Executive Officer to our board of directors and encourages balanced decision making. While our Chief Executive Officer is responsible for our day-to-day leadership and operations, our independent Chairperson provides guidance to our board of directors and sets the agenda for meetings of the board of directors.

However, no single leadership model is right for all companies and at all times. Our board of directors recognizes that, depending on the circumstances, other leadership models, such as combining the role of Chairperson with the role of Chief Executive Officer, might be appropriate. Accordingly, our board of directors periodically reviews its leadership structure and will continue to evaluate and implement the leadership structure that it concludes most effectively supports our board of directors in fulfilling its responsibilities.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Marcum LLP (“Marcum”), our current independent registered public accounting firm, for professional services rendered for the fiscal years ended September 30, 2022 and 2021, respectively:

	2022	2021
Audit Fees (1):	$322,650	$272,950
Audit-Related Fees (2):	—	—
Tax Fees (3):	—	—
All Other Fees (4):	—	—
Total All Fees:	$322,650	$272,950
(1)	Audit fees for fiscal 2022 consist of fees for professional services performed by Marcum for the audit of our 2022 annual financial statements that are included in our Annual Report on Form 10-K for the year ended September 30, 2022, fees for the review of financial statements included in our Quarterly Reports on Form 10-Q filed in fiscal 2022, and reviews of registration statements and issuances of consents, comfort letters and services that are normally provided in connection with statutory and regulatory filings or engagements. Audit fees for fiscal 2021 consist of fees for professional services performed by Marcum for the audit of our 2021 annual financial statements that are included in our Annual Report on Form 10-K for the year ended September 30, 2021, fees for the review of financial statements included in our Quarterly Reports on Form 10-Q filed in fiscal 2021, and reviews of registration statements and issuances of consents, comfort letters and services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees consist of fees for other audit-related professional services.
(3)	Consists of fees for tax compliance and consulting.
(4)	No other fees were earned or paid for fiscal 2022 or fiscal 2021.

Pre-Approval Policies and Procedures

All audit and non-audit services previously provided by our independent registered public accounting firm must be pre-approved by the Audit Committee. Pre-approval may be given for a category of services, provided that (i) the category is reasonably narrow and detailed and (ii) the Audit Committee establishes a fee limit for such category. The Audit Committee may delegate to any other member of the Audit Committee the authority to grant pre-approval of permitted non-audit services to be provided by Marcum between Audit Committee meetings; provided, however, that any such pre-approval shall be presented to the full Audit Committee at its next scheduled meeting. The Audit Committee pre-approved all audit and permitted non-audit services provided by Marcum for professional services rendered for the fiscal years ended September 30, 2022 and 2021.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements
The information required by this item is included in Item 8 of Part II of this Form 10-K.
2.	Financial Statement Schedules
The information required by this item is included in Item 8 of Part II of this Form 10-K.
3.	Exhibits
The following exhibits are incorporated by reference or filed as part of this report:

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit
2.1+	Agreement and Plan of Merger and Reorganization, dated as of January 2, 2019, by and among Ohr Pharmaceutical, Inc., Ohr Acquisition Com. and NeuBase Therapeutics, Inc.	8-K	001-35963	1/3/2019	2.1
2.2	First Amendment to the Agreement and Plan of Merger and Reorganization, dated as of June 27, 2019, by and among Ohr Pharmaceutical, Inc., Ohr Acquisition Corp. and NeuBase Therapeutics, Inc.	8-K	001-35963	7/3/2019	2.1
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001 35963	7/12/2019	3.1
3.2	Amended and Restated Bylaws of the Company.	8-K	001-35963	9/23/2019	3.1
4.1	Form of Consulting Warrants.	10-K	001-35963	8/15/2011	10.21
4.2	Form of Common Stock Certificate.	S-8	333-233346	8/16/2019	4.17
4.3	Description of Securities of NeuBase Therapeutics, Inc.	10-K	001-35963	1/10/2020	4.5
10.1#	Ohr Pharmaceutical, Inc. 2016 Consolidated Stock Incentive Plan.	8-K	001-35963	3/21/2016	10.1
10.2#	Form of Stock Option Agreement (2016 Consolidated Stock Incentive Plan).	10-K	001-35963	12/15/2017	10.11(b)
10.3#	Form of Restricted Stock Agreement (2016 Consolidated Stock Incentive Plan).	10-K	001-35963	12/15/2017	10.11(c)
10.4†	License Agreement, dated December 17, 2018, by and between NeuBase Therapeutics, Inc. and Carnegie Mellon University.	S-4	333-230168	3/8/2019	10.15
10.5++*	Amendment #1 to License Agreement, dated January 1, 2022, by and between NeuBase Therapeutics, Inc. and Carnegie Mellon University.
10.6	Form of NeuBase Therapeutics, Inc. Warrant Certificate.	S-4	333-230168	3/8/2019	10.16
10.7#	NeuBase Therapeutics, Inc. 2018 Equity Incentive Plan.	S-4	333-230168	3/8/2019	10.19
10.8#	Restricted Stock Purchase Agreement, made as of September 6, 2018, by and between NeuBase Therapeutics, Inc. and Dietrich A. Stephan.	S-4	333-230168	3/8/2019	10.21
10.9#	Amendment to Restricted Stock Purchase Agreement, made as of December 26, 2018, by and between NeuBase Therapeutics, Inc. and Dietrich A. Stephan.	S-4	333-230168	3/8/2019	10.22
10.10#	Executive Employment Agreement, entered into as of December 22, 2018 and effective as of August 28, 2018, by and between NeuBase Therapeutics, Inc. and Dietrich A. Stephan.	S-4/A	333-230168	5/7/2019	10.23

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit
10.11	At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement, dated December 22, 2018, by and between NeuBase Therapeutics, Inc. and Dietrich A. Stephan.	S-4/A	333-230168	5/7/2019	10.24
10.12#	Offer of Employment, dated July 11, 2019, by and between NeuBase Therapeutics, Inc. and Dietrich A. Stephan.	8-K/A	001-35963	7/17/2019	10.1
10.13#	NeuBase Therapeutics, Inc. 2019 Stock Incentive Plan.	S-4	333-230168	3/8/2019	Annex E
10.14#	Form of Option Agreement under the NeuBase Therapeutics, Inc. 2019 Stock Incentive Plan.	S-8	333-233346	8/16/2019	4.6
10.15#	Form of Option Agreement under the NeuBase Therapeutics, Inc. 2018 Equity Incentive Plan.	S-8	333-233346	8/16/2019	4.8
10.16#	NeuBase Therapeutics, Inc. Outside Director Compensation Policy.	8-K	001-35963	09/12/2022	10.1
10.17	Sublease Agreement, dated as of March 12, 2019, by and between NeuBase Therapeutics, Inc. and StartUptown dba Avenu.	10-K	001-35963	1/10/2020	10.29
10.18	Amendment No. 1 to Sublease Agreement, dated as of May 21, 2019, by and between NeuBase Therapeutics, Inc. and StartUptown dba Avenu.	10-K	001-35963	1/10/2020	10.30
10.19	Amendment No. 2 to Sublease Agreement, dated as of July 29, 2019, by and between NeuBase Therapeutics, Inc. and StartUptown dba Avenu.	10-K	001-35963	1/10/2020	10.31
10.20	Lease Extension to Sublease Agreement, dated as of February 26, 2020, by and between NeuBase Therapeutics, Inc. and StartUptown dba Avenu.	10-Q	001-35963	3/26/2020	10.1
10.21	Amendment No. 4 to Sublease Agreement, dated as of August 20, 2020.	10-K	001-35963	12/23/2020	10.26
10.22	Amendment No. 5 to Sublease Agreement, dated as of September 25, 2020.	10-K	001-35963	12/23/2020	10.27
10.23#	Offer Letter of Employment, dated July 22, 2020, by and between NeuBase Therapeutics, Inc. and William Mann.	8-K	001-35963	7/28/2020	10.1
10.24#	Offer Letter of Employment, dated January 10, 2022, by and between NeuBase Therapeutics, Inc. and Todd Branning.	8-K	001-35963	1/10/2022	10.1
10.25	Lease Agreement, dated as of October 2, 2020, by and between NeuBase Therapeutics, Inc. and 350 Technology Drive Partners, LLC.	10-K	001-35963	12/23/2020	10.30
10.26	First Amendment to Lease Agreement, dated December 28, 2020.	10-Q	333-88480	2/11/2021	10.2
10.27	Second Amendment to Lease Agreement, dated April 21, 2021.	8-K	001-35963	4/27/2021	10.1
21.1*	Subsidiaries
23.1*	Consent of Marcum LLP.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit
Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.
+	All schedules and exhibits to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
++

Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) information that the registrant treats as private or confidential. The Registrant hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.

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

Date: December 21, 2022	NeuBase Therapeutics, Inc.
/s/ Dietrich A. Stephan
Dietrich A. Stephan, Ph.D.
Chief Executive Officer

Signature	Title	Date
/s/ Dietrich A. Stephan	Chief Executive Officer and Director	December 21, 2022
Dietrich A. Stephan, Ph.D.	(Principal Executive Officer)
/s/ Todd P. Branning	Chief Financial Officer	December 21, 2022
Todd P. Branning	(Principal Financial Officer and Accounting Officer)
/s/ Dov A. Goldstein	Director	December 21, 2022
Dov A. Goldstein, M.D.
/s/ Gerald J. McDougall	Director	December 21, 2022
Gerald J. McDougall
/s/ Franklyn G. Prendergast	Director	December 21, 2022
Franklyn G. Prendergast, M.D., Ph.D.
/s/ Eric I. Richman	Director	December 21, 2022
Eric I. Richman
/s/ Eric J. Ende	Director	December 21, 2022
Eric J. Ende, M.D.