Form 10-Q
period 2022-12-31
NeuBase Therapeutics, Inc.
filed 2023-02-14
CIK 1173281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2022

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

As of February 10, 2023, 33,155,356 shares of the common stock, par value $0.0001, of the registrant were outstanding.

-i-

PART I.

ITEM 1. FINANCIAL STATEMENTS

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2022	2022
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,386,326	$23,152,663
Prepaid insurance	188,266	319,699
Other prepaid expenses and current assets	391,655	1,176,303
Total current assets	17,966,247	24,648,665

EQUIPMENT, net	1,934,100	2,156,851

OTHER ASSETS
Right-of-use asset, operating lease asset	5,409,574	5,614,698
Security deposit	273,215	273,215
Total other assets	5,682,789	5,887,913

TOTAL ASSETS	$25,583,136	$32,693,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$369,505	$1,843,027
Accrued expenses and other current liabilities	1,227,656	1,662,660
Operating lease liabilities	469,118	553,066
Finance lease liabilities	78,987	107,632
Total current liabilities	2,145,266	4,166,385

Long-term operating lease liability	5,214,074	5,335,164
TOTAL LIABILITIES	$7,359,340	$9,501,549

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and September 30, 2022	$—	$—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 33,155,356 and 33,008,657 shares issued and outstanding as of December 31, 2022 and September 30, 2022, respectively	3,315	3,300
Additional paid-in capital	125,333,873	125,932,933
Accumulated deficit	(107,113,392)	(102,744,353)
TOTAL STOCKHOLDERS’ EQUITY	18,223,796	23,191,880

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,583,136	$32,693,429

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months ended December 31,
	2022	2021
OPERATING EXPENSES
General and administrative	$2,596,412	$2,935,710
Research and development	1,351,407	4,369,257
Restructuring	652,451	—
TOTAL OPERATING EXPENSES	4,600,270	7,304,967

LOSS FROM OPERATIONS	(4,600,270)	(7,304,967)

OTHER INCOME (EXPENSE)
Interest expense	(1,868)	(15,219)
Interest income	147,604	1,254
Equity in losses on equity method investment	—	(415,744)
Other income, net	85,495	5,860
Total other income (expense), net	231,231	(423,849)

NET LOSS	$(4,369,039)	$(7,728,816)

BASIC AND DILUTED LOSS PER SHARE	$(0.13)	$(0.24)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	33,015,035	32,725,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended December 31, 2022 and 2021

(Unaudited)

			Additional		Total
	Common Stock		Paid-In		Stockholders’
	Shares	Amount	Capital	Accumulated Deficit	Equity
Balance as of September 30, 2021	32,721,493	$3,272	$123,034,404	$(68,967,903)	$54,069,773
Stock-based compensation expense	—	—	793,204	—	793,204
Issuance of restricted stock for services	4,441	—	—	—	—
Exercise of stock options	42,250	4	38	—	42
Net loss	—	—	—	(7,728,816)	(7,728,816)
Balance as of December 31, 2021	32,768,184	$3,276	$123,827,646	$(76,696,719)	$47,134,203

Balance as of September 30, 2022	33,008,657	$3,300	$125,932,933	$(102,744,353)	$23,191,880
Stock-based compensation expense	—	—	(509,072)	—	(509,072)
Issuance of common stock and commitment obligation as fee for future financing	146,699	15	(89,988)	—	(89,973)
Net loss	—	—	—	(4,369,039)	(4,369,039)
Balance as of December 31, 2022	33,155,356	$3,315	$125,333,873	$(107,113,392)	$18,223,796

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(4,369,039)	$(7,728,816)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	(509,072)	793,204
Depreciation and amortization	198,563	181,490
Loss on marketable securities	—	30
Loss on disposal of fixed assets	65,532	7,595
Equity in losses on equity method investment	—	415,744
Amortization of right-of-use assets	120,094	—
Non-cash expense from right-of-use assets	—	103,599
Changes in operating assets and liabilities
Prepaid insurance, other prepaid expenses and current assets	924,581	877,266
Other long-term assets	—	160,423
Accounts payable	(1,496,850)	(680,142)
Accrued expenses and other current liabilities	(501,649)	665,134
Operating lease liability	(120,008)	(63,973)
Net cash used in operating activities	(5,687,848)	(5,268,446)
Cash flows from investing activities
Purchase of laboratory and office equipment	(49,844)	(123,876)
Purchase of marketable securities	—	(14,986,818)
Sale of marketable securities	—	14,986,788
Net cash used in investing activities	(49,844)	(123,906)
Cash flows from financing activities
Principal payment of financed insurance	—	(148,385)
Principal payment of finance lease liability	(28,645)	(26,632)
Proceeds from exercise of stock options	—	42
Net cash used in financing activities	(28,645)	(174,975)
Net decrease in cash and cash equivalents	(5,766,337)	(5,567,327)
Cash and cash equivalents, beginning of period	23,152,663	52,893,387
Cash and cash equivalents, end of period	$17,386,326	$47,326,060

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Issuance of common stock and commitment obligation as fee for future financing	$30,000	$—
Equity issuance costs, unpaid	$59,973	$—
Sale of laboratory equipment in other prepaid expenses and current assets	$8,500	$—
Impairment of right-of-use asset and lease liability	$85,030	$—
Purchases of laboratory and office equipment in accounts payable	$—	$65,970

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

Liquidity and Going Concern

The Company has had no revenues from product sales and has incurred operating losses since inception. As of December 31, 2022, the Company had $17.4 million in cash and cash equivalents, and during the three months ended December 31, 2022, incurred a loss from operations of $4.6 million and used $5.7 million of cash in operating activities.

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

2.  Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended September 30, 2022 included in the Company’s Annual Report on Form 10-K (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on December 21, 2022. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated during the consolidation process. The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state the Company’s financial position, results of operations and cash flows. The unaudited condensed consolidated financial statements for the interim periods are not necessarily indicative of results for the full year. The preparation of these unaudited condensed consolidated financial statements requires the Company to make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes. The Company’s actual results may differ from these estimates under different assumptions or conditions.

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

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company assesses and updates estimates each period to reflect current information, such as the considerations related to the impacts that the current economic environment could have on its significant accounting estimates. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed, or initial amounts recorded, may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange.

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

The following potentially dilutive securities outstanding as of December 31, 2022 and 2021 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	As of December 31,
	2022	2021
Common stock purchase options	7,310,686	7,197,404
Restricted stock units	—	10,000
Common stock purchase warrants	180,000	875,312
	7,490,686	8,082,716

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recent Accounting Pronouncements

In May 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-04, “Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2021-04”). This guidance reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. ASU 2021-04 provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. The Company adopted this guidance as of October 1, 2022, with no impact upon adoption.

In November 2021, the FASB issued ASU No. 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance”, which amends disclosures to increase transparency of government assistance, including (i) the types of assistance, (ii) accounting for the assistance and (iii) the effect of the assistance on an entity’s financial statements. The standard is effective for all business entities for annual periods beginning after December 15, 2021; therefore, it will be effective beginning with the Company’s financial statements issued for the fiscal year ending September 30, 2023. While the adoption of this guidance will not have an impact on the Company’s consolidated balance sheet or statement of operations, the adoption of this guidance may require additional annual disclosures in the Company’s financial statements for the fiscal year ending September 30, 2023, which the Company is currently in the process of assessing.

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

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.  Other Prepaid Expenses and Current Assets

The Company’s prepaid expenses and other current assets consisted of the following:

	As of December 31,	As of September 30,
	2022	2022
	Unaudited	Audited
Prepaid research and development expense	$67,027	$805,542
Accounts receivable	150,000	—
Franchise tax receivable	—	127,715
Other prepaid expenses and current assets	174,628	243,046
Total	$391,655	$1,176,303

4.  Equipment

The Company’s equipment consisted of the following:

	As of December 31,	As of September 30,
	2022	2022
	Unaudited	Audited
Laboratory equipment	$3,048,579	$3,175,019
Office equipment	259,978	259,978
Leasehold improvements	17,958	17,958
Total	3,326,515	3,452,955
Accumulated depreciation and amortization	(1,392,415)	(1,296,104)
Equipment, net	$1,934,100	$2,156,851

Depreciation expense for the three months ended December 31, 2022 and 2021 was approximately $0.2 million and $0.2 million, respectively.

5.  Accrued Expenses and Other Current Liabilities

The Company’s accrued expenses and other current liabilities consisted of the following:

	As of December 31,	As of September 30,
	2022	2022
	Unaudited	Audited
Accrued compensation and benefits	$171,572	$768,324
Accrued consulting settlement	225,000	150,000
Accrued professional fees	241,808	191,516
Accrued research and development	20,684	512,570
Accrued franchise tax	217,440	36,542
Accrued restructuring	316,032	—
Other accrued expenses	35,120	3,708
Total	$1,227,656	$1,662,660

6.  Stockholders’ Equity

Equity Purchase Agreement

On December 28, 2022, the Company entered into a purchase agreement (the “Equity Purchase Agreement”) with Alumni Capital LP, a Delaware limited partnership (“Alumni Capital”), pursuant to which the Company agreed to sell, and Alumni Capital agreed to

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

purchase, upon request of the Company in one or more transactions, a number of shares of the Company’s common stock providing aggregate gross proceeds to the Company of up to $3,000,000 (subject to the right, but not the obligation, of the Company to increase such amount up to $10,000,000 pursuant to the terms of the Equity Purchase Agreement) (the “Maximum Investment Amount”). The Equity Purchase Agreement expires upon the earlier of the aggregate gross proceeds from the sale of shares of common stock meeting the Maximum Investment Amount or December 28, 2024.

Among other limitations, unless otherwise agreed upon by Alumni Capital, each individual sale of shares of common stock will be limited to a sale of shares of common stock of up to $500,000 (subject to the right of the Company and Alumni Capital to mutually agree to increase such figure to $1,000,000) and further limited to no more than the number of shares of common stock that would result in the direct or indirect beneficial ownership by Alumni Capital of more than 9.99% of the then-outstanding shares of common stock. Alumni Capital will purchase the shares of common stock under the Equity Purchase Agreement at the lowest traded price of the common stock during the three (3) business days immediately prior to the date of purchase of the shares of common stock multiplied by 95%.

Upon execution of the Equity Purchase Agreement, the Company issued 146,699 shares of common stock to Alumni Capital. The Company will issue to Alumni Capital, on December 28, 2023, shares of common stock in an amount equal to one-half of one percent (0.5%) of the Investment Amount (as defined in the Equity Purchase Agreement) divided by the closing price of the common stock on the third business day prior to the date of issuance and delivery of such shares of common stock. In addition, the Company will issue to Alumni Capital, on the date of expiration of the Equity Purchase Agreement, shares of common stock in an amount equal to one-half of one percent (0.5%) of the Investment Amount divided by the closing price of the common stock on the third business day prior to the date of issuance and delivery of such shares of common stock. If the Company elects to increase the Maximum Investment Amount, it shall issue to Alumni Capital Increase Commitment Shares (as defined in the Equity Purchase Agreement) (based on each increase of Investment Amount) within five (5) business days of the Company’s written notice of such election. The Company recorded the commitment shares issued and future commitment share obligation as additional paid-in capital during the three months ended December 31, 2022.

As of December 31, 2022, the Company has not sold any shares of common stock under the Equity Purchase Agreement.

Warrants

Below is a summary of the Company’s issued and outstanding warrants as of December 31, 2022:

		Warrants
Expiration date	Exercise Price Per Share	Outstanding
July 6, 2023	8.73	105,000
September 20, 2024	6.50	75,000
		180,000

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Life
	Warrants	Price Per Share	(in years)
Outstanding as of September 30, 2022	180,000	$7.80
Expired	—	—
Outstanding as of December 31, 2022	180,000	7.80	1.0
Exercisable as of December 31, 2022	180,000	$7.80	1.0

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.  Stock-Based Compensation

As of December 31, 2022, an aggregate of 6,018,136 shares of common stock were authorized under the Company’s 2019 Stock Incentive Plan (the “2019 Plan”), subject to an “evergreen” provision that will automatically increase the maximum number of shares of common stock that may be issued under the term of the 2019 Plan. As of December 31, 2022, 935,495 common shares were available for future grants under the 2019 Plan. As of December 31, 2022, 291,667 shares of common stock were authorized under the Company’s 2016 Consolidated Stock Incentive Plan (the “2016 Plan”) and 228,041 common shares were available for future grants under the 2016 Plan.

The Company recorded stock-based compensation expense in the following expense categories of its unaudited condensed consolidated statements of operations for the three months ended December 31, 2022 and 2021:

	Three Months ended December 31,
	2022	2021
General and administrative	$276,336	$327,131
Research and development	(785,408)	466,073
Total	$(509,072)	$793,204

Stock-based compensation expense for the three months ended December 31, 2022 and 2021 includes the reversal of expense previously recognized for unvested stock options of $0.8 million that were forfeited during the period. The stock-based compensation expense benefit included in the Research and development expense category is primarily the result of stock options forfeited in connection with the Company’s restructuring, see Note 8.

Stock Options

Below is a table summarizing the options issued and outstanding as of and for the three months ended December 31, 2022:

			Weighted
		Weighted	Average	Total
		Average	Remaining	Aggregate
		Exercise	Contractual Life	Intrinsic
	Stock Options	Price Per Share	(in years)	Value
Outstanding at September 30, 2022	7,629,281	$3.08
Granted	390,000	0.28
Forfeited	(708,595)	5.01
Outstanding at December 31, 2022	7,310,686	2.66	6.4	$476,723
Exercisable as of December 31, 2022	5,048,630	$2.76	5.3	$476,723

As of December 31, 2022, unrecognized compensation costs associated with the stock options of $1.4 million will be recognized over an estimated weighted average amortization period of 1.1 years.

The intrinsic value of options exercised during the three months ended December 31, 2021 was $0.1 million. No options were exercised during the three months ended December 31, 2022.

The weighted average grant date fair value of options granted during the three months ended December 31, 2022 and 2021 was $0.19 and $2.33, respectively.

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Key assumptions used to estimate the fair value of the stock options granted during the three months ended December 31, 2022 and 2021 included:

Three months Ended December 31,
	2022	2021
Expected term of options (years)	5.3 – 6.1	5.1 – 6.1
Expected common stock price volatility	79.2% – 82.4%	73.8% – 74.5%
Risk-free interest rate	3.8% – 4.3%	1.1% – 1.4%
Expected dividend yield	—	—

8. Restructuring

Restructuring charges relate primarily to the Company’s strategic restructuring to expand its focus to include the advancement of the differentiated gene editing capabilities of its platform. The Company recognized restructuring costs of $0.7 million during the three months ended December 31, 2022, comprised primarily of contract termination costs of $0.6 million and termination benefits related to headcount reductions of $0.1 million. Employee termination benefits were recognized at the date employees were notified and post-employment benefits were accrued as the obligation was probable and estimable.

The following table summarizes activity in the Company’s restructuring-related liability during the three months ended December 31, 2022:

	Liability at	Restructuring	Payments/	Liability at
	September 30, 2022	Charges	Utilization	December 31, 2022
Employee-related costs	$—	$97,627	$(97,627)	$—
Research and development contract termination costs	—	540,058	(228,948)	311,110
Other	—	14,766	(9,844)	4,922
Total Accrued restructuring	$—	$652,451	$(336,419)	$316,032

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosures Regarding Forward-Looking Statements

The following should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report as well as in conjunction with the Risk Factors section in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as filed with the United States Securities and Exchange Commission (“SEC”) on December 21, 2022. This report and our Form 10-K include forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended.

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

We have repeatedly demonstrated in proof-of-concept preclinical animal studies the ability to address multiple disease-causing genes, and different causal mechanisms, to resolve the disease state without the limitations of early genetic medicine technologies. As further validation of our PATrOL™ platform’s capabilities, in FY2021 and FY2022, we described data illustrating that our first-in-class platform technology can address various types of causal insults by Drugging the Genome™ in animal models of a variety of human diseases after patient-friendly routes of administration and does so in a well-tolerated manner.

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

Critical Accounting Estimates and Policies

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our unaudited condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience, market and other conditions, and various other assumptions it believes to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, the estimation process is, by its nature, uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our unaudited condensed consolidated financial statements may be materially affected. In addition, if our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material effect in our unaudited condensed consolidated financial statements. We review our estimates, judgments, and assumptions used in our accounting practices periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that these estimates are reasonable; however, our actual results may differ from these estimates.

Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, and there have been no material changes to such policies or estimates during the three months ended December 31, 2022.

Recent Accounting Pronouncements

Please refer to Note 2, Significant Accounting Policies—Recent Accounting Pronouncements, in Item 1, Financial Statements, for a discussion of recent accounting pronouncements.

Results of Operations

Results of operations for the three months ended December 31, 2022, reflect the following changes from the three months ended December 31, 2021:

	Three Months Ended December 31,
	2022	2021	Change
OPERATING EXPENSES
General and administrative	$2,596,412	$2,935,710	$(339,298)
Research and development	1,351,407	4,369,257	(3,017,850)
Restructuring	652,451	—	652,451
TOTAL OPERATING EXPENSES	4,600,270	7,304,967	(2,704,697)
LOSS FROM OPERATIONS	(4,600,270)	(7,304,967)	2,704,697
OTHER INCOME (EXPENSE)
Interest expense	(1,868)	(15,219)	13,351
Interest income	147,604	1,254	146,350
Equity in losses on equity method investment	—	(415,744)	415,744
Other income, net	85,495	5,860	79,635
Total other income (expense), net	231,231	(423,849)	655,080
NET LOSS	$(4,369,039)	$(7,728,816)	$3,359,777

During the three months ended December 31, 2022, our operating loss decreased by $2.7 million compared to the three months ended December 31, 2021. Our net loss decreased by $3.4 million for the three months ended December 31, 2022, as compared to the three months ended December 31, 2021. Until we are able to generate revenue from product sales, our management expects to continue to incur net losses.

General and Administrative Expenses

General and administrative expenses consist primarily of legal and professional fees, wages and stock-based compensation. General and administrative expenses decreased by $0.3 million for the three months ended December 31, 2022, as compared to the three months ended December 31, 2021, primarily due to a decrease in wage expenses.

Research and Development Expenses

Research and development expenses consist primarily of professional fees, research, development, manufacturing expenses, wages and stock-based compensation. Due to the Company’s restructuring, research and development expenses decreased by $3.0 million for the three months ended December 31, 2022, as compared to the three months ended December 31, 2021, primarily due to a decrease in research, development, and manufacturing expenses, and wages and stock-based compensation.

Restructuring

Restructuring charges incurred during the three months ended December 31, 2022 relate primarily to the Company’s strategic restructuring to expand its focus to include the advancement of the differentiated gene editing capabilities of its platform. The restructuring costs were comprised primarily of contract termination costs of $0.6 million and termination benefits related to headcount reductions of $0.1 million. No restructuring charges were incurred during the three months ended December 31, 2021.

Equity in Losses on Equity Method Investment

We account for our investment in DepYmed common shares using the equity method of accounting and record our proportionate share of DepYmed’s net income and losses. As of December 31, 2022 and September 30, 2022, the carrying value of the DepYmed investment was $0 and, as such, the Company did not record its proportionate share of losses during the three months ended December 31, 2022. Equity in losses during the three months ended December 31, 2021 was $0.4 million.

Other Income, net

We recognized other income of $0.1 million during the three months ended December 31, 2022 related to the sale of certain research and development materials. Other income recognized during the three months ended December 31, 2021 was not material.

Liquidity, Capital Resources, Going Concern, and Financial Condition

We have had no revenues from product sales and have incurred operating losses since inception. As of December 31, 2022, we had cash and cash equivalents of $17.4 million. We have historically funded our operations through the sale of common stock and the issuance of convertible notes and warrants. We expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As a result, we will likely need to raise additional capital through one or more of the following: the issuance of additional debt or equity or the completion of a licensing transaction for one or more of our pipeline assets. Accordingly, there are material risks and uncertainties that raised substantial doubt about the Company’s ability to continue as a going concern. In October 2022, the Company announced a restructuring plan to reduce its operating expenses and extend its cash runway into the second quarter of calendar year 2024 based on current operating plans and estimates. Management believes it is probable that the restructuring plan will be effectively implemented within the next twelve months and that the restructuring plan, when implemented, will mitigate the conditions that gave rise to substantial doubt about the Company’s ability to continue as a going concern.

Net working capital decreased from September 30, 2022 to December 31, 2022 by $ 4.7 million (from $20.5 million to $15.8 million). We expect our annual cash burn to decrease in the fiscal year ending September 30, 2023, due to the restructuring actions that we have implemented since October 2022. We believe our current cash balance will provide sufficient capital to continue operations into the second calendar quarter of 2024.

We entered into a purchase agreement with Alumni Capital in December 2022, pursuant to which Alumni Capital is obligated to purchase up to $3.0 million of our common stock from time to time at our sole discretion over a 24-month period commencing on December 28, 2022. To date we have not sold any shares of common stock under the purchase agreement.

At present, we have no bank line of credit. Should we need additional capital in the future, we will be primarily reliant upon a private or public placement of our equity or debt securities, or a strategic transaction, for which there can be no warranty or assurance that we may be successful in such efforts. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. This could affect future development and business activities and potential future clinical studies and/or other future ventures. Failure to obtain additional equity or debt financing will have a material adverse impact on the Company’s business operations. There can be no assurance that we will be able to obtain the financing needed to achieve our goals on acceptable terms or at all. Additionally, any equity financings would likely have a dilutive effect on the holdings of the Company’s existing stockholders.

Cash Flow Summary

The following table summarizes selected items in our unaudited condensed consolidated statements of cash flows:

	Three months Ended December 31,
	2022	2021
Net cash used in operating activities	$(5,687,848)	$(5,268,446)
Net cash used in investing activities	(49,844)	(123,906)
Net cash used in financing activities	(28,645)	(174,975)
Net decrease in cash and cash equivalents	$(5,766,337)	$(5,567,327)

Operating Activities

Net cash used in operating activities was approximately $5.7 million for the three months ended December 31, 2022, as compared to approximately $5.3 million for the three months ended December 31, 2021. Net cash used in operating activities in the three months ended December 31, 2022, was primarily the result of our net loss, a decrease in accounts payable, accrued expenses and other current liabilities, operating lease liability and a net benefit for stock-based compensation expense, partially offset by depreciation and amortization expenses, and a decrease in prepaid insurance, other prepaid expenses and current assets. Net cash used in operating activities in the three months ended December 31, 2021, was primarily the result of our net loss and a decrease in accounts payable, partially offset by stock-based compensation expense, depreciation and amortization expenses, a decrease in prepaid expenses and other current assets and an increase in accrued expenses and other current liabilities.

Investing Activities

Net cash used in investing activities was approximately $0.05 million for the three months ended December 31, 2022, as compared to $0.1 million for the three months ended December 31, 2021. Net cash used in investing activities for the three months ended December 31, 2022 and 2021 was primarily due to the purchase of laboratory and office equipment.

Financing Activities

Net cash used in financing activities was approximately $0.03 million for the three months ended December 31, 2022, as compared to net cash used in financing activities of $0.2 million for the three months ended December 31, 2021. Net cash used in financing activities for the three months ended December 31, 2022 primarily reflects principal payment of our finance lease liability. Net cash used in financing activities for the three months ended December 31, 2021 primarily reflects the principal payments of financed insurance and principal payment of our finance lease liability, partially offset by the proceeds received from the exercise of stock options.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarterly period ended December 31, 2022.

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

ITEM 1A. RISK FACTORS

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business, prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, in addition to other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the caption “Risk Factors” that appear in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2022, filed with the U.S. Securities and Exchange Commission (“SEC”) on December 21, 2022. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit
2.1+	Agreement and Plan of Merger and Reorganization, dated as of January 2, 2019, by and among Ohr Pharmaceutical, Inc., Ohr Acquisition Corp. and NeuBase Therapeutics, Inc.	8-K	001-35963	1/3/2019	2.1

2.2	First Amendment to the Agreement and Plan of Merger and Reorganization, dated as of June 27, 2019, by and among Ohr Pharmaceutical, Inc., Ohr Acquisition Corp. and NeuBase Therapeutics, Inc.	8-K	001-35963	7/3/2019	2.1

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-35963	7/12/2019	3.1

3.2	Amended and Restated Bylaws of the Company.	8-K	001-35963	9/23/2019	3.1

4.1	Form of Series A Warrant issued to investors pursuant to the Securities Purchase Agreement, dated December 7, 2016, by and among Ohr Pharmaceutical, Inc. and the purchasers listed therein.	8-K	001-35963	12/8/2016	4.1

4.2	Form of Warrant issued to investors pursuant to the Securities Purchase Agreement, dated as of April 5, 2017, by and among Ohr Pharmaceutical, Inc. and the purchasers listed therein.	8-K	001-35963	4/6/2017	4.1

4.3	Form of Common Stock Certificate.	S-8	333-233346	8/16/2019	4.17

10.1	Purchase Agreement, dated December 28, 2022, by and between NeuBase Therapeutics, Inc. and Alumni Capital LP	8-K	001-35963	12/29/2022	10.1

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

** Furnished herewith.

+All schedules and exhibits to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NeuBase Therapeutics, Inc.

Date: February 14, 2023	/s/ Todd Branning
Todd Branning
Chief Financial Officer
(Principal Financial and Accounting Officer)