Form 10-Q
period 2023-03-31
NeuBase Therapeutics, Inc.
filed 2023-05-11
CIK 1173281

3……………….

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

As of May 8, 2023, 33,810,356 shares of the common stock, par value $0.0001, of the registrant were outstanding.

-i-

Introductory Note

On April 21, 2023, the Company’s Board of Directors approved a change in the Company’s fiscal year end from September 30 to December 31, effective for the fiscal year beginning January 1, 2023 and ending December 31, 2023. As a result of the change in year end, the Company will file a Transition Report on Form 10-QT for the period from October 1, 2022 through December 31, 2022. The Company’s 2023 fiscal year will run from January 1, 2023 through December 31, 2023.

-ii-

PART I.

ITEM 1. FINANCIAL STATEMENTS

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,845,045	$17,386,326
Prepaid insurance	45,444	188,266
Other prepaid expenses and current assets	323,102	391,655
Total current assets	14,213,591	17,966,247

EQUIPMENT, net	1,697,994	1,934,100

OTHER ASSETS
Right-of-use asset, operating lease asset	5,296,545	5,409,574
Security deposit	250,783	273,215
Total other assets	5,547,328	5,682,789

TOTAL ASSETS	$21,458,913	$25,583,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$590,189	$369,505
Accrued expenses and other current liabilities	800,565	1,227,656
Operating lease liabilities	479,493	469,118
Finance lease liabilities	49,816	78,987
Total current liabilities	1,920,063	2,145,266

Long-term operating lease liability	5,090,757	5,214,074
TOTAL LIABILITIES	7,010,820	7,359,340

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 33,810,356 and 33,155,356 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	3,381	3,315
Additional paid-in capital	125,651,217	125,333,873
Accumulated deficit	(111,206,505)	(107,113,392)
TOTAL STOCKHOLDERS’ EQUITY	14,448,093	18,223,796

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,458,913	$25,583,136

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2023	2022
OPERATING EXPENSES
General and administrative	$2,917,315	$3,093,713
Research and development	1,240,246	6,835,670
Restructuring	6,727	—
TOTAL OPERATING EXPENSES	4,164,288	9,929,383

LOSS FROM OPERATIONS	(4,164,288)	(9,929,383)

OTHER INCOME (EXPENSE)
Interest expense	(2,354)	(3,316)
Interest income	178,377	3,445
Other income (expense), net	(104,848)	5,225
Total other income (expense), net	71,175	5,354

NET LOSS	$(4,093,113)	$(9,924,029)

BASIC AND DILUTED LOSS PER SHARE	$(0.12)	$(0.30)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	33,548,356	32,683,263

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

			Additional		Total
	Common Stock		Paid-In		Stockholders’
	Shares	Amount	Capital	Accumulated Deficit	Equity
Balance as of December 31, 2022	33,155,356	$3,315	$125,333,873	$(107,113,392)	$18,223,796
Stock-based compensation expense	—	—	316,689	—	316,689
Exercise of stock options	655,000	66	655	—	721
Net loss	—	—	—	(4,093,113)	(4,093,113)
Balance as of March 31, 2023	33,810,356	$3,381	$125,651,217	$(111,206,505)	$14,448,093

			Additional		Total
	Common Stock		Paid-In		Stockholders’
	Shares	Amount	Capital	Accumulated Deficit	Equity
Balance as of December 31, 2021	32,768,184	$3,276	$123,827,646	$(76,696,719)	$47,134,203
Stock-based compensation expense	—	—	952,828	—	952,828
Issuance of restricted stock for services	(509,527)	(51)	51	—	—
Net loss	—	—	—	(9,924,029)	(9,924,029)
Balance as of March 31, 2022	32,258,657	$3,225	$124,780,525	$(86,620,748)	$38,163,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(4,093,113)	$(9,924,029)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	316,689	952,828
Depreciation and amortization	187,444	190,917
Loss on disposal of fixed assets	53,609	(7,595)
Amortization of right-of-use assets	113,029	122,353
Changes in operating assets and liabilities
Prepaid insurance, other prepaid expenses and current assets	211,375	(103,760)
Security deposit	22,432	(19,600)
Accounts payable	244,012	427,530
Accrued expenses and other current liabilities	(390,446)	289,507
Operating lease liability	(112,942)	(120,564)
Net cash used in operating activities	(3,447,911)	(8,192,413)

Cash flows from investing activities
Purchase of laboratory and office equipment	(13,447)	(148,411)
Proceeds received on sale of equipment	8,500	—
Net cash used in investing activities	(4,947)	(148,411)
Cash flows from financing activities
Principal payment of finance lease liability	(29,171)	(27,120)
Payment of issuance costs for equity commitment	(59,973)	—
Proceeds from exercise of stock options	721	—
Net cash used in financing activities	(88,423)	(27,120)
Net decrease in cash and cash equivalents	(3,541,281)	(8,367,944)
Cash and cash equivalents, beginning of period	17,386,326	47,326,060
Cash and cash equivalents, end of period	$13,845,045	$38,958,116

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Purchases of laboratory and office equipment in accounts payable	$13,447	$—
Right-of-use asset obtained in exchange for operating lease liabilities	$—	$164,613

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

Liquidity and Going Concern

The Company has had no revenues from product sales and has incurred operating losses since inception. As of March 31, 2023, the Company had $13.8 million in cash and cash equivalents, and during the three months ended March 31, 2023, incurred a loss from operations of $4.2 million and used $3.4 million of cash in operating activities.

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

Change in Year End

On April 21, 2023, the Company’s Board of Directors approved a change in the Company’s fiscal year end from September 30 to December 31, effective for the fiscal year beginning January 1, 2023 and ending December 31, 2023.  As a result of the change in year end, the Company will file a Transition Report on Form 10-QT for the period from October 1, 2022 through December 31, 2022.  The Company’s 2023 fiscal year will run from January 1, 2023 through December 31, 2023.

2.  Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended September 30, 2022 included in the Company’s Annual Report on Form 10-K (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on December 21, 2023. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated during the consolidation process. The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state the Company’s financial position, results of operations and cash flows. The unaudited condensed consolidated financial statements for the interim periods are not necessarily indicative of results for the full year. The preparation of these unaudited condensed consolidated financial statements requires the Company to make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes. The Company’s actual results may differ from these estimates under different assumptions or conditions.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s unaudited condensed consolidated financial statements relate to the valuation of stock-based compensation and the valuation allowance of deferred tax assets resulting from net operating losses. These estimates and assumptions are based on current facts, historical experience and various other

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources.

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

The following potentially dilutive securities outstanding as of March 31, 2023 and 2022 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	As of March 31,
	2023	2022
Common stock purchase options	6,446,509	8,421,475
Restricted stock units	396,460	—
Common stock purchase warrants	180,000	875,312
	7,022,969	9,296,787

Recent Accounting Pronouncements

In November 2021, the FASB issued ASU No. 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance”, which amends disclosures to increase transparency of government assistance, including (i) the types of assistance, (ii) accounting for the assistance and (iii) the effect of the assistance on an entity’s financial statements. The standard is effective for all business entities for annual periods beginning after December 15, 2021; therefore, it will be effective beginning with the Company’s financial statements issued for the fiscal year ending December 31, 2022. While the adoption of this guidance will not have an impact on the Company’s consolidated balance sheet or statement of operations, the adoption of this guidance may require additional annual disclosures in the Company’s financial statements for the fiscal year ending December 31, 2023, which the Company is currently in the process of assessing.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. ASU 2016-13 also provides updated guidance regarding the impairment of available-for-sale debt securities and includes additional disclosure requirements. The new guidance is effective for public business entities that meet the definition of a Smaller Reporting Company as defined by the Securities and Exchange Commission for

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

interim and annual periods beginning after December 15, 2022. The Company adopted this guidance as of January 1, 2023, with minimal impact upon adoption.

3.  Other Prepaid Expenses and Current Assets

The Company’s prepaid expenses and other current assets consisted of the following:

	As of March 31,	As of December 31,
	2023	2022
	Unaudited	Unaudited
Prepaid research and development expense	$64,032	$67,027
Accounts receivable	—	150,000
Other prepaid expenses and other current assets	259,070	174,628
Total	$323,102	$391,655

4.  Equipment

The Company’s equipment consisted of the following:

	As of March 31,	As of December 31,
	2023	2022
	Unaudited	Unaudited
Laboratory equipment	$2,964,067	$3,048,579
Office equipment	259,978	259,978
Leasehold improvements	31,405	17,958
Total	3,255,450	3,326,515
Accumulated depreciation and amortization	(1,557,456)	(1,392,415)
Equipment, net	$1,697,994	$1,934,100

Depreciation expense for the three months ended March 31, 2023 and 2022 was approximately $0.2 million and $0.2 million, respectively.

5.  Accrued Expenses and Other Current Liabilities

The Company’s accrued expenses and other current liabilities consisted of the following:

	As of March 31,	As of December 31,
	2023	2022
	Unaudited	Unaudited
Accrued compensation and benefits	$456,948	$171,572
Accrued consulting settlement	—	225,000
Accrued professional fees	149,098	241,808
Accrued research and development	53,738	20,684
Accrued franchise tax	109,680	217,440
Accrued restructuring	—	316,032
Other accrued expenses	31,101	35,120
Total	$800,565	$1,227,656

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.  Stockholders’ Equity

Equity Purchase Agreement

On December 28, 2022, the Company entered into a purchase agreement (the “Equity Purchase Agreement”) with Alumni Capital LP, a Delaware limited partnership (“Alumni Capital”), pursuant to which the Company agreed to sell, and Alumni Capital agreed to purchase, upon request of the Company in one or more transactions, a number of shares of the Company’s common stock providing aggregate gross proceeds to the Company of up to $3,000,000 (subject to the right, but not the obligation, of the Company to increase such amount up to $10,000,000 pursuant to the terms of the Equity Purchase Agreement) (the “Maximum Investment Amount”). The Equity Purchase Agreement expires upon the earlier of the aggregate gross proceeds from the sale of shares of common stock meeting the Maximum Investment Amount or December 28, 2024.

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

As of March 31, 2023, the Company has not sold any shares of common stock under the Equity Purchase Agreement.

Warrants

Below is a summary of the Company’s issued and outstanding warrants as of March 31, 2023:

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Expiration date	Exercise Price	Warrants Outstanding
July 6, 2023	$8.73	105,000
September 20, 2024	6.50	75,000
		180,000

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(in years)
Outstanding as of December 31, 2022	180,000	$7.80
Expired	—	—
Outstanding as of March 31, 2023	180,000	7.80	0.8
Exercisable as of March 31, 2023	180,000	$7.80	0.8

7.  Stock-Based Compensation

As of March 31, 2023, an aggregate of 7,338,482 shares of common stock were authorized under the Company’s 2019 Stock Incentive Plan (the “2019 Plan”), subject to an “evergreen” provision that will automatically increase the maximum number of shares of common stock that may be issued under the term of the 2019 Plan. As of March 31, 2023, 2,068,551 shares of common stock were available for future grants under the 2019 Plan. As of March 31, 2023, 291,667 shares of common stock were authorized under the Company’s 2016 Consolidated Stock Incentive Plan (the “2016 Plan”) and 228,041 shares of common stock were available for future grants under the 2016 Plan.

The Company recorded stock-based compensation expense in the following expense categories of its unaudited condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
General and administrative	$272,210	$554,661
Research and development	44,479	398,167
Total	$316,689	$952,828

Stock Options

Below is a table summarizing the options issued and outstanding as of and for the three months ended March 31, 2023:

		Weighted-	Weighted-
		Average	Average	Total
		Exercise	Remaining	Aggregate
		Price Per	Contractual	Intrinsic
	Stock Options	Share	Life (in years)	Value
Outstanding at December 31, 2022	7,310,686	2.66
Granted	37,500	0.22
Exercised	(655,000)	0.00
Forfeited	(246,677)	6.18
Outstanding at March 31, 2023	6,446,509	2.78	6.5	$343,101
Exercisable as of March 31, 2023	4,543,451	$2.96	5.5	$343,101

As of March 31, 2023, unrecognized compensation costs associated with the stock options of $1.1 million will be recognized over an estimated weighted average amortization period of 1.5 years.

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The intrinsic value of options exercised during the three months ended March 31, 2023 and 2022 was $0.1 million and $0.1 million, respectively.

The weighted average grant date fair value of options granted during the three months ended March 31, 2023 and 2022 was $0.16 and $1.40, respectively.

Key assumptions used to estimate the fair value of the stock options granted during the three months ended March 31, 2023 and 2022 included:

Three Months Ended March 31,
	2023	2022
Expected term of options (years)	5.4 - 6.1	5.3 - 6.1
Expected common stock price volatility	82.3% - 85.2%	73.8% - 77.2%
Risk-free interest rate	3.5% - 4.0%	1.4% - 2.6%
Expected dividend yield	—	—

Restricted Stock Units

Below is a table summarizing the restricted stock units granted and outstanding as of and for the three months ended March 31, 2023:

		Weighted-
		Average Grant
	Restricted Stock	Date Fair Value
	Units	Price
Unvested as of December 31, 2022	—	$—
Granted	396,460	0.20
Forfeited	—	—
Unvested as of March 31, 2023	396,460	0.20
Total unrecognized expense remaining	$77,178
Weighted-average years expected to be recognized over	2.1

8. Restructuring

Restructuring charges relate primarily to the Company’s strategic restructuring to expand its focus to include the advancement of the differentiated gene editing capabilities of its platform. The Company recognized restructuring costs of approximately $7 thousand during the three months ended March 31, 2023, comprised primarily of contract termination costs.

The following table summarizes activity in the Company’s restructuring-related liability during the three months ended March 31, 2023:

		Restructuring	Payments/
		Charges	Utilization
	Liability at	(Three Months Ended	(Three Months Ended	Liability at
	December 31, 2022	March 31, 2023)	March 31, 2023)	March 31, 2023
Research and development contract termination costs	311,110	2,490	(313,600)	—
Other	4,922	4,237	(9,159)	—
Total Accrued restructuring	$316,032	$6,727	$(322,759)	$—

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

Change in Year End

On April 21, 2023, the Company’s Board of Directors approved a change in the Company’s fiscal year end from September 30 to December 31, effective for the fiscal year beginning January 1, 2023 and ending December 31, 2023. As a result of the change in year end, the Company will file a Transition Report on Form 10-QT for the period from October 1, 2022 through December 31, 2022. The Company’s 2023 fiscal year will run from January 1, 2023 through December 31, 2023.

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

Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, and there have been no material changes to such policies or estimates during the three months ended March 31, 2023.

Recent Accounting Pronouncements

Please refer to Note 2, Significant Accounting Policies—Recent Accounting Pronouncements, in Item 1, Financial Statements, for a discussion of recent accounting pronouncements.

Results of Operations

Results of operations for the three months ended March 31, 2023, reflect the following changes from the three months ended March 31, 2022:

	Three Months Ended March 31,
	2023	2022	Change
OPERATING EXPENSES
General and administrative	$2,917,315	$3,093,713	$(176,398)
Research and development	1,240,246	6,835,670	(5,595,424)
Restructuring	6,727	—	6,727
TOTAL OPERATING EXPENSES	4,164,288	9,929,383	(5,765,095)
LOSS FROM OPERATIONS	(4,164,288)	(9,929,383)	5,765,095
OTHER INCOME (EXPENSE)
Interest expense	(2,354)	(3,316)	962
Interest income	178,377	3,445	174,932
Other income (expense), net	(104,848)	5,225	(110,073)
Total other income (expense), net	71,175	5,354	65,821
NET LOSS	$(4,093,113)	$(9,924,029)	$5,830,916

During the three months ended March 31, 2023, our operating loss decreased by $5.8 million compared to the three months ended March 31, 2022. Our net loss decreased by $5.8 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. Until we are able to generate revenue from product sales, our management expects to continue to incur net losses.

General and Administrative Expenses

General and administrative expenses consist primarily of legal and professional fees, wages and stock-based compensation. General and administrative expenses decreased by $0.2 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to a decrease in consulting and wage expenses.

Research and Development Expenses

The following table summarizes the Company’s research and development expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change
Research and development
Professional consultation and other analytical work	$400	$940,028	$(939,628)
Lab Supplies, chemicals and manufacturing expenses	463,036	4,064,420	(3,601,384)
Employee wages, benefits, and payroll taxes	392,153	1,058,270	(666,117)
Stock-based compensation expense	44,479	398,167	(353,688)
Facility, depreciation and other expenses	340,178	374,785	(34,607)
Total research and development	$1,240,246	$6,835,670	$(5,595,424)

The decrease of approximately $5.6 million of research and development expenses was primarily attributable to $0.9 million of decreased professional consultation and other analytical work; $3.6 million of decreased lab supplies, chemicals, and manufacturing expenses; $0.7 million decrease of employee wages, benefits, and payroll taxes; $0.4 million of decreased stock-based compensation expense; $0.03 million of decreased equipment, depreciation, and facility costs. The overall decrease is primarily related to the Company’s strategic restructuring to expand its focus to include the advancement of the differentiated gene editing capabilities of its platform As part of the development pipeline shift to gene editing, the Company has deferred preclinical activities for its myotonic dystrophy type 1 (DM1), Huntington’s disease (HD), and KRAS programs resulting in the overall decrease in research and development expenses for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

Restructuring

Restructuring charges relate primarily to the Company’s strategic restructuring to expand its focus to include the advancement of the differentiated gene editing capabilities of its platform.  The Company recognized restructuring costs of approximately $7 thousand during the three months ended March 31, 2023, comprised primarily of contract termination costs.  No restructuring charges were incurred during the three months ended March 31, 2022.

The following table summarizes activity in the Company’s restructuring-related liability during the three months ended March 31, 2023:

		Restructuring	Payments/
		Charges	Utilization
	Liability at	(Three Months Ended	(Three Months Ended	Liability at
	December 31, 2022	March 31, 2023)	March 31, 2023)	March 31, 2023
Research and development contract termination costs	311,110	2,490	(313,600)	—
Other	4,922	4,237	(9,159)	—
Total Accrued restructuring	$316,032	$6,727	$(322,759)	$—

Other Income (Expense), net

We recognized other income (expense), net of $0.07 million during the three months ended March 31, 2023 was primarily related to  interest income earned in our investment account, partially offset by interest expense.

Liquidity, Capital Resources, Going Concern, and Financial Condition

We have had no revenues from product sales and have incurred operating losses since inception. As of March 31, 2023, we had cash and cash equivalents of $13.8 million. We have historically funded our operations through the sale of common stock and the issuance of convertible notes and warrants. We expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As a result, we will likely need to raise additional capital through one or more of the following: the issuance of additional debt or equity or the completion of a licensing transaction for one or more of our pipeline assets.

Net working capital decreased from December 31, 2022 to March 31, 2023 by $3.5 million (from $15.8 million to $12.3 million). We expect our annual cash burn to decrease in the fiscal year ending December 31, 2023, due to the restructuring actions that we have implemented since October 2022.

We entered into a purchase agreement with Alumni Capital in December 2022, pursuant to which Alumni Capital is obligated to purchase up to $3.0 million of our common stock from time to time at our sole discretion over a 24-month period commencing on December 28, 2022. To date, we have not sold any shares of common stock under the purchase agreement.

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

Cash Flow Summary

The following table summarizes selected items in our unaudited condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(3,447,911)	$(8,192,413)
Net cash used in investing activities	(4,947)	(148,411)
Net cash used in financing activities	(88,423)	(27,120)
Net decrease in cash and cash equivalents	$(3,541,281)	$(8,367,944)

Operating Activities

Net cash used in operating activities was approximately $3.4 million for the three months ended March 31, 2023, as compared to approximately $8.2 million for the three months ended March 31, 2022. Net cash used in operating activities in the three months ended March 31, 2023 was primarily the result of our net loss, a decrease in accrued expenses and other current liabilities and operating lease liability, partially offset by stock-based compensation expense, depreciation and amortization expenses, a decrease in prepaid insurance, other prepaid expenses and current assets and an increase in accounts payable. Net cash used in operating activities in the three months ended March 31, 2022 was primarily the result of our net loss and an increase in prepaid expenses and other current assets, partially offset by stock-based compensation expense, depreciation and amortization expenses and an increase in accounts payable and accrued expenses and other current liabilities.

Investing Activities

Net cash used in investing activities was approximately $5 thousand for the three months ended March 31, 2023, as compared to $0.2 million for the three months ended March 31, 2022. Net cash used in investing activities for the three months ended March 31, 2023 was primarily due to the purchase of leasehold improvements, and the proceeds received on sale of lab equipment. Net cash used in investing activities for the three months ended March 31, 2022 was primarily due to the purchase of laboratory and office equipment.

Financing Activities

Net cash used in financing activities was approximately $0.08 million for the three months ended March 31, 2023, as compared to net cash used in financing activities of $0.03 million for the three months ended March 31, 2022. Net cash used in financing activities for the three months ended March 31, 2023 primarily reflects principal payment of our finance lease liability and payment of issuance costs for the equity commitment, partially offset by the proceeds received from the exercise of stock options. Net cash used in financing activities for the three months ended March 31, 2022 primarily reflects the principal payment of our finance lease liability.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarterly period ended March 31, 2023.

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern. We have had no revenues from product sales and have incurred operating losses since inception. As of March 31, 2023, we had $13.8 million in cash and cash equivalents and during the three months ended March 31, 2023, we incurred a loss from operations of $4.2 million and used $3.4 million of cash in operating activities. Our existing balance of cash and cash equivalents may not be sufficient to enable us to fund our operations for at least the next twelve months from the date that this Quarterly Report on Form 10-Q is filed with the SEC. These factors raise substantial doubt about our ability to continue as a going concern within one year from the issuance date of this filing.

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and results of operations.

As widely reported, global credit and financial markets have experienced volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, rising inflation, rising interest rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates, uncertainty about economic stability, failures of certain U.S. and international financial institutions and liquidity concerns at other financial institutions.  There can be no assurances that further deterioration in credit and financial markets and confidence in economic conditions will not occur.  Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions.  If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive.  Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and price of the Company’s common stock, and could require us to delay or abandon clinical development plans.

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

NeuBase Therapeutics, Inc.

Date: May 11, 2023	/s/ Todd Branning
Todd Branning
Chief Financial Officer
(Principal Financial and Accounting Officer)