Form 10-QT
period 2022-12-31
NeuBase Therapeutics, Inc.
filed 2023-06-05
CIK 1173281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QT

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

Or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from October 1, 2022 to December 31, 2022.

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

Former Fiscal Year: September 30

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

As of May 26, 2023, 33,810,356 shares of the common stock, par value $0.0001, of the registrant were outstanding.

-i-

Introductory Note to this Transition Report

On April 21, 2023, the Board of Directors of NeuBase Therapeutics, Inc. (the “Company”) approved a change in the Company’s fiscal year end from September 30 to December 31, effective for the fiscal year beginning January 1, 2023 and ending December 31, 2023. As a result of the change in year end, the Company is filing this Transition Report on Form 10-QT for the period from October 1, 2022 through December 31, 2022. The Company’s 2023 fiscal year will run from January 1, 2023 through December 31, 2023.

-ii-

PART I.

ITEM 1. FINANCIAL STATEMENTS

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2022	2022
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,386,326	$23,152,663
Prepaid insurance	188,266	319,699
Other prepaid expenses and current assets	391,655	1,176,303
Total current assets	17,966,247	24,648,665

EQUIPMENT, net	1,934,100	2,156,851

OTHER ASSETS
Right-of-use asset, operating lease asset	5,409,574	5,614,698
Security deposit	273,215	273,215
Total other assets	5,682,789	5,887,913

TOTAL ASSETS	$25,583,136	$32,693,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$369,505	$1,843,027
Accrued expenses and other current liabilities	1,227,656	1,662,660
Operating lease liabilities	469,118	553,066
Finance lease liabilities	78,987	107,632
Total current liabilities	2,145,266	4,166,385

Long-term operating lease liability	5,214,074	5,335,164
TOTAL LIABILITIES	7,359,340	9,501,549

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and September 30, 2022	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 33,155,356. and 33,008,657 shares issued and outstanding as of December 31, 2022 and September 30, 2022, respectively	3,315	3,300
Additional paid-in capital	125,333,873	125,932,933
Accumulated deficit	(107,113,392)	(102,744,353)
TOTAL STOCKHOLDERS’ EQUITY	18,223,796	23,191,880

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,583,136	$32,693,429

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

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Organization, Description of Business and Liquidity

NeuBase Therapeutics, Inc. and its subsidiaries (the “Company” or “NeuBase”) are developing a modular peptide-nucleic acid (“PNA”) antisense oligo (“PATrOL™”) platform to address genetic diseases, with a single, cohesive approach. NeuBase plans to use its platform to address diseases which have a genetic source, with an initial focus on gene silencing in myotonic dystrophy type 1 (“DM1”), Huntington’s disease (“HD”), and oncology, and in gene editing applications.

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

Change in Year End

On April 21, 2023, the Company’s Board of Directors approved a change in the Company’s fiscal year end from September 30 to December 31, effective for the fiscal year beginning January 1, 2023 and ending December 31, 2023.  As a result of the change in year end, the Company is filing this Transition Report on Form 10-QT for the period from October 1, 2022 through December 31, 2022.  The Company’s 2023 fiscal year will run from January 1, 2023 through December 31, 2023.

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

In November 2021, the FASB issued ASU No. 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance”, which amends disclosures to increase transparency of government assistance, including (i) the types of assistance, (ii) accounting for the assistance and (iii) the effect of the assistance on an entity’s financial statements. The standard is effective for all business entities for annual periods beginning after December 15, 2021; therefore, it will be effective beginning with the Company’s financial statements issued for the fiscal year ending December 31, 2022. While the adoption of this guidance will not have an impact on the Company’s consolidated balance sheet or statement of operations, the adoption of this guidance may require additional annual disclosures in the Company’s financial statements for the fiscal year ending December 31, 2022, which the Company is currently in the process of assessing.

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

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Key assumptions used to estimate the fair value of the stock options granted during the three months ended December 31, 2022 and 2021 included:

Three Months Ended December 31,
	2022	2021
Expected term of options (years)	5.3 - 6.1	5.1 - 6.1
Expected common stock price volatility	79.2% - 82.4%	73.8%- 74.5%
Risk-free interest rate	3.8% - 4.3%	1.1% - 1.4%
Expected dividend yield	—	—

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

The following table summarizes activity in the Company’s restructuring-related liability during the three months ended December 31, 2022:

		Restructuring	Payments/
		Charges	Utilization
	Liability at	(Three Months Ended	(Three Months Ended	Liability at
	September 30, 2022	December 31, 2022)	December 31, 2022)	December 31, 2022
Employee-related costs	$—	$97,627	$(97,627)	$—
Research and development contract termination costs	—	540,058	(228,948)	311,110
Other	—	14,766	(9,844)	4,922
Total Accrued restructuring	$—	$652,451	$(336,419)	$316,032

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

This report includes “forward-looking statements” within the meaning of Section 21E of the Exchange Act. Those statements include statements regarding the intent, belief or current expectations of the Company and its subsidiaries and our management team. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include but are not limited to those risks and uncertainties set forth in Part II, Item 1A – Risk Factors of this Transition Report and in Part I, Item 1A – Risk Factors of our Annual Report on Form 10-K. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this Transition Report on Form 10-QT and in our Annual Report on Form 10-K, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Further, these forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward-looking statements and we disclaim any intent to update forward-looking statements after the date of this report to reflect subsequent developments. Accordingly, you should also carefully consider the factors set forth in other reports or documents that we file from time to time with the SEC.

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

Change in Year End

On April 21, 2023, the Company’s Board of Directors approved a change in the Company’s fiscal year end from September 30 to December 31, effective for the fiscal year beginning January 1, 2023 and ending December 31, 2023. As a result of the change in year end, the Company is filing this Transition Report on Form 10-QT for the period from October 1, 2022 through December 31, 2022. The Company’s 2023 fiscal year will run from January 1, 2023 through December 31, 2023.

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

Research and Development Expenses

The following table summarizes the Company’s research and development expenses for the three months ended December 31, 2022 and 2021:

	Three Months Ended December 31,
	2022	2021	Change
Research and development
Professional consultation and other analytical work	$835,285	$869,688	$(34,403)
Lab Supplies, chemicals and manufacturing expenses	311,939	1,499,917	(1,187,978)
Employee wages, benefits, and payroll taxes	665,551	1,213,547	(547,996)
Stock-based compensation expense	(785,407)	466,073	(1,251,480)
Facility, depreciation and other expenses	324,039	320,032	4,007
Total Research and development	$1,351,407	$4,369,257	$(3,017,850)

The decrease of approximately $3.0 million of research and development expenses was primarily attributable to $34 thousand of decreased professional consultation and other analytical work; $1.2 million of decreased lab supplies, chemicals, and manufacturing expenses; $0.5 million decrease in employee wages, benefits, and payroll taxes; $1.3 million of decreased stock-based compensation expense; $4 thousand of increased equipment, depreciation, and facility costs. The overall decrease is primarily related to the Company’s strategic restructuring to expand its focus to include the advancement of the differentiated gene editing capabilities of its platform. As part of the development pipeline shift to gene editing, the Company has deferred preclinical activities for its myotonic dystrophy type 1 (DM1), Huntington’s disease (HD), and KRAS programs resulting in the overall decrease in research and development expenses for the three months ended December 31, 2022, as compared to the three months ended December 31, 2021.

Restructuring

Restructuring charges incurred during the three months ended December 31, 2022 relate primarily to the Company’s strategic restructuring to expand its focus to include the advancement of the differentiated gene editing capabilities of its platform. The Company recognized restructuring costs of approximately $0.7 million during the three months ended December 31, 2022, comprised primarily of contract termination costs of $0.6 million and termination benefits related to headcount reductions of $0.1 million. Employee termination benefits were recognized at the date employees were notified and post-employment benefits were accrued as the obligation was probable and estimable. No restructuring charges were incurred during the three months ended December 31, 2021.

The following table summarizes the Company’s restructuring expenses incurred during the three months ended December 31, 2022:

Restructuring
Charges
(Three Months Ended
December 31, 2022)
Employee-related costs	$97,627
Research and development contract termination costs	540,058
Other	14,766
Total Restructuring expense	$652,451

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

ITEM 1A. RISK FACTORS

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business, prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, in addition to other information contained in this Transition Report on Form 10-QT, you should carefully consider the factors discussed under the caption “Risk Factors” that appear in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2022, filed with the U.S. Securities and Exchange Commission (“SEC”) on December 21, 2022. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations. Other than the following disclosed risk factors, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2022.

Risks Related to the Company

Management has determined that there are factors that raise substantial doubt about our ability to continue as a going concern.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern. We have had no revenues from product sales and have incurred operating losses since inception. As of December 31, 2022, we had $17.4 million in cash and cash equivalents, and during the three months ended December 31, 2022, we incurred a loss from operations of $4.6 million and used $5.7 million of cash in operating activities. Our existing balance of cash and cash equivalents may not be sufficient to enable us to fund our operations for at least the next twelve months from the date that this Transition Report on Form 10-QT is filed with the SEC. These factors raised substantial doubt about our ability to continue as a going concern within one year from the issuance date of this filing.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit
2.1+	Agreement and Plan of Merger and Reorganization, dated as of January 2, 2019, by and among Ohr Pharmaceutical, Inc., Ohr Acquisition Corp. and NeuBase Therapeutics, Inc.	8-K	001-35963	1/3/2019	2.1

2.2	First Amendment to the Agreement and Plan of Merger and Reorganization, dated as of June 27, 2019, by and among Ohr Pharmaceutical, Inc., Ohr Acquisition Corp. and NeuBase Therapeutics, Inc.	8-K	001-35963	7/3/2019	2.1

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-35963	7/12/2019	3.1

3.2	Amended and Restated Bylaws of the Company.	8-K	001-35963	9/23/2019	3.1

4.1	Form of Common Stock Certificate.	S-8	333-233346	8/16/2019	4.17

10.1	Purchase Agreement, dated December 28, 2022, by and between NeuBase Therapeutics, Inc. and Alumni Capital LP	8-K	001-35963	12/29/2022	10.1

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

NeuBase Therapeutics, Inc.

Date: June 5, 2023	/s/ Todd Branning
Todd Branning
Chief Financial Officer
(Principal Financial and Accounting Officer)