Form 10-Q
period 2023-09-30
NeuBase Therapeutics, Inc.
filed 2023-11-09
CIK 1173281

3……………….

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

As of November 06, 2023, 3,729,206 shares of the common stock, par value $0.0001, of the registrant were outstanding.

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

PART I.

ITEM 1. FINANCIAL STATEMENTS

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,570,359	$17,386,326
Assets held for sale	429,140	—
Prepaid insurance	259,583	188,266
Other prepaid expenses and current assets	92,950	391,655
Total current assets	13,352,032	17,966,247

EQUIPMENT, net	79,665	1,934,100

OTHER ASSETS
Right-of-use asset, operating lease asset	5,064,184	5,409,574
Security deposit	125,391	273,215
Total other assets	5,189,575	5,682,789

TOTAL ASSETS	$18,621,272	$25,583,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$258,644	$369,505
Accrued expenses and other current liabilities	462,186	1,227,656
Warrant liabilities	3,428,601	—
Operating lease liabilities	500,817	469,118
Finance lease liabilities	—	78,987
Total current liabilities	4,650,248	2,145,266

Long-term operating lease liability	4,834,348	5,214,074
TOTAL LIABILITIES	9,484,596	7,359,340

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 3,729,206 and 1,657,768 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	373	166
Additional paid-in capital	125,610,714	125,337,022
Accumulated deficit	(116,474,411)	(107,113,392)
TOTAL STOCKHOLDERS’ EQUITY	9,136,676	18,223,796

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,621,272	$25,583,136

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
OPERATING EXPENSES
General and administrative	$1,203,020	$2,236,325	$6,523,996	$8,934,037
Research and development	387,564	5,487,056	2,912,094	17,079,335
Restructuring and impairment	1,222,592	—	1,229,319	—
TOTAL OPERATING EXPENSES	2,813,176	7,723,381	10,665,409	26,013,372

LOSS FROM OPERATIONS	(2,813,176)	(7,723,381)	(10,665,409)	(26,013,372)

OTHER INCOME (EXPENSE)
Interest expense	(122)	(2,693)	(3,206)	(8,828)
Interest income	162,924	106,710	457,349	147,302
Loss on issuance of common stock and warrants	(660)	—	(1,312,212)	—
Change in fair value of warrant liabilities	810,895	—	2,241,246	—
Other income (expense), net	19,027	(12,524)	(78,787)	(172,736)
Total other income (expense), net	992,064	91,493	1,304,390	(34,262)

NET LOSS	$(1,821,112)	$(7,631,888)	$(9,361,019)	$(26,047,634)

BASIC AND DILUTED LOSS PER SHARE	$(0.66)	$(4.73)	$(4.57)	$(16.08)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	2,757,576	1,614,156	2,046,477	1,620,344

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

			Additional		Total
	Common Stock		Paid-In		Stockholders’
	Shares	Amount	Capital	Accumulated Deficit	Equity
Balance as of December 31, 2022	1,657,768	$166	$125,337,022	$(107,113,392)	$18,223,796
Stock-based compensation expense	—	—	316,689	—	316,689
Exercise of stock options	32,750	3	718	—	721
Net loss	—	—	—	(4,093,113)	(4,093,113)
Balance as of March 31, 2023	1,690,518	$169	$125,654,429	$(111,206,505)	$14,448,093
Stock-based compensation expense	—	—	245,012	—	245,012
Issuance of common stock	187,700	19	—	—	19
Cash paid in lieu of fractional shares from reverse stock split	(72)	—	(9)	—	(9)
Net loss	—	—	—	(3,446,794)	(3,446,794)
Balance as of June 30, 2023	1,878,146	$188	$125,899,432	$(114,653,299)	$11,246,321
Stock-based compensation benefit	—	—	(292,343)	—	(292,343)
Exercise of stock options	93,234	9	2,042	—	2,051
Exercise of warrants	1,757,826	176	1,583	—	1,759
Net loss	—	—	—	(1,821,112)	(1,821,112)
Balance as of September 30, 2023	3,729,206	$373	$125,610,714	$(116,474,411)	$9,136,676

			Additional		Total
	Common Stock		Paid-In		Stockholders’
	Shares	Amount	Capital	Accumulated Deficit	Equity
Balance as of December 31, 2021	1,638,409	$164	$123,830,758	$(76,696,719)	$47,134,203
Stock-based compensation expense	—	—	952,828	—	952,828
Forfeiture of common stock	(25,476)	(3)	3	—	—
Net loss	—	—	—	(9,924,029)	(9,924,029)
Balance as of March 31, 2022	1,612,933	$161	$124,783,589	$(86,620,748)	$38,163,002
Stock-based compensation expense	—	—	641,046	—	641,046
Net loss	—	—	—	(8,491,717)	(8,491,717)
Balance as of June 30, 2022	1,612,933	$161	$125,424,635	$(95,112,465)	$30,312,331
Stock-based compensation expense	—	—	510,612	—	510,612
Exercise of stock options	37,500	4	821	—	825
Net loss	—	—	—	(7,631,888)	(7,631,888)
Balance as of September 30, 2022	1,650,433	$165	$125,936,068	$(102,744,353)	$23,191,880

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NeuBase Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(9,361,019)	$(26,047,634)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	269,358	2,104,485
Loss on issuance of common stock and warrants	1,312,212	—
Change in fair value of warrant liabilities	(2,241,246)	—
Depreciation and amortization	509,304	585,812
Loss on disposal of fixed assets	63,830	3,844
Impairment	857,109	—
Equity in losses on equity method investment	—	3
Amortization of right-of-use assets	345,390	391,611
Changes in operating assets and liabilities
Prepaid insurance, other prepaid expenses and current assets	227,388	(338,021)
Security deposit	147,824	(19,600)
Accounts payable	(110,861)	715,284
Accrued expenses and other current liabilities	(765,470)	(750,222)
Operating lease liability	(348,027)	(389,082)
Net cash used in operating activities	(9,094,208)	(23,743,520)

Cash flows from investing activities
Purchase of laboratory and office equipment	(13,447)	(347,835)
Proceeds received on sale of equipment	8,500	—
Net cash used in investing activities	(4,947)	(347,835)
Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs paid	4,357,653	—
Proceeds from exercise of warrants	1,759
Principal payment of finance lease liability	(78,987)	(82,868)
Payment in lieu of fractional shares from reverse stock split	(9)	—
Proceeds from exercise of stock options	2,772	826
Net cash provided by (used in) financing activities	4,283,188	(82,042)
Net decrease in cash and cash equivalents	(4,815,967)	(24,173,397)
Cash and cash equivalents, beginning of period	17,386,326	47,326,060
Cash and cash equivalents, end of period	$12,570,359	$23,152,663

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Fair value of warrants issued	$5,669,847	$—
Held for sale assets	$429,140	$—
Right-of-use asset obtained in exchange for operating lease liabilities	$—	$164,613

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

Liquidity and Going Concern

The Company has had no revenues from product sales and has incurred operating losses since inception. As of September 30, 2023, the Company had $12.6 million in cash and cash equivalents, and during the nine months ended September 30, 2023, incurred a loss from operations of $10.7 million and used $9.1 million of cash in operating activities.

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

The Company’s future liquidity and capital funding requirements will depend on numerous factors, including:

●	its ability to raise additional funds to finance its operations;
●	its ability to negotiate and consummate any transaction arising from its exploration of strategic alternatives;
●	its ability to maintain compliance with the listing requirements of The Nasdaq Capital Market;
●	litigation expenses and the extent and amount of any indemnification claims;
●	its ability to maintain, expand and defend the scope of its intellectual property portfolio, including the amount and timing of any payments the Company may be required to make, or that it may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
●	its ability to retain its current employees and the need and ability to hire additional management;
●	the trading price of its common stock; and
●	its ability to increase the number of authorized shares outstanding to facilitate future financing events.

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

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s unaudited condensed consolidated financial statements relate to the valuation of stock-based compensation, the valuation of warrant liabilities and the valuation allowance of deferred tax assets resulting from net operating losses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources.

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

The following potentially dilutive securities outstanding as of September 30, 2023 and 2022 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	As of September 30,
	2023	2022
Common stock purchase options	196,485	381,469
Restricted stock units	11,110	—
Common stock purchase warrants	4,030,989	9,000
	4,238,584	390,469

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

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present the Company’s fair value hierarchy for its warrant liabilities measured at fair value on a recurring basis at September 30, 2023:

	Fair Value Measurements
	as of September 30, 2023
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities
Warrant liabilities	$—	$—	$3,428,601	$3,428,601

The following assumptions were used in determining the fair value of the warrant liabilities as of September 30, 2023:

As of September 30, 2023
Remaining contractual term (years)	1.3 - 5.3
Common stock price volatility	343.8%
Risk-free interest rate	4.60% - 5.25%
Expected dividend yield	—

The change in fair value of the warrant liabilities for the three and nine months ended September 30, 2023 is as follows:

Warrant
Liabilities
Balance as of March 31, 2023	$—
Fair value of warrants issued	5,669,847
Change in fair value	(1,430,351)
Balance as of June 30, 2023	4,239,496
Change in fair value	(810,895)
Balance as of September 30, 2023	$3,428,601

Assets Held for Sale

The Company classifies its long-lived assets to be sold as held for sale in the period (i) the Company has approved and committed to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable, (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company initially measures a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value, less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset until the date of sale. Upon designation as an asset held for sale, the Company stops recording depreciation and amortization expense on the long-lived asset. The Company assesses the fair value of a long-lived asset, less any costs to sell, at each reporting period and until the asset is no longer classified as held for sale.

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

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

3.  Other Prepaid Expenses and Current Assets

The Company’s prepaid expenses and other current assets consisted of the following:

	As of September 30,	As of December 31,
	2023	2022
	Unaudited	Unaudited
Prepaid research and development expense	$—	$67,027
Accounts receivable	—	150,000
Other prepaid expenses and other current assets	92,950	174,628
Total	$92,950	$391,655

4.  Equipment and Assets Held for Sale

The Company’s equipment and assets held for sale consisted of the following, after the effects of impairment charges and held-for-sale reclassifications:

	As of September 30,	As of December 31,
	2023	2022
	Unaudited	Unaudited
Laboratory equipment	$—	$3,048,579
Office equipment	259,979	259,978
Leasehold improvements	31,405	17,958
Total	291,384	3,326,515
Accumulated depreciation and amortization	(211,719)	(1,392,415)
Equipment, net	$79,665	$1,934,100

Assets held for sale	$429,140	—

During the nine months ended September 30, 2023, the Company recorded impairment charges of $0.9 million in connection with its restructuring, see Note 8. Depreciation expense for the three months ended September 30, 2023 and 2022 was approximately $0.1 million and $0.2 million, respectively. Depreciation expense for the nine months ended September 30, 2023 and 2022 was approximately $0.5 million and $0.6 million, respectively.

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.  Accrued Expenses and Other Current Liabilities

The Company’s accrued expenses and other current liabilities consisted of the following:

	As of September 30,	As of December 31,
	2023	2022
	Unaudited	Unaudited
Accrued compensation and benefits	$87,359	$171,572
Accrued consulting settlement	—	225,000
Accrued professional fees	120,845	241,808
Accrued research and development	—	20,684
Accrued franchise tax	29,680	217,440
Accrued restructuring	185,095	316,032
Other accrued expenses	39,207	35,120
Total	$462,186	$1,227,656

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

As of September 30, 2023, the Company has not sold any shares of common stock under the Equity Purchase Agreement.

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

Pursuant to the Registered Direct Purchase Agreement, in a concurrent private placement, the Company also agreed to issue to the Registered Direct Purchaser unregistered long-term warrants (the “RD Series A Warrants”) to purchase up to an aggregate of 578,697 shares of Common Stock and unregistered short-term warrants (the “RD Series B Warrants”) to purchase up to an aggregate of 578,697 shares of Common Stock. Each RD Series A Warrant has an exercise price of $2.32 per share, is exercisable immediately upon issuance, and will expire five and one-half years following the date of issuance. Each RD Series B Warrant has an exercise price of $2.32 per share, is exercisable immediately upon issuance, and will expire 18 months following the date of issuance.

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

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Warrants

Below is a summary of the Company’s issued and outstanding warrants as of September 30, 2023:

Expiration date	Exercise Price	Warrants Outstanding
September 20, 2024	$130.00	3,750
December 30, 2024	$2.32	1,945,526
June 28, 2028	$3.21	136,187
January 2, 2029	$2.32	1,945,526
		4,030,989

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(in years)
Outstanding as of December 31, 2022	9,006	$156.03
Issuances:
PIPE Series A Warrants	1,366,829	2.32
PIPE Series B Warrants	1,366,829	2.32
PIPE Pre-Funded Warrants	1,366,829	0.001
RD Series A Warrants	578,697	2.32
RD Series B Warrants	578,697	2.32
Pre-Funded Warrants	390,997	0.001
Placement Agent Warrants	136,187	3.21
Exercised:
PIPE Pre-Funded Warrants	(1,366,829)	0.001
Pre-Funded Warrants	(390,997)	0.001
Expired:	(5,256)	174.60
Outstanding as of September 30, 2023	4,030,989	2.47	3.3
Exercisable as of September 30, 2023	4,030,989	$2.47	3.3

7.  Stock-Based Compensation

As of September 30, 2023, an aggregate of 366,924 shares of common stock were authorized under the Company’s 2019 Stock Incentive Plan (the “2019 Plan”), subject to an “evergreen” provision that will automatically increase the maximum number of shares of common stock that may be issued under the term of the 2019 Plan. As of September 30, 2023, 155,994 shares of common stock were available for future grants under the 2019 Plan. As of September 30, 2023, an aggregate of 14,584 shares of common stock were authorized under the Company’s 2016 Consolidated Stock Incentive Plan (the “2016 Plan”) and 13,334 shares of common stock were available for future grants under the 2016 Plan.

The Company recorded stock-based compensation expense (benefit) in the following expense categories of its unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative	$(178,915)	$428,571	$302,817	$1,490,667
Research and development	(113,428)	82,041	(33,459)	613,818
Total	$(292,343)	$510,612	$269,358	$2,104,485

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock-based compensation expense for the three and nine months ended September 30, 2023 includes the reversal of expense previously recognized of $0.4 million for unvested stock options that were forfeited during the period in connection with the Company’s restructuring, see Note 8.

Stock Options

Below is a table summarizing the options issued and outstanding as of and for the nine months ended September 30, 2023:

		Weighted-	Weighted-
		Average	Average	Total
		Exercise	Remaining	Aggregate
		Price Per	Contractual	Intrinsic
	Stock Options	Share	Life (in years)	Value
Outstanding at December 31, 2022	365,287	$53.27
Granted	1,875	4.34
Exercised	(125,984)	0.02
Forfeited	(44,693)	66.51
Outstanding at September 30, 2023	196,485	83.93	4.81	$—
Exercisable as of September 30, 2023	151,137	$93.71	3.82	$—

As of September 30, 2023, unrecognized compensation costs associated with the stock options of $0.6 million will be recognized over an estimated weighted average amortization period of 3.62 years.

The intrinsic value of options exercised during the nine months ended September 30, 2023 and 2022 was $0.3 million and $0.3 million, respectively.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2023 and 2022 was $3.21 and $23.31, respectively.

Key assumptions used to estimate the fair value of the stock options granted during the nine months ended September 30, 2023 and 2022 included:

Nine Months Ended September 30,
	2023	2022
Expected term of options (years)	5.4 - 6.1	5.3 - 6.1
Expected common stock price volatility	82.3% - 85.2%	73.7% - 78.5%
Risk-free interest rate	3.5% - 4.0%	1.4% - 3.4%
Expected dividend yield	—	—

Restricted Stock Units

Below is a table summarizing the restricted stock units granted and outstanding as of and for the nine months ended September 30, 2023:

		Weighted-
		Average Grant
	Restricted Stock	Date Fair Value
	Units	Price
Unvested as of December 31, 2022	—	$—
Granted	19,823	4.00
Forfeited	(8,713)	—
Unvested as of September 30, 2023	11,110	4.00
Total unrecognized expense remaining	$30,208
Weighted-average years expected to be recognized over	3.4

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8. Restructuring and Impairment

Restructuring and impairment charges consist of the following:

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Restructuring	$365,483	$372,210
Impairment	857,109	857,109
Total restructuring and impairment	$1,222,592	$1,229,319

Restructuring

Restructuring charges relate primarily to the Company’s strategic restructurings announced in October 2022 to expand its focus to include the advancement of the differentiated gene editing capabilities of its platform and the announcement in August 2023 to halt further development of the Company’s programs and to conduct a comprehensive exploration of strategic alternatives focused on maximizing shareholder value.

The following table summarizes activity in the Company’s restructuring-related liability during the nine months ended September 30, 2023:

		Restructuring	Payments/
		Charges	Utilization
	Liability at	(Nine Months Ended	(Nine Months Ended	Liability at
	December 31, 2022	September 30, 2023)	September 30, 2023)	September 30, 2023
Research and development contract termination costs	$311,110	$2,490	$(313,600)	$—
Employee termination benefits	—	369,630	(184,535)	185,095
Other	4,922	90	(5,012)	—
Total Accrued restructuring	$316,032	$372,210	$(503,147)	$185,095

Impairment

In August 2023, as a result of halting further development of the Company’s programs as discussed above, the Company committed to a plan to actively sell certain chemistry and biology lab equipment, and as a result classified such equipment as held for sale as current assets on the consolidated balance sheet. The sale was completed in October 2023.

For the three and nine months ended September 30, 2023, the Company recorded long-lived impairment charges of $0.9 million, which reflects the difference between the carrying amount of the assets sold and their fair value, less costs to sell.

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

NeuBase Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10.  Subsequent Events

As previously disclosed by the Company, on June 28, 2023, the Company entered into the PIPE Purchase Agreement with an institutional investor (the “Warrant Holder”), pursuant to which, among other things, the Company issued to the Warrant Holder in a private placement on June 30, 2023: (i) a Series A Common Stock Purchase Warrant (the “PIPE Series A Warrant”) to purchase up to 1,366,829 shares of Common Stock, and (ii) a Series B Common Stock Purchase Warrant to purchase up to 1,366,829 shares of Common Stock (the “PIPE Series B Warrant”). Also as previously disclosed by the Company, on June 28, 2023, the Company entered into the Registered Direct Purchase Agreement with the Warrant Holder, pursuant to which, among other things, the Company issued to the Warrant Holder in a private placement conducted concurrently with a registered direct offering on June 30, 2023: (i) a Series A Common Stock Purchase Warrant to purchase up to 578,697 shares of Common Stock (the “RD Series A Warrant” and, together with the PIPE Series A Warrant, the “Series A Warrants”), and (ii) a Series B Common Stock Purchase Warrant to purchase up to 578,697 shares of Common Stock (the “RD Series B Warrant” and, together with the PIPE Series B Warrant, the “Series B Warrants” and the Series B Warrants, together with the Series A Warrants, the “Warrants”).

On October 17, 2023, the Company entered into an exchange agreement with the Warrant Holder (the “Exchange Agreement”) relating to the repurchase of the Series B Warrants in exchange for a cash payment of $1,250,000.00 and the treatment of the Series A Warrants in the event the Company executes a definitive agreement (the “Definitive Agreement”) pursuant to which (i) the Company, directly or indirectly, in one or more related transactions agrees to effect any merger or consolidation of the Company with or into another person (excluding a merger effected solely to change the Company’s name or domiciliation), (ii) the Company (or any subsidiary), directly or indirectly, agrees to effect any sale, lease, exclusive license, assignment, transfer, conveyance or other disposition of all or substantially all of the Company’s assets in one or a series of related transactions, (iii) any direct or indirect purchase offer, tender offer or exchange offer (whether by the Company or another person) will be effected pursuant to which holders of Common Stock are permitted to sell, tender or exchange their shares for other securities, cash or property and has been accepted by the holders of more than 50% of the outstanding Common Stock or more than 50% of the voting power of the common equity of the Company, (iv) the Company, directly or indirectly, in one or more related transactions effects any reclassification, reorganization or recapitalization of the Common Stock or any compulsory share exchange pursuant to which the Common Stock is effectively converted into or exchanged for other securities, cash or property (excluding a stock split), or (v) the Company, directly or indirectly, in one or more related transactions agrees to consummate a stock or share purchase agreement or other business combination (including, without limitation, a reorganization, recapitalization, spin-off, merger or scheme of arrangement) with another person or group of persons whereby such other person or group acquires more than 50% of the outstanding shares of Common Stock or more than 50% of the voting power of the common equity of the Company.

Pursuant to the Exchange Agreement, the Company agreed that, effective as of the date the Company executes a Definitive Agreement (the “Execution Date”), in reliance upon the exemption from securities registration afforded by Section 3(a)(9) of the Securities Act, the Company will exchange all of the Series A Warrants then-held by the Warrant Holder for a new Series A-1 Common Stock Purchase Warrant (the “New Warrant”) to purchase such number of shares of Common Stock as is equal to the product of 110% multiplied by the aggregate number of shares of Common Stock that are then-exercisable pursuant to the Series A Warrants then-held by the Warrant Holder (if any).

The New Warrant will have the same $2.32 per share exercise price of the Series A Warrants (subject to adjustment for recapitalizations, stock splits and similar transactions), will be exercisable commencing on the date of the closing of the transaction contemplated by the Definitive Agreement, and will expire on January 2, 2029, the same date as the expiration date of the Series A Warrants.

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

Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, and except as described below, there have been no material changes to such policies or estimates during the nine months ended September 30, 2023.

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

Assets Held for Sale

The Company classifies its long-lived assets to be sold as held for sale in the period (i) the Company has approved and committed to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable, (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company initially measures a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value, less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset until the date of sale. Upon designation as an asset held for sale, the Company stops recording depreciation and amortization expense on the long-lived asset. The Company assesses the fair value of a long-lived asset, less any costs to sell, at each reporting period and until the asset is no longer classified as held for sale.

Recent Accounting Pronouncements

Please refer to Note 2, Significant Accounting Policies—Recent Accounting Pronouncements, in Item 1, Financial Statements, for a discussion of recent accounting pronouncements.

Results of Operations

Results of operations for the three months ended September 30, 2023, reflect the following changes from the three months ended September 30, 2022:

	Three Months Ended September 30,
	2023	2022	Change
OPERATING EXPENSES
General and administrative	$1,203,020	$2,236,325	$(1,033,305)
Research and development	387,564	5,487,056	(5,099,492)
Restructuring and impairment	1,222,592	—	1,222,592
TOTAL OPERATING EXPENSES	2,813,176	7,723,381	(4,910,205)
LOSS FROM OPERATIONS	(2,813,176)	(7,723,381)	4,910,205
OTHER INCOME (EXPENSE)
Interest expense	(122)	(2,693)	2,571
Interest income	162,924	106,710	56,214
Loss on issuance of common stock and warrants	(660)	—	(660)
Change in fair value of warrant liabilities	810,895	—	810,895
Other income (expense), net	19,027	(12,524)	31,551
Total other income (expense), net	992,064	91,493	900,571
NET LOSS	$(1,821,112)	$(7,631,888)	$5,810,776

During the three months ended September 30, 2023, our operating loss decreased by $4.9 million compared to the three months ended September 30, 2022. Our net loss decreased by $5.8 million for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. Until we are able to generate revenue from product sales, our management expects to continue to incur net losses.

General and Administrative Expenses

General and administrative expenses consist primarily of legal and professional fees, wages and stock-based compensation. General and administrative expenses decreased by $1.0 million for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to a decrease in consulting and wage expenses.

Research and Development Expenses

The following table summarizes the Company’s research and development expenses for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Change
Research and development
Professional consultation and other analytical work	$129,903	$1,877,780	$(1,747,877)
Lab Supplies, chemicals and manufacturing expenses	55,710	2,137,063	(2,081,353)
Employee wages, benefits, and payroll taxes	109,386	968,480	(859,094)
Stock-based compensation expense	(113,428)	82,041	(195,469)
Facility, depreciation and other expenses	205,993	421,692	(215,699)
Total research and development	$387,564	$5,487,056	$(5,099,492)

The decrease of approximately $5.1 million of research and development expenses was primarily attributable to $1.7 million of decreased professional consultation and other analytical work; $2.1 million of decreased lab supplies, chemicals, and manufacturing expenses; $0.9 million decrease of employee wages, benefits, and payroll taxes; $0.2 million of decreased stock-based compensation expense; and $0.2 million of decreased equipment, depreciation, and facility costs. The overall decrease is primarily related to the Company’s strategic restructurings announced in October 2022 and August 2023, resulting in the overall decrease in research and development expenses for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.

Restructuring and Impairment

The increase of approximately $1.2 million in restructuring and impairment was primarily attributed to $0.3 million in employee termination benefits and $0.9 million in equipment impairment. No restructuring charges were incurred during the three months ended September 30, 2022.

Loss on Issuance of Common Stock and Warrants

The loss on issuance of common stock and warrants during the three months ended September 30, 2023 was not material. There was no comparable loss for the three months ended September 30, 2022.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities of $0.8 million for the three months ended September 30, 2023 reflects the changes in the warrant liabilities primarily due to changes in our stock price.

Other Income (Expense), net

Other income (expense), net recognized during the three months ended September 30, 2023 primarily related to miscellaneous other income partially offset by the recognized loss on an asset disposal. Other income (expense), net during the three months ended September 30, 2022 primarily related to the recognized loss on an asset disposal.

Results of operations for the nine months ended September 30, 2023, reflect the following changes from the nine months ended September 30, 2022:

	Nine Months Ended September 30,
	2023	2022	Change
OPERATING EXPENSES
General and administrative	$6,523,996	$8,934,037	$(2,410,041)
Research and development	2,912,094	17,079,335	(14,167,241)
Restructuring and impairment	1,229,319	—	1,229,319
TOTAL OPERATING EXPENSES	10,665,409	26,013,372	(15,347,963)
LOSS FROM OPERATIONS	(10,665,409)	(26,013,372)	15,347,963
OTHER INCOME (EXPENSE)
Interest expense	(3,206)	(8,828)	5,622
Interest income	457,349	147,302	310,047
Loss on issuance of common stock and warrants	(1,312,212)	—	(1,312,212)
Change in fair value of warrant liabilities	2,241,246	—	2,241,246
Other income (expense), net	(78,787)	(172,736)	93,949
Total other income (expense), net	1,304,390	(34,262)	1,338,652
NET LOSS	$(9,361,019)	$(26,047,634)	$16,686,615

During the nine months ended September 30, 2023, our operating loss decreased by $15.3 million compared to the nine months ended September 30, 2022. Our net loss decreased by $16.7 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. Until we are able to generate revenue from product sales, our management expects to continue to incur net losses.

General and Administrative Expenses

General and administrative expenses consist primarily of legal and professional fees, wages and stock-based compensation. General and administrative expenses decreased by $2.4 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to a decrease in consulting and wage expenses.

Research and Development Expenses

The following table summarizes the Company’s research and development expenses for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Change
Research and development
Professional consultation and other analytical work	$420,792	$4,563,157	$(4,142,365)
Lab Supplies, chemicals and manufacturing expenses	752,612	7,466,882	(6,714,270)
Employee wages, benefits, and payroll taxes	878,063	3,162,021	(2,283,958)
Stock-based compensation expense	(33,459)	613,819	(647,278)
Facility, depreciation and other expenses	894,086	1,273,456	(379,370)
Total research and development	$2,912,094	$17,079,335	$(14,167,241)

The decrease of approximately $14.2 million of research and development expenses was primarily attributable to $4.1 million of decreased professional consultation and other analytical work; $6.7 million of decreased lab supplies, chemicals, and manufacturing expenses; $2.3 million decrease of employee wages, benefits, and payroll taxes; $0.6 million of decreased stock-based compensation expense; and $0.4 million of decreased equipment, depreciation, and facility costs. The overall decrease is primarily related to the Company’s strategic restructurings announced in October 2022 and August 2023, resulting in the overall decrease in research and development expenses for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

Restructuring and impairment

The increase of approximately $1.2 million in restructuring and impairment was primarily attributed to $0.3 million in employee termination benefits, and $0.9 million in equipment impairment. No restructuring charges were incurred during the nine months ended September 30, 2022.

Loss on Issuance of Common Stock and Warrants

For the nine months ended September 30, 2023, the loss on issuance of common stock and warrants was approximately $1.3 million. This loss is attributable to the fair value measurement of the warrant liabilities using a Black-Scholes Model to estimate the common stock warrant liabilities associated with the registered direct and concurrent private placement offering we completed in June 2023. There was no comparable loss for the nine months ended September 30, 2022.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities of $2.2 million for the nine months ended September 30, 2023 reflects the changes in the warrant liabilities primarily due to changes in our stock price.

Other Income (Expense), net

We recognized other income (expense), net of $79 thousand during the nine months ended September 30, 2023 primarily related to the buyout of certain leased equipment. We recognized other income (expense), net of $0.2 million during the nine months ended September 30, 2022 related to the correction of a payroll tax expense credit received in a prior period.

Liquidity, Capital Resources, Going Concern, and Financial Condition

We have had no revenues from product sales and have incurred operating losses since inception. As of September 30, 2023, we had cash and cash equivalents of $12.6 million. We have historically funded our operations through the sale of common stock and the issuance of convertible notes and warrants. We expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As a result, we will likely need to raise additional capital through one or more of the following: the issuance of additional debt or equity or the completion of a licensing transaction for one or more of our pipeline assets. Accordingly, there are material risks and uncertainties that raised substantial doubt about the Company’s ability to continue as a going concern. In August 2023, the Company announced a restructuring plan to reduce its operating expenses and extend its cash runway into the fourth quarter of calendar year 2025 based on current operating plans and estimates. Management believes it is probable that the restructuring plan will be effectively implemented and will mitigate the conditions that gave rise to substantial doubt about the Company’s ability to continue as a going concern.

Net working capital decreased from December 31, 2022 to September 30, 2023 by $7.1 million (from $15.8 million to $8.7 million). We expect our annual cash burn to decrease in the fiscal year ending December 31, 2023, due to the restructuring actions that we have implemented since October 2022 and the announcement in August 2023 that we are halting further development of the Company’s research programs and exploring strategic alternatives including, but not limited to, an acquisition, merger, business combination, or other transaction.

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

Cash Flow Summary

The following table summarizes selected items in our unaudited condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(9,094,208)	$(23,743,520)
Net cash used in investing activities	(4,947)	(347,835)
Net cash provided by (used in) financing activities	4,283,188	(82,042)
Net decrease in cash and cash equivalents	$(4,815,967)	$(24,173,397)

Operating Activities

Net cash used in operating activities was approximately $9.1 million for the nine months ended September 30, 2023, as compared to approximately $23.7 million for the nine months ended September 30, 2022. Net cash used in operating activities in the nine months ended September 30, 2023 was primarily the result of our net loss,  the change in fair value of warrant liabilities, a decrease in accrued expenses and other current liabilities, and a decrease in operating lease liability, partially offset by stock-based compensation expense, the loss on issuance of common stock and warrants, depreciation and amortization expenses, impairment, a decrease in prepaid insurance, other prepaid expenses and current assets and a decrease in security deposit. Net cash used in operating activities in the nine months ended September 30, 2022 was primarily the result of our net loss,  a decrease in prepaid insurance, other prepaid expenses and current assets, a decrease in accrued expenses and other current liabilities, and a decrease in operating lease liability, partially offset by stock-based compensation expense, depreciation and amortization expenses and an increase in accounts payable.

Investing Activities

Net cash used in investing activities was approximately $5 thousand for the nine months ended September 30, 2023, as compared to $0.3 million for the nine months ended September 30, 2022. Net cash used in investing activities for the nine months ended September 30, 2023 was primarily due to the purchase of leasehold improvements, partially offset by proceeds received on sale of lab equipment. Net cash used in investing activities for the nine months ended September 30, 2022 was primarily due to the purchase of laboratory and office equipment.

Financing Activities

Net cash provided by financing activities was approximately $4.3 million for the nine months ended September 30, 2023, as compared to net cash used in financing activities of $0.1 million for the nine months ended September 30, 2022. Net cash provided by financing activities for the nine months ended September 30, 2023 primarily reflects net proceeds from the June 2023 issuance of common stock and warrants, partially offset by principal payment of our finance lease liability. Net cash used in financing activities for the nine months ended September 30, 2022 primarily reflects the principal payment of our finance lease liability.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarterly period ended September 30, 2023.

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

Risk Related to Our Common Stock

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

As previously disclosed on November 6, 2023, on November 3, 2023 we received a letter (the “Notice”) from The Nasdaq Stock Market (“Nasdaq”), notifying us that, because the closing bid price for the Company’s common stock has been below $1.00 per share for 30 consecutive business days, the Company no longer complies with the minimum bid price requirement for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive business days.

The Notice has no immediate effect on the listing of the Company’s common stock on The Nasdaq Capital Market. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial compliance period of 180 calendar days, or until May 1, 2024, to regain compliance with the Minimum Bid Price Requirement. During the compliance period, the Company’s shares of common stock will continue to be listed and traded on The Nasdaq Capital Market. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the 180 calendar day grace period.

In the event the Company is not in compliance with the Minimum Bid Price Requirement by May 1, 2024, the Company may be afforded a second 180 calendar day grace period. To qualify, the Company would be required to meet the continued listing requirements for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement. In addition, the Company would be required to provide written notice of its intention to cure the minimum bid price deficiency during this second 180-day compliance period by effecting a reverse stock split, if necessary.

We intend to actively monitor the bid price for our common stock between now and May 1, 2024 and will consider available options to regain compliance with the Minimum Bid Price Requirement. There can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement or that we will otherwise be in compliance with the other listing standards for The Nasdaq Capital Market. If our common stock is delisted, it could reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the delisting of our common stock could materially adversely affect our access to the capital markets, and any limitation on liquidity or reduction in the price of our common stock could materially adversely affect our ability to raise capital. Delisting from The Nasdaq Capital Market could also result in other negative consequences, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit
2.1+	Agreement and Plan of Merger and Reorganization, dated as of January 2, 2019, by and among Ohr Pharmaceutical, Inc., Ohr Acquisition Corp. and NeuBase Therapeutics, Inc.	8-K	001-35963	1/3/2019	2.1

2.2	First Amendment to the Agreement and Plan of Merger and Reorganization, dated as of June 27, 2019, by and among Ohr Pharmaceutical, Inc., Ohr Acquisition Corp. and NeuBase Therapeutics, Inc.	8-K	001-35963	7/3/2019	2.1

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-35963	7/12/2019	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of NeuBase Therapeutics, Inc., filed with the Secretary of State of the State of Delaware on June 14, 2023.	8 K	001-35963	6/14/2023	3.1

3.3	Amended and Restated Bylaws of the Company.	8-K	001-35963	9/23/2019	3.1

3.4	Amendment to Amended and Restated Bylaws of the Company.	8-K	001-35963	9/18/2023	3.1

4.1	Form of Series A Warrant issued to investors pursuant to the Securities Purchase Agreement, dated December 7, 2016, by and among Ohr Pharmaceutical, Inc. and the purchasers listed therein.	8-K	001-35963	12/8/2016	4.1

4.2	Form of Warrant issued to investors pursuant to the Securities Purchase Agreement, dated as of April 5, 2017, by and among Ohr Pharmaceutical, Inc. and the purchasers listed therein.	8-K	001-35963	4/6/2017	4.1

4.3	Form of Common Stock Certificate.	S-8	333-233346	8/16/2019	4.17

4.4	Form of Series A Common Stock Purchase Warrant issued to investors pursuant to the Securities Purchase Agreements, dated as of June 28, 2023, by and among NeuBase Therapeutics, Inc. and the purchasers listed therein.	8-K	001-35963	6/30/2023	4.1

4.5	Form of Series B Common Stock Purchase Warrant issued to investors pursuant to the Securities Purchase Agreements, dated as of June 28, 2023, by and among NeuBase Therapeutics, Inc. and the purchasers listed therein.	8-K	001-35963	6/30/2023	4.2

4.6	Form of Pre-Funded Common Stock Purchase Warrant (Registered Direct Offering) issued to investors pursuant to the Securities Purchase Agreements, dated as of June 28, 2023, by and among NeuBase Therapeutics, Inc. and the purchasers listed therein.	8-K	001-35963	6/30/2023	4.3

4.7	Form of Pre-Funded Common Stock Purchase Warrant (PIPE Private Placement) issued to investors pursuant to the Securities Purchase Agreements, dated as of June 28, 2023, by and among NeuBase Therapeutics, Inc. and the purchasers listed therein.	8-K	001-35963	6/30/2023	4.4

4.8	Form of Placement Agent Common Stock Purchase Warrant issued to investors pursuant to an engagement letter, dated as of June 12, 2023, as amended on June 28, 2023, between the Company and H.C. Wainwright & Co., LLC.	8-K	001-35963	6/30/2023	4.5

4.9	Form of Series A-1 Common Stock Purchase Warrant.	8-K	001-35963	10/18/2023	4.1

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

10.1***	Securities Purchase Agreement, dated as of June 28, 2023 (Registered Direct Offering), by and among NeuBase Therapeutics, Inc. and the purchasers listed therein.	8-K	001-35963	6/30/2023	10.1

10.2***	Securities Purchase Agreement, dated as of June 28, 2023 (PIPE Private Placement), by and among NeuBase Therapeutics, Inc. and the purchasers listed therein.	8-K	001-35963	6/30/2023	10.2

10.3	Registration Rights Agreement, dated as of June 28, 2023, by and among NeuBase Therapeutics, Inc. and the purchaser listed therein	8-K	001-35963	6/30/2023	10.3

10.4	Amendment No. 1 to Neubase Therapeutics, Inc. 2019 Stock Incentive Plan.	8-K	001-35963	7/31/2023	10.1

10.5	Exchange Agreement, dated October 17, 2023, by and between NeuBase Therapeutics, Inc. and the Warrant Holder party thereto.	8-K	001-35963	10/18/2023	10.1

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

NeuBase Therapeutics, Inc.

Date: November 09, 2023	/s/ Todd Branning
Todd Branning
Chief Financial Officer
(Principal Financial and Accounting Officer)